Form 10-Q
period 1996-06-30
UGLY DUCKLING CORP
filed 1996-08-14
CIK 1012704

THIS REPORT HAS BEEN FILED WITH
                    THE SECURITIES AND EXCHANGE COMMISSION
                                  VIA EDGAR
- -----------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
- -----------------------------------------------------------------------------

                                  FORM 10-Q

[  X  ]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE
          SECURITIES  EXCHANGE  ACT  OF  1934

          OR

[     ]          TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE
          SECURITIES  EXCHANGE  ACT  OF  1934

                 For the quarterly period ended June 30, 1996

                       Commission File Number 000-20841

              U G L Y   D U C K L I N G   C O R P O R A T I O N

           (Exact name of registrant as specified in its charter)

         Delaware                                              86-0721358
(State  or  other  jurisdiction  of                        (I.R.S.  employer
incorporation  or  organization)                           identification no.)

                           2525 E. Camelback Road,
                                  Suite 1150
                       Phoenix, Arizona          85016

             (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code: (602) 852-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes                                    No     X*
                         ----------                            ----------
*This  is  registrant's  first  required  filing.

Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date:

At August 12, 1996, there were 8,691,264 shares of Common Stock, $0.001 par value, outstanding.

                          Ugly Duckling Corporation
                                   FORM 10-Q

                              TABLE OF CONTENTS

                       Part I.  - FINANCIAL STATEMENTS



Page
Item  1          FINANCIAL  STATEMENTS

   Condensed  Consolidated  Balance  Sheets  -  June  30,  1996  and
     December  31,  1995.....................................................3
   Condensed  Consolidated    Statements  of  Operations  -  Three
     Months  and  Six  Months Ended June 30, 1996 and June 30, 1995..........4
   Condensed  Consolidated  Statements  of  Cash  Flows  -  Six
     Months  Ended  June  30, 1996 and June 30, 1995.........................5
   Notes  to  Condensed  Consolidated Financial Statements...................6

Item  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
         AND  RESULTS  OF  OPERATIONS........................................8



                        Part II. -  OTHER INFORMATION

Item  1.      LEGAL PROCEEDINGS.............................................21

Item  2.      CHANGES IN SECURITIES.........................................21

Item  3.      DEFAULTS UPON SENIOR SECURITIES...............................21

Item  4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........21

Item  5.      OTHER INFORMATION.............................................21

Item  6.      EXHIBITS AND REPORTS ON FORM 8-K..............................21


SIGNATURES.................................................................S-1

 UGLY  DUCKLING  CORPORATION  AND  SUBSIDIARIES
 Condensed  Consolidated  Balance  Sheets
 (In  thousands,  except  share  data)


                                                    June 30,     December 31,
Assets                                                1996           1995
                                                  ------------  --------------
                                                  (Unaudited)      (Note 1)
 Cash and  Cash Equivalents                       $       263   $       1,419
 Finance Receivables:
     Principal Balances, Net                           51,660          49,226
     Less: Allowance for Credit Losses                 (8,048)         (8,500)
                                                  ------------  --------------
         Finance Receivables, Net                      43,612          40,726

 Residual in Finance Receivables Sold                   5,001               -
 Investments Held in Trust                              1,574               -
 Inventory, at Cost                                     6,386           6,329
 Property and Equipment, Net                            9,477           8,883
 Deferred and Refundable Income Taxes                   1,151           1,775
 Other Assets                                           2,678           1,658
                                                  ------------  --------------
                                                  $    70,142   $      60,790
                                                  ============  ==============

 Liabilities and Stockholders' Equity
   Liabilities:
     Accounts Payable and Accrued Liabilities     $     7,879   $       5,169
     Notes Payable and Other Liabilities               23,802          33,184
     Subordinated Notes Payable                        14,000          17,553
                                                  ------------  --------------
         Total Liabilities                             45,681          55,906

 Stockholders' Equity:
 Preferred Stock, $.001 Par Value; Authorized
   10,000,000 Shares; 1,000,000 and 1,000,000
   Shares Issued and Outstanding at December 31,
    1995 and June 30, 1996, respectively               10,000          10,000
 Common Stock, $.001 Par Value; Authorized
   20,000,000 Shares;  5,579,600 and 8,691,264
   Shares Issued and Outstanding at December 31,
   1995 and June 30, 1996, respectively.               18,122             127
 Accumulated Deficit                                   (3,661)         (5,243)
                                                  ------------  --------------

         Total Stockholders' Equity                    24,461           4,884
                                                  ------------  --------------
                                                  $    70,142   $      60,790
                                                  ============  ==============

 See  accompanying  notes  to  Condensed  Consolidated  Financial  Statements.

UGLY  DUCKLING  CORPORATION  AND  SUBSIDIARIES
Condensed  Consolidated  Statements  of  Operations
(In  thousands,  except  earnings  per  common  share  -  Unaudited)

                                    3 Mos       3 Mos       6 Mos       6 Mos
                                    Ended       Ended       Ended       Ended
                                   June 30,    June 30,    June 30,    June 30,
                                     1996        1995        1996        1995
                                  ----------  ----------  ----------  ----------
Dealership Revenues:
  Sales of Used Cars              $  15,096   $  12,765   $  30,177   $  22,448
  Income on Finance Receivables       2,101       1,911       4,591       3,475
  Gain on Sales of Finance
    Receivables                         639           -       1,178           -
  Income on Residual in Finance
    Receivables Sold                    476           -         579           -
                                  ----------  ----------  ----------  ----------
                                     18,312      14,676      36,525      25,923
                                  ----------  ----------  ----------  ----------
Cost of Dealership Revenues:
  Cost of Used Cars Sold              8,510       7,030      16,858      11,888
  Provision for Credit Losses         2,566       2,344       5,172       4,404
                                  ----------  ----------  ----------  ----------
                                     11,076       9,374      22,030      16,292
                                  ----------  ----------  ----------  ----------

  Net Revenues from Dealership
    Activities                        7,236       5,302      14,495       9,631

Other Income                          1,769         299       2,952         597
                                  ----------  ----------  ----------  ----------

  Income before Operating
    Expenses                          9,005       5,601      17,447      10,228

Operating Expenses                    6,284       4,646      12,010       8,616
                                  ----------  ----------  ----------  ----------

  Operating Income                    2,721         955       5,437       1,612

Interest Expense:
  Subordinated Notes Payable            605         802       1,237       1,594
  Others                              1,033         436       2,052         766
                                  ----------  ----------  ----------  ----------
                                      1,638       1,238       3,289       2,360
                                  ----------  ----------  ----------  ----------

Income (Loss) before Income
  Taxes                               1,083        (283)      2,148        (748)

Income Tax Expense (Benefit)              -           -           -           -
                                  ----------  ----------  ----------  ----------

  Net Earnings (Loss)                 1,083        (283)      2,148        (748)

  Preferred Stock Dividend             (267)          -        (567)          -
                                  ----------  ----------  ----------  ----------

Net Earnings (Loss) Available
  to Common Shares                $     816       ($283)  $   1,581       ($748)
                                  ==========  ==========  ==========  ==========

Earnings (Loss) per Common
  Share:
     Primary                      $    0.13      ($0.05)  $    0.26      ($0.13)
                                  ==========  ==========  ==========  ==========
     Fully Diluted                $    0.13      ($0.05)  $    0.26      ($0.13)
                                  ==========  ==========  ==========  ==========

Weighted Average Common and
  Common Equivalent Shares
  Outstanding:
     Primary                          6,380       5,892       6,136       5,892
                                  ==========  ==========  ==========  ==========
     Fully Diluted                    6,398       5,892       6,145       5,892
                                  ==========  ==========  ==========  ==========

See  accompanying  notes  to  Condensed  Consolidated  Financial  Statements.

 UGLY  DUCKLING  CORPORATION  AND  SUBSIDIARIES
 Condensed  Consolidated  Statements  of  Cash  Flows
 (In  thousands  -  Unaudited)
                                                              6 Mos       6 Mos
                                                              Ended       Ended
                                                             June 30,    June 30,
                                                               1996        1995
                                                            ----------  ----------
 Cash Flows from Operating Activities:
   Net Earnings (Loss)                                      $   2,148   $    (748)

   Adjustments to Reconcile Net Earnings (Loss) to Net
       Cash Provided by Operating Activities:
     Provision for Credit Losses                                5,172       4,404
     Gain on Sale of Finance Receivables                       (1,178)          -
     Income on Residual in Finance Receivables Sold              (579)          -
     Compensation Expense Related to Sale of Common Stock           -          45
     Increase in Deferred Income Taxes                           (226)       (584)
     Depreciation and Amortization                                701         545
     Decrease in Refundable Income Taxes                        1,360         174
     Changes in Assets and Liabilities:
       Increase in Inventory                                      (57)     (1,140)
       Decrease (Increase) in Other Assets                        136        (252)
       Increase in Accounts Payable and Accrued Expenses        2,710       1,706
                                                            ----------  ----------

       Net Cash Provided by Operating Activities               10,187       4,150
                                                            ----------  ----------

 Cash Flows Provided by (Used in) Investing Activities:
   Increase in Finance Receivables                            (44,300)    (23,507)
   Proceeds from Sales of Finance Receivables                  18,410           -
   Collections on Finance Receivables                          19,010       7,832
   Increase in Investments Arising from Finance
     Receivables Sold                                          (5,995)          -
   Repayments of Notes Receivable                                  63           -
   Purchases of Property and Equipment                         (2,056)     (1,838)
                                                            ----------  ----------

       Net Cash Used in Investing Activities                  (14,868)    (17,513)
                                                            ----------  ----------

 Cash Flows from Financing Activities:

   Repayments of Obligations Under Capital Leases                 (79)        (51)
   Net Additions (Repayments) of Notes Payable                (10,221)     11,847
   Net Issuance (Repayments) of Subordinated Notes
     Payable                                                     (553)      1,709
   Preferred Stock Dividends Paid                                (567)          -
   Proceeds from Issuance of Common Stock                      14,945           5
                                                            ----------  ----------

       Net Cash Provided by Financing Activities                3,525      13,510
                                                            ----------  ----------

 Net Increase (Decrease) in Cash and Cash Equivalents          (1,156)        147

 Cash and Cash Equivalents at Beginning of Period               1,419         168
                                                            ----------  ----------

 Cash and Cash Equivalents at End of Period                 $     263   $     315
                                                            ==========  ==========

See  accompanying  notes  to  Condensed  Consolidated  Financial  Statements

UGLY  DUCKLING  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
(Unaudited)

NOTE  1.        BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Ugly Duckling Corporation (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited interim information reflect all adjustments,  consisting  only  of  normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet as of December 31, 1995 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principals. It is suggested that these financial statements be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1995, included in the Company's prospectus, dated June 17, 1996, filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended.

NOTE  2.        SUMMARY  OF  PRINCIPAL  BALANCES,  NET

Following is a summary of Principal Balances, net, as of June 30, 1996 and December 31, 1995.

                                   June 30,    Dec. 31,
                                     1996        1995
                                  ----------  ----------
Contractually Scheduled Payments  $  72,363   $  66,425
Less: Unearned Finance Charges      (21,581)    (18,394)
                                  ----------  ----------
   Principal Balances                50,782      48,031
Add: Accrued Interest                   548         613
     Loan Origination Costs             330         582
                                  ----------  ----------
Principal Balances, Net           $  51,660   $  49,226
                                  ==========  ==========

NOTE  3.        PRESENTATION  OF  DEALERSHIP  REVENUES  AND COST OF REVENUES

Revenues from Company Dealership operations consist of Sales of Used Cars, Income on Finance Receivables, Gain on Sale of Finance Receivables and Income on Residual in Finance Receivables Sold. Cost of Revenues of Dealership operations is comprised of Cost of Used Cars Sold and the Provision for Credit Losses.

The prices at which the Company sells its cars and the interest rate that it charges to finance these sales take into consideration that the Company's primary customers are high-risk borrowers, many of whom ultimately default. The Provision for Credit Losses reflects these factors and is treated by the Company as a cost of both the future finance income derived on the contract receivables originated at Company Dealerships as well as a cost of the sale of the cars themselves. Accordingly, unlike traditional car dealerships, the Company does not present gross profit/margin in its Statement of Operations calculated as Sales of Used Cars less Cost of Used Cars Sold.

NOTE  4.        PUBLIC  OFFERING

On June 21, 1996, the Company completed its initial public offering of 2,300,000 shares of its Common Stock. Further, on June 28, 1996, the underwriters of the offering exercised their over-allotment option to purchase an additional 345,000 shares of the Company's Common Stock. The net proceeds from the offering (approximately $14.9 million) were used to reduce borrowings under the Company's revolving credit facility.

Effective upon the closing of the initial public offering, SunAmerica Life Insurance Company ("SunAmerica") converted $3.0 million of subordinated debt into Common Stock at the initial public offering price. SunAmerica received 444,444 shares of Common Stock in the Company. The 12.5% subordinated note was originated in August of 1995.

Effective upon the closing of the initial public offering, Verde Investments, Inc.(Verde), an affiliate of the Company whose sole shareholder is also the Chairman, Chief Executive Officer, and majority stockholder of the Company, lowered the rental rates on eleven properties leased to the Company by Verde. Verde also granted the Company the right to purchase nine properties owned by Verde and assign its leasehold interests in the two properties it subleases to the Company. In addition, the interest rate on $14.0 million of subordinated debt payable to Verde was lowered from 18% to 10%.

On June 21, 1996, prior to the closing of the initial public offering, the Board of Directors declared a dividend on the Company's Preferred Stock at an annualized rate of 12% in the amount of $267,000 covering the period from April 1, 1996 through June 21, 1996. Effective upon completion of the offering, the dividend rate on $10.0 million of Preferred Stock held by Verde was lowered to 10% through the end of 1997. Future dividends shall be paid when declared by a majority of the Company's independent Board of Directors. The Company expects to pay the Preferred Stock dividend each quarter.


NOTE  5.        COMMON  STOCK  EQUIVALENTS

Net Earnings (Loss) per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on Exhibit 11 to this Quarterly Report on Form 10-Q.


NOTE  6.        RECLASSIFICATIONS

Certain reclassifications have been made to previously reported information to conform with classifications made as of June 30, 1996 and for the three and six month periods then ended.

                                   ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements. Additional written or oral forward looking statements may be made by the
Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in Exhibit 99 to this Quarterly Report on Form 10-Q.

INTRODUCTION

The Company is a fully integrated used car sales and finance company that operates the largest chain of "buy here-pay here" used car dealerships in Arizona. As part of its activities, the Company underwrites, finances, and services installment contracts generated by its dealerships ("Company Dealerships") and by third party used car dealerships ("Third Party Dealers") located in selected markets throughout the United States. The Company targets customers who have limited credit histories, low incomes, or past credit problems ("Sub-Prime Borrowers").

BUSINESS  OPERATIONS    The Company commenced its used car sales and finance
operations with the acquisition of two Company Dealerships in 1992. During 1993, the Company acquired three additional Company Dealerships. In 1994, the Company constructed and opened four new Company Dealerships that were built specifically to meet the Company's new standards of appearance, reconditioning capabilities, size, and location. During 1994, the Company closed one Company Dealership because the facility failed to satisfy these new standards and, at the end of 1995, closed its Gilbert, Arizona dealership (the "Gilbert Dealership").

The Gilbert Dealership was used by the Company to evaluate the sale of later model used cars. These cars had an average age of approximately three years, which is two to five years newer than the cars typically sold at Company Dealerships, and cost more than twice that of typical Company Dealership cars.
 The Company determined that its standard financing program could not be implemented on these higher cost cars. Furthermore, operation of this dealership required additional corporate infrastructure to support its market niche, such as distinct advertising and marketing programs, which the Company was unable to leverage across its other operations. Accordingly, the Company terminated this program and sold the land, dealership building, and other assets to a third party. During the three months ended June 30, 1995, the Gilbert Dealership produced sales of $2.6 million (average of $9,256 per car sold) and gross profits (Sales of Used Cars less Cost of Used Cars Sold) of $697,000 (average of $2,462 per car sold), and the Company incurred selling and marketing expenses of $177,000 (average of $625 per car sold). During the six months ended June 30, 1995, the Gilbert Dealership produced sales of $3.6 million (average of $8,191 per car sold) and gross profits of $1.1 million (average of $2,591 per car sold), and the Company incurred selling and marketing expenses of $217,000 (average of $492 per car sold). The pro forma results of operations discussed below have been adjusted as if the Gilbert Dealership had been terminated as of December 31, 1994, as management believes these pro forma results are more indicative of ongoing operations.

In 1994, the Company acquired Champion Financial Services, Inc., an independent automobile finance company, primarily for its management expertise and contract servicing software and systems. Champion had a portfolio of approximately $1.9 million in sub-prime contracts averaging $2,000 in principal amount. For the balance of 1994, the Company purchased an additional $1.7 million in contracts.

In April 1995, the Company initiated an aggressive plan for purchasing contracts from Third Party Dealers and by June 30, 1996 had opened thirteen Third Party Dealer contract buying offices ("Branch Offices") in six states serving over 500 Third Party Dealers.

INITIAL PUBLIC OFFERING AND RECAPITALIZATION TRANSACTIONS On June 21, 1996, the Company completed its initial public offering of 2,300,000 shares of Common Stock. On June 28, 1996, the underwriters of the offering exercised their overallotment option to purchase an additional 345,000 shares of the Company's Common Stock. The net proceeds from the offering (approximately $14.9 million) were used to reduce borrowings under the Company's revolving credit facility ("Revolving Facility") with General Electric Capital Corporation ("GE Capital").

Effective upon the closing of the initial public offering, Verde Investments, Inc. ("Verde"), an affiliate of the Company whose sole stockholder is the Chairman, Chief Executive Officer, and majority stockholder of the Company, agreed to sell to the Company, subject to financing, nine properties owned by Verde and leased to the Company at the lower of $7.45 million or the appraised value (as determined by an independent third party), and, pending such sale, to lower the rental rates on such properties to an aggregate of $745,000 per year, which the Company believes approximates the financing costs to be incurred in connection with the purchase of such properties. In addition, Verde agreed to assign to the Company its leasehold interests in two properties it previously subleased to the Company, lowered the interest rate on $14 million of subordinated debt payable to Verde from 18% to 10% per annum, and lowered the dividend rate on $10 million of Preferred Stock held by Verde (which previously accrued a dividend of 12% annually, increasing one percent annually to a maximum of 18%) to 10% through 1997. Also effective upon the closing of the offering, SunAmerica Life Insurance Company ("SunAmerica"), a significant funding source of the Company, converted $3.0 million of subordinated debt into Common Stock at the public offering price.


GROWTH IN FINANCE RECEIVABLES Total assets of the Company grew from $60.8 million at December 31, 1995 to $70.1 million at June 30, 1996 primarily as a result of growth in finance receivable related assets. This growth excludes $20.5 million in principal balances outstanding and serviced by the Company under securitization sales agreements at June 30, 1996, all of which were sold during 1996.

The following table reflects finance receivables principal balances for both managed and owned contracts as of June 30, 1996 and December 31, 1995.

FINANCE  RECEIVABLES  PRINCIPAL  BALANCES

                              June 30,    June 30,    December 31   December 31
                                1996        1996         1995           1995
                             -----------  ---------  -------------  ------------
                              Principal    Number      Principal       Number
                               (000                     (000
Source of Contracts:          Omitted)    (Actual)     Omitted)       (Actual)
- ---------------------------  -----------  ---------  -------------  ------------
Originated at Company
  Dealerships                $   45,776      9,407   $      34,227         8,049
Purchased From Third Party
  Dealers                        25,476      5,028          13,804         2,733
                             -----------  ---------  -------------  ------------
    Total Managed Portfolio      71,252     14,435          48,031        10,782
Less Balances on Portfolio
  Securitized and Sold          (20,470)    (5,154)              -             -
                             -----------  ---------  -------------  ------------
    Total Owned Portfolio    $   50,782      9,281   $      48,031        10,782
                             ===========  =========  =============  ============



The following tables detail finance receivables activity for contracts originated at Company Dealerships and purchased from Third Party Dealers for the three and six months ended June 30, 1996 and 1995.

FINANCE  RECEIVABLE  PRINCIPAL  BALANCES  ORIGINATED/PURCHASED

                               3 Mos       3 Mos       3 Mos       3 Mos
                               Ended       Ended       Ended       Ended
                             June 30,    June 30,    June 30,    June 30,
                               1996        1996        1995        1995
                            -----------  ---------  -----------  ---------
                             Principal    Number     Principal    Number
                               (000                    (000
Source of Contracts:          Omitted)   (Actual)     Omitted)    (Actual)
- --------------------------  -----------  ---------  -----------  ---------
Originated at Company
  Dealerships               $    13,462      1,852  $     9,837      1,686
Purchased From Third Party
    Dealers                      10,017      1,844        4,573        760
                            -----------  ---------  -----------  ---------
                            $    23,479      3,696  $    14,410      2,446
                            ===========  =========  ===========  =========


FINANCE  RECEIVABLE  PRINCIPAL  BALANCES  ORIGINATED/PURCHASED

                               6 Mos       6 Mos       6 Mos       6 Mos
                               Ended       Ended       Ended       Ended
                             June 30,    June 30,    June 30,    June 30,
                               1996        1996        1995        1995
                            -----------  ---------  -----------  ---------
                             Principal    Number     Principal    Number
                              (000                     (000
Source of Contracts:         Omitted)    (Actual)     Omitted)   (Actual)
- --------------------------  -----------  ---------  -----------  ---------
Originated at Company
  Dealerships               $    27,097      3,838  $    18,002      3,156
Purchased From Third Party
    Dealers                      17,203      3,112        5,505      1,244
                            -----------  ---------  -----------  ---------
                            $    44,300      6,950  $    23,507      4,400
                            ===========  =========  ===========  =========

RESULTS  OF  OPERATIONS
FOR  THREE  MONTHS  ENDED  JUNE  30,  1996
COMPARED  TO  THREE  MONTHS  ENDED  JUNE  30,  1995

DEALERSHIP  REVENUES

SALES OF USED CARS - Sales of Used Cars during the three months ended June 30, 1996, were $15.1 million versus sales of $10.1 million (pro forma) for the comparable three month period in 1995, reflecting an increase in same store sales of 49.5%. During the three months ended June 30, 1996, 2,069 used cars were sold with an average sales price of $7,296. For the three months ended June 30, 1995, 1,674 (pro forma) used cars were sold with an average sales price of $6,061 (pro forma). The increase in revenue is attributable both to Management's decision to sell higher quality vehicles, resulting in a higher average sales price, and the increase in the number of cars sold which is attributed to the success of the Company's business strategy, most notably its advertising and marketing programs.

The Company's sales strategy is to provide financing to customers with poor credit histories or who are unable to obtain financing through traditional sources. The Company Dealerships financed approximately 89.2% of sales revenue and 89.5% of the units sold for three month period ended June 30, 1996 compared to 89.0% (pro forma) of sales revenue and 93.2% (pro forma) of the units sold for the comparable period in 1995.

INCOME ON FINANCE RECEIVABLES - Income on Finance Receivables from Dealership sales was $2.1 million for the three months ended June 30, 1996 versus $1.9 million for the comparable three month period in 1995, an increase of 10.5%. The $200,000 increase in income was primarily due to the $2.8 million increase in average contract balances outstanding during the period ended June 30, 1996, which was impacted by the Company's sale of $11.1 million in receivables in mid-June 1996. The Company Dealership portfolio of contracts had an average balance of $29.5 million for the three month period ending June 30, 1996 with an effective yield for the three month period of 28.9%. The Company Dealership portfolio averaged $26.7 million for the three months ended June 30, 1995 with an effective yield for the period of 29.0%.

GAIN ON SALES OF FINANCE RECEIVABLES - For the three months ended June 30, 1996, the Company recorded a Gain on Sale of Finance Receivables of $639,000. The Company completed its first securitization (Trust 1996A or Trust) in March 1996. Under terms of the Trust, for a period of 90 days following the original closing date, the Company was allowed to sell additional contracts to the Trust under the same terms and conditions as the original sale. In June, 1996, the Company sold additional contracts to the Trust having an aggregate principal balance of approximately $11.1 million. The Company reduced its Allowance for Credit Losses (Allowance) by $1.3 million and retained a residual interest in the contracts sold of $2.4 million. As was the case for the sale closed in the first quarter of 1996, the estimated excess cash flows in the Trust were discounted at 25% in determining gain on sale. The Company plans to undertake a securitization transaction approximately every three to four months, but future securitizations may include the sale of receivables acquired from Third Party Dealers.

INCOME ON RESIDUAL IN FINANCE RECEIVABLES SOLD - Income on Residual in Finance Receivables Sold totaled $476,000 for the three months ended June 30, 1996. With the close of the second sale of contracts to the Trust, the Company's Residual in Finance Receivables Sold asset increased to $5.0 million at June 30, 1996 from $2.6 million at March 31, 1996.

COST  OF  DEALERSHIP  REVENUES

COST OF USED CARS SOLD - Cost of Used Cars Sold were $8.5 million for the three month period ended June 30, 1996 versus $5.1 million (pro forma) for the comparable three month period in 1995, an increase of 66.7%. This increase is attributable to both the increase in the number of used cars sold and an increase in, on a percentage basis, the average purchase price of the used cars sold. On a percentage basis, Cost of Used Cars Sold increased from 50.3% (pro forma) of sales for the three month period ended June 30, 1995 to 56.4% of sales for the comparable period in 1996. In 1996, Management continued its strategy to increase the quality, and therefore the cost, of cars sold while targeting a consistent dollar gross margin. For the three months ended June 30, 1996, on a per car sold basis, the average gross margin was $3,183 versus $3,010 (pro forma) for the same period in 1995.

PROVISION  FOR  CREDIT  LOSSES  -  A  high  percentage  of  Company Dealership customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off the remaining principal balance due. The Company maintains an Allowance for Credit Losses to absorb such losses. To fund the Allowance as it relates to cars financed through Company Dealerships, a direct charge to revenues is recorded through the Provision for Credit Losses for each contract originated. The Provision for Credit Losses (Provision) was $2.6 million for the three months ended June 30, 1996 versus $2.1 million (pro forma) in the comparable three month period in 1995, an increase of 23.8% (pro forma). This increase is attributable to the increases in both the number of contracts originated as well as the average amount financed in the three month period ending June 30, 1996. As a percentage of sales financed, the Provision averaged 19.1% for the three months ended June 30, 1996 versus 23.8% (pro forma) for the comparable three month period in 1995. The decrease in the percentage provided in 1996 reflects the positive trends in net charge offs as supported by the Company's static pool loss experience as well as an increase in the ratio of the wholesale value of the collateral to the amount financed (resulting from an increase in the Cost of Used Cars Sold versus Sales of Used Cars). The average amount financed increased 25.6% to $7,268 for the three months ended June 30, 1996 versus $5,786 (pro forma) for the comparable three month period in 1995. Also see the discussion of the "Allowance for Credit Losses" below.

OTHER  INCOME

Other Income, which consists primarily of income on Third Party Dealer finance receivables, increased in conjunction with Third Party Dealer contracts originated and outstanding to $1.5 million for the three months ended June 30, 1996 from $221,000 for the three months ended June 30, 1995, an increase of 579%. The Third Party Dealer portfolio had an average balance of $22.9 million for the three month period ending June 30, 1996, with an effective yield for the three month period of 26.2%. This portfolio averaged $2.9 million for the three months ended June 30, 1995, with an effective yield of 30.5%

INCOME  BEFORE  OPERATING  EXPENSES

As a result of the Company's continued expansion, Income before Operating Expenses grew to $9.0 million for the three months ended June 30, 1996 versus $5.1 million (pro forma) for the three months ended June 30, 1995. Net Revenue from Dealership Activity was the primary contributor to the increase. The increase also reflects the growth of the Company's Third Party Dealer operations.

OPERATING  EXPENSES

Operating Expenses consist of selling and marketing expenses, general and administrative expenses and depreciation and amortization. Operating Expenses were $6.3 million for the three months ended June 30, 1996 versus $4.6 million for the three months ended June 30, 1995, an increase of 37.0%. The increase reflects additional expenses attributable to the expansion of the Third Party Dealer network from one branch office at March 31, 1995 to thirteen as of June 30, 1996 with an additional eight branches slated to open in July 1996, for which pre-opening expenses in excess of $60,000 were incurred. This increase also reflects the continued development of corporate infrastructure, including the implementation of contract servicing facilities and systems, to accommodate anticipated future growth. Expenses attributable to the Company Dealership sales and financing activities, including real property rent expense, also increased proportionately to the Company Dealership revenue growth. Through June 21, 1996, the Company Dealerships paid rents to Verde based on a percentage of Company Dealership revenues. Effective June 21, 1996 these rents have been reduced to a fixed amount. Had the new fixed rents been in place for the three months ended June 30, 1996 and 1995, rent expense for the three months periods would have been reduced by $481,000 and $347,000 (pro forma), respectively. The Company also continues to expand its advertising and marketing efforts.

Operating Expenses represented 31.3% of total revenues for the three months ended June 30, 1996 and 31.0% of total revenue for the three months ended June 30, 1995.

INTEREST  EXPENSE

SUBORDINATED NOTES PAYABLE - Interest expense on Subordinated Notes Payable totaled $605,000 for the three months ended June 30, 1996 versus $802,000 for the comparable three month period in 1995. The decrease was due to a decrease in the average Subordinated Note balance from $17.8 million for the three months ended June 30, 1995 to $14 million for the three months ended June 30, 1996. In addition, the interest rate on the Subordinated Note was decreased from 18% to 10% effective June 21, 1996. Had the rate decrease been effective for the three month periods ended June 30, 1996 and 1995, interest expense would have been reduced by $269,000 and $357,000, respectively.

INTEREST, OTHERS - Interest, Others consisted primarily of the cost of borrowing under the Revolving Facility with GE Capital. Interest, Others totaled $1.0 million for the three months ended June 30, 1996 versus $436,000 for the comparable three month period in 1995. For the three month period ended June 30, 1996, the amount outstanding under the Revolving Facility averaged $34.1 million with an average borrowing cost of 10.4%. For the three month period ended June 30, 1995, the amount outstanding under the Revolving Facility averaged $16.3 million with an average borrowing rate of 11.2%.


RESULTS  OF  OPERATIONS
FOR  SIX  MONTHS  ENDED  JUNE  30,  1996
COMPARED  TO  SIX  MONTHS  ENDED  JUNE  30,  1995

DEALERSHIP  REVENUES

SALES OF USED CARS - Used Car Sales during the six months ended June 30, 1996, were $30.2 million versus sales of $18.8 million (pro forma) for the comparable six month period in 1995, reflecting an increase in same store sales of over 60.6%. During the six months ended June 30, 1996, 4,188 used cars were sold with an average sales price of $7,205. For the six months ended June 30, 1995, 3,170 (pro forma) used cars were sold with an average sales price of $5,942 (pro forma). The increase in revenue is attributable both to Management's decision to sell higher quality vehicles, resulting in a higher average sales price, and the increase in the number of cars sold, which is attributed to the success of the Company's business strategy, most notably its advertising and marketing programs.

The Company Dealerships financed approximately 89.8% of sales revenue and 91.6% of the units sold for six month period ended June 30, 1996 compared to 87.3% (pro forma) of sales revenue and 91.5% (pro forma) of the units sold for the comparable period in 1995.

INCOME ON FINANCE RECEIVABLES - Income on Finance Receivables from Dealership sales was $4.6 million for the six months ended June 30, 1996 versus $3.5 million for the six month period ended June 30, 1995, an increase of 31.4%. The $1.1 million increase in income was primarily due to the $8.1 million increase in average contract balances outstanding during the six months ended June 30, 1996 as impacted by the Company's sale of $13.0 million in receivables in mid-March 1996 and an additional $11.1 million in receivables in mid-June 1996. The Company Dealership portfolio of contracts had an average balance of $32.1 million for the six month period ending June 30, 1996 with an effective yield for the six month period of 28.9%. The Company Dealership portfolio averaged $24.0 million for the six months ended June 30, 1995 with an effective yield for the period of 28.9%

GAIN ON SALES OF FINANCE RECEIVABLES - The Company completed the securitization and sale of approximately $24.1 million in contracts originated at its Dealerships during the six month period ended June 1996 from which the Company recognized gains on sales of $1.2 million.

INCOME ON RESIDUAL IN FINANCE RECEIVABLES SOLD - Income on Residual in Finance Receivables Sold totaled $579,000 for the six months ended June 30, 1996. With the close of the second sale of contracts to Trust 1996A in mid-June 1996, the Company's Residual in Finance Receivables Sold asset increased to $5.0 million at June 30, 1996 from its original balance of approximately $2.6 million at March 12, 1996.


COST  OF  DEALERSHIP  REVENUES

COST OF USED CARS SOLD - Cost of Used Cars Sold was $16.8 million for the six month period ended June 30, 1996 versus $9.4 million (pro forma) for the comparable six month period in 1995, an increase of 78.7%. This increase is attributable to both the increase in the number of used cars sold and an increase in, on a percentage basis, the average purchase price of the used cars sold. On a percentage basis, Cost of Used Cars Sold increased from 50.0% (pro forma) of sales for the six month period ended June 30, 1995 to 55.9% of sales for the comparable period in 1996. In 1996, Management continued its strategy to increase the quality, and therefore the cost, of cars sold while targeting a consistent dollar gross margin. For the six months ended June 30, 1996, on a per car sold basis, the average gross margin was $3,180 versus $2,971 (pro forma) for the same period in 1995.

PROVISION FOR CREDIT LOSSES - The Provision was $5.2 million for the six months ended June 30, 1996 versus $4.0 million (pro forma) in the comparable six months in 1995, an increase of 30.0%. This increase is attributable to the increases in both the number of contracts originated as well as the average amount financed in the six month period ending June 30, 1996. As a percentage of sales financed, the Provision averaged 19.1% for the six months ended June 30, 1996 versus 24.4% (pro forma) for the comparable six month period in 1995. The decrease in the percentage provided in 1996 reflects the positive trends in net charge offs as supported by the Company's static pool loss experience as well as an increase in the ratio of the wholesale value of the collateral to the amount financed (resulting from an increase in the Cost of Used cars Sold versus Sales of Used Cars). The average amount financed increased 24.4% to $7,060 for the six months ended June 30, 1996 versus $5,674 (pro forma) for the comparable six month period in 1995. Also, see the discussion of the "Allowance for Credit Losses" below.

OTHER INCOME - Other Income, which consists primarily of income on Third Party Dealer finance receivables, increased to $2.5 million for the six months ended June 30, 1996 from $438,000 for the six months ended June 30, 1995, an increase of 471%. The Third Party Dealer portfolio of contracts had an average balance of $18.8 million for the six month period ended June 30, 1996, with an effective yield for the six month period of 26.5%. This portfolio averaged $2.8 million for the six months ended June 30, 1995, with an effective yield for the period of 30.5%.


INCOME  BEFORE  OPERATING  EXPENSES

As a result of the Company's continued expansion, Income before Operating Expenses grew to $17.4 million for the six months ended June 30, 1996, versus $9.5 million (pro forma) for the six months ended June 30, 1995. Net Revenue from Dealership Activity was the primary contributor to the increase. The increase also reflects the growth of the Company's Third Party Dealer operations.

OPERATING EXPENSES - Operating Expenses consist of selling and marketing expenses, general and administrative expenses and depreciation and amortization. Operating Expenses were $12.0 million for the six months ended June 30, 1996, versus $8.6 million for the six months ended June 30, 1995, an increase of 39.5%. The increase reflects additional expenses attributable to the expansion of the Third Party Dealer network from one branch office at March 31, 1995, to thirteen as of June 30, 1996 with an additional eight branches slated to open in July 1996, for which pre-opening expenses in excess of $60,000 were incurred. The increase also reflects the continued development of corporate infrastructure, including the implementation of contract servicing facilities and systems, to accommodate anticipated future growth. Expenses attributable to the Company Dealership sales and financing activities, including real property rent expense, also increased proportionately to the Company Dealership revenue growth. Until June 21, 1996, the Company Dealerships paid rents to Verde based on a percentage of Company Dealership total revenues. Effective June 21, 1996, these rents have been reduced to a fixed amount. Had the new fixed rents been in place for the six months ended June 30, 1996 and 1995, rent expense for the six month periods would have been reduced by $961,000 and $653,000 (pro forma), respectively. The Company also continues to expand its advertising and marketing efforts.

Operating Expenses represented 30.4% of total revenues for the six months ended June 30, 1996 and 32.5% of total revenue for the six months ended June 30, 1995.

INTEREST  EXPENSE

SUBORDINATED NOTES PAYABLE - Interest expense on Subordinated Notes Payable totaled $1.2 million for the six months ended June 30, 1996 versus $1.6 million for the comparable six month period in 1995. The decrease was due to a decrease in the average Subordinated Note balance from $17.8 million for the six months ended June 30, 1995 to $13.8 million for the six months ended June 30, 1996. In addition, effective June 21, 1996 the interest rate on the Subordinated Note was decreased from 18% to 10%. Had the interest rate decrease been effective for the six month periods ended June 30, 1996 and 1995, interest expense would have been reduced $550,000 and $709,000, respectively.

INTEREST, OTHERS - Interest, Others consisted primarily of the cost of borrowing under the Revolving Facility with GE Capital. Interest, Others totaled $2.1 million for the six months ended June 30, 1996 versus $766,000 for the comparable six month period in 1995. For the six month period ended June 30, 1996 the amount outstanding under the Revolving Facility averaged $34.3 million with an average borrowing rate of 10.5%. For the six month period ended June 30, 1995, the amount outstanding under the Revolving Facility averaged $13.5 million with an average borrowing rate of 11.3%.

ALLOWANCE  FOR  CREDIT  LOSSES

The Company has established an Allowance for Credit Losses (Allowance) to cover anticipated credit losses on contracts currently in its portfolio. The Allowance is established through a Provision for Credit Losses on contracts originated at Company Dealerships, and through Nonrefundable Acquisition Discounts (Discount) on contracts purchased from Third Party Dealers. The aggregate Allowance as a percentage of principal balances was 15.6% as of June 30, 1996 and 16.7% as of December 31, 1995. For the reasons discussed below, since December 31, 1995, the Allowance as a percentage of principal balances for both contracts originated at Company Dealerships and for those purchased from Third Party Dealers has increased while the total Allowance as a percentage of total principal has decreased. This percentage decrease in the Allowance relative to the total portfolio is due to the disproportionate growth in the portfolio arising from contracts purchased from Third Party Dealers, for which a lower level of Allowance is required.

CONTRACTS ORIGINATED AT COMPANY DEALERSHIPS - The Allowance on contracts originated at Company Dealerships increased to 23.6% of outstanding principal balance as of June 30, 1996. The Allowance on contracts originated at Company Dealerships was 23.0% and 21.9% as of March 31, 1996 and December 31, 1995, respectively.

The following table reflects activity in the Allowance, as well as information regarding charge off activity, on contracts originated at Company Dealerships for the three and six month periods ended June 30, 1996 and 1995.

                               3 Mos       3 Mos       6 Mos       6 Mos
                               Ended       Ended       Ended       Ended
                              June 30,    June 30,    June 30,    June 30,
                                1996        1995        1996        1995
                             ----------  ----------  ----------  ----------
Balances at beginning of
  period                     $   6,400   $   6,745   $   7,500   $   6,050
Provision for credit losses      2,566       2,344       5,172       4,404
Reduction attributable to
  loans sold                    (1,265)          -      (2,924)          -
Net Charge offs                 (1,727)     (1,214)     (3,774)     (2,579)
                             ----------  ----------  ----------  ----------
Balances at end of
  period                     $   5,974   $   7,875   $   5,974   $   7,875
                             ==========  ==========  ==========  ==========


Charge off Activity:
- ---------------------------
Principal Balances:
  Collateral Repossessed     $  (1,342)  $  (1,345)  $  (3,596)  $  (2,498)
  Other                           (815)       (489)     (1,277)       (904)
                             ----------  ----------  ----------  ----------
  Total Principal Balances      (2,157)     (1,834)     (4,873)     (3,402)
  Accrued interest                (205)       (123)       (372)       (243)
  Recoveries, net                  635         743       1,471       1,066
                             ----------  ----------  ----------  ----------

Net Charge Offs              $  (1,727)  $  (1,214)  $  (3,774)  $  (2,579)
                             ==========  ==========  ==========  ==========

For contracts originated at Company Dealerships, static pool loss experience trends for both the three and six month periods ended June 30, 1996 continued to improve. The following table details the Company's historical loss experience on a static pool basis beginning January 1993 on contracts originated at Company Dealerships.

        Pool's Cumulative Net Losses as Percentage of Pool's Original
                         Aggregate Principal Balance

                   Payments Completed by Customer Before Charge Off
                 0          3               6        12       18      24
             ---------  ----------      ---------  -------  -------  -----
1993:
1st Quarter       6.6%       18.3%          26.6%    33.2%    35.1%  35.3%
2nd Quarter       7.7%       18.4%          26.2%    30.6%    32.1%  32.3%
3rd Quarter       8.5%       19.9%          25.2%    30.4%    31.5%  31.7%
4th Quarter       7.1%       16.9%          23.4%    27.7%    28.9%  29.5%

1994:
1st Quarter       3.5%       10.8%          14.3%    17.7%    19.3%     x
2nd Quarter       3.7%       11.3%          15.3%    19.7%    21.7%     -
3rd Quarter       3.5%        8.5%          12.9%    17.0%       x      -
4th Quarter       2.9%        9.1%          13.3%    18.0%       -      -

1995:
1st Quarter       1.6%        8.3%          13.8%       x        -      -
2nd Quarter       2.5%        7.9%          12.7%       -        -      -
3rd Quarter       1.9%        6.5%             x        -        -      -
4th Quarter       1.1%          x              -        -        -      -

1996:
1st Quarter       1.0%          -              -        -        -      -

For periods denoted by an "x", the pools have not seasoned sufficiently to allow for computation of cumulative losses. With respect to periods denoted by a "-", the pools have not yet attained the indicated cumulative age. However, management has factored the improved trends indicated by its static pool analysis into its determination of the adequacy of the Allowance for Credit Losses for these periods.

Major factors in determining the collectability and performance of the Company's contract portfolio are current delinquencies and historical trends. The following table details portfolio delinquency ratios as of June 30, 1996 with comparative information for March 31, 1996 and December 31, 1995. Trend analysis reveals no significant changes in the expected collectability and performance of the portfolio.

                                  June 30,   March 31,   December 31,
                                    1996        1996         1995
                                  ---------  ----------  -------------
Delinquency Percentages:
Principal balances current            96.2%       96.3%          94.7%
Principal balances 31 to 60 days       2.8%        2.6%           4.2%
Principal balances over 60 days        1.0%        1.1%           1.1%

Due primarily to its customers using income tax refunds as a source of down payments, Company car sales and resulting finance contracts originated are higher in the first six months of the year. Accordingly, the increase in the Allowance at June 30, 1996 over March 31, 1996 and December 31, 1995 is primarily attributable to the timing of the increase in the Allowance resulting from the increased volume and associated Provision for Credit Losses taken at the time of sale on each contract versus reductions (charge offs) in the Allowance, which have not yet had sufficient time to occur.

CONTRACTS PURCHASED FROM THIRD PARTY DEALERS - The Allowance on contracts purchased from Third Party Dealers increased to 8.1% of the outstanding principal balance as of June 30, 1996. The Allowance was 7.3% and 7.2% as of March 31, 1996 and December 31, 1995, respectively. For these contracts, the Company continues to credit all Discount acquired with the purchase of contracts from Third Party Dealers to the Allowance.

The following table reflects activity in the Allowance, as well as information regarding charge off activity, on contracts purchased from Third Party Dealers for the three and six month periods ended June 30, 1996 and 1995.

                                   3 Mos       3 Mos       6 Mos       6 Mos
                                   Ended       Ended       Ended       Ended
                                  June 30,    June 30,    June 30,    June 30,
                                    1996        1995        1996        1995
                                 ----------  ----------  ----------  ----------
Balances at beginning of period  $   1,350   $     151   $   1,000   $     160
Provision for credit losses              -           -
Discount acquired                    1,109         579       1,830         681
Net Charge offs                       (385)        (80)       (756)       (191)
                                 ----------  ----------  ----------  ----------
Balances at end of period        $   2,074   $     650   $   2,074   $     650
                                 ==========  ==========  ==========  ==========

Charge off Activity:
- -------------------------------
Principal Balances:
  Collateral Repossessed         $    (525)  $     (68)  $  (1,067)  $    (122)
    Other                             (134)         (5)       (225)        (53)
                                 ----------  ----------  ----------  ----------
  Total Principal Balances            (659)        (73)     (1,292)       (175)
  Accrued interest                     (29)         (7)        (59)        (16)
  Recoveries, net                      303           -         595           -
                                 ----------  ----------  ----------  ----------
Net Charge Offs                  $    (385)  $     (80)  $    (756)  $    (191)
                                 ==========  ==========  ==========  ==========

Discount acquired totaled $1.1 million for the three months ended June 30, 1996 versus $579,000 for the comparable three month period in 1995. As a percentage of principal balances purchased the Discount averaged 11.1% for the three months ended June 30, 1996, versus 12.6% for the comparable period in 1995. For the six months ended June 30, 1996 and 1995, Discount acquired totaled $1.8 million and $681,000 respectively. As a percentage of contracts purchased, Discount averaged 10.6% and 12.4%, respectively. In the three months ended June 30, 1995, the Company had just begun its expansion of the Third Party Dealer branch network and significantly curtailed the purchase of lesser quality contracts, which were purchased at a higher discounts. Accordingly, the lower percentage level of Discount for both the three month and six month periods in 1996 versus comparable periods in 1995 is attributable to this transition to higher quality contracts, purchased at lower discounts.

Although the Company intends to apply static pool analysis to its Third Party Dealer portfolio, this portfolio has not had sufficient seasoning for meaningful analysis. While the static pool information is developing, Management evaluates the adequacy of the Allowance for the Third Party Dealer portfolio through comparison in the characteristics of borrowers and collateral ratios of this portfolio versus those originated at the Company Dealerships, as well as through comparison of the contracts' actual performance, and portfolio delinquency.

Major factors in determining the expected collectability and performance of the Company's Third Party Dealer portfolio are current delinquencies and historical trends. The following table details portfolio delinquency ratios as of June 30, 1996 with comparative information for March 31, 1996 and December 31, 1995. Trend analysis reveals no significant changes in the expected collectability and performance of the portfolio.

                                  June 30,   March 31,   December 31,
                                    1996        1996         1995
                                  ---------  ----------  -------------
Delinquency Percentages:
Principal balances current            98.4%       99.0%          98.4%
Principal balances 31 to 60 days       1.4%        0.9%           1.2%
Principal balances over 60 days        0.2%        0.1%           0.4%

The Third Party Dealer portfolio continued to grow rapidly for the three month and six month periods ended June 30, 1996. Accordingly, the increase in the Allowance at June 30, 1996 over March 31, 1996 and December 31, 1995 is attributable to the Discount acquired at purchase and credited to the Allowance, which has not yet been reduced by expected charge offs.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company requires capital to support increases in its contract portfolio, expansion of Company Dealerships and Branch Offices, the purchase of inventories, the purchase of property and equipment, and for working capital and general corporate purposes. The funding sources available to the Company include operating cash flow, proceeds from the sale of finance receivables, and supplemental borrowings.

The Company's Net Cash Provided by Operating Activities increased by 143% from $4.2 million for the six months ended June 30, 1995 to $10.2 million for the six months ended June 30, 1996. The increase was primarily due to increases in Net Earnings, Provision for Credit Losses, Accounts Payable and Accrued Expenses, and Other Liabilities and a decrease in Refundable Income Taxes offset by the Gain on Sale of Finance Receivables.

The Net Cash Used in Investing Activities decreased by 15.3% from $17.6 million in the six months ended June 30, 1995 to $14.9 million in the six months ended June 30, 1996. The $18.4 million provided by the sale of finance receivables and the $19.0 million provided by collections on finance receivables were offset by the $44.3 million used in the increase in finance receivables, $6.0 million used for the increase in Investments Arising from Finance Receivables Sold, and $2.0 million used for the purchases of property and equipment.

The Company's Net Cash Provided by Financing Activities decreased by 74.1% from $13.5 million in the six months ended June 30, 1995 to $3.5 million in the six months ended June 30, 1996. The primary financing activities in the first six months of 1996 were the $14.9 million in proceeds from the issuance of common stock and corresponding $10.2 million reduction of the Revolving Facility with GE Capital.

REVOLVING FACILITY - The Revolving Facility with GE Capital has a maximum commitment of up to $50.0 million. Under the Revolving Facility, the Company may borrow up to 65.0% of the principal balance of eligible Company Dealership contracts and up to 90.0% of the principal balance of eligible Third Party Dealer contracts. The Revolving Facility expires in September 1997, at which time the Company has the option to renew the Revolving Facility for one additional year. The facility is secured by substantially all of the Company's assets. As of June 30, 1996, the Company's borrowing capacity under the Revolving Facility was approximately $38.0 million, the aggregate principal amount outstanding under the Revolving Facility was $20.6 million, and the amount available to be borrowed under the facility was $17.4 million. The Revolving Facility bears interest at the 30-day LIBOR plus 4.25%, payable daily (total rate of 9.7% as of June 30, 1996).

SUBORDINATED NOTES PAYABLE - The Company has historically borrowed substantial amounts from Verde, an affiliate of the Company. The subordinated notes payable balances outstanding to Verde totaled $14.6 million as of December 31, 1995 ($24.6 million prior to the conversion of $10.0 million to Preferred Stock as discussed below), and $14.0 million as of June 30, 1996. Prior to June 21, 1996, these borrowings accrued interest at an annual rate of 18.0%. Effective June 21, 1996 the annual interest rate on these borrowings was reduced to 10.0%. The Company is required to make monthly payments of interest and annual payments of principal in the amount of $2.0 million. This debt is junior to all of the Company's other indebtedness. The Company may suspend interest and principal payments in the event it is in default on obligations to any other creditors.

PREFERRED STOCK - On December 31, 1995, Verde Investments converted $10.0 million of subordinated debt to Preferred Stock of the Company. Prior to June 21, 1996, the Preferred Stock accrued a dividend of 12.0% annually, increasing one percent per year up to a maximum of 18.0%. Effective June 21, 1996 the dividend on the Preferred Stock was decreased to 10.0% through December 31, 1997, at which time the rate will be raised to, and remain at, 12.0%.

CONVERTIBLE NOTE - In August 1995, the Company entered into a note purchase agreement with SunAmerica pursuant to which SunAmerica purchased a $3.0 million convertible subordinated note. Effective June 21, 1996, SunAmerica exercised its conversion rights. In return for the early exercise of its conversion rights, the Company granted SunAmerica a ten-year warrant to purchase 116,000 shares of Common Stock at $6.75 per share, the initial public offering price, and paid fees to SunAmerica totaling $150,000.

SECURITIZATIONS  -  SunAmerica  and  the  Company  have  entered  into  the
Securitization Program under which SunAmerica may purchase up to $175.0 million of certificates secured by contracts. The Securitization Program is intended to provide the Company with an additional source of funding to the Revolving Facility. At the closing of each securitization, the Company receives payment from SunAmerica for the certificates sold (net of investments held in trust). The Company also generates cash flow under this program from ongoing servicing fees and excess cash flow distributions resulting from the difference between the payments received from customers on the contracts and the payments paid to SunAmerica.

CAPITAL EXPENDITURES AND COMMITMENTS - Pursuant to its growth strategy, the Company anticipates developing or acquiring five new Company Dealerships and opening 15 to 20 new Branch Offices by December 31, 1997. The Company
estimates that it will cost an aggregate of approximately $7.5 million to develop these Company Dealerships and an additional $750,000 to $1.0 million to establish the Branch Offices. The Company intends to finance these expenditures through operating cash flows and supplemental borrowings, including under the Revolving Facility.

SEASONALITY

Historically, the Company has experienced higher revenues in the first two quarters (particularly in the first quarter) of the year than in the latter half of the year. The Company believes that these results are due to seasonal buying patterns resulting in part from the fact that many of its customers receive income tax refunds during the first half of the year, which are a primary source of down payments on used car purchases.

INFLATION

Increases in inflation generally result in higher interest rates. Higher interest rates on the Company's borrowings would decrease the profitability of the Company's existing portfolio. The Company will seek to limit this risk through its Securitization Program and, to the extent market conditions permit, for contracts originated at Company Dealerships, either by increasing the interest rate charged, or the profit margin on, the cars sold, or for contracts acquired from Third Party Dealers, either by acquiring contracts at a higher discount or with a higher interest rate. To date, inflation has not had a significant impact on the Company's operations.

                         PART II.  OTHER INFORMATION


Item  1.          Legal  Proceedings.

The registrant and its subsidiary are not the subject of legal proceedings which, in the opinion of management, will have a material effect on the financial position of the registrant or its results of operations.

Item  2.          Changes  in  Securities.

     None.

Item  3.          Defaults  Upon  Senior  Securities.

     None.

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders.

Pursuant to an Action by Unanimous Written Consent of the stockholders of the Company, effective as of May 29, 1996, the stockholders unanimously approved and adopted: (i) a Director Incentive Plan, pursuant to which the Company reserved 50,000 shares of its Common Stock for issuance to nonemployee directors of the Company in accordance with the terms of the plan; and (ii) an amendment to the Company's Certificate of Incorporation to elect not to be governed by Section 203 of the Delaware General Corporation Law.

Pursuant to an Action by Unanimous Written Consent of the stockholders of the Company, effective as of May 29, 1996, the stockholders unanimously approved and adopted an amendment to the Company's Long-Term Incentive Plan to increase the number of shares for issuance under the plan to 800,000.

Item  5.          Other  Information.

     None.

Item  6.          Exhibits  and  Reports  on  Form  8-K.

     (a)          Exhibits

     Exhibit  11  -  Statement  regarding  Computation  of  Earning  per Share

     Exhibit  27  -  Financial  Data  Schedule  -  Regulation  S-X  Article  5

     Exhibit  99  -  Statement  regarding  Forward-looking  Information

     (b)                    Reports  on  Form  8-K.

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Ugly  Duckling  Corporation


Date:  August  13,  1996




/s/  Steven  T.  Darak
- -----------------------------------------------
Steven  T.  Darak
Senior  Vice  President  and
Chief  Financial  Officer
(Principal  Financial  and  Accounting  Officer)