Form 10-Q
period 1996-09-30
UGLY DUCKLING CORP
filed 1996-11-14
CIK 1012704

                        THIS REPORT HAS BEEN FILED WITH
                    THE SECURITIES AND EXCHANGE COMMISSION
                                  VIA EDGAR
 -----------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
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

                              SEPTEMBER 30, 1996

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

                       Yes    X                  No
                           -------                  -------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH CLASS OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

At November 12, 1996, there were 12,706,344 shares of Common Stock, $0.001 par value, outstanding.

                          UGLY DUCKLING CORPORATION

                                  FORM 10-Q

                              TABLE OF CONTENTS

                       Part I.  - FINANCIAL STATEMENTS


                                                                           Page
Item  1          FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets - September 30, 1996 and
     December 31, 1995........................................................3
Condensed Consolidated Statements of Operations - Three Months and
     Nine Months Ended September 30, 1996 and September 30, 1995..............4
Condensed Consolidated Statements of Cash Flows - Nine Months Ended
     September 30, 1996 and September 30, 1995................................5
Notes to Condensed Consolidated Financial Statements..........................6

Item  2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..........................9



                       Part II. -  OTHER INFORMATION

Item  1.        LEGAL PROCEEDINGS............................................26

Item  2.        CHANGES IN SECURITIES........................................26

Item  3.        DEFAULTS UPON SENIOR SECURITIES..............................26

Item  4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........26

Item  5.        OTHER INFORMATION............................................26

Item  6.        EXHIBITS AND REPORTS ON FORM 8-K.............................26


SIGNATURES..................................................................S-1

                    UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)
                                                     September 30,   December 31,
                                                         1996            1995
                                                    ---------------  -------------
                                                      (Unaudited)      (Note 1)
Assets
  Cash and  Cash Equivalents                        $          684          1,419
  Finance Receivables:
     Principal Balances, Net                                52,930         49,226
     Less: Allowance for Credit Losses                      (6,626)        (8,500)
                                                    ---------------  -------------
         Finance Receivables, Net                           46,304         40,726

  Residual in Finance Receivables Sold                       6,904              -
  Investments Held in Trust                                  2,059              -
  Inventory, at Cost                                         5,889          6,329
  Property and Equipment, Net                               11,023          8,883
  Deferred and Refundable Income Taxes                       1,091          1,775
  Other Assets                                               3,443          1,658
                                                    ---------------  -------------

                                                    $       77,397         60,790
                                                    ===============  =============

 Liabilities and Stockholders' Equity
   Liabilities:
     Accounts Payable and Accrued Liabilities       $        6,599          5,169
     Notes Payable and Other Liabilities                    30,622         33,184
     Subordinated Notes Payable                             14,000         17,553
                                                    ---------------  -------------
         Total Liabilities                                  51,221         55,906

 Stockholders' Equity:
  Preferred Stock, $.001 Par Value; Authorized
    10,000,000 Shares; 1,000,000 and 1,000,000
    Shares Issued and Outstanding at September 30,
     1996 and December 31, 1995, respectively               10,000         10,000
  Common Stock, $.001 Par Value; Authorized
    20,000,000 Shares; 8,691,264 and 5,579,600
    Shares Issued and Outstanding at September 30,
    1996 and December 31, 1995, respectively.               18,120            127
   Accumulated Deficit                                      (1,944)        (5,243)
                                                    ---------------  -------------

         Total Stockholders' Equity                         26,176          4,884
                                                    ---------------  -------------

                                                    $       77,397         60,790
                                                    ===============  =============


 See  accompanying  notes  to  Condensed  Consolidated  Financial  Statements.

                        UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except earnings per common share - Unaudited)
                                              Three Months Ended      Nine Months Ended
                                                 September 30,           September 30,
                                            ----------------------  ----------------------
                                               1996        1995        1996        1995
                                            ----------  ----------  ----------  ----------
Dealership Revenues:
  Sales of Used Cars                        $  12,320      13,991      42,497      36,439
  Income on Finance Receivables                 2,198       2,290       7,368       5,765
  Gain on Sales of Finance Receivables          1,400           -       2,578           -
                                            ----------  ----------  ----------  ----------
                                               15,918      16,281      52,443      42,204
                                            ----------  ----------  ----------  ----------
Cost of Dealership Revenues:
  Cost of Used Cars Sold                        6,977       8,713      23,835      20,601
  Provision for Credit Losses                   2,541       2,372       7,713       6,776
                                            ----------  ----------  ----------  ----------
                                                9,518      11,085      31,548      27,377
                                            ----------  ----------  ----------  ----------
  Net Revenues from Dealership Activities       6,400       5,196      20,895      14,827
Other Income                                    2,341         664       5,293       1,261
                                            ----------  ----------  ----------  ----------
  Income before Operating Expenses              8,741       5,860      26,188      16,088
Operating Expenses                              5,584       5,368      17,594      13,984
                                            ----------  ----------  ----------  ----------
  Operating Income                              3,157         492       8,594       2,104
Interest Expense:
  Subordinated Notes Payable                      352         929       1,589       2,523
  Other                                           838         732       2,890       1,498
                                            ----------  ----------  ----------  ----------
                                                1,190       1,661       4,479       4,021
                                            ----------  ----------  ----------  ----------
 Income (Loss) before Income Taxes              1,967      (1,169)      4,115      (1,917)
 Income Tax Expense (Benefit)                       -           -           -           -
                                            ----------  ----------  ----------  ----------
  Net Earnings (Loss)                           1,967      (1,169)      4,115      (1,917)
  Preferred Stock Dividend                       (250)          -        (817)          -
                                            ----------  ----------  ----------  ----------
Net Earnings (Loss) Available
  to Common Shares                          $   1,717      (1,169)      3,298      (1,917)
                                            ==========  ==========  ==========  ==========
 Earnings (Loss) per Common Share:
     Primary                                $    0.19   $   (0.20)  $    0.47   $   (0.33)
                                            ==========  ==========  ==========  ==========
     Fully Diluted                          $    0.19   $   (0.20)  $    0.46   $   (0.33)
                                            ==========  ==========  ==========  ==========
Weighted Average Common and Common
  Equivalent Shares Outstanding:
     Primary                                    9,089       5,892       7,066       5,892
                                            ==========  ==========  ==========  ==========
     Fully Diluted                              9,205       5,892       7,230       5,892
                                            ==========  ==========  ==========  ==========

See  accompanying  notes  to  Condensed  Consolidated  Financial  Statements.

                      UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands - Unaudited)
                                                                  Nine Months Ended
                                                                    September 30,
                                                                ---------------------
                                                                   1996       1995
                                                                ----------  ---------
Cash Flows from Operating Activities:
   Net Earnings (Loss)                                          $   4,115     (1,917)
   Adjustments to Reconcile Net Earnings (Loss) to Net
       Cash Provided by Operating Activities:
     Provision for Credit Losses                                    7,461      6,776
     Gain on Sale of Finance Receivables                           (2,574)         -
     Compensation Expense Related to Sale of Common Stock               -         45
     Increase in Deferred Income Taxes                                  -       (242)
     Depreciation and Amortization                                  1,128        910
     Changes in Assets and Liabilities:
       Decrease (Increase) in Inventory                               440     (1,750)
       Increase in Other Assets                                      (584)      (390)
       Increase in Accounts Payable and Accrued Expenses            1,430        626
       Increase (Decrease) in Income Taxes Receivable/Payable         684       (293)
                                                                ----------  ---------

       Net Cash Provided by Operating Activities                   12,100      3,765
                                                                ----------  ---------

 Cash Flows From Investing Activities:
   Increase in Finance Receivables                                (70,599)   (39,520)
   Proceeds from Sales of Finance Receivables                      31,107          -
   Collections on Finance Receivables                              29,029     13,737
   Increase in Investments Arising from Finance
     Receivables Sold                                              (8,963)         -
   Collections on Notes Receivable                                    100          -
   Purchases of Property and Equipment                             (4,013)    (2,238)
                                                                ----------  ---------
       Net Cash Used in Investing Activities                      (23,339)   (28,021)
                                                                ----------  ---------

 Cash Flows from Financing Activities:
   Repayments of Obligations Under Capital Leases                    (146)      (128)
   Net Additions (Repayments) of Notes Payable                     (2,824)    19,723
   Net Issuance (Repayments) of Subordinated Notes Payable           (553)     5,391
   Preferred Stock Dividends Paid                                    (817)         -
   Net Proceeds from Issuance of Common Stock                      14,844          5
                                                                ----------  ---------
       Net Cash Provided by Financing Activities                   10,504     24,991
                                                                ----------  ---------
 Net Increase (Decrease) in Cash and Cash Equivalents                (735)       735

 Cash and Cash Equivalents at Beginning of Period                   1,419        168
                                                                ----------  ---------
 Cash and Cash Equivalents at End of Period                     $     684        903
                                                                ==========  =========

See  accompanying  notes  to  Condensed  Consolidated  Financial  Statements.

                           UGLY DUCKLING CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE  1.        BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Ugly Duckling Corporation (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim information reflect all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet as of December 31, 1995 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1995, included in the Company's prospectus, dated October 29, 1996, filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended.

NOTE  2.        SUMMARY  OF  PRINCIPAL  BALANCES,  NET

Following is a summary of Principal Balances, Net, as of September 30, 1996 and December 31, 1995.

                                   September 30,   December 31,
                                       1996            1995
                                  ---------------  -------------
                                    (000 Omitted)  (000 Omitted)
Contractually Scheduled Payments  $       72,349         66,425
Less: Unearned Finance Charges           (20,205)       (18,394)
                                  ---------------  -------------
   Principal Balances                     52,144         48,031
Add:  Accrued Interest                       580            613
      Loan Origination Costs                 206            582
                                  ---------------  -------------
Principal Balances, Net           $       52,930         49,226
                                  ===============  =============

NOTE  3.        PRESENTATION  OF  DEALERSHIP  REVENUES  AND COST OF REVENUES

Revenues from Company Dealership operations consist of Sales of Used Cars, Income on Finance Receivables, including income on Residual in Finance Receivables Sold and Gain on Sale of Finance Receivables. Cost of Revenues of Dealership operations is comprised of Cost of Used Cars Sold and the Provision for Credit Losses.

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

Effective upon the closing of the initial public offering, Verde Investments, Inc.(Verde), an affiliate of the Company whose sole shareholder is also the Chairman, Chief Executive Officer, and majority stockholder of the Company, lowered the rental rates on eleven properties leased to the Company by Verde. Verde also granted the Company the right to purchase nine properties owned by Verde and assigned to the Company its leasehold interests in the two properties it subleases to the Company. In addition, the interest rate on $14.0 million of subordinated debt payable to Verde was lowered from 18% to 10%.

On June 21, 1996, prior to the closing of the initial public offering, the Board of Directors declared a dividend on the Company's Preferred Stock at an annualized rate of 12% in the amount of $267,000 covering the period from April 1, 1996 through June 21, 1996. Effective upon completion of the offering, the dividend rate on $10.0 million of Preferred Stock held by Verde
was  lowered  to  10%  through  the  end  of  1997.    See  Note  7,  below.

NOTE  5.        COMMON  STOCK  EQUIVALENTS

Net Earnings (Loss) per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on Exhibit 11 to this Quarterly Report on Form 10-Q.

NOTE  6.        RECLASSIFICATIONS

Certain reclassifications have been made to previously reported information to conform with classifications made as of September 30, 1996 and for the three and nine month periods then ended.

NOTE  7.        SUBSEQUENT  EVENT

Subsequent to September 30, 1996, the Company completed a public offering of 4,000,000 shares of its Common Stock (not including 600,000 additional shares which are subject to the underwriters' over-allotment option). The net proceeds from the offering (approximately $56 million) were used to redeem the Company's outstanding 10% cumulative Preferred Stock, to reduce borrowings under the Company's revolving credit facility, and provide working capital for general corporate purposes.

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

INTRODUCTION

Ugly Duckling Corporation (the "Company") operates one of the largest chains of Buy Here-Pay Here used car dealerships in the United States and underwrites, finances, and services retail installment contracts generated from the sale of used cars by its dealerships ("Company Dealerships") and third party used car dealers ("Third Party Dealers") located in selected markets throughout the country. The Company targets its products and services to the sub-prime segment of the automobile financing industry, which focuses on selling and financing the sale of used cars to persons who have limited credit histories, low incomes, or past credit problems ("Sub-Prime Borrowers").

BUSINESS OPERATIONS The Company commenced its used car sales and finance operations with the acquisition of two Company Dealerships in 1992. During 1993, the Company acquired three additional Company Dealerships. In 1994, the Company constructed and opened four new Company Dealerships that were built specifically to meet the Company's new standards of appearance, reconditioning capabilities, size, and location. During 1994, the Company closed one Company Dealership because the facility failed to satisfy these new standards and, at the end of 1995, closed its Gilbert, Arizona dealership (the "Gilbert
Dealership"). In July 1996, the Company's Prescott, Arizona dealership commenced operations.

The Gilbert Dealership was used by the Company to evaluate the sale of later model used cars. These cars had an average age of approximately three years, which is two to five years newer than the cars typically sold at Company Dealerships, and cost more than twice that of typical Company Dealership cars.
 The Company determined that its standard financing program could not be implemented on these higher cost cars. Furthermore, operation of this dealership required additional corporate infrastructure to support its market niche, such as distinct advertising and marketing programs, which the Company was unable to leverage across its other operations. Accordingly, the Company terminated this program in December, 1995, and sold the land, dealership building, and other assets to a third party. During the three months ended
September 30, 1995, the Gilbert Dealership produced sales of $3.5 million (average of $9,732 per car sold) and gross profits (Sales of Used Cars less Cost of Used Cars Sold) of $631,000 (average of $1,764 per car sold), and the Company incurred selling and marketing expenses of $233,000 (average of $650 per car sold). During the nine months ended September 30, 1995, the Gilbert Dealership produced sales of $7.1 million (average of $8,882 per car sold) and gross profits of $1.8 million (average of $2,221 per car sold), and the Company incurred selling and marketing expenses of $450,000 (average of $563 per car sold). The pro forma results of operations discussed below have been adjusted as if the Gilbert Dealership had been terminated as of December 31, 1994, as management believes these pro forma results are more indicative of ongoing operations.

In 1994, the Company acquired Champion Financial Services, Inc., an independent automobile finance company, primarily for its management expertise and contract servicing software and systems. Champion had a portfolio of approximately $1.9 million in sub-prime contracts averaging $2,000 in principal amount. For the balance of 1994, the Company purchased an additional $1.7 million in contracts.

In April 1995, the Company initiated an aggressive plan for purchasing contracts from Third Party Dealers and by September 30, 1996 had opened twenty-two Third Party Dealer contract buying offices ("Branch Offices") in seven states serving approximately 800 Third Party Dealers. Further, the Company intends to open at least eight additional branches during the fourth quarter of 1996 and at least 15 additional branches during 1997.

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

Effective upon the closing of the initial public offering, Verde Investments, Inc. ("Verde"), an affiliate of the Company whose sole stockholder is the Chairman, Chief Executive Officer, and majority stockholder of the Company, agreed to sell to the Company, subject to financing, nine properties owned by Verde and leased to the Company at the lower of $7.45 million or the appraised value (as determined by an independent third party), and, pending such sale, to lower the rental rates on such properties to an aggregate of $745,000 per year, subject to cost of living adjustments if the sale does not take place. The Company believes the reduced rental rates approximate the financing costs to be incurred in connection with the purchase of such properties. In addition, Verde assigned to the Company its leasehold interests in two properties it previously subleased to the Company, lowered the interest rate on $14 million of subordinated debt payable to Verde from 18% to 10% per annum, and lowered the dividend rate on $10 million of Preferred Stock held by Verde (which previously accrued a dividend of 12% annually, increasing one percent annually to a maximum of 18%) to 10% through 1997. Also effective upon the closing of the offering, SunAmerica Life Insurance Company ("SunAmerica"), a significant funding source of the Company, converted $3.0 million of subordinated debt into Common Stock at the public offering price.

RECENT DEVELOPMENTS Since its initial public offering in June 1996, the Company has opened one new Company Dealership in Arizona and has acquired the leasehold rights to an existing dealership in Las Vegas, Nevada. In addition, the Company has three other dealerships (one in Phoenix, Arizona and two in Albuquerque, New Mexico) and a used car reconditioning facility (in Albuquerque, New Mexico) currently under development. Also since June 1996, the Company has opened nine Third Party Dealer contract purchasing offices ("Branch Offices") in various states and intends to open eight more Branch Offices during the fourth quarter of 1996. The Company intends to continue its aggressive growth strategy, developing or acquiring additional Company Dealerships and opening fifteen or more Branch Offices in 1997.

The Company is in the process of expanding its Third Party Dealer operations by implementing a collateralized dealer financing program (the "Cygnet Dealer Program"), pursuant to which it will provide operating credit lines to qualified Third Party Dealers. The Company anticipates that it will begin testing this program with selected Third Party Dealers during the fourth quarter of 1996 and will begin full-scale marketing of the program during the first quarter of 1997.

The Company has also established insurance operations directed to the sub-prime market. Its initial activities in this area have focused on force placing casualty insurance on its Third Party Dealer contracts. In an effort to expand its services, the Company entered into a letter of intent In October 1996 to acquire the capital stock of an insurance agency that provides insurance services to the sub-prime market. The Company does not believe that this transaction will be consummated.

GROWTH IN FINANCE RECEIVABLES Total assets of the Company grew from $60.8 million at December 31, 1995 to $77.4 million at September 30, 1996 primarily as a result of growth in finance receivable related assets. This growth excludes $32.6 million in principal balances outstanding and serviced by the Company under securitization sales agreements at September 30, 1996, all of which were sold during 1996.

The following table reflects finance receivables principal balances for both managed and owned contracts as of September 30, 1996 and December 31, 1995.

FINANCE  RECEIVABLES  PRINCIPAL  BALANCES
                                               September 30, 1996             December 31, 1995
                                        -------------------------------  -----------------------------
                                        Principal        Number          Principal       Number
                                        ---------------  --------------  --------------  -------------
                                          (000 Omitted)        (Actual)   (000 Omitted)       (Actual)
SOURCE OF CONTRACTS:
Originated at Company Dealerships       $       48,066           9,632   $       34,226          8,049
Less Balances on Portfolio Securitized
    and Sold                                   (32,633)         (7,226)               -              -
                                        ---------------  --------------  --------------  -------------
Originated at Company Dealerships, Net          15,433           2,406           34,226          8,049
Purchased From Third Party Dealers              36,711           8,041           13,805          2,733
                                        ---------------  --------------  --------------  -------------
    Company Total                       $       52,144          10,447   $       48,031         10,782
                                        ===============  ==============  ==============  =============
    Total Managed Portfolio             $       84,777          17,673   $       48,031         10,782
                                        ===============  ==============  ==============  =============

The following tables detail finance receivables activity for contracts originated at Company Dealerships and purchased from Third Party Dealers for the three and nine months ended September 30, 1996 and 1995.

FINANCE  RECEIVABLE  PRINCIPAL  BALANCES  ORIGINATED/PURCHASED
                                            Three Months Ended            Three Months Ended
                                            September 30, 1996            September 30, 1995
                                    -------------------------------  -------------------------------
                                       Principal         Number         Principal         Number
                                    ---------------  --------------  ---------------  --------------
                                      (000 Omitted)     (Actual)      (000 Omitted)      (Actual)
SOURCE OF CONTRACTS:
Originated at Company Dealerships   $        11,082           1,575  $        10,083           1,624
Purchased From Third Party Dealers           15,716           2,678            5,416             850
                                    ---------------  --------------  ---------------  --------------
                                    $        26,798           4,253  $        15,499           2,474
                                    ===============  ==============  ===============  ==============


FINANCE  RECEIVABLE  PRINCIPAL  BALANCES  ORIGINATED/PURCHASED
                                            Nine Months Ended             Nine Months Ended
                                            September 30, 1996            September 30, 1995
                                    -------------------------------  -------------------------------
                                       Principal         Number         Principal         Number
                                    ---------------  --------------  ---------------  --------------
                                      (000 Omitted)     (Actual)      (000 Omitted)      (Actual)
SOURCE OF CONTRACTS:
Originated at Company Dealerships   $        38,179           5,413  $        28,085           4,780
Purchased From Third Party Dealers           32,919           5,781           10,921           2,094
                                    ---------------  --------------  ---------------  --------------
                                    $        71,098          11,194  $        39,006           6,874
                                    ===============  ==============  ===============  ==============


RESULTS  OF  OPERATIONS
FOR  THREE  MONTHS  ENDED  SEPTEMBER  30,  1996
COMPARED  TO  THREE  MONTHS  ENDED  SEPTEMBER  30,  1995

DEALERSHIP  REVENUES

SALES  OF  USED  CARS  -  Sales  of  Used  Cars  during the three months ended
September 30, 1996, were $12.3 million versus sales of $10.5 million (pro forma) for the comparable three month period in 1995, reflecting an increase of 17.1%. During the three months ended September 30, 1996, 1,766 used cars were sold with an average sales price of $6,976. For the three months ended September 30, 1995, 1,705 (pro forma) used cars were sold with an average sales price of $6,162 (pro forma). The increase in revenue is attributable both to management's decision to sell higher quality vehicles, resulting in a higher average sales price, and the increase in the number of cars sold which is attributed to the success of the Company's business strategy. The revenue figures, however, also reflect the decrease in the level of sales the Company typically experiences in the third quarter as compared to the first half of the year, which is attributable to the seasonal buying patterns of the Company's Company Dealership customers as well as management's decision to slow its advertising expenditures in preparation for a new advertising campaign.

The Company's sales strategy is to provide financing to customers with poor credit histories or who are unable to obtain financing through traditional sources. The Company Dealerships financed approximately 90.0% of sales revenue and 88.7% of the units sold for the three month period ended September 30, 1996 compared to 92.7% (pro forma) of sales revenue and 91.7% (pro forma) of the units sold for the comparable period in 1995.

INCOME ON FINANCE RECEIVABLES - Income on Finance Receivables from Company Dealership sales was $2.2 million for the three months ended September 30, 1996 versus $2.3 million for the comparable three month period in 1995, a decrease of 4.3%. The decrease in income was primarily due to the decrease in average contract principal balances outstanding during the period ended September 30, 1996, reflecting the Company's sales of $17.1 million in receivables in September, 1996. The Company Dealership portfolio of contracts for the three month periods ending September 30, 1996 and September 30, 1995 had an effective yield of 29.5% and 28.9%, respectively.

GAIN ON SALES OF FINANCE RECEIVABLES - For the three months ended September 30, 1996, the Company recorded a Gain on Sale of Finance Receivables of $1.4 million. The Company completed its third securitization in September 1996. The Company reduced its Allowance for Credit Losses (Allowance) by $3.3 million and retained a residual interest in the contracts sold of $3.1 million. The Company plans to undertake a securitization transaction approximately every three to four months. Future securitizations may include the sale of receivables acquired from Third Party Dealers. The Company's net income may fluctuate from quarter to quarter in the future as a result of the timing and size of its securitizations.

COST  OF  DEALERSHIP  REVENUES

COST OF USED CARS SOLD - Cost of Used Cars Sold were $7.0 million for the three month period ended September 30, 1996 versus $5.9 million (pro forma) for the comparable three month period in 1995, an increase of 18.6% (pro forma). This increase is attributable to both the increase in the number of used cars sold and an increase in, on a percentage basis, the average cost of the used cars purchased for resale. On a percentage basis, Cost of Used Cars Sold increased from 55.8% (pro forma) of sales for the three month period ended September 30, 1995 to 56.6% of sales for the comparable period in 1996. In 1996, management continued its strategy to increase the quality, and therefore  the  cost,  of  cars sold while targeting a consistent dollar gross margin. For the three months ended September 30, 1996, on a per car sold basis, the average gross margin was $3,025 versus $2,725 (pro forma) for the same period in 1995.

PROVISION  FOR  CREDIT  LOSSES  -  A  high  percentage  of  Company Dealership customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off the remaining principal balance due. The Company maintains an Allowance to absorb such losses. To fund the Allowance as it relates to cars financed through Company Dealerships, a direct charge to revenues is recorded through the Provision for Credit Losses for each contract originated. The Provision for Credit Losses (Provision) was

$2.5 million for the three months ended September 30, 1996 versus $2.3 million (pro forma) in the comparable three month period in 1995, an decrease of 8.7%.
 This increase is attributable to the increases in both the number of contracts originated as well as the average amount financed in the three month period ending September 30, 1996. As a percentage of sales financed, the Provision averaged 22.9% for the three months ended September 30, 1996 versus 23.6% (pro forma) for the comparable three month period in 1995. The decrease reflects the Company's strengthened underwriting requirements, the higher quality of used cars sold, and the Company's improved collection efforts. The amount of the Provision in a given period is based on the amount the Company estimates is required to maintain an adequate Allowance. Also see the discussion of the "Allowance for Credit Losses" below.

OTHER  INCOME

Other Income, which consists primarily of income on Third Party Dealer finance receivables, increased by 246% to $2.3 million for the three months ended September 30, 1996 from $664,000 for the three months ended September 30, 1995. The increase reflects the substantial growth in the Company's Third Party Dealer contract portfolio. Subsequent to April 1995, as a result of its migration to higher quality contracts and expansion into markets with interest rate limits, the Company's yield on its Third Party Dealer contract portfolio has trended downward. The Third Party Dealer portfolio had an average balance of $32.8 million for the three month period ending September 30, 1996, with an effective yield for the three month period of 24.2%. This portfolio averaged $8.8 million for the three months ended September 30, 1995, with an effective
yield  of    27.3%.

INCOME  BEFORE  OPERATING  EXPENSES

As a result of the Company's continued expansion, Income before Operating Expenses grew to $8.7 million for the three months ended September 30, 1996 versus $5.3 million (pro forma) for the three months ended September 30, 1995. Finance Income on third party contracts was the primary contributor to the increase. Net Revenue from Dealership Activity also contributed to the increase.

OPERATING  EXPENSES

Operating Expenses consist of selling and marketing expenses, general and administrative expenses and depreciation and amortization. Operating Expenses were $5.6 million for the three months ended September 30, 1996 versus $4.8 million (pro forma) for the three months ended September 30, 1995, an increase of 16.7%. The increase reflects additional expenses attributable to increased Company Dealership activity, continued development of corporate infrastructure, and the expansion of the Third Party Dealer network from one branch office at March 31, 1995 to twenty-two as of September 30, 1996.

Operating Expenses represented 30.6% of total revenues for the three months ended September 30, 1996 and 31.7% of total revenue for the three months ended September 30, 1995.

INTEREST  EXPENSE

SUBORDINATED NOTES PAYABLE - Interest expense on Subordinated Notes Payable totaled $352,000 for the three months ended September 30, 1996 versus $929,000 for the comparable three month period in 1995. The decrease was due to a decrease in the average Subordinated Note balance from $20.7 million for the three months ended September 30, 1995 to $14 million for the three months ended September 30, 1996. In addition, the interest rate on the Subordinated Notes, which was originally 18%, was reduced to 10% effective June 21, 1996. Had the rate decrease been effective for the three month period ended September 30, 1995, interest expense would have been reduced by $412,000.

INTEREST, OTHER - Interest, Other consisted primarily of the cost of borrowing under the Company's revolving credit facility ("Revolving Facility") with GE Capital. Interest, Other totaled $838,000 for the three months ended September 30, 1996 versus $732,000 for the comparable three month period in 1995. For the three month period ended September 30, 1996, the amount outstanding under the Revolving Facility averaged $29.6 million with an average borrowing cost of 9.7%. For the three month period ended September 30, 1995, the amount outstanding under the Revolving Facility averaged $25.2 million with an average borrowing rate of 10.7%.


RESULTS  OF  OPERATIONS
FOR  NINE  MONTHS  ENDED  SEPTEMBER  30,  1996
COMPARED  TO  NINE  MONTHS  ENDED  SEPTEMBER  30,  1995

DEALERSHIP  REVENUES

SALES OF USED CARS - Sales of Used Cars during the nine months ended September 30, 1996, were $42.5 million versus sales of $29.3 million (pro forma) for the comparable nine month period in 1995, reflecting an increase in same store sales of over 45.1%. During the nine months ended September 30, 1996, 6,141 used cars were sold with an average sales price of $6,920. For the nine months ended September 30, 1995, 4,875 (pro forma) used cars were sold with an average sales price of $6,019 (pro forma). The increase in revenue is attributable both to Management's decision to sell higher quality vehicles, resulting in a higher average sales price, and the increase in the number of cars sold during the first six months of the year, which is attributed to the success of the Company's business strategy, most notably its advertising and marketing programs.

The Company Dealerships financed approximately 89.8% of sales revenue and 88.1% of the units sold for the nine month period ended September 30, 1996 compared to 89.2% (pro forma) of sales revenue and 91.5% (pro forma) of the units sold for the comparable period in 1995.

INCOME ON FINANCE RECEIVABLES - Income on Finance Receivables from Company Dealership sales was $7.4 million for the nine months ended September 30, 1996 versus $5.8 million for the nine month period ended September 30, 1995, an increase of 27.6%. The increase in income was primarily due to the increase in average contract principal balances outstanding during the nine months ended September 30, 1996 as impacted by the Company's sale of $41.3 million in finance receivables in 1996. Additionally, Income on Finance Receivables for the nine month period in 1996 includes $725,000 in income on Residual in Finance Receivables Sold. There was no corresponding income in 1995. The Company Dealership portfolio of contracts for the nine month periods ending September 30, 1996 and September 30, 1995 had an effective yield of 29.2% and 29.3%, respectively.

GAIN ON SALES OF FINANCE RECEIVABLES - The Company completed the securitization and sale of approximately $41.3 million in contracts originated at its Company Dealerships during the nine month period ended September 1996 from which the Company recognized gains on sales of $2.6 million. The Company's net income may fluctuate from quarter to quarter in the future as a result of the timing and size of its securitizations.

COST  OF  DEALERSHIP  REVENUES

COST OF USED CARS SOLD - Cost of Used Cars Sold was $23.8 million for the nine month period ended September 30, 1996 versus $15.3 million (pro forma) for the comparable nine month period in 1995, an increase of 55.6%. This increase is attributable to both the increase in the number of used cars sold and an increase in, on a percentage basis, the average purchase price of the used cars sold. On a percentage basis, Cost of Used Cars Sold increased from 52.1% (pro forma) of sales for the nine month period ended September 30, 1995 to 56.1% of sales for the comparable period in 1996. In 1996, Management continued its strategy to increase the quality, and therefore the cost, of cars sold while targeting a consistent dollar gross margin. For the nine months ended September 30, 1996, on a per car sold basis, the average gross margin was $3,039 versus $2,885 (pro forma) for the same period in 1995.

PROVISION FOR CREDIT LOSSES - The Provision was $7.7 million for the nine months ended September 30, 1996 versus $6.3 million (pro forma) in the comparable nine months in 1995, an increase of 22.2%. This increase is attributable to the increases in both the number of contracts originated as well as the average amount financed in the nine month period ending September 30, 1996. As a percentage of sales financed, the Provision averaged 20.2% for the nine months ended September 30, 1996 versus 24.1% (pro forma) for the comparable nine month period in 1995. The decrease reflects the Company's strengthened underwriting requirements, the higher quality of used cars sold, and the Company's improved collection efforts. The amount of the Provision in a given period is based on the amount the Company estimates is required to maintain an adequate Allowance. Also see the discussion of the "Allowance for Credit Losses" below.

OTHER  INCOME  -  Other  Income, which consists primarily of income on Third
Party Dealer finance receivables, increased to $5.3 million for the nine months ended September 30, 1996 from $1.3 million for the nine months ended September 30, 1995, an increase of 307%. Subsequent to April, 1995, as a result of its migration to higher quality contracts and expansion into markets with interest rate limits, the Company's yield on its Third Party Dealer contract portfolio has trended downward. The Third Party Dealer portfolio of contracts had an average balance of $24.1 million for the nine month period ended September 30, 1996, with an effective yield for the nine month period of 24.7%. This portfolio averaged $5.0 million for the nine months ended September 30, 1995, with an effective yield for the period of 26.5%.

INCOME  BEFORE  OPERATING  EXPENSES

As a result of the Company's continued expansion, Income before Operating Expenses grew to $26.2 million for the nine months ended September 30, 1996, versus $14.8 million (pro forma) for the nine months ended September 30, 1995.
 Net Revenue from Dealership Activity, and growth of the Company's Third Party Dealer operations were the primary contributors to the increase.

OPERATING  EXPENSES

Operating Expenses consist of selling and marketing expenses, general and administrative expenses and depreciation and amortization. Operating Expenses were $17.6 million for the nine months ended September 30, 1996, versus $14.0 million for the nine months ended September 30, 1995, an increase of 25.7%. The increase reflects additional expenses attributable to the expansion of the Third Party Dealer network from one branch office at March 31, 1995, to twenty-two as of September 30, 1996. The increase also reflects the continued development of corporate infrastructure, including the implementation of contract servicing facilities and systems, to accommodate anticipated future growth. Expenses attributable to the Company Dealership sales and financing activities, including real property rent expense, also increased proportionately to the Company Dealership revenue growth. Until June 21, 1996, the Company Dealerships paid rents to Verde based on a percentage of Company Dealership total revenues. Effective June 21, 1996, these rents have been reduced to a fixed amount. Had the new fixed rents been in place for the nine months ended September 30, 1996 and 1995, rent expense for the nine month periods would have been reduced by $961,000 and $1 million (pro forma), respectively. The Company also continues to expand its advertising and marketing efforts.

Operating Expenses represented 30.5% of total revenues for the nine months ended September 30, 1996 and 32.2% of total revenue for the nine months ended September 30, 1995.

INTEREST  EXPENSE

SUBORDINATED NOTES PAYABLE - Interest expense on Subordinated Notes Payable totaled $1.6 million for the nine months ended September 30, 1996 versus $2.5 million for the comparable nine month period in 1995. The decrease was due to a decrease in the average Subordinated Note balance from $18.9 million for the nine months ended September 30, 1995 to $14.0 million for the nine months ended September 30, 1996. In addition, effective June 21, 1996 the interest rate on the Subordinated Note was decreased from 18% to 10%. Had the interest rate decrease been effective for the nine month periods ended September 30, 1996 and 1995, interest expense would have been reduced $500,000 and $1.1 million, respectively.

INTEREST, OTHERS - Interest, Others consisted primarily of the cost of borrowing under the Revolving Facility with GE Capital. Interest, Others totaled $2.9 million for the nine months ended September 30, 1996 versus $1.5 million for the comparable nine month period in 1995. For the nine month period ended September 30, 1996 the amount outstanding under the Revolving Facility averaged $31.9 million with an average borrowing rate of 9.8%. For the nine month period ended September 30, 1995, the amount outstanding under the Revolving Facility averaged $18.4 million with an average borrowing rate of 10.7%.

ALLOWANCE  FOR  CREDIT  LOSSES

The Company has established an Allowance for Credit Losses (Allowance) to cover anticipated credit losses on the contracts currently in its portfolio. The Allowance has been established through the Provision for Credit Losses on contracts originated at Company Dealerships, and through nonrefundable acquisition discounts on contracts purchased from Third Party Dealers. The Allowance as a percentage of Company Dealership contracts increased from 21.9% at December 31, 1995 to 23.1% at September 30, 1996, and the Allowance as a percentage of Third Party Dealer contracts increased from 7.2% to 8.3% over the same period. However, the Allowance as a percentage of the Company's combined contract portfolio decreased from 17.7% at December 1995 to 12.7% at September 30, 1996 due to the relative increase in the combined contract portfolio represented by contracts purchased from Third Party Dealers, for which a lower level of Allowance is required.

STATIC POOL ANALYSIS, GENERAL - To monitor contract performance, beginning in June 1995, the Company implemented "static pool" analysis for all contracts originated since January 1, 1993. Static pool analysis is a monitoring methodology by which each month's originations and subsequent charge offs are assigned a unique pool and the pool performance is monitored separately. Improving or deteriorating performance is measured based on cumulative gross and net charge offs as a percentage of original principal balances, based on the number of complete payments made by the customer before charge off. Management has factored the trends indicated by its static pool analysis into its determination of the adequacy of the Allowance for both its Company
Dealership  and  Third  Party  Dealer  portfolio.

The Company monitors all its static pools on a monthly basis; however for presentation purposes the information in static pool tables for the Allowance attributable to Company Dealerships and the Allowance attributable to Third Party Dealers is presented on a quarterly basis. For periods denoted by an "x", the pools have not seasoned sufficiently to allow for computation of cumulative losses. With respect to periods denoted by a "-", the pools have not yet attained the indicated cumulative age.

ALLOWANCE ATTRIBUTABLE TO COMPANY DEALERSHIP CONTRACTS - The Allowance on contracts originated at Company Dealerships increased to 23.1% of outstanding principal balance as of September 30, 1996 compared to 21.9% as of December 31, 1995. The following table reflects activity in the Allowance, as well as information regarding charge off activity, on contracts originated at Company Dealerships for the three and nine month periods ended September 30, 1996 and 1995.

                                    Three Months Ended              Nine Months Ended
                                       September 30,                   September 30,
                              -------------------------------  ------------------------------
                                   1996             1995            1996            1995
                              ---------------  --------------  --------------  --------------
                                (000 Omitted)   (000 Omitted)   (000 Omitted)   (000 Omitted)
ALLOWANCE ACTIVITY:
Balance, beginning of period  $        5,974           7,875           7,500           6,050
Provision for credit losses            2,541           2,372           7,713           6,776
Reduction attributable to
  loans sold                          (3,263)              -          (6,187)              -
Net Charge offs                       (1,681)         (1,983)         (5,455)         (4,562)
                              ---------------  --------------  --------------  --------------
Balance, end of period        $        3,571           8,264           3,571           8,264
                              ===============  ==============  ==============  ==============
CHARGE OFF ACTIVITY:
Principal Balances:
  Collateral Repossessed      $       (1,664)         (1,729)         (5,260)         (4,227)
  Other                                 (342)           (785)         (1,619)         (1,693)
                              ---------------  --------------  --------------  --------------
  Total Principal Balances            (2,006)         (2,514)         (6,879)         (5,920)
  Accrued interest                      (114)           (191)           (486)           (434)
  Recoveries, net                        439             722           1,910           1,792
                              ---------------  --------------  --------------  --------------
Net Charge Offs               $       (1,681)         (1,983)         (5,455)         (4,562)
                              ===============  ==============  ==============  ==============

The Provision for Credit Losses is charged to Company Dealership revenues for contracts originated at Company Dealerships. The Provision has declined as a percentage of principal balances due to the factors discussed above. See
"--Results  of  Operations--  Provision  for  Credit  Losses."

Since many of the Company's customers use income tax refunds as a source of down payments, Company Dealerships generally experience increased car sales and contract originations during the first six months of a fiscal year. See "--Seasonality." Accordingly, the increase in the Allowance at September 30, 1996 over December 31, 1995 is primarily a timing difference, reflecting the fact that such increased sales and contract originations (and the associated Provision for Credit Losses taken on each contract at the time of sale) immediately increase the Allowance while charge offs related to such contracts may occur later.

STATIC POOL ANALYSIS, COMPANY DEALERSHIP CONTRACTS - The following table sets forth the cumulative net charge offs as a percentage of original contract cumulative balances, based on the quarter of origination and segmented by the number of monthly payments made prior to charge off.







POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF
POOL'S ORIGINAL AGGREGATE PRINCIPAL BALANCE
     Monthly Payments Completed by Customer Before Charge  Off
              0      3      6     12     18     24
             ----  -----  -----  -----  -----  -----
1993:
1st Quarter  6.6%  18.3%  26.6%  33.2%  35.1%  35.3%
2nd Quarter  7.7%  18.4%  26.2%  30.6%  32.1%  32.3%
3rd Quarter  8.5%  19.9%  25.2%  30.4%  31.5%  31.7%
4th Quarter  7.1%  16.9%  23.4%  27.7%  28.9%  29.5%

1994:
1st Quarter  3.5%  10.8%  14.3%  17.7%  19.3%  21.4%
2nd Quarter  3.7%  11.3%  15.3%  19.7%  21.7%     x
3rd Quarter  3.5%   8.5%  12.9%  17.0%  19.4%     -
4th Quarter  2.9%   9.1%  13.3%  18.0%     x      -

1995:
1st Quarter  1.6%   8.3%  13.8%  18.2%     -      -
2nd Quarter  2.5%   7.9%  12.7%     x      -      -
3rd Quarter  1.9%   6.5%  11.3%     -      -      -
4th Quarter  1.1%   5.8%     x      -      -      -

1996:
1st Quarter  1.4%     x      -      -      -      -

The following table reflects the principal balances of delinquent Company Dealership contracts as a percentage of total outstanding contract principal balances of the Company Dealership portfolio as of September 30, 1996 and December 31, 1995.

                                  September 30,   December 31,
                                       1996           1995
                                  --------------  -------------
DELINQUENCY PERCENTAGES:
Principal balances current                 95.4%          94.7%
Principal balances 31 to 60 days            3.1%           4.2%
Principal balances over 60 days             1.5%           1.1%

At December 31, 1995 the average number of days a customer was delinquent when repossession took place was under 30 days for both contracts originated at Company Dealerships and those purchased from Third Party Dealers. In 1996, the Company has elected to extend the time period before repossession is ordered with respect to those customers who exhibit a willingness and capacity to bring their contracts current. As this modification to its repossession policy is implemented, delinquencies are expected to adjust accordingly.

ALLOWANCE ATTRIBUTABLE TO THIRD PARTY DEALER CONTRACTS - The Allowance on contracts purchased from Third Party Dealers increased to 8.3% of the outstanding principal balance as of September 30, 1996 from 7.2% as of December 31, 1995. For these contracts, the Company continues to credit all Discount acquired with the purchase of contracts from Third Party Dealers to the Allowance.

Following are tables reflecting activity in the Allowance, as well as information regarding charge off activity, on contracts purchased from Third Party Dealers for the three and nine month periods ended September 30, 1996 and 1995.

                                        Three Months Ended             Nine Months Ended
                                           September 30,                   September 30,
                                 -------------------------------  ------------------------------
                                      1996             1995            1996            1995
                                 ---------------  --------------  --------------  --------------
                                   (000 Omitted)   (000 Omitted)   (000 Omitted)   (000 Omitted)
ALLOWANCE ACTIVITY:
Balances at beginning of period  $        2,074             650           1,000             160
Provision for credit losses                   -               -               -               -
Discount acquired                         1,816             428           3,646           1,109
Net Charge offs                            (835)           (194)         (1,591)           (385)
Balances at end of period        $        3,055             884           3,055             884
                                 ===============  ==============  ==============  ==============
CHARGE OFF ACTIVITY:
Principal Balances:
  Collateral Repossessed         $       (1,003)           (213)         (2,070)           (335)
    Other                                  (191)            (81)           (416)           (134)
                                 ---------------  --------------  --------------  --------------
  Total Principal Balances               (1,194)           (294)         (2,486)           (469)
  Accrued interest                          (64)            (13)           (123)            (29)
  Recoveries, net                           423             113           1,018             113
                                 ---------------  --------------  --------------  --------------
Net Charge Offs                  $         (835)           (194)         (1,591)           (385)
                                 ===============  ==============  ==============  ==============

Discount acquired totaled $1.8 million and $3.6 million for the three months and nine months ended September 30, 1996, respectively. Discount acquired totaled $428,000 and $1.1 million for the three months and nine months ended September 30, 1995, respectively. In 1996, as a percentage of principal balances purchased, the Discount averaged 11.6% for the three months ended
September 30, 1996 and 11.1% for the nine months then ended. Beginning in 1996 the Company expanded into markets with interest rate limits. While contractual interest rates on these contracts are limited, the Company has been able to purchase these contracts at a reasonably consistent effective yield and therefore Discounts have trended upward. In 1995, as a percentage of contracts purchased, Discount averaged 11.1% and 10.2% for the three months and nine months ended September 30, 1995, respectively. In the nine months ended September 30, 1995, the Company had just begun its expansion of the Third Party Dealer branch network and significantly curtailed the purchase of lesser quality contracts, which were purchased at a higher discounts. Accordingly, the lower percentage level of Discount for the three month verses the nine month period is attributable to this transition to higher quality contracts, purchased at lower discounts. The Company continues to allocate all Discount acquired to the Allowance for Credit Losses.

STATIC POOL ANALYSIS, THIRD PARTY DEALERS - The following table sets forth the cumulative net charge offs as a percentage of original contract cumulative balances, based on the quarter of origination and segmented by the number of monthly payments made prior to charge off.

POOL'S  CUMULATIVE  NET LOSSES AS PERCENTAGE OF
POOL'S ORIGINAL AGGREGATE PRINCIPAL  BALANCE
      Monthly Payments Completed by Customer Before Charge Off


               0      3       6      12     18     24
             -----  ------  ------  -----  -----  -----
1995:
2nd Quarter    .9%    4.1%    5.8%      x      -      -
3rd Quarter   1.4%    4.0%      x       -      -      -
4th Quarter   1.0%      x       -       -      -      -

1996:
1st Quarter    .8%      -       -       -      -      -

While the static pool information is developing, management augments its evaluation of the adequacy of the Allowance for Third Party Dealers through comparisons in the characteristics of collateral ratios and borrowers on Third Party Dealer contracts versus those of the Company Dealership contracts, as well as through comparisons of portfolio delinquency, actual contract performance and, to the extent information is available, industry statistics.

Beginning April 1, 1995, the Company initiated a new purchasing program for Third Party Dealer contracts which included a rapid migration to higher quality contracts. As of March 31, 1995, the Third Party Dealer portfolio originated under the prior program had a principal balance of $2.0 million and has a remaining balance of $246,000 as of September 30, 1996. Static pool results under the prior program are not a material consideration for management evaluation of the current Third Party Dealer portfolio and contract performance under this prior program have been excluded from the table above.

Analysis of portfolio delinquencies is also considered in evaluating the adequacy of the Allowance. The following table reflects the principal balance of delinquent Third Party Dealer contracts as a percentage of total outstanding contract principal balances of the Third Party Dealer portfolio as of September 30, 1996 and December 31, 1995.

                                  September 30,   December 31,
                                       1996           1995
                                  --------------  -------------
DELINQUENCY PERCENTAGES:
Principal balances current                 96.9%          98.4%
Principal balances 31 to 60 days            2.5%           1.2%
Principal balances over 60 days             0.6%           0.4%

See the discussion above regarding the Company's repossession policy and its impact on delinquencies.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company requires capital to support increases in its contract portfolio, expansion of Company Dealerships and Branch Offices, the purchase of inventories, the purchase of property and equipment, and for working capital and general corporate purposes. The funding sources available to the Company include operating cash flow, proceeds from the sale of finance receivables, and supplemental borrowings. The Company's Net Cash Provided by Operating Activities increased by 218% from $3.8 million for the nine months ended September 30, 1995 to $12.1 million for the nine months ended September 30, 1996. The increase was primarily due to increases in Net Earnings, Provision for Credit Losses, Accounts Payable and Accrued Expenses, and Other Liabilities and a decrease in Refundable Income Taxes offset by the Gain on Sale of Finance Receivables.

The Net Cash Used in Investing Activities decreased by 16.8% from $28.0 million in the nine months ended September 30, 1995 to $23.3 million in the nine months ended September 30, 1996. The $31.1 million provided by the sale of finance receivables and the $29.0 million provided by collections on finance receivables were offset by the $70.6 million used in the increase in finance receivables, $9.0 million used for the increase in Investments Arising from Finance Receivables Sold, and $4.0 million used for the purchases of property and equipment.

The Company's Net Cash Provided by Financing Activities decreased by 58.0% from $25.0 million in the nine months ended September 30, 1995 to $10.5 million in the nine months ended September 30, 1996. The primary financing activities in the first nine months of 1996 were the $14.8 million in proceeds from the issuance of common stock and corresponding $2.8 million reduction of the Revolving Facility with GE Capital.

REVOLVING FACILITY - The Revolving Facility with GE Capital has a maximum commitment of up to $50.0 million. Under the Revolving Facility, the Company may borrow up to 65.0% of the principal balance of eligible Company Dealership contracts and up to 90.0% of the principal balance of eligible Third Party Dealer contracts. The Revolving Facility expires in September 1997, at which time the Company has the option to renew the Revolving Facility for one additional year. The facility is secured by substantially all of the Company's assets. As of September 30, 1996, the Company's borrowing capacity under the Revolving Facility was approximately $41.3 million, the aggregate principal amount outstanding under the Revolving Facility was $28.0 million, and the amount available to be borrowed under the facility was $13.3 million. The Revolving Facility bears interest at the 30-day LIBOR plus 4.25%, payable daily (total rate of 9.7% as of September 30, 1996). The rate was subsequently  reduced  to  30-day  LIBOR  plus  3.60%  in  October  1996.

SUBORDINATED NOTES PAYABLE - The Company has historically borrowed substantial amounts from Verde, an affiliate of the Company. The subordinated notes payable balances outstanding to Verde totaled $14.6 million as of December 31, 1995 ($24.6 million prior to the conversion of $10.0 million to Preferred Stock as discussed below), and $14.0 million as of September 30, 1996. Prior to June 21, 1996, these borrowings accrued interest at an annual rate of 18.0%. Effective June 21, 1996 the annual interest rate on these borrowings was reduced to 10.0%. The Company is required to make monthly payments of interest and annual payments of principal in the amount of $2.0 million. This debt is junior to all of the Company's other indebtedness. The Company may suspend interest and principal payments in the event it is in default on obligations to any other creditors.

PREFERRED STOCK - On December 31, 1995, Verde Investments converted $10.0 million of subordinated debt to Preferred Stock of the Company. Prior to June 21, 1996, the Preferred Stock accrued a dividend of 12.0% annually, increasing one percent per year up to a maximum of 18.0%. Effective June 21, 1996 the dividend on the Preferred Stock was decreased to 10.0% through December 31, 1997, at which time the rate was scheduled to be raised to, and remain at,
12.0%.    The  Preferred  Stock  was  retired  in  November  1996.

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

SECURITIZATIONS - SunAmerica and the Company have entered into the Securitization Program under which SunAmerica may purchase up to $175.0 million of certificates secured by contracts. The Securitization Program is intended to provide the Company with an additional source of funding to the Revolving Facility. At the closing of each securitization, the Company receives payment from SunAmerica for the certificates sold, net of investments held in trust. The Company also generates cash flow under this program from ongoing servicing fees and excess cash flow distributions resulting from the difference between the payments received from customers on the contracts and the payments paid to SunAmerica.

CAPITAL EXPENDITURES AND COMMITMENTS - The Company has acquired the leasehold rights to an existing dealership in Las Vegas, Nevada, has three other dealerships (one in Phoenix, Arizona and two in Albuquerque, New Mexico) and a reconditioning facility (in Albuquerque, New Mexico) currently under development, and has begun an expansion of its contract servicing and collection facility. In addition, the Company intends to open eight new Branch Offices during the fourth quarter of 1996. The Company intends to continue its aggressive growth strategy, developing or acquiring additional Company Dealerships and opening 15 or more new Branch Offices through the end of 1997. The Company believes that it will expend an average of approximately $1.5 million to $1.7 million (excluding inventory) to develop each new Company Dealership and $50,000 to establish each new Branch Office. The Company intends to finance these expenditures through operating cash flows, supplemental borrowings, (including under the Revolving Facility), and as discussed below, the proceeds of the October 29, 1996 offering.

SEASONALITY

Historically, the Company has experienced higher revenues in the first two quarters of the year than in the latter half of the year. The Company believes that these results are due to seasonal buying patterns resulting in part from the fact that many of its customers receive income tax refunds during the first half of the year, which are a primary source of down payments on used car purchases.

INFLATION

Increases in inflation generally result in higher interest rates. Higher interest rates on the Company's borrowings would decrease the profitability of the Company's existing portfolio. The Company will seek to limit this risk through its Securitization Program and, to the extent market conditions permit, for contracts originated at Company Dealerships, either by increasing the interest rate charged, or the profit margin on the cars sold, or for contracts acquired from Third Party Dealers, either by acquiring contracts at a higher discount or with a higher interest rate. To date, inflation has not had a significant impact on the Company's operations.

SECONDARY  PUBLIC  OFFERING

On October 29, 1996 the Company completed a secondary public offering of 4,000,000 shares of Common Stock. Approximately $49.0 million of the net proceeds of the offering (approximately $56.0 million) were used to pay down the Revolving Facility and to retire the $10.0 million in Preferred Stock.
Remaining net proceeds of approximately $7.0 million were added to working capital for general corporate purposes.

The underwriters of the offering have a 30-day option to purchase an additional 600,000 shares of the Common Stock at a price of $15 per share. Should the underwriters elect to exercise their option, the net proceeds (approximately $8.5 million) will be added to working capital for general corporate purposes.

                              PART  II. OTHER  INFORMATION


Item  1.  Legal  Proceedings.

          The registrant and its subsidiaries are not the subject of legal proceedings which, in the opinion of management, will have a material effect on the financial position of the registrant or its results of operations.

Item  2.  Changes  in  Securities.

          None.

Item  3.  Defaults  Upon  Senior  Securities.

          None.

Item  4.  Submission of Matters to a Vote of Security Holders.

          None.

Item  5.  Other  Information.

          None.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

     (a)  Exhibits

          Exhibit  11  - Statement regarding Computation of Earnings per Share
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


Ugly  Duckling  Corporation


Date:  November 14, 1996
       -----------------




/s/  Steven  T.  Darak
     -----------------

Steven  T.  Darak
Senior  Vice  President  and
Chief  Financial  Officer
(Principal  Financial  and  Accounting  Officer)