Form 10-K
period 1996-12-31
UGLY DUCKLING CORP
filed 1997-03-31
CIK 1012704

                                  UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                                      FORM  10-K
(Mark  One)                  ------------------------
[X]          ANNUAL  REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
     For  the  fiscal  year  ended  December  31,  1996.; or,
[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
      For the transition period from ________ to_________.
                        Commission  File  Number  0-20841
               U G L Y    D U C K L I N G    C O R P O R A T I O N
              (Exact name of registrant as specified in its charter)
     DELAWARE                                                       86-0721358
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)
                       2525 E. Camelback Road, Suite 1150
                        Phoenix, Arizona           85016
     (Address of principal executive offices)      (Zip Code)
                                (602)  852-6600
     (Registrant's  telephone  number,  including  area  code)
     Securities registered pursuant to Section 12(b) of the Act:
       NONE
     Securities  registered  pursuant  to  Section  12(g)  of  the  Act:
          Title  of  Class           Name of each Exchange on which registered
     COMMON  STOCK,  $.001  PAR  VALUE          NASDAQ  NATIONAL  MARKET

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.    YES  [X]  NO  [    ]

     Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment  to  this  Form  10-K.    [    ]

     At March 24,1997, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $327,146,274.

     APPLICABLE  ONLY  TO  REGISTRANTS  INVOLVED  IN  BANKRUPTCY
     PROCEEDINGS  DURING  THE  PRECEDING  FIVE  YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by  the  court.    YES  [    ]    NO    [    ]

     (APPLICABLE  ONLY  TO  CORPORATE  REGISTRANTS)
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 18,430,776.

     DOCUMENTS  INCORPORATED  BY  REFERENCE
     Portions of the registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on April 22, 1997, are incorporated by reference in Part III hereof.

                                      TABLE  OF  CONTENTS




                                                                                                Page
                                                                                                ----

PART I
Item 1   Business                                                                                  3
Item 2   Properties                                                                               15
Item 3   Legal Proceedings                                                                        15
Item 4   Submission Of Matters To A Vote Of Security Holders                                      16

PART II
Item 5   Market For The Registrant's Common Equity Securities And Related Stockholder Matters     16
Item 6   Selected Consolidated Financial Data                                                     19
Item 7   Management's Discussion And Analysis Of Financial Condition And Results Of Operations    21
Item 8   Consolidated Financial Statements And Supplementary Data                                 40
Item 9   Changes In And Disagreements With Accountants On Accounting And Financial Disclosures    64

PART III
Item 10   Directors And Executive Officers Of The Registrant                                      64
Item 11   Executive Compensation                                                                  64
Item 12   Security Ownership Of Certain Beneficial Owners And Management                          64
Item 13   Certain Relationships And Related Transactions                                          64

PART IV
Item 14   Exhibits, Consolidated Financial Statement Schedules, And Reports On Form 8-K           65

SIGNATURES                                                                                        68

                                    PART I

     ITEM  1  --  BUSINESS

GENERAL

     Ugly Duckling Corporation (the "Company") operates one of the largest chains of Buy Here-Pay Here used car dealerships in the United States and underwrites, finances, and services retail installment contracts generated from the sale of used cars by its Company Dealerships and by Third Party Dealers located in selected markets throughout the country. As part of its financing activities, the Company has initiated the Cygnet Dealer Program pursuant to which it intends to provide qualified Third Party Dealers with operating credit lines secured by the dealers' retail installment contract portfolios. The Company targets its products and services to the sub-prime segment of the automobile financing industry, which focuses on selling and financing the sale of used cars to persons who have limited credit histories, low incomes, or past credit problems ("Sub-Prime Borrowers").

     The rapidly growing used car sales and finance industry achieved record sales in 1995 of 30.5 million units, representing approximately $290.0 billion in sales. During this same period, more than $185.0 billion in retail installment contracts were originated through the sale of used cars. Of these totals, approximately 11.0 million units were sold to Sub-Prime Borrowers, generating approximately $50.0 billion in retail installment contracts.

     Consistent with the industry's growth, the Company has expanded significantly in recent periods. From 1995 to 1996, total revenues increased by 55.2% from $48.7 million (pro forma) to $75.6 million. The Company's net earnings grew to $5.9 million in 1996, or $0.60 per share, compared with a net loss of $(4.0) million, or $(.67) per share in 1995. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction."

     The Company originated 6,929 contracts through wholly owned used car dealerships ("Company Dealerships") with an aggregate principal balance of $49.0 million and purchased 9,825 contracts from small independent used car dealerships ("Third Party Dealers") with an aggregate principal balance of
$56.8  million  during  1996.   The  principal  balance of the Company's total
contract portfolio serviced as of December 31, 1996, was $109.9 million, including $51.7 million in contracts serviced under the securitization program ("Securitization Program") with SunAmerica Life Insurance Company ("SunAmerica")

OVERVIEW  OF  USED  CAR  SALES  AND  FINANCE  INDUSTRY

     Used Car Sales. Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships. The market for used car sales in the United States is significant and has steadily increased over the past five years. The Company believes that the factors that have led to growth in this industry include substantial increases in new car prices, which have made new cars less affordable to the average consumer relative to used cars, the greater reliability and durability of used cars resulting from the production of higher quality cars, and the increasing number of vehicles coming off-lease in recent years. Many analysts expect these trends to continue, leading to further expansion of the used car sales market.

     The used car sales industry is highly fragmented and, traditionally, sales to customers have occurred through franchised and independent dealerships owned by individuals, families, and small groups. According to industry sources, there are over 23,000 franchised and 63,000 independent used car dealership locations in the United States. Used car sales from franchised dealerships (or affiliated used-only car lots) accounted for approximately 61.3% of used car sales during 1995, with the remaining 38.7% resulting from sales by independent dealerships.

     The Company participates in the sub-prime segment of the independent used car sales and finance market. This segment is serviced primarily by small independent used car dealerships that sell and finance the sale of used cars to Sub-Prime Borrowers ("Buy Here-Pay Here dealers"). Buy Here-Pay Here dealers typically offer their customers certain advantages over more traditional financing sources, such as expanded credit opportunities, flexible payment terms (including prorating customer payments due within one month into several smaller payments and scheduling payments to coincide with a customer's pay days), and the ability to make payments in person, an important feature to many Sub-Prime Borrowers who may not have checking accounts or are otherwise unable o make payments by the due date through use of the mail because of the timing of paychecks.

     Recently, the growth of the used car sales and finance market has attracted significant attention from a number of large companies, including AutoNation, U.S.A. and Driver's Mart, which have entered the used car sales business or announced plans to develop large used car sales operations. The Company believes that these companies are attracted by the relatively high gross margins that can be earned in this business and the lack of consolidation in this market. None of these companies have indicated an intention to focus on the Buy Here-Pay Here segment.

     Used Car Financing. The automobile financing industry is the third-largest consumer finance market in the country, after mortgage debt and credit card revolving debt, with more than $350.0 billion in contracts on new and used cars originated in 1995. The sub-prime segment of this industry accounted for approximately $50.0 billion of the overall market. Growth in automobile financing has been fueled by the increasing prices of both new and used cars, which has forced greater numbers of purchasers to seek financing when purchasing a car. This industry is served by such traditional lending sources as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Buy Here-Pay Here dealers. In general, the industry is categorized according to the type of car sold (new versus used) and the credit characteristics of the borrower. With respect to the borrowers, finance companies classify such individuals according to the following generalized criteria:

- An "A" credit or "prime" borrower is a person who has a long credit history with no defaults, has been employed in the same job for a period of at least 18 months, and can easily finance a new car purchase through a bank, a captive finance subsidiary of an automobile manufacturer, or an independent finance company.

- A "B" credit or "non-prime" borrower is a person who has a substantial credit history that includes late payments, an inconsistent employment history, or significant or unresolved problems with credit in the past. To finance a used car purchase, this borrower will generally not be able to obtain a loan from a captive finance subsidiary or a bank, and will have to obtain financing from an independent finance company that lends into this market category.

- A "C" credit or "sub-prime" borrower generally has little or no credit history or a credit history characterized by consistently late payments and sporadic employment. Like "B" credit borrowers, "C" credit borrowers generally are not able to obtain a loan from a captive finance subsidiary or a bank, and have to obtain financing from an independent finance company that lends into this market category.

- A "D" credit borrower is also referred to as a "sub-prime" borrower. These persons, however, in addition to having an unfavorable employment history, have also experienced debt charge offs, foreclosures, or personal bankruptcy. In purchasing a car, this borrower's only choice is to obtain financing from an independent finance company or through a Buy Here-Pay Here dealer.

     As with its used car sales operations, the Company's finance operations are directed to the sub-prime segment of the market. In particular, the finance operations of Company Dealerships are directed toward Sub-Prime Borrowers classified in the "C" and "D" categories, while its Third Party Dealer finance operations are generally directed to "C" credit borrowers. Many of the traditional lending sources do not consistently provide financing to the sub-prime consumer finance market. The Company believes traditional lenders avoid this market because of its high credit risk and the associated collection efforts.

     Many of the 63,000 independent used car dealers are not able to obtain debt financing from traditional lending sources such as banks, credit unions, or major finance companies. These dealers typically finance their operations through the sale of contract receivables at a substantial discount. The Company believes that independent dealers prefer to finance their operations through credit facilities that enable them to retain their receivables, thereby increasing their finance income. Accordingly, the Company believes that there is a substantial opportunity for a company capable of serving the needs of such dealers to make significant penetration into this underdeveloped segment of the sub-prime market.

     The industry statistical information presented herein is derived from information provided to the Company by CNW Marketing/Research of Bandon, Oregon.

RECENT ACQUISITIONS

     In January 1997, the Company acquired selected assets of a group of companies (the "Sellers") engaged in the business of selling and financing used motor vehicles, including four dealerships located in the Tampa Bay/St. Petersburg market. The acquired assets consist primarily of Sellers' inventory of vehicles and portfolio of installment sales contracts. The purchase price for the assets acquired was approximately $32.1 million in cash. In addition, the Company leased certain facilities used in this business. The Company also assumed selected liabilities of Sellers.

     In connection with the acquisition, the Company made a commercial loan to one of the Sellers in the amount of $891,000, secured by consumer loans and, subject to certain conditions, committed to advance to an affiliate of Sellers $1.5 million, secured by a second priority lien on certain real property. These loans are guaranteed by the principal shareholders of Sellers.

     On  March  5,  1997,  the  Company  entered into an agreement to purchase substantially all of the assets of a company engaged in the business of selling and financing used motor vehicles, including seven dealerships in San Antonio and a contract portfolio of approximately $27 million. The unaudited book value of assets to be acquired was approximately $40 million as of December 31, 1996. The purchase, which is scheduled to close on or about April 1, 1997, is subject to various conditions, including regulatory approval No assurance can be given that such conditions will be satisfied or that the purchase will be completed.

BUSINESS  STRATEGY

     The Company intends to leverage its management team, collection facilities, computer networks, and capital base to grow its Company Dealership and Third Party Dealer operations, both in Arizona and in other geographic locales.

     Expand  Company  Dealership  Operations.    Since commencing its used car
sales and financing operations in 1992, the Company has pursued an aggressive growth strategy through both internal development and acquisition. As of January 31, 1997, the Company had developed or acquired twelve Company Dealerships. The Company's strategy is to increase sales revenue and finance income by acquiring or opening new dealerships and finance operations. In the last several months, the Company has opened one new Company Dealership in Arizona and has acquired four dealerships and a reconditioning facility in Florida (as discussed above). In addition, the Company has five other dealerships (one in Arizona, two in New Mexico, one in Nevada, and one in Florida) and two used car reconditioning facilities (in New Mexico and Florida) currently under development. The Company intends to continue the aggressive development or acquisition of Company Dealerships throughout the southwestern United States and in other locations where opportunities may arise. See "--Recent Acquisitions."

     The Company distinguishes its direct sales and financing operations from typical Buy Here-Pay Here dealers by providing multiple locations, upgraded facilities, large inventories of used automobiles, and dedication to customer service. The Company has designed and implemented a marketing program featuring its animated duck mascot that promotes its image as a professional, yet approachable, operation, in contrast to the generally unfavorable public image of many Buy Here-Pay Here dealers. In addition, the Company has developed flexible underwriting guidelines and techniques, which combine established underwriting criteria with managerial discretion, to facilitate rapid credit decisions, as well as an integrated, technology-based corporate infrastructure that enables the Company to monitor and service large volumes of contracts.

     Expand  Third  Party  Dealer  Operations.   The Company has leveraged the
contract servicing experience and capabilities it acquired through its Company Dealership activities by purchasing and servicing contracts originated by Third Party Dealers. As of January 31, 1997, the Company had opened thirty-nine Branch Offices in twelve states. These Branch Offices service approximately 1,400 Third Party Dealers. The Company continually evaluates expansion of its Third Party Dealer operations into additional geographic areas.

     Implement New Products and Services. The Company is in the process of expanding its Third Party Dealer operations by implementing the Cygnet Dealer Program. The Company believes that providing operating credit lines to qualified Third Party Dealers will give such dealers a unique opportunity to obtain the debt financing necessary to expand their businesses while enabling the Company to earn additional finance income and diversify its earning asset base. The Company also believes that the relationships established with these dealers will provide it with a preferred position to acquire retail installment contracts from them. Such contract purchases would provide these dealers with an additional source of financing and enable the Company to further expand its contract portfolio. The Company anticipates that it will begin full-scale marketing of the program during the first quarter of 1997.

    The Company also intends to expand its insurance operations, which to date consist of force placing casualty insurance on its Third Party Dealer contracts. Among other things, the Company is evaluating the sale of other insurance products to its customer base. See "- Third Party Dealer Operations."

COMPANY  DEALERSHIP  OPERATIONS

     Company Dealership operations include the retail sale of used cars and the underwriting, financing, and servicing of contracts originated from such sales. The Company's total revenues from its Company Dealership operations were $32.5 million, $56.1 million ($46.6 million excluding sales at the Gilbert Dealership), and $67.0 million for fiscal years 1994, 1995, and 1996, respectively. See Note 20 to the Consolidated Financial Statements. See Note 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction."

     Retail Car Sales. The Company distinguishes its Company Dealership operations from those of typical Buy Here-Pay Here dealers through its network of multiple locations, upgraded facilities, large inventories of used cars, centralized purchasing, value-added marketing programs, and dedication to customer service. All Company Dealerships are located in high visibility, high traffic commercial areas, and generally are newer and cleaner in appearance than other Buy Here-Pay Here dealers, which helps promote the Company's image as a friendly and reputable business. The Company believes that these factors, coupled with its widespread brand name recognition (achieved through extensive promotion of its duck mascot and logo), enable it to attract customers who might otherwise visit another Buy Here-Pay Here dealer.

     Company Dealerships generally maintain an average inventory of 100 to 300 used cars and feature a wide selection of makes and models (with ages generally ranging from 5 to 10 years) and a range of sale prices, all of which enables the Company to meet the tastes and budgets of a broad range of potential customers. The Company acquires its inventory from new or late-model used car dealers, used car wholesalers, used car auctions, and customer trade-ins, as well as from repossessions. The Company's size enables it to cut inventory costs by making volume purchases for all Company Dealerships. In making its purchases, the Company takes into account each car's retail value and the costs of buying, reconditioning, and delivering the car for resale. After purchase, cars are delivered to the individual dealerships, where they are inspected and reconditioned for sale. Although the prices of used cars are subject to market variance, the Company does not believe that it will encounter significant difficulty in maintaining its current inventory levels.

     The average sales price per car at Company Dealerships was $7,107 for the fiscal year ended December 31, 1996, and $6,065 for the fiscal year ended December 31, 1995 (exclusive of sales at the Company's Gilbert Dealership). Company Dealerships use a standardized sales contract that typically provides for down payments of approximately 10.0% to 15.0% of the purchase price with the balance of the purchase price financed at fixed interest rates ranging from 21.0% to 29.9% over periods ranging from 12 to 48 months. The Company sells cars on an "as is" basis, and requires its customers to sign an agreement at the date of sale releasing the Company from any obligation with respect to vehicle-related problems that subsequently occur. See Item 3. "Legal Proceedings."

     Used Car Financing. The Company finances approximately 90.0% of the used car sales at its Company Dealerships through retail installment contracts that the Company services. Subject to the discretion of its sales managers, potential customers must meet the Company's underwriting guidelines, referred to as minimum deal standards, before the Company will agree to finance the purchase of a car. The Company created these minimum deal standards to control its exposure to credit risk while providing its sales managers with sufficient flexibility to consummate sales when appropriate. In connection with each sale, customers are required to complete a credit application. Company personnel analyze and verify customer application information, which contains employment and residence histories, income information, and references, as well as the customer's personal cash flow statement (taking into account the completion of the sale), credit bureau reports, and other information regarding the customer's credit history.

     The Company's credit underwriting process takes into account the ability of its managers and other sales employees, who have extensive experience, to make sound judgments regarding the extension of credit to Sub-Prime Borrowers and to personalize financing terms to meet the needs of individual customers. For example, contract payments may be scheduled to coincide with the customer's pay days, whether weekly, biweekly, semi-monthly, or monthly. In addition, each manager makes credit approvals only after a "face-to-face" interview with the potential customer in which the manager gains firsthand information regarding the customer's financial situation, sources of income, and past credit problems. The Company believes that its customers value the expanded credit opportunities that such flexibility provides and, consequently, will pay a higher price for their cars. The Company believes that the higher prices it charges are necessary to fund the high rate of credit losses incurred as a result of financing Sub-Prime Borrowers. To the extent the Company is unable to charge such higher prices or otherwise obtain acceptable margins, its results of operations will be adversely affected.

     Subsequent to each sale, all finance transactions are "audited" by the Company's portfolio manager and reviewed for compliance with the Company's underwriting standards. To the extent such audits reveal non-compliance, such non-compliance is discussed with dealership management and, where appropriate, remedial action is taken against the responsible manager, ranging from oral or written reprimands to termination.

     The Company's use of wide area and local area networks enables it to service large volumes of contracts from its centralized servicing facilities while allowing the customer the flexibility to make payments at and otherwise deal with the individual dealerships. In addition, the Company has developed comprehensive databases and sophisticated management tools, including static pool analysis, to analyze customer payment history and contract performance and to monitor underwriting effectiveness.

     Advertising and Marketing. The Company believes that it maintains the largest advertising budget of any Buy Here-Pay Here dealer in Arizona. In general, the Company's advertising campaigns emphasize its multiple locations, wide selection of quality used cars, and ability to provide financing to most Sub-Prime Borrowers. The Company's advertising campaign revolves around a series of television commercials that feature the Company's animated duck mascot, as well as complementary radio, billboard, and print advertisements. The Company believes that its marketing approach creates brand name recognition and promotes its image as a professional, yet approachable, business, in contrast to the lack of name recognition and generally unfavorable public image of many Buy Here-Pay Here dealers. The Company believes that its advertising has helped establish it as the most widely recognized Buy Here-Pay Here dealership network in Arizona.
     A primary focus of the Company's marketing strategy is its ability to finance consumers with poor credit histories. Under the slogan "Ugly Duckling Car Sales - Putting You on the Road to Good Credit," the Company has initiated innovative marketing programs designed to attract Sub-Prime Borrowers, assist such customers in reestablishing their credit, reward those customers who pay on time, develop customer loyalty, and increase referral and repeat business. Among these programs are:

- The Down Payment Back Program. This program encourages customers to make timely payments on their contracts by enabling them to receive a refund of their initial down payment (typically representing 10.0%-15.0% of the initial purchase price of the car) at the end of the contract term if all payments have been made by the scheduled due date.

- The Income Tax Refund Program. During the first quarter of each year, the Company offers assistance to customers in the preparation of their income tax returns, including forwarding customers' tax information to a designated preparer, paying the preparation fee, and, if there is a forthcoming tax refund, crediting such refund toward the required down payment. This program enables customers to purchase cars without having to wait to receive their income tax refund.

- Secured $250 Visa Card Program. Pursuant to this program, the Company arranges for qualified applicants to obtain a Visa credit card secured by a nonrefundable $250 payment made by the Company to the credit card company. This program offers otherwise unqualified customers the chance to obtain the convenience of a credit card and rebuild their credit records.

     The Company also utilizes various telemarketing programs. For example, potential customers are contacted within several days of their visit to a Company Dealership to follow up on leads and obtain information regarding their experience while at a Company Dealership. In addition, customers with satisfactory payment histories are contacted several months before contract maturity and are offered an opportunity to purchase another vehicle with a nominal down payment requirement. The Company also maintains a loan-by-phone program utilizing its toll-free telephone number of 1-800-THE-DUCK.

     Sales  Personnel  and  Compensation.  Each Company Dealership is run by a
general manager who has complete responsibility for the operations of the dealership facility, including final approval of sales and contract originations, inventory maintenance, the appearance and condition of the facility, and the hiring, training, and performance of Company Dealership employees. In addition to the general manager, the Company typically staffs each dealership with, among others, up to three sales managers, an office manager, a lot supervisor, five to twelve salespersons, and several mechanics.

The Company trains its managers to be contract underwriters. The Company pays its managers a base salary and allows them to earn bonuses based upon a variety of factors, including the overall performance of the contract portfolio originated. Although sales persons are paid on commission, each sale must be underwritten and approved by a manager. By giving its managers a strong incentive to underwrite quality contracts, the Company believes that it can maintain its current level of credit losses while continuing to achieve significant growth in sales revenue.

THIRD  PARTY  DEALER  OPERATIONS

     Contract Purchasing. In 1994, the Company acquired Champion Financial Services, Inc., an independent automobile finance company, primarily for its management expertise and contract servicing software and systems. Champion had a portfolio of approximately $1.9 million in sub-prime contracts averaging approximately $2,000 in principal amount. For the balance of 1994, the Company purchased an additional $1.7 million in contracts.

     In April 1995, the Company initiated an aggressive plan for purchasing contracts from Third Party Dealers and by January 31, 1997 had opened thirty-nine Branch Offices in twelve different states throughout the country and entered into contract purchasing agreements with approximately 1,400 Third Party Dealers. The Company has hired experienced branch managers having existing relationships with Third Party Dealers and opened Branch Offices near its Third Party Dealers to better service their needs. The Company services the Third Party Dealer contract portfolio from its centralized collection and servicing centers. The expansion of its Third Party Dealer network enabled the Company to leverage its existing infrastructure and increase its contract portfolio much more quickly than it could through the planned expansion of its Company Dealerships. The Company was also able to increase the socioeconomic and geographic diversity of its contract portfolio by purchasing higher quality contracts and contracts from areas where there are no Company Dealerships.

     The Company generally purchases contracts from Third Party Dealers that are originated with customers possessing financial characteristics superior to those of Company Dealership customers and that reflect principal amounts closer to the actual wholesale value of the underlying car. Consequently, its Third Party Dealer contracts generally present a reduced credit and collateral risk. The Company's total revenues from its Third Party Dealer operations were $1.8 million and $7.8 million in fiscal years 1995 and 1996, respectively. See
Note  20  to  the  Consolidated  Financial  Statements.

     The Company purchases contracts from Third Party Dealers at a nonrefundable acquisition discount from the principal amount of the contract that generally ranges from 5.0% to 20.0%, and averages approximately 11.0%. The Company determines the appropriate discount needed to cover estimated losses on a contract-by-contract basis, taking into account, among other things, the principal amount of the contract in relation to the wholesale value of the underlying car and the credit risk presented by the particular customer. The Company generally will not purchase a contract from a Third Party Dealer if the discounted price exceeds 120.0% of the Kelly Blue Book wholesale value of the underlying car plus license and tax, although it will make exceptions on a contract-by-contract basis. If the Company cannot negotiate an appropriate discount, it will not purchase the contract.

     When opening a new office, the Company hires experienced branch managers having existing relationships with Third Party Dealers. The Company's branch managers have an average of approximately nine years of experience in the sub-prime automobile finance industry. Upon the execution of a dealer agreement with a Third Party Dealer, Branch Office employees will introduce the dealer to the Company's systems and procedures. The Company provides uniform contract buying criteria as well as expedient application processing and funding. The Company expects its Branch Office employees to develop and maintain excellent relationships with its Third Party Dealers.

     Branch Office employees monitor and evaluate Third Party Dealer contracts for conformity to established policies and procedures. Selected finance transactions are examined each month and a written report on each Branch Office is prepared. Included in the report is an evaluation of Branch Office decisions and practices as well as the portfolio performance of individual

Third Party Dealers. Branch Office management is notified and counseled with respect to variances from underwriting standards that are found. Branch Office management monitors the first six months of contract performance. Substandard contract performance during this period is discussed with the Third Party Dealers and appropriate action taken.

     Collateralized Dealer Financing. The Company believes that many Third Party Dealers have difficulty obtaining traditional debt financing and, as a result, are forced to sell the contracts that they originate through used car sales at deep discounts in order to obtain the working capital necessary to operate their businesses. To capitalize on this opportunity, the Company initiated the Cygnet Dealer Program, pursuant to which it will provide qualified Third Party Dealers (generally, dealers that meet certain minimum net worth and operating history criteria) with operating credit lines secured by the dealers' retail installment contract portfolios. These lines will be for a specified amount but will in all cases be subject to various collateral coverage ratios, maximum advance rates, and performance measurements depending on the financial condition of the dealer and the quality of the contracts originated. As a condition to providing such financing, the Company will require each dealer to upload its portfolio information to the Company's computer network on a daily basis, utilize the Company's management information systems, and provide the Company with periodic financial statements in a standardized format. These controls will allow Company account officers, who will oversee the operations of each dealer participating in the program, to maintain supervision over the dealers, thereby enabling the account officers to ensure dealer compliance with financial covenants and determine the appropriateness of continued credit extensions.

     The Company believes that the Cygnet Dealer Program will fulfill the need of Third Party Dealers for debt financing to expand their businesses while enabling the Company to earn finance income at favorable rates and diversify its earning asset base. The Company also believes that the relationships established with these dealers will provide it with a preferred position to acquire retail installment contracts from them. Such contract purchases would provide these dealers with an additional source of financing and enable the Company to further expand its contract portfolio. The Company has hired a person with extensive sub-prime finance industry experience to oversee the Cygnet Dealer Program and began implementing the program with one Third Party Dealer during the fourth quarter of 1996. The Company expects to begin full-scale marketing of the program during the first quarter of 1997, although the program is not expected to begin generating any substantial revenue before the second quarter of 1997.

     Insurance Services. The retail installment contracts that the Company purchases from Third Party Dealers generally require the customers to obtain casualty insurance within 30 days of their vehicle purchase. While all customers are free to obtain such coverage from an insurer of their choice, if a customer fails to obtain the required coverage, the Company may purchase a policy on the customer's behalf and charge back to the customer the cost of the premiums and fees associated with such policy. The Company's ability to force place such insurance has significantly increased the number of customers who have obtained their own casualty insurance.

     To facilitate its ability to force place mandated insurance coverage, the Company has contracted with American Bankers Insurance Group ("ABIG"), a licensed property, casualty, and life insurance company. Through its subsidiary, Drake Insurance Agency, Inc., which acts as agent for ABIG, the Company places casualty insurance policies issued by ABIG with Third Party

Dealer customers. These policies provide for a maximum payment on a claim equal to the current contract principal balance. ABIG, in turn, reinsures the policies it issues with Drake Property & Casualty Insurance Company, one of the Company's Turks and Caicos Islands-chartered and licensed reinsurance subsidiaries. Under the terms of its relationship with ABIG, the Company earns commissions on each policy issued by ABIG (which mitigate any credit loss the Company might suffer in the event of an otherwise uninsured casualty), while ABIG administers all accounts and claims and is responsible for regulatory compliance. As of December 31, 1996, the Company had placed casualty insurance policies with approximately 1,200 customers. The Company anticipates expanding its insurance services to include the provision of credit life, disability, and unemployment insurance.

COMPARISON  OF  CONTRACTS  ORIGINATED  AT  COMPANY DEALERSHIPS AND THIRD PARTY
DEALERS

     The chart below compares the characteristics of the average contract originated by Company Dealerships and purchased from Third Party Dealers for the twelve months ended November 30, 1996:

                                              COMPANY    THIRD PARTY
                                             ---------  -------------
Principal Amount of Contract                 $  7,071   $      5,778
Annual Percentage Rate                           29.9%          24.5%
Loan Term (Months)                               37.5           33.4
Total Down Payment                           $    858   $      1,368
Company Cost or Third Party Dealer Advance   $  3,304   $      5,119
Blue Book Value (Wholesale)                  $  3,685   $      4,983
Model Year                                         88             89
Age of Borrower                                    34             34
Annual Income                                $ 25,589   $     30,559
Years at Current Residence                        4.6            3.8
Years at Current Job                              3.2            3.4

   The Company expects that approximately 35.0% to 40.0% of Company Dealership contracts will ultimately default at some time prior to maturity for a net loss, after charge offs and recoveries of approximately 20.0% to 25.0% of the original principal amount financed. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Credit Losses - Contracts Originated at Company Dealerships."

The Company expects that approximately 20.0% to 25.0% of Third Party Dealer contracts will ultimately default at some time prior to maturity for a net loss, after charge offs and recoveries of approximately 8.0% to 12.0% of the original principal amount financed. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Credit Losses - Contracts Purchased From Third Party Dealers."

MONITORING  AND  COLLECTIONS

     The Company believes that its ability to minimize credit losses is due in great part to the sophisticated manner in which it monitors the Company Dealership and Third Party Dealer contracts in its portfolio.

     Upon the origination or purchase of a contract, Company personnel enter all terms of the contract into the Company's centralized computer system. The Company's monitoring and collections staff then utilizes the Company's collections software to monitor the performance of the contracts.

     The collections software provides the Company with, among other things, up-to-date activity reports, allowing immediate identification of customers whose accounts have become past due. In accordance with Company policy, collections personnel contact a customer with a past due account within three days of delinquency (or in the case of first payment delinquencies, within one day) to inquire as to the reasons for such delinquency and to suggest ways in which the customer can resolve the underlying problem, thereby enabling the customer to continue making payments and keep the car. The Company's early detection of a customer's delinquent status, as well as its commitment to working with its customers, allows it to identify and address payment problems quickly, thereby reducing the amount of credit loss. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Credit Losses."

     If the Company's efforts to work with a customer are unsuccessful and the customer becomes seriously delinquent, the Company will take the necessary steps to protect its collateral. Frequently, delinquent customers will recognize their inability to honor their contractual obligations and will work with the Company to coordinate "voluntary repossessions" of their cars. For cases involving uncooperative customers, the Company retains independent firms to repossess the cars pursuant to prescribed legal procedures. Upon repossession and after a statutorily-mandated waiting period, the Company will recondition the car, if necessary, and sell it in the wholesale market or at retail through its Company Dealerships. The Company estimates that it recovers over 90.0% of the cars that it attempts to repossess, approximately 90.0% of which are sold on a wholesale basis and the remainder of which are sold through Company Dealerships. The Company's access to a retail outlet for its repossessed collateral provides the Company with additional flexibility with respect to the disposal of the collateral and helps lessen its credit losses. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Credit Losses."

     Unlike most other used car dealerships with multiple locations or automobile finance companies, the Company permits its customers to make cash payments on their contracts in person at Company Dealerships or at the Company's collection facilities. Cash payments account for a significant portion of monthly contract receipts on the Company Dealership portfolio. The Company's computer technology enables it to process these payments on-line in real time and its internal procedures enable it to verify that such cash receipts are deposited and credited to the appropriate accounts.

COMPETITION

     Although the used car industry has historically been highly fragmented, it has attracted significant attention recently from a number of large companies, including AutoNation, U.S.A. and Driver's Mart, which have entered the used car sales business or announced plans to develop large used car sales operations. Many franchised automobile dealers have increased their focus on the used car market as well. The Company believes that these companies are attracted by the relatively high gross margins that can be achieved in this market as well as the industry's lack of consolidation. Many of these companies and franchised dealers have significantly greater financial, marketing, and other resources than the Company.

     The Company's targeted competition for its Company Dealerships are the numerous independent Buy Here-Pay Here dealers that sell and finance sales of used cars to Sub-Prime Borrowers. The Company distinguishes its direct sales and financing operations from those of typical Buy Here-Pay Here dealers by providing multiple locations, upgraded facilities, large inventories of used automobiles, centralized purchasing, value-added marketing programs, and dedication to customer service. In addition, the Company has developed flexible underwriting guidelines and techniques to facilitate rapid credit decisions, as well as an integrated, technology-based corporate infrastructure that enables the Company to monitor and service large volumes of contracts. The Company believes that it is the largest Buy Here-Pay Here dealer in Arizona and one of the largest in the United States. Of the numerous large companies that have entered the used car business, none have announced an intention to focus on the Buy Here-Pay Here segment.

     The sub-prime segment of the used car financing business is also highly fragmented and very competitive. In recent periods, several consumer finance companies have completed public offerings in order to raise the capital necessary to fund expansion and support increased purchases of used car retail installment contracts. These companies have increased the competition for the purchase of contracts, in many cases purchasing contracts at prices which the Company believes are not commensurate with the associated risk. In addition, there are numerous financial services companies serving, or capable of serving, this market. While traditional financial institutions, such as commercial banks, savings and loans, credit unions, and captive finance companies of major automobile manufacturers, have not consistently serviced Sub-Prime Borrowers, the high rates of return earned by companies involved in sub-prime financing have encouraged certain of these traditional institutions to enter, or contemplate entering, this market. Increased competition may cause downward pressure on the interest rate the Company charges on contracts originated by its Company Dealerships or cause the Company to reduce or eliminate the nonrefundable acquisition discount on the contracts it purchases from Third Party Dealers. Such events would have a material adverse affect on the Company's profitability.

REGULATION,  SUPERVISION,  AND  LICENSING

     The Company's operations are subject to ongoing regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Among other things, these laws require that the Company obtain and maintain certain licenses and qualifications, limit or prescribe terms of the contracts that the Company originates and/or purchases, require specified disclosures to customers, limit the Company's right to repossess and sell collateral, and prohibit the Company from discriminating against certain customers. The Company is also subject to federal and state franchising and insurance laws.

     The Company typically charges fixed interest rates ranging from 21.0% to 29.9% on the contracts originated at Company Dealerships, while rates range from 17.6% to 29.9% on the Third Party Dealer contracts it purchases. As of December 31, 1996, a majority of the Company's used car sales activities were conducted in, and a majority of the contracts the Company services were originated in, Arizona, which does not impose limits on the interest rate that a lender may charge. However, the Company has expanded, and will continue to expand, its operations into states that impose usury limits, such as Florida
and  Texas.   The  Company  attempts  to  mitigate  these rate restrictions by purchasing  contracts originated in these states at a higher  discount.

     The Company believes that it is currently in substantial compliance with all applicable federal, state, and local laws and regulations. There can be no assurance, however, that the Company will be able to remain in compliance with such laws, and such failure could have a material adverse effect on the operations of the Company. In addition, the adoption of additional statutes and regulations, changes in the interpretation of existing statutes and regulations, or the Company's entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company's business.

TRADEMARKS  AND  PROPRIETARY  RIGHTS

     The Company has obtained federal trademark registrations on its duck mascot and logo, as well as for the trade names "Ugly Duckling Car Sales," "Ugly Duckling Rent-A-Car," and "America's Second Car." These registrations are effective through 2002 and are renewable for additional terms of ten years. The Company grants its Ugly Duckling Rent-a-Car franchisees the limited right to use its duck mascot and logo in their used car rental operations. The Company has also obtained a federal trademark registration for the slogan "Putting You On the Road to Good Credit."

     The Company licenses software from various third parties. It has also developed and copyrighted customized software to facilitate its sales and financing activities. Although the Company believes it takes appropriate measures to protect its proprietary rights and technology, there can be no assurance that such efforts will be successful. The Company believes it is in material compliance with all third party licensing requirements.

EMPLOYEES

     At December 31, 1996, the Company employed 652 persons, of which 69 were employed in the Company's executive and administrative offices, 242 were employed in its Company Dealership operations, 155 were employed in the Company's credit and collection activities, and 186 were employed in Third Party Dealer operations. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

                              ITEM 2 - PROPERTIES

     As of December 31, 1996, the Company owned the property in which six of its dealerships, two of its collection facilities and one reconditioning facility are located. In addition, the Company leased 47 other facilities. The Company's corporate headquarters are located in approximately 13,300 square feet of leased space in Phoenix, Arizona. This lease commenced in April 1996 and expires in August 2001. Five of the Company's dealerships are leased from unrelated third parties. The Company's other leased facilities at that date included a monitoring and collection facility, two storage lots, and 38 Branch Offices (of which 35 were open). The leases contain renewal options from one to ten years and require aggregate monthly base rents of $136,000.

                          ITEM 3 - LEGAL PROCEEDINGS

     The Company sells its cars on an "as is" basis, and requires all customers to sign an agreement on the date of sale pursuant to which the Company disclaims any obligation for vehicle-related problems that subsequently occur. Although the Company believes that such disclaimers are enforceable under Arizona and other applicable law, there can be no assurance that they will be upheld in every instance. Despite obtaining these disclaimers, the Company,
in  the   ordinary   course  of business, receives complaints from customers
relating to such vehicle-related problems as well as alleged violations of federal and state consumer lending or other similar laws and regulations.
While   most  of  these  complaints  are  made directly to the Company or to various consumer protection organizations and are subsequently resolved, the Company is named occasionally as a defendant in civil suits filed by customers in state, local, or small claims courts. There can be no assurance that the Company will not be a target of similar claims in the future.
In the opinion of the Company, the ultimate disposition of these matters on an individual basis will not have a material adverse effect on the Company. However, there can be no assurance in this regard.

     In connection with the acquisition of the Florida dealerships and finance operations (disclosed in Item 1. "Business-Recent Acquisitions"), a purported creditor of the sellers filed, on January 21, 1997, to enjoin the sale as a fraudulent conveyance. Alternatively, the suit seeks to void any transfer of the assets that has already occurred, to attach the assets that have been transferred, or to appoint a receiver to take charge of the assets transferred. The Company has not been named in this action, has received a specific indemnity from the sellers relating to this action, and has been advised by the sellers that, in their view, the claim is without merit.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1996.

                                    PART II

         ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES
                        AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market tier under the symbol "UGLY." The Company's initial public offering was June 17, 1996. The high and low sales prices of the Common Stock, as reported by Nasdaq since that date are reported below.

                                             MARKET PRICE
                                        ----------------------
FISCAL YEAR 1996                            HIGH         LOW
--------------------------------------  -------------  -------

Second Quarter (from June 18, 1996)     $       10.00  $  8.50
Third Quarter                           $       15.50  $  8.13
Fourth Quarter                          $       21.63  $ 13.00

FISCAL YEAR 1997
--------------------------------------
First Quarter (through March 15, 1997)  $       25.75  $ 17.50

     On March 10, 1997 there were 127 record owners of the Company's Common Stock. The Company estimates that as of such date there were 1,600 beneficial owners of the Company's Common Stock.

     Dividend Policy. The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. It is the current policy of the Company's Board of Directors to retain any earnings to finance the operation and expansion of the Company's business. In addition, the terms of the Company's Revolving Facility prevent the Company from declaring or paying dividends in excess of 15.0% of each year's net earnings available for distribution. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Revolving Facility.

     Reincorporation. On April 24, 1996, the Company reincorporated from Arizona to Delaware by way of a merger in which the Company, an Arizona corporation, merged with and into a newly created Delaware subsidiary of the Company. In the merger, each share of the Arizona corporation's issued and outstanding common stock was exchanged for 1.16 shares of the Delaware corporation's common stock and each option to purchase shares of the Arizona corporation's common stock was exchanged for 1.16 options to purchase shares of the Delaware corporation's common stock. All share figures set forth above give effect to this exchange ratio.

     Warrant  Issuance.   In  connection  with  the  Company's initial public
offering, the Company issued warrants to Cruttenden Roth to purchase 170,000 shares of Common Stock at an exercise price per share of $9.45. The warrants were issued in exchange for $1,700 pursuant to an Underwriting Agreement between the Company and Cruttenden Roth, as the representative of the several underwriters in the initial public offering, and pursuant to a Representative's Warrant Agreement between the Company and Cruttenden Roth.

     Subordinated Debt Conversion. In connection with the Company's initial public offering, on June 21, 1996, SunAmerica converted $3,000,000 of subordinated debt into Common Stock (444,444 shares at the initial public offering price of $6.75 per share) in accordance with the terms of a Convertible Note, dated as of August 31, 1995. In addition, in partial consideration for SunAmerica's agreement to convert the Convertible Note, the Company issued warrants to SunAmerica, on June 21, 1996, to purchase 116,000 shares of Common Stock at an exercise price per share of $6.75.

     Private Placement. On February 13, 1997, the Company sold 5,075,500 shares of Common Stock to approximately 115 institutional purchasers for an aggregate purchase price of $94,531,188. Friedman, Billings, Ramsey & Co., Inc. acted as placement agent in the transaction. The total proceeds to the Company, net of discounts and commissions, was $89,804,629 before deducting offering expenses.

    Exemption from registration for the reincorporation, the warrant issuances, the subordinated debt conversions, and the private placement was claimed pursuant to Section 4(2) of the Securities Act regarding transactions by an issuer not involving any public offering and/or pursuant to Rule 145 under the Securities Act regarding transactions the sole purpose of which is to change an issuer's domicile solely within the United States.

FACTORS  THAT  MAY  AFFECT  FUTURE  STOCK  PERFORMANCE

     The performance of the Company's Common Stock is dependent upon several factors including those set forth below and in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition."

     Control by Principal Stockholder. Mr. Ernest C. Garcia, II, the Company's Chairman, Chief Executive Officer, and principal stockholder, holds 25.2% of the outstanding Common Stock. As a result, Mr. Garcia will have a significant influence upon the activities of the Company, as well as on all matters requiring approval of the stockholders, including electing or removing members of the Company's Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and changing the Company's dividend policy.

     Potential Anti-Takeover Effect of Preferred Stock. The Company's Certificate of Incorporation authorizes the Company to issue "blank check" Preferred Stock, the designation, number, voting powers, preferences, and rights of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors has the authority, without stockholder approval, to issue Preferred Stock with dividend, conversion, redemption, liquidation, sinking fund, voting, and other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. The Preferred Stock could be utilized, under certain circumstances, to discourage, delay, or prevent a merger, tender offer, or change in control of the Company that a stockholder might consider to be in its best interests. Although the Company has no present intention of issuing any additional shares of its authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

     Shares  Eligible  for  Future  Sale.   Approximately 10,535,600 shares of
Common Stock outstanding as of the date of this report are "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, if two years have elapsed since the later of the date of acquisition of restricted shares from an issuer or an affiliate of an issuer, the acquiror or subsequent holder is entitled to sell in the open market, within any three-month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of the same class or the average weekly trading volume during the four calendar weeks preceding the filing of the required notice of sale. (A person who has not been an affiliate of the Company for at least the three months immediately preceding the sale and who has beneficially owned shares of Common Stock as described above for at least three years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.) Of the "restricted securities" outstanding, substantially all of these shares have either been held for the two-year holding period required under Rule 144 or will be registered for resale under the Securities Act of 1933, as amended (the "Securities Act") in the near future, including 5,075,500 shares sold in the private placement discussed above. No predictions can be made with respect to the effect, if any, that sales of Common Stock in the market or the availability of shares of Common Stock for sale under Rule 144 will have on the market price of Common Stock prevailing from time to time. Nevertheless, the possibility that substantial amounts of Common Stock may be sold in the public market may adversely affect prevailing market prices for the Common Stock.

     Possible Volatility of Stock Price. The market price of the Common Stock could be subject to significant fluctuations in response to such factors as, among others, variations in the anticipated or actual results of operations of the Company or other companies in the used car sales and finance industry, changes in conditions affecting the economy generally, analyst reports, or general trends in the industry.

                 ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA
              (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

     The following table sets forth selected historical consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1996. The selected annual historical consolidated financial data for 1993, 1994, 1995, and 1996 are derived from the Company's Consolidated Financial Statements audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected annual historical consolidated financial data for 1992 are derived from the Company's Consolidated Financial Statements audited by Toback & Co., independent certified public accountants. For additional information, see the Consolidated Financial Statements of the Company included elsewhere in this report. The following table should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                              YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------
STATEMENT OF OPERATIONS DATA:                       1996      1995      1994     1993     1992
                                                  --------  --------  --------  -------  ------
Sales of Used Cars                                $ 53,768  $47,824   $27,768   $13,969  $2,136
Less:
  Cost of Used Cars Sold                            29,890   27,964    12,577     6,089   1,010
  Provision for Credit Losses                        9,811    8,359     8,140     3,292     826
                                                  --------  --------  --------  --------  ------
                                                    14,067   11,501     7,051     4,588     300
                                                  --------  --------  -------   --------  ------
Interest Income                                     15,856   10,071     5,449     1,629     148
Gain on Sale of Loans                                4,434        -         -         -       -
                                                  --------  --------  --------  --------  ------
                                                    20,290   10,071     5,449     1,629     148
                                                  --------  --------  --------  --------  ------
Servicing Income                                       921        -         -         -       -
Other Income                                           650      308       556       879     982
                                                  --------  --------  --------  --------  ------
                                                     1,571      308       556       879     982
                                                  --------  --------  --------  --------  ------
Income before Operating Expenses                    35,928   21,880    13,056     7,096   1,430
Operating Expenses:
  Selling and Marketing                              3,585    3,856     2,402     1,293     656
  General and Administrative                        19,538   14,726     9,141     3,625     828
  Depreciation and Amortization                      1,577    1,314       777       557     429
                                                  --------  --------  --------  --------  ------
                                                    24,700   19,896    12,320     5,475   1,913
                                                  --------  --------  --------  --------  ------
Income before Interest Expense                      11,228    1,984       736     1,621    (483)
Interest Expense                                     5,262    5,956     3,037       893      12
                                                  --------  --------  --------  --------  ------
Earnings (Loss) before Income Taxes                  5,966   (3,972)   (2,301)      728    (495)
Income Taxes (Benefit)                                 100        -      (334)       30       -
                                                  --------  --------  --------  --------  ------
Net Earnings (Loss)                               $  5,866  $(3,972)  $(1,967)  $   698  $ (495)
                                                  ========  ========  ========  ======== =======
Earnings (Loss) per Share                         $   0.60  $ (0.67)  $ (0.35)  $  0.14  $(0.11)
                                                  ========  ========  ========  ======== =======
Shares used in Computation                           8,283    5,892     5,584     5,011   4,640
                                                  ========  ========  ========  ======== =======
                19
                 SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

                                                              YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                    1996      1995      1994     1993     1992
                                                  --------  --------  --------  -------  ------
BALANCE SHEET DATA:
Cash and Cash Equivalents                         $ 18,455  $ 1,419   $   168   $    79  $  415
Finance Receivables, Net                            51,063   40,726    15,858     7,089   1,758
Total Assets                                       118,083   60,790    29,711    11,936   4,392
Subordinated Notes Payable                          14,000   14,553    18,291     8,941      93
Total Debt                                          26,904   49,754    28,233     9,380   4,189
Preferred Stock                                          -   10,000         -         -       -
Common Stock                                        82,612      127        77         1       1
Total Stockholders' Equity (Deficit)                82,319    4,884    (1,194)      697      (1)
Principal Balances Outstanding:
  Dealership Sales Portfolio                         7,068   34,226    19,881     9,588   2,492
  Third Party Dealer Portfolio                      51,213   13,805     1,620         -       -
  Portfolio Securitized with Servicing Retained     51,663        -         -         -       -
                                                  --------  --------  --------  --------  ------
    Total                                         $109,944  $48,031   $21,501   $ 9,588  $2,492
                                                  ========  ========  ========  ======== =======

DEALERSHIP OPERATING DATA (UNAUDITED):
Average Sales Price per Car                        $ 7,107   $ 6,478   $ 5,269  $ 4,159     n/a
Number of Used Cars Sold                             7,565     7,383     5,270    3,359     n/a
Company Dealerships                                      8         8         8        5       1
Units Sold per Dealership                              946       923       659      672     n/a
Number of Contracts Originated                       6,929     6,129     4,731    3,093     n/a
Principal Balances Originated (000 Omitted)        $48,996   $36,568   $23,589  $12,984     n/a
RETAINED PORTFOLIO:
Number of Contracts Outstanding                      1,045     8,049     5,515    2,929     803
Allowance as % of Outstanding Principal               23.0%     21.9%     30.4%    30.0%   29.4%
Average Principal Balance Outstanding              $ 6,764   $ 4,252   $ 3,605  $ 3,273 $ 3,105
Average Yield on Contracts                            29.2%     28.0%     28.2%    26.4%    n/a
DELINQUENCIES:
Principal Balances 31 to 60 Days                       2.3%      4.2%      5.1%    10.5%    n/a
Principal Balances over 60 Days                        0.6%      1.1%      1.3%    15.0%    n/a
THIRD PARTY OPERATING DATA (UNAUDITED):
Number of Contracts Purchased                        9,825     3,012     1,423        -      -
Principal Balances Purchased (000 Omitted)         $56,770   $16,455   $ 3,607  $     - $    -
Number of Branch Offices                                35         8         1        -      -
Number of Third Party Dealers                        1,400       118        20        -      -
Number of Contracts Outstanding                      8,430     2,733       726        -      -
RETAINED PORTFOLIO:
Allowance as % of Outstanding Principal               12.7%      7.2%      9.8%       -      -
Average Principal Balance Outstanding              $ 5,252   $ 5,051   $ 2,232  $     - $    -
Average Yield on Contracts                            25.8%     26.7%     30.9%       -      -
DELINQUENCIES:
Principal Balances 31 to 60 days                       3.1%      1.2%      6.0%       -      -
Principal Balances over 60 days                        1.1%      0.4%      2.6%       -      -
PER CONTRACT PURCHASED:
Average Discount                                   $   660   $   551   $   504  $     - $    -
Average Percent Discount                              11.4%     10.1%     12.5%       -      -
(1) n/a - not available

     ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENTS

     This report contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such for-ward looking statements are within the meaning of that term in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenues, income, or loss, estimates of capital expendi-tures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expres-sions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The following disclosures, as well as other statements in the Company's report, including those contained below in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 5. "Market for the Registrant's Common Equity Securities and Related Stockholders Matters," and in the Notes to the Company's Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

INTRODUCTION

     General.   The Company commenced its used car sales and finance operations with the acquisition of two Company Dealerships in 1992. During 1993, the Company acquired three additional Company Dealerships. In 1994, the Company constructed and opened four new Company Dealerships that were built specifically to meet the Company's new standards of appearance, reconditioning capabilities,
size,  and  location.   During  1994, the Company closed one Company Dealership
because the facility failed to satisfy these new standards and, at the end of 1995, closed its Gilbert, Arizona dealership (the "Gilbert Dealership"). In July, 1996, the Company opened a small dealership in Prescott, Arizona.

     For substantially all of 1995 the Gilbert Dealership was used by the Company to evaluate the sale of later model used cars. These cars had an average age of approximately three years, which is two to seven years newer than the cars typically sold at Company Dealerships, and cost more than twice that of typical Company Dealership cars. The Company determined that its standard financing program could not be implemented on these higher cost cars. Furthermore, operation of this dealership required additional corporate infrastructure to support its market niche, such as distinct advertising and marketing programs, which the Company was unable to leverage across its other operations. Accordingly, the Company terminated this program, and sold the land, dealership building, and other improvements to a third party for $1.7 million. Pursuant to this sale and the disposition of other assets, the Company recognized a loss of approximately $221,000. During fiscal year 1995, the Gilbert Dealership produced sales of $9.5 million (average of $8,946 per car sold) and gross profits (Sales of Used Cars less Cost of Used Cars Sold) of $2.2 million (average of $2,060 per car sold), and the Company incurred selling and marketing expenses of $627,000 (average of $593 per car sold). The results of operations discussed below have been adjusted as if the Gilbert Dealership had been terminated as of December 31, 1994, as management believes these pro forma results are more indicative of ongoing operations. Accordingly, 1995 amounts followed by "(pro forma)" have been adjusted to eliminate Gilbert Dealership operations.

     In 1994, the Company acquired Champion Financial Services, Inc., an independent automobile finance company, primarily for its management expertise and contract servicing software and systems. Champion had one office and a portfolio of approximately $1.9 million in sub-prime contracts averaging approximately $2,000 in principal amount. For the balance of 1994, the Company purchased an additional $1.7 million in contracts.

     In April 1995, the Company initiated an aggressive plan to expand the number of contracts purchased from its Third Party Dealer network. By the end of 1996 the Company had 35 branch offices in 12 states. This expansion enabled the Company to leverage its existing infrastructure and increase its contract portfolio much more quickly than it could through the expansion of its Company Dealerships. The Company is in the process of further expanding its Third Party Dealer operations and diversifying its earning asset base by implementing the Cygnet Dealer Program pursuant to which the Company will provide Third Party Dealers with operating credit lines secured by the dealers' retail installment contract portfolios.

     In 1996 the Company completed an initial public offering and a secondary offering in which it sold common stock for a total of $82.3 million.

     The following discussion and analysis provides information regarding the Company's consolidated financial position as of December 31, 1996, and 1995, and its results of operations for the years ended December 31, 1996, 1995 and 1994.

     Growth in Finance Receivables. As a result of the Company's rapid expansion, contract receivables serviced increased by 129.0% to $109.9 million at December 31, 1996 (including $51.7 million in contracts serviced under the Company's Securitization Program) from $48.0 million at December 31, 1995, which was an increase of 123.3% from $21.5 million at December 31, 1994.

     The following tables reflect the growth in contract originations by Company Dealerships and contract purchases from Third Party Dealers as well as the period end balances measured in terms of the principal amount and the number of contracts.

                                  TOTAL CONTRACTS ORIGINATED/PURCHASED
                                 (IN THOUSANDS, EXCEPT NUMBER OF CONTRACTS)
                                         YEARS ENDED DECEMBER 31,
                            -------------------------------------------------------------------
                                    1996                   1995                   1994
                            ---------------------  ---------------------  ---------------------
                            PRINCIPAL    NO. OF    PRINCIPAL    NO. OF    PRINCIPAL    NO. OF
                              AMOUNT    CONTRACTS    AMOUNT    CONTRACTS    AMOUNT    CONTRACTS
                            ----------  ---------  ----------  ---------  ---------   ---------
Company Dealerships         $   48,996      6,929  $   36,568      6,129  $   23,589      4,731
Third Party Dealers             56,770      9,825      16,455      3,012       3,607      1,423
                            ----------  ---------  ----------  ---------  ----------  ---------
  Total                     $  105,766     16,754  $   53,023      9,141  $   27,196      6,154
                            ==========  =========  ==========  =========  ==========  =========

                                                 TOTAL CONTRACTS OUTSTANDING
                                      (IN THOUSANDS, EXCEPT NUMBER OF CONTRACTS)
                                                 YEARS ENDED DECEMBER 31,
                            --------------------------------------------------------------------
                                     1996                     1995                   1994
                            -----------------------  ---------------------  --------------------
                             PRINCIPAL     NO. OF    PRINCIPAL    NO. OF    PRINCIPAL    NO. OF
                              AMOUNT     CONTRACTS     AMOUNT    CONTRACTS    AMOUNT    CONTRACTS
                            -----------  ----------  ---------   ---------  ----------  ---------
Company Dealerships         $   49,066       9,615   $   34,226      8,049  $   19,881      5,515
Third Party Dealers             60,878      12,942       13,805      2,733       1,620        726
                            -----------  ----------  ----------  ---------  ----------  ---------
Total Portfolio Serviced    $  109,944      22,557   $   48,031     10,782  $   21,501      6,241
                            -----------  ----------  ----------  ---------  ----------  ---------
Less Portfolio Securitized
  and Sold                     (51,663)    (10,612)           -          -           -          -
                            -----------  ----------  ----------  ---------  ----------  ---------
  Company Total             $   58,281      11,945   $   48,031     10,782  $   21,501      6,241
                            ===========  ==========  ==========  =========  ==========  =========

     The first table, reflecting Third Party Dealer purchases excludes $5.6 million in principal balances (2,095 contracts) acquired in a single bulk purchase in late December 1996 and also excludes $1.6 million in lease contracts acquired in October 1996 as part of a purchase of certain assets of a used car dealership in Las Vegas, Nevada. The second table, reflecting Third Party Dealer principal balances, includes $5.5 million in principal balances related to this bulk purchase and includes $1.4 million (375 contracts) in balances related to these leases. There were no material bulk purchases in 1995 or 1994.

RESULTS  OF  OPERATIONS

     The prices at which the Company sells its cars and the interest rates that it charges to finance these sales take into consideration that the Company's primary customers are high-risk borrowers, many of whom ultimately default. The Provision for Credit Losses reflects these factors and is treated by the Company as a cost of both the future interest income derived on the contract receivables originated at Company Dealerships as well as a cost of the sale of the cars themselves. Accordingly, unlike traditional car dealerships, the Company does not present gross profits in its Statements of Operations calculated as Sales of Used Cars less Cost of Used Cars Sold.

  YEARS  ENDED  DECEMBER  31,  1996,  1995  AND  1994

     Sales of Used Cars. Sales of Used Cars increased by 40.1% to $53.8 million for the year ended December 31, 1996 from $38.4 million (pro forma) for the year ended December 31, 1995 and by 38.1% for the year ended December 31, 1995 from $27.8 million for the year ended December 31, 1994. This growth reflects increases in the average unit sales price and the average number of units sold by each Company Dealership.

     The average sales price per car increased by 17.2% to $7,107 for the year ended December 31, 1996 from $6,065 (pro forma) for the year ended December 31, 1995 compared to 15.1% from $5,269 in 1994. This increase reflects management's decision to sell higher quality vehicles at its Company

Dealerships. Units sold per Company Dealership averaged 946, 904 (pro forma), and 659 for the years ended December 31, 1996, 1995, and 1994, respectively. The Company attributes the increase in units sold per Company Dealership to the success of the Company's business strategy, most notably its advertising and marketing programs.

     Cost of Used Cars Sold and Gross Margin. The Cost of Used Cars Sold increased by 44.4% to $29.9 million for the year ended December 31, 1996 from $20.7 million (pro forma) for the year ended December 31, 1995, which was an increase of 64.3% from $12.6 million for the year ended December 31, 1994. On a per unit basis, the Cost of Used Cars Sold increased by 20.8% to $3,951 for the year ended December 31, 1996 from $3,270 (pro forma) for the year ended December 31, 1995, which was an increase of 37.0% from $2,387 for the year ended December 31, 1994, largely due to management's determination to sell higher quality cars throughout its operations. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) increased by 35.0% to $23.9 million for the year ended December 31, 1996 from $17.7 million (pro forma) for the year ended December 31, 1995, which was an increase of 16.4% from $15.2 million for the year ended December 31, 1994. As a percentage of sales, the gross margin was 44.4%, 46.1% (pro forma), and 54.7% for the years ended December 31, 1996, 1995, and 1994, respectively. The Company attributes the decline in the gross margin percentage to management's strategy of increasing the quality and, therefore, the cost, of cars sold at Company Dealerships while maintaining a consistent dollar gross margin per unit sold. The decline in the gross margin percentage was offset by corresponding increases in the quality of finance contracts generated (resulting in a lower Provision for Credit Losses) and greater unit sales per Company Dealership. On a per unit basis, the gross margin per car sold was $3,156, $2,795(pro forma), and $2,882 for the years ended December 31, 1996, 1995, and 1994, respectively.

     Provision for Credit Losses. A high percentage of Company Dealership customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off the remaining principal balance due. As a result, the Company recognizes a Provision for Credit Losses in order to establish an Allowance for Credit Losses sufficient to absorb anticipated future losses. The Provision for Credit Losses increased by 25.6% to $9.8 million in 1996 over $7.8 million (pro forma) in 1995, which was a decrease of $300,000 or 3.7% from $8.1 million in 1994. This includes an increase of $153,000 in the Provision for Credit Losses in 1996 for third party receivables over 1995 when the Company recorded no Provision for Credit Losses for third party receivables. In 1994, the Company recorded Provision for Credit Losses totaling $116,000 for its third party loan portfolio. On a percentage basis, the Provision for Credit Losses per unit originated at Company Dealerships increased by 3.1% to $1,277 per unit in 1996 over $1,239 (pro forma) per unit in 1995, which was a decrease of 18.7% from 1994 when the average was $1,523 per unit. As a percentage of contract balances originated, the Provision for Credit Losses averaged 19.7%, 22.8% (pro forma), and 34.5% in 1996, 1995, and 1994, respectively. This decrease reflects the Company's strengthened underwriting requirements, the higher quality of the cars sold, and the Company's improved collection efforts.

     The Company charges its Provision for Credit Losses to current operations and does not recognize any portion of the unearned interest income as a component of its Allowance for Credit Losses. Accordingly, the Company's unearned finance income is comprised of the full annual percentage rate ("APR") on its contracts less amortization of loan origination costs.

     Interest Income. Interest Income consists primarily of interest on both finance receivables from Company Dealership sales and interest on Third Party Dealer finance receivables.

     Company Dealership Sales - Interest Income increased by 2.4% to $8.4 million for the year ended December 31, 1996 from $8.2 million for the year ended December 31, 1995, which increased by 74.5% compared to $4.7 million in the year ended December 31, 1994. Interest Income during the year ended December 31, 1996 was affected by the sale of $58.2 million in contract principal balances pursuant to the Securitization Program, and will continue to be affected in future periods by additional securitizations. A primary element of the Company's sales strategy is to provide financing to customers with poor credit histories who are unable to obtain automobile financing through traditional sources. The Company financed 91.1% of sales revenue and 91.6% of the used cars sold at Company Dealerships for the year ended December 31, 1996 compared to 89.7% (pro forma) of sales revenue and 91.2% (pro forma) of the used cars sold for the year ended December 31, 1995, and 85.0% of sales revenue and 89.8% of used cars sold in the year ended December 31, 1994. The average amount financed increased to $7,071 for the year ended December 31, 1996 from $5,966 for the year ended December 31, 1995 which had increased from $4,986 for the year ended December 31, 1994. The effective yield on Finance Receivables from Company Dealerships was 29.2%, 28.0%, and 28.2% for the years ended December 31, 1996, 1995, and 1994, respectively. The Company operated 8, 7 (pro forma), and 8 dealerships at December 31, 1996, 1995, and 1994, respectively.

     Third Party Dealers - Interest Income increased by 305.6% to $7.3 million for the year ended December 31, 1996 from $1.8 million in 1995, which was an increase of 153.5% from $710,000 in 1994. Interest Income during the year ended December 31, 1996 was effected by the sale of $10.0 million in contract principal balances pursuant to the Securitization Program, and will continue to be effected in future periods by additional securitizations. Interest income has increased in conjunction with the increases in Third Party Dealer contracts purchased and outstanding. As noted above, the Company began to significantly expand its Third Party Dealer branch office operations in April 1995. Further, subsequent to June 30, 1995, as a result of its migration to higher quality contracts and expansion into markets with interest rate limits, the Company's yield on its Third Party Dealer contract portfolio has trended downward. Portfolio yield was approximately 25.8%, 26.7%, and 30.9% for the years ended December 31, 1996, 1995, and 1994, respectively. The Company operated 35, 8 and 1 branch office(s) at December 31, 1996, 1995, and 1994, respectively.

     Gain on Sale of Loans. During the first quarter of 1996, the Company initiated a Securitization Program with SunAmerica under which the Company sells securities backed by contracts to SunAmerica. The Company retains a residual in the contracts sold and records a gain on the sale. The amount of the gain on sale reflects the difference between the yield earned on the contract portfolio securitized and the return on the securities sold. The amount of any gain on sale is based upon certain estimates, which may not subsequently be realized. To the extent that actual cash flows on a securitization are materially below estimates, the Company would be required to revalue the residual portion of the securitization which it retains, and record a charge to earnings based upon the reduction.

     Through December 31, 1996, the Company had securitized an aggregate of $68.2 million in contracts, issuing $53.5 million in securities to SunAmerica. Pursuant to these transactions, the Company reduced its Allowance for Credit Losses by $10.0 million during 1996 and retained a residual in the contracts sold of $9.9 million at December 31, 1996. The Company also recorded Gain on Sale of Loans during 1996 of $4.4 million, net of expenses.

     The Company's net earnings may fluctuate from quarter to quarter in the future as a result of the timing and size of its securitizations.

     Servicing Income. The Company services the $51.7 million in contracts sold in the securitization for monthly fees ranging from .33% to .42% of beginning of period principal balances (4% to 5% annualized). Servicing Income for the year ended December 31, 1996 totaled $921,000.

     Other Income. Other Income consists primarily of franchise fees from the Company's rent-a-car franchisees and insurance premiums earned on force placed insurance policies. This income increased by 111.0% to $650,000 for the year ended December 31, 1996 from $308,000 for the year ended December 31, 1995, which was a decrease of 44.6% from the $556,000 in 1994. The Company no longer actively engages in the rent-a-car franchise business.

     Income before Operating Expenses. As a result of the Company's continued expansion, Income before Operating Expenses grew by 77.7% to $35.9 million for the year ended December 31, 1996 from $20.2 million (pro forma) for the year ended December 31, 1995, which was an increase of 54.2% from $13.1 million in 1994. Interest Income on the loan portfolios and Gain on Sale of Loans were the primary contributors to the increase. The increase also reflects the growth of Sales of Used Cars.

     Operating Expenses. Operating Expenses consist of Selling and Marketing Expenses, General and Administrative Expenses, and Depreciation and Amortization. The allocation of these expenses to each of the Company's business segments (Company Dealerships, Company Dealership Receivables, Third Party Dealers, and Corporate and Other) is shown at Note 20 to the Consolidated Financial Statements.

     Selling and Marketing Expenses. For the years ended December 31, 1996, 1995, and 1994, Selling and Marketing Expenses were comprised almost entirely of advertising costs and commissions relating to Company Dealership operations. Selling and Marketing Expenses increased by 12.5% to $3.6 million for the year ended December 31, 1996 from $3.2 million (pro forma) for the year ended December 31, 1995, which was an increase of 33.3% from $2.4 million in 1994. As a percentage of Sales of Used Cars, these expenses averaged 6.7%, 8.3% (pro forma), and 8.6% for the years ended December 31, 1996, 1995, and 1994, respectively. On a per unit sold basis, Selling and Marketing Expenses of Company Dealerships decreased by 7.1% to $474 per unit for the year ended December 31, 1996 from $510 (pro forma) per unit for the year ended December 31, 1995, which was an increase of 18.9% from $429 per unit in 1994.

     General and Administrative Expenses. General and Administrative Expenses increased by 45.5% to $19.5 million for the year ended December 31, 1996 from $13.4 million (pro forma) for the year ended December 31, 1995, which was an increase of 47.3% from $9.1 million in 1994. These expenses represented 25.8%, 27.5%, and 27.0% of total revenues for the years ended December 31, 1996, 1995, and 1994, respectively. For the year ended December 31, 1996, 42.5% of General and Administrative Expenses were attributable to Company Dealership sales, 15.6% to the Company Dealership Receivables' financing activities, 20.2% to Third Party Dealer activities and 21.7% to Corporate overhead. For the year ended December 31, 1995, 55.8% of General and Administrative Expenses were attributable to Company Dealership sales, 18.2% to the Company Dealership Receivables' financing activities, 7.9% to Third Party Dealer activities and 18.1% to Corporate overhead. The increase in General and Administrative

Expenses is a direct result of the Company's significant expansion of its Third Party Dealer financing operations as well as continued expansion of infrastructure to administer growth.

     Depreciation and Amortization. Depreciation and Amortization consists of depreciation and amortization on the Company's property and equipment and amortization of the Company's trademarks. Depreciation and amortization increased by 23.1% to $1.6 million for the year ended December 31, 1996 from $1.3 million for the year ended December 31, 1995, which was an increase of 62.5% from $777,000 in 1994 . The increase was due primarily to the construction of Company servicing facilities, which opened in June 1995, and the purchase of associated equipment. For the year ended December 31, 1996, 20.2% of these expenses were attributable to Company Dealership sales, 48.7% to the Company Dealership receivables' financing activities, 12.4% to Third Party Dealer activities and 18.7% to Corporate overhead. For the year ended December 31, 1995, 21.2% of these expenses were attributable to Company Dealership sales, 36.5% to the Company Dealership receivables' financing activities, 6.8% to Third Party Dealer activities and 35.5% to Corporate overhead. Amortization of Covenants was $296,000 and $296,000 for the years ended December 31, 1995, and 1994 respectively. As of December 31, 1995, all existing covenants had been fully amortized.

     Interest Expense. Interest expense decreased by 11.7% to $5.3 million in 1996 from $6.0 million in 1995, which was an increase of 100.0% from $3.0 million in 1994. The decrease in 1996, despite significant growth in Company assets, is the direct result of the two public offerings that were completed in 1996 which generated $79.4 million in cash, and the Company's Securitization Program which generated $39.0 million in cash from the sale of Finance Receiv-ables which the Company utilized to pay down debt. Further, concurrent with the Company's initial public offering on June 21, 1996, the Company restructured its Subordinated Notes Payable reducing the borrowing rate on that debt from 18% to 10% per annum.

     Income Taxes. Income tax expense totaled $100,000 in 1996, up from zero in 1995. In 1994, the Company realized a tax benefit of $334,000. In 1996, the Company utilized all of the Valuation Allowance that existed against its deferred income tax assets as of December 31, 1995. Therefore, the Company anticipates incurring income tax expense in the future at the statutory income tax rates.

ALLOWANCE  FOR  CREDIT  LOSSES

     The Company has established an Allowance for Credit Losses ("Allowance") to cover anticipated credit losses on the contracts currently in its portfolio. The Allowance has been established through the Provision for Credit Losses on contracts originated at Company Dealerships, and through nonrefundable acquisition discounts and Provision for Credit Losses on contracts purchased from Third Party Dealers. The Allowance on contracts originated at Company Dealerships increased to 23.0% of outstanding principal balances as of December 31, 1996 compared to 21.9% as of December 31, 1995. The Allowance as a percentage of Third Party Dealer contracts increased to 12.7% from 7.2% over the same period. However, the Allowance as a percentage of the Company's combined contract portfolio decreased to 13.9% at December 31, 1996 from 17.7% at December 31, 1995 reflecting the fact that a greater portion of the Company's overall contract portfolio, represented by contracts purchased from Third Party Dealers, for which a lower level of Allowance is required.

     The following table reflects activity in the Allowance, as well as information regarding charge off activity, for the years ended December 31, 1996 and 1995, in thousands.

                                                                 YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                        COMPANY DEALERSHIPS  THIRD PARTY DEALERS
                                                        -------------------  -------------------
                                                          1996      1995         1996      1995
                                                        -------   -------      -------   -------
Allowance Activity:
Balance, Beginning of Period                            $ 7,500   $ 6,050      $ 1,000   $   159
Provision for Credit Losses                               9,658     8,359          153         -
Discount Acquired                                             -         -        8,963     1,660
Reduction Attributable to Loans Sold                     (9,331)        -         (650)        -
Net Charge Offs                                          (6,202)   (6,909)      (2,966)     (819)
                                                        -------   -------       ------   -------
Balance, End of Period                                  $ 1,625   $ 7,500      $ 6,500   $ 1,000
                                                        =======   =======      =======   ==-====
Allowance as Percent of Period Ended Principal Balance     23.0%     21.9%        12.7%      7.2%
                                                        =======   =======      =======   =======
Charge off Activity:
Principal Balances:
  Collateral Recovered                                  $ 6,256   $ 6,686      $ 3,618   $   806
  Collateral Not Recovered                                1,859     2,478          717       220
                                                        -------   -------      -------   -------
  Total Principal Balances                                8,115     9,164        4,335   $ 1,026
  Accrued Interest                                          487       653          123        59
  Recoveries, Net                                        (2,400)   (2,908)      (1,492)     (266)
                                                        -------   -------       ------   -------
Net Charge Offs                                         $ 6,202   $ 6,909      $ 2,966   $   819
                                                        =======   =======      =======   =======
Net Charge Offs as % of Average Principal Outstanding      23.0%     24.0%        10.7%    11.9%
                                                        =======   =======      =======   =======

     The Company's policy is to charge off contracts when they are deemed uncollectible, but in any event at such time as a contract is delinquent for 90 days.

     Net Charge Offs - Company Dealerships. Net Charge Offs for contracts originated at Company dealerships in 1996 were 23.0% of the average principal balance outstanding compared to 24.0% in 1995. As discussed above, beginning in 1995 and continuing in 1996 the Company has migrated to selling higher quality cars at its dealerships. Accordingly, repossessions have less frequently met Company standards for resale and, therefore, have been sold primarily at wholesale auction.

     Recoveries averaged 29.6% of principal balances charged off in 1996 compared to 31.7% in 1995, primarily reflecting reductions in the percentage of repossessed cars sold at Company Dealerships of 11.0% in 1996 compared to 33.6% in 1995.

     The Company's net charge offs on contracts generated through Company Dealerships are favorably affected by a reduction in sales tax liability as a result of loan defaults.

     Net Charge Offs - Third Party Dealers. Net Charge Offs for contracts purchased from Third Party Dealers in 1996 were 10.7% of the average principal balance outstanding compared to 11.9% in 1995. Prior to April 1995, the Company purchased from Third Party Dealers, at discounts of approximately 15.0% to 25.0%, contracts with average principal balances of approximately $4,000 bearing a typical APR of 29.9%. In April 1995 the Company significantly revised and expanded its Third Party Dealer program. Under the current program, which is aimed at more creditworthy borrowers, it purchases from Third Party Dealers, at discounts averaging approximately 11.0%, contracts with average principal balances of approximately $5,800 bearing an average APR of 24.5%.

     Recoveries averaged 34.4% of principal balances charged off on contracts purchased from Third Party Dealers in 1996 compared to 25.9% for the year ended December 31, 1995. The increase is due to both an increase in the percent of charged off collateral actually recovered to 83.5% in 1996 from 78.6% in 1995 and an increase in the percent realized from the resale of recovered collateral to 41.2% in 1996 from 33.0% in 1995.

The Company's Net Charge Offs on its Third Party Dealer contract portfolio are significantly lower than those incurred on its Company Dealership contract portfolio. This is attributable to the relationship of the average amount financed to the underlying collateral's wholesale value and to a lesser degree the generally more creditworthy customers served by Third Party Dealers. In its Third Party Dealer portfolio, the Company generally limits the amount financed to not more than 120.0% of the wholesale value of the underlying car, although the Company will make exceptions on a case-by-case basis. For 1996, the amount financed to wholesale book on the Third Party Dealer portfolio averaged 116.0%, as compared to 191.9% for the Company Dealership portfolio (112.3% of Kelly Blue Book retail value). For 1995, the amount financed to wholesale book on the Third Party Dealer portfolio averaged 117.0%, as compared to 184.0% for the Company Dealership portfolio (105.0% of Kelly Blue Book retail value). See Item 1. "Business - Comparison of Contracts Originated at Company Dealerships and Third Party Dealers."

     Net Charge Off percentage trends for the respective portfolios are considered by management in determining the adequacy of the Allowance as a percentage of contract principal balances outstanding.

     Static Pool Analysis. To monitor contract performance, beginning in June 1995, the Company implemented "static pool" analysis for all contracts originated since January 1, 1993. Static pool analysis is a monitoring methodology by which each month's originations and subsequent charge offs are assigned a unique pool and the pool performance is monitored separately. Improving or deteriorating performance is measured based on cumulative gross and net charge offs as a percentage of original principal balances, based on the number of complete payments made by the customer before charge off. The tables herein set forth the cumulative net charge offs as a percentage of original contract cumulative balances, based on the quarter of origination and segmented by the number of payments made prior to charge off. For periods denoted by "x", the pools have not seasoned sufficiently to allow for computation of cumulative losses. For periods denoted by "-", the pools have not yet attained the indicated cumulative age. While the Company monitors its static pools on a monthly basis, for presentation purposes the information in the tables are presented on a quarterly basis.

CONTRACTS  ORIGINATED  AT  COMPANY  DEALERSHIPS

     The following table sets forth the cumulative net charge offs as a percentage of original contract cumulative balances, based on the quarter of origination and segmented by the number of monthly payments made prior to charge off.

         POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S ORIGINAL
                          AGGREGATE PRINCIPAL BALANCE

MONTHLY PAYMENTS COMPLETED BY CUSTOMER  BEFORE CHARGE OFF
---------------------------------------------------------
              0      3      6     12     18     24
             ----  -----  ----- -----  -----  -----
1993:
1st Quarter  6.6%  18.3%  26.6%  33.2%  35.1%  35.3%
2nd Quarter  7.7%  18.4%  26.2%  30.6%  32.1%  32.3%
3rd Quarter  8.5%  19.9%  25.2%  30.4%  31.5%  31.7%
4th Quarter  7.1%  16.9%  23.4%  27.7%  28.9%  29.5%

1994:
1st Quarter  3.5%  10.8%  14.3%  17.7%  19.3%  21.4%
2nd Quarter  3.7%  11.3%  15.3%  19.7%  21.7%  22.8%
3rd Quarter  3.5%   8.5%  12.9%  17.0%  19.4%  20.0%
4th Quarter  2.9%   9.1%  13.3%  18.0%  20.1%     x

1995:
1st Quarter  1.6%   8.3%  13.8%  18.2%  20.6%     -
2nd Quarter  2.5%   7.9%  12.7%  17.2%     x      -
3rd Quarter  1.9%   6.5%  11.3%  18.3%     -      -
4th Quarter  1.1%   5.8%  11.0%     x      -      -

1996:
1st Quarter  1.4%   7.6%  13.3%     -      -      -
2nd Quarter  2.2%   9.3%     x      -      -      -
3rd Quarter  1.5%     -      -      -      -      -

     Analysis of portfolio delinquencies is also considered in evaluating the adequacy of the Allowance. Principal balances 31 to 60 days delinquent as a percentage of total outstanding contract principal balances totaled 2.3% and 4.2% as of December 31, 1996 and 1995, respectively. Principal balances 61 to 90 days delinquent as a percentage of total outstanding contract principal balances totaled 0.6% and 1.1% as of December 31, 1996 and 1995, respectively. In accordance with the Company's charge off policy, there are no accounts more than 90 days delinquent as of December 31, 1996 and 1995.

CONTRACTS  PURCHASED  FROM  THIRD  PARTY  DEALERS

     Non-refundable acquisition discount ("Discount") acquired totaled $9.0 million and $1.7 million for the years ended December 31, 1996 and 1995, respectively. The Discount, attributable to Third Party Dealer branch purchases, averaged 11.4% as a percentage of principal balances purchased in 1996, compared to 10.1% in 1995. Beginning in 1996, the Company expanded into markets with interest rate limits. While contractual interest rates on these contracts are limited by law, the Company has been able to purchase these contracts at a reasonably consistent effective yield and therefore Discounts have trended upward. To date, the Company has credited the Allowance for Credit Losses all Discount acquired with the purchase of contracts from Third Party Dealers.


     The following table sets forth the cumulative net charge offs as a per-centage of original contract cumulative balances, based on the quarter of origination and segmented by the number of monthly payments made prior to charge off.

         POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S ORIGINAL
                          AGGREGATE PRINCIPAL BALANCE

MONTHLY PAYMENTS COMPLETED BY CUSTOMER  BEFORE CHARGE OFF
---------------------------------------------------------
              0     3     6     12    18   24
             ----  ----  ----  ----  ---- ----
1995:
2nd Quarter  0.9%  4.1%  5.7%  7.8%   x   -
3rd Quarter  1.4%  4.0%  5.2%  7.0%   -   -
4th Quarter  1.0%  4.4%  6.8%    x    -   -

1996:
1st Quarter  0.8%  3.7%  6.9%    -    -   -
2nd Quarter  1.6%  6.3%    x     -    -   -
3rd Quarter  1.4%    -     -     -    -   -

     Beginning April 1, 1995, the Company initiated a new purchasing program for Third Party Dealer contracts which included a rapid migration to higher quality contracts. As of March 31, 1995, the Third Party Dealer portfolio originated under the prior program had a principal balance of $2.0 million and has a remaining balance of $133,000 as of December 31, 1996. Static pool results under the prior program are not a material consideration for management evaluation of the current Third Party Dealer portfolio and contract performance under this prior program has been excluded from the table above.

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

     Analysis of portfolio delinquencies is also considered in evaluating the adequacy of the Allowance. Principal balances 31 to 60 days delinquent as a percentage of total outstanding contract principal balances totaled 3.1% and 1.2% as of December 31, 1996 and 1995, respectively. Principal balances 61 to 90 days delinquent as a percentage of total outstanding contract principal balances totaled 1.1% and 0.4% as of December 31, 1996 and 1995, respectively. In accordance with the Company's charge off policy, there are no Third Party Dealer contracts more than 90 days delinquent as of December 31, 1996 and 1995.

     At December 31, 1995 the average number of days a customer was delinquent when repossession took place was under 30 days for both contracts originated at Company Dealerships and those purchased from Third Party Dealers. In 1996, the Company elected to extend the time period before repossession is ordered with respect to those customers who exhibit a willingness and capacity to bring their contracts current. As a result of this revised repossession policy, delinquencies increased slightly, as expected.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company requires capital to support increases in its contract portfolio, expansion of Company Dealerships and Branch Offices, the purchase of inventories, the purchase of property and equipment, and for working capital and general corporate purposes. The Company funds its capital requirements through equity offerings, operating cash flow, the sale of finance receivables, and supplemental borrowings.

The Company's Net Cash Provided by Operating Activities increased by 122.2% from $6.3 million for 1995 to $14.0 in 1996, compared to an increase of 85.3% from $3.4 million in 1994. The increase was primarily due to increases in Net Earnings, and the Provision for Credit Losses, net of increases in Other Assets, and the Gain on Sale of Finance Receivables. The increase in 1995 over 1994 was primarily a result of a smaller increase in Inventory of $1.5 million, and an increase in Accounts Payable, Accrued Expenses and Other Liabilities of $2.0 million.

     Net Cash Used in Investing Activities increased by 1.6% from $36.4 million in the year ended December 31, 1995 to $37.0 million in the year ended December 31, 1996. The $39.0 million increase provided by the sale of Finance Receivables and the $29.4 million increase provided by collections on Finance Receivables were offset by the $60.8 million increase in cash used in the increase in Finance Receivables, $3.5 million used for the increase in Investments Held in Trust, and $2.9 million increase used for the purchases of Property and Equipment. Cash used in investing activities increased from 1994 to 1995 by $15.8 million or 76.7% primarily as a result of an increase in Finance Receivables of $25.8 million net of increased collections of $7.6 million.

     The Company's Net Cash Provided by Financing Activities increased by 28.1% from $31.3 million in the year ended December 31, 1995 to $40.1 million in the year ended December 31, 1996. This increase was the result of the $79.4 million in proceeds from the Company's public offerings of common stock, net of the $28.6 million of repayment of Notes Payable and the redemption of $10.0 million of Preferred Stock. The Company's Net Cash Provided by Financing Activities increased by 80.9% or $14.0 million from 1994 to 1995 due primarily to a net increase in Notes Payable of $12.3 million.

     Revolving Facility. The Company maintains a Revolving Facility with GE Capital that has a maximum commitment of up to $50.0 million. Under the Revolving Facility, the Company may borrow up to 65.0% of the principal balance of eligible Company Dealership contracts and up to 90.0% of the principal balance of eligible Third Party Dealer contracts. The Revolving Facility expires in September 1997, at which time the Company has the option to renew the Revolving Facility for one additional year. The facility is secured by substantially all of the Company's assets. As of December 31, 1996, the Company's borrowing capacity under the Revolving Facility was $50.0 million, the aggregate principal amount outstanding under the Revolving
Facility was $4.6 million, and the amount available to be borrowed under the facility was $45.4 million. The Revolving Facility bears interest at the 30-day LIBOR plus 3.60%, payable daily (total rate of 9.0% as of December 31, 1996).

     The Revolving Facility contains covenants that, among other things, limit the Company's ability to, without GE Capital's consent: (i) incur additional indebtedness; (ii) engage in securitization transactions; (iii) merge with, consolidate with, acquire, or otherwise combine with any other person or entity, transfer any division or segment of its operations to another person or entity, or form new subsidiaries; (iv) make changes in its capital structure; (v) pay dividends or make certain other distributions; (vi) make certain investments and capital expenditures; and (vii) engage in certain transactions with affiliates. These covenants also require the Company to maintain specified financial ratios and comply with all laws relating to the Company's business. The Revolving Facility also provides that a transfer of ownership of the Company that results in less than 15.0% of the Company's voting stock being owned by Mr. Ernest C. Garcia, II, will result in an event of default under the Revolving Facility.

     Subordinated  Indebtedness  and  Preferred  Stock.    The  Company  has
historically borrowed substantial amounts from Verde Investments Inc. ("Verde"), an affiliate of the Company. The Subordinated Notes Payable balances outstanding to Verde totaled $14.6 million as of December 31, 1995 ($24.6 million prior to the conversion of $10.0 million to Preferred Stock as discussed below), and $14.0 million as of December 31, 1996. Prior to June 21, 1996, these borrowings accrued interest at an annual rate of 18.0%. Effective June 21, 1996 the annual interest rate on these borrowings was reduced to 10.0%. The Company is required to make monthly payments of interest and annual payments of principal in the amount of $2.0 million. This debt is junior to all of the Company's other indebtedness and the Company may suspend interest and principal payments in the event it is in default on obligations to any other creditors.

     On December 31, 1995, Verde converted $10.0 million of subordinated debt to Preferred Stock of the Company. Prior to June 21, 1996, the Preferred Stock accrued a dividend of 12.0% annually, increasing one percent per year up to a maximum of 18.0%. Effective June 21, 1996, the dividend on the Preferred Stock was decreased from 12.0% to 10.0%. During 1996, the Company paid a total of $916,000 in dividends to Verde on the Preferred Stock, which was redeemed in November 1996.

     Convertible Note. In August 1995, the Company entered into a note purchase agreement with SunAmerica pursuant to which SunAmerica purchased a $3.0 million convertible subordinated note. The convertible note, which was due June 30, 1998, bore interest at a rate of 12.5%, payable quarterly, and was secured by a pledge of the Common Stock of the Company held by the Company's Chairman, Chief Executive Officer and principal stockholder. Effective June 21, 1996, SunAmerica converted the note into Common Stock (444,444 shares at the initial public offering price of $6.75 per share). In return for the conversion, the Company granted SunAmerica a ten-year warrant to purchase 116,000 shares of Common Stock at the initial public offering price per share and paid fees to SunAmerica totaling $150,000.

     Securitizations.    SunAmerica  and  the  Company  have  entered into the
Securitization Program under which SunAmerica may purchase up to $175.0 million of certificates secured by contracts. The Securitization Program provides the Company with a source of funding in addition to the Revolving Facility. At the closing of each securitization, the Company receives payment from SunAmerica for the certificates sold (net of Investments Held in Trust). The Company also generates cash flow under this program from ongoing servicing fees and excess cash flow distributions resulting from the difference between the payments received from customers on the contracts and the payments paid to SunAmerica. In addition, securitization allows the Company to fix its borrowing cost for a given contract portfolio, broadens the Company's capital source alternatives, and provides a higher advance rate than that available under the Revolving Facility.

   Capital Expenditures and Commitments. The Company is pursuing an aggressive growth strategy. In the fourth quarter of 1996, the Company acquired the lease-hold rights to an existing dealership in Las Vegas, Nevada, and has four other dealerships (one in Phoenix, Arizona, two in Albuquerque, New Mexico, and one in Tampa, Florida) and a reconditioning facility (in Albuquerque, New Mexico)
currently  under  development.   In  addition, the Company opened thirteen new
Branch Offices during the fourth quarter of 1996, and has substantially completed expansion of its contract servicing and collection facility.

    In January 1997, the Company acquired selected operating assets of a group of companies engaged in the business of selling and financing used vehicles, including four dealerships located in the Tampa Bay/St. Petersburg market. See Item 1. "Business - Recent Acquisitions."

     On  March  5,  1997,  the  Company  entered into an agreement to purchase substantially all of the assets of a company engaged in the business of selling and financing used motor vehicles, including seven dealerships in San Antonio and a contract portfolio of approximately $27 million. The unaudited book value of the assets to be acquired was approximately $40 million as of December 31, 1996. The purchase, which is scheduled to close on or about April 1, 1997, is subject to various conditions, including regulatory approval. No assurance can be given that such conditions will be satisfied or that the purchase will be completed. In addition to the facilities currently under development, the Company intends to open 15 or more new Branch Offices and three or more Company Dealerships through the end of 1997. The Company believes that it will expend approximately $50,000 to establish each new Branch Office. New Company Dealerships cost approximately $1.5 to $1.7 million to construct (excluding inventory). The Company intends to finance these expenditures through equity offerings, operating cash flows and supplemental borrowings, including amounts available under the Revolving Facility and Securitization Program.

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

INFLATION

     Increases in inflation generally result in higher interest rates. Higher interest rates on the Company's borrowings would decrease the profitability of the Company's existing portfolio. The Company will seek to limit this risk through its Securitization Program and, to the extent market conditions permit, for contracts originated at Company Dealerships, either by increasing the interest rate charged, or the profit margin on, the cars sold, or for contracts acquired from Third Party Dealers, either by acquiring contracts at a higher discount or with a higher APR. To date, inflation has not had a significant impact on the Company's operations.

ACCOUNTING  MATTERS

     Statement  of  Financial  Accounting  Standards  No. 125, "Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125), which the Company will adopt for its fiscal year beginning January 1, 1997, establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Management has not determined the impact that adoption of SFAS
No.  125  will  have  on  the  Company.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS  AND  FINANCIAL  CONDITION

     The Company's future operating results and financial condition are dependent upon, among other things, the Company's ability to implement its business strategy. The Company began operations in 1992 and incurred significant losses in 1994 and 1995. In 1996, however, the Company achieved profitability with net earnings of approximately $5.9 million (including $4.4 million of gains recognized from the sale of contract receivables pursuant to the Securitization Program) on total revenues of $75.6 million. There can be no assurance that the Company will remain profitable. Potential risks and uncertainties that could affect the Company's profitability are set forth below.

     Dependence on Securitizations. In recent periods, a significant portion of the Company's net earnings have been attributable to gains on sales of contract receivables under its Securitization Program, which the Company expects to continue for the foreseeable future. Consequently, the Company's net earnings may fluctuate from quarter to quarter as a result of the timing and size of its securitizations. The Company's ability to successfully complete securitizations in the future may be affected by several factors, including the condition of securities markets generally, conditions in the asset-backed securities markets specifically, and the credit quality of the Company's portfolio. The amount of any gain on sale is based upon certain estimates, which may not subsequently be realized. To the extent that actual cash flows on a securitization are materially below estimates, the Company would be required to revalue the residual portion of the securitization which it retains, and record a charge to earnings based upon the reduction. In addition, the Company records ongoing income based upon the cash flows on its residual portion. The income recorded on the residual portion will vary from quarter to quarter based upon cash flows received in a given period.

     Poor Creditworthiness of Borrowers; High Risk of Credit Losses. Substan-tially all of the contracts that the Company services are with Sub-Prime
Borrowers. Due to their poor credit histories, Sub-Prime Borrowers are generally unable to obtain credit from traditional financial institutions, such as banks, savings and loans, credit unions, or captive finance companies owned by automobile manufacturers. The Company typically charges fixed interest rates ranging from 21.0% to 29.9% on contracts originated at Company Dealerships, while rates range from 17.6% to 29.9% on the Third Party Dealer contracts it purchases. In addition, the Company has established an Allowance for Credit Losses, which approximated 13.9% and 17.7% of contract principal balances for 1996 and 1995, respectively, to cover anticipated credit losses on the contracts currently in its portfolio. At December 31, 1996 and 1995, the principal balance of delinquent contracts as a percentage of total outstanding contract principal balances was 3.7% and 4.2%, respectively. The Company's net charge offs as a percentage of average principal outstanding for the years ended December 31, 1996 and 1995 were 16.7% and 21.7%, respectively. The Company believes its current Allowance for Credit Losses is adequate to absorb anticipated credit losses. However, no assurance can be given that the

Company has adequately provided for, or will adequately provide for, such credit risks or that credit losses in excess of its Allowance for Credit Losses will not occur in the future. A significant variation in the timing of or increase in credit losses on the Company's portfolio would have a material adverse effect on the Company's profitability. See - Allowance for Credit Losses" and Item 1. "Business - Monitoring and Collections."

     Risks Associated with Growth Strategy and New Product Offerings. The Company's business strategy calls for aggressive growth in its sales and financing activities through the development and acquisition of new Company Dealerships and Branch Offices and the expansion of its existing operations to include additional financing and insurance services. The Company's ability to remain profitable as it pursues this business strategy will depend upon its ability to: (i) expand its revenue generating operations while not proportionately increasing its administrative overhead; (ii) originate and purchase contracts with an acceptable level of credit risk; (iii) effectively collect payments due on the contracts in its portfolio; (iv) locate sufficient financing, with acceptable terms, to fund the expansion of used car sales and the origination and purchase of additional contracts; and (v) adapt to the increasingly competitive market in which it operates. Outside factors, such as the economic, regulatory, and judicial environments in which it operates, will also have an effect on the Company's business. The Company's inability to achieve or maintain any or all of these goals could have a material adverse effect on the Company's operations, profitability, and growth. See Item 1. "Business - Business Strategy."

    The Company has initiated its Cygnet Dealer Program, pursuant to which the Company intends to provide qualified Third Party Dealers with operating lines of credit secured by such dealers' retail installment contract portfolios. While the Company will require Third Party Dealers to meet certain minimum net worth and operating history criteria to be considered for inclusion in the Cygnet Dealer Program, the Company will, nevertheless, be extending credit to dealers who are not otherwise able to obtain debt financing from traditional lending institutions such as banks, credit unions, and major finance companies. Consequently, as with its other financing activities, the Company will be subject to a high risk of credit losses that could have a material adverse effect on the Company's financial condition and results of operations and on the Company's ability to meet its own financing obligations. Further, there can be no assurance that the Company will be able to obtain the financing necessary to fully implement the Cygnet Dealer Program. In addition, there can be no assurance that the Company will be successful in its efforts to expand its insurance services. See Item 1. "Business - Third Party Dealer Operations - Collateralized Dealer Financing" and Item 1. "Business - Third Party Dealer Operations - Insurance Services."

     No Assurance of Successful Acquisitions. The Company intends to consider acquisitions of and alliances with other companies that could complement the Company's existing business. There can be no assurance that suitable acquisi-tion or joint venture candidates can be identified, or that if identified, any such transactions will be consummated. Furthermore, there can be no assurance that the Company will be able to integrate successfully such acquired companies into its existing operations, which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations. Moreover, any acquisition by the Company may result in potentially dilutive issuances of equity securities, the incurrence of addi-tional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Acqui-sitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the poten-tial loss of key employees of the acquired company, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations. See Item 1. "Business - Recent Acquisitions."

     Highly Competitive Industry. Although the used car sales industry has historically been highly fragmented, it has attracted significant attention recently from a number of large companies, including AutoNation, U.S.A. and Driver's Mart, which have entered the used car sales business or announced plans to develop large used car sales operations. Many franchised new car dealerships have also increased their focus on the used car market. The
Company believes that these companies are attracted by the relatively high gross margins that can be achieved in this market and the industry's lack of consolidation. Many of these companies and franchised dealers have signifi-cantly greater financial, marketing, and other resources than the Company. Among other things, increased competition could result in increased wholesale costs for used cars, decreased retail sales prices, and lower margins.

     Like the sale of used cars, the business of purchasing and servicing contracts originated from the sale of used cars to Sub-Prime Borrowers is highly fragmented and very competitive. In recent years, several consumer finance companies have completed public offerings in order to raise the capital necessary to fund expansion and support increased purchases of contracts. These companies have increased the competition for the purchase of contracts, in many cases purchasing contracts at prices that the Company believes are not commensurate with the associated risk. There are numerous financial services companies serving, or capable of serving, this market, including traditional financial institutions such as banks, savings and loans, credit unions, and captive finance companies owned by automobile manufacturers, and other non-traditional consumer finance companies, many of which have sig-nificantly greater financial and other resources than the Company. Increased competition may cause downward pressure on the interest rates the Company Dealerships charges on contracts originated by its Company or cause the Company to reduce or eliminate the nonrefundable acquisition discount on the contracts it purchases from Third Party Dealers, which could have a material adverse effect on the Company's profitability. See Item 1. "Business - Competition."

     The Company believes that recent demographic, economic, and industry trends favor growth in the used car sales and Sub-Prime Borrower financing markets. To the extent such trends do not continue, however, the Company's profitability may be materially and adversely affected. See Item 1. "Business
-  Overview  of  Used  Car  Sales  and  Finance  Industry."

General Economic Conditions. The Company's business is directly related to sales of used cars, which are affected by employment rates, prevailing interest rates, and other general economic conditions. While the Company believes that current economic conditions favor continued growth in the markets it serves and those in which it seeks to expand, a future economic slowdown or recession could lead to decreased sales of used cars and increased delinquencies, repossessions, and credit losses that could hinder the Company's business. Because of the Company's focus on the sub-prime segment of the automobile financing industry, its actual rate of delinquencies, repossessions, and credit losses could be higher under adverse conditions than those experienced in the used car sales and finance industry in general. See
Item 1. "Business - Company Dealership Operations" and Item 1. "Business - Third Party Dealer Operations."

     Industry Considerations. In recent periods, several major used car finance companies have announced major downward adjustments to their financial statements, violations of loan covenants, related litigation and other events. In addition, one of these companies has filed for bankruptcy protection. These announcements have had and may continue to have a disruptive effect on the market for securities of sub-prime automobile finance companies, are expected to result in a tightening of credit to the sub-prime markets and could lead to enhanced regulatory oversight. Furthermore, companies in the used car financing market have been subject to an increasing number of lawsuits brought by customers alleging violations of various federal and state consumer credit and similar laws and regulations. Although the Company is not currently subject to any such lawsuits, no assurance can be given that such claims will not be asserted against the Company in the future or that the Company's operations will not be subject to enhanced regulatory oversight. See "- Regulation, Supervision & Licensing."

     Need to Establish and Maintain Relationships with Third Party Dealers. The Company enters into nonexclusive agreements with Third Party Dealers, which may be terminated by either party at any time, pursuant to which the Company purchases contracts originated by such dealers that meet the Company's established terms and conditions. Pursuant to the Cygnet Dealer Program, the Company will also enter into financing agreements with qualified Third Party Dealers. The Company's Third Party Dealer financing activities depend in large part upon its ability to establish and maintain relationships with such dealers. While the Company believes that it has been successful in developing and maintaining relationships with Third Party Dealers in the markets that it currently serves, there can be no assurance that the Company will be successful in maintaining or increasing its existing Third Party Dealer base, that such dealers will continue to generate a volume of contracts comparable to the volume of contracts historically generated by such dealers, or that any such dealers will become involved in the Cygnet Dealer Program. See Item 1. "Business - Third Party Dealer Operations" and Item 1. "Business - Collateralized Dealer Program."

     Geographic Concentration. Company Dealership operations are currently concentrated in Arizona and Florida. In addition, a majority of the Company's Branch Offices are located in Arizona, Texas, Florida, and Indiana. Of the
$109.9 million in total contracts serviced by the Company at December 31, 1996, approximately $66.8 million were originated in Arizona. Because of this concentration, the Company's business may be adversely affected in the event of a downturn in the general economic conditions existing in the Company's primary markets. See Item 1. "Business - Company Dealership Operations" and
Item  1.  "Business  -  Third  Party  Dealer  Operations."

     Dependence on External Financing. The Company has borrowed, and will continue to borrow, substantial amounts to fund its operations from financing companies and other lenders, some of which are affiliated with the Company. Currently, the Company receives financing pursuant to the Revolving Facility with GE Capital, which has a maximum commitment of $50.0 million. Under the Revolving Facility, the Company may borrow up to 65.0% of the principal balance of eligible Company Dealership contracts and up to 90.0% of the principal balance of eligible Third Party Dealer contracts. The Revolving Facility expires in September 1997, at which time the Company has the option to renew it for one additional year. The Revolving Facility is secured by substantially all of the Company's assets. In addition, the Revolving Facility contains various covenants that limit, among other things, the Company's ability to engage in mergers and acquisitions, incur additional indebtedness, and pay dividends or make other distributions, and also requires the Company to meet certain financial tests. As of December 31, 1996, the aggregate principal amount outstanding under the Revolving Facility was $4.6 million, and the amount available to be borrowed was $45.4 million. Although the

Company believes it is currently in compliance with the terms and conditions of the Revolving Facility, there can be no assurance that the Company will be able to continue to satisfy such terms and conditions or that the Revolving Facility will be extended beyond its current expiration date. In addition, the Company and SunAmerica have entered into the Securitization Program pursuant to which SunAmerica may purchase up to $175.0 million of the Company's asset-backed securities. The Securitization Program is subject to numerous terms and conditions, including the Company's ability to achieve investment-grade ratings on its asset-backed securities. As of December 31, 1996, the Company had securitized an aggregate of $58.2 million in contracts originated through Company Dealerships and $10.0 million in loans originated at Third Party Dealers and purchased by the Company, and had issued $53.5 million in asset-backed securities to SunAmerica in 1996. There can be no assurance, however, that any further securitizations will be completed or that the Company will be able to secure additional financing, including the financing necessary to fully implement the Cygnet Dealer Program, when and as needed in the future, or on terms acceptable to the Company. See "- Liquidity and Capital Resources."

     Sensitivity to Interest Rates. A substantial portion of the Company's financing income results from the difference between the rate of interest it pays on the funds it borrows and the rate of interest it earns on the contracts in its portfolio. While the contracts the Company services bear interest at a fixed rate, the indebtedness that the Company incurs under its Revolving Facility bears interest at a floating rate. In the event the Company's interest expense increases, it would seek to compensate for such increases by raising the interest rates on its Company Dealership contracts, increasing the acquisition discount at which it purchases Third Party Dealer contracts, or raising the retail sales prices of its used cars. To the extent the Company were unable to do so, the Company's net interest margins would decrease, thereby adversely affecting the Company's profitability.

     Impact of Usury Laws. The Company typically charges fixed interest rates ranging from 21.0% to 29.9% on the contracts originated at Company Dealerships, while rates range from 17.6% to 29.9% on the Third Party Dealer contracts it purchases. Currently, a majority of the Company's used car sales activities are conducted in, and a majority of the contracts the Company services are originated in, Arizona, which does not impose limits on the interest rate that a lender may charge. However, the Company has expanded, and will continue to expand, its operations into states that impose usury limits, such as Florida and Texas. The Company attempts to mitigate these rate restrictions by purchasing contracts originated in these states at a higher discount. The Company's inability to achieve adequate discounts in states imposing usury limits would adversely affect the Company's planned expansion and its results of operations. There can be no assurance that the usury limitations to which the Company is or may become subject or that additional laws, rules, and regulations that may be adopted in the future will not adversely affect the Company's business. See Item 1. "Business - Regulation, Supervision, and Licensing."

     Dependence Upon Key Personnel. The Company's future success will depend upon the continued services of the Company's senior management as well as the Company's ability to attract additional members to its management team with experience in the used car sales and financing industry. The unexpected loss of the services of any of the Company's key management personnel, or its inability to attract new management when necessary, could have a material adverse effect upon the Company. The Company has entered into employment agreements (which include non-competition provisions) with certain of its officers.

     Regulation, Supervision, and Licensing. The Company's operations are subject to ongoing regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Among other things, these laws require that the Company obtain and maintain certain licenses and qualifications, limit or prescribe terms of the contracts that the Company originates and/or purchases, require specified disclosures to customers, limit the Company's right to repossess and sell collateral, and prohibit the Company from discriminating against certain customers. The Company is also subject to federal and state franchising and insurance laws. See Item 1. "Business - Regulation, Supervision, and Licensing."

     The Company believes that it is currently in substantial compliance with all applicable federal, state, and local laws and regulations. There can be no assurance, however, that the Company will be able to remain in compliance with such laws, and such failure could have a material adverse effect on the operations of the Company. In addition, the adoption of additional statutes and regulations, changes in the interpretation of existing statutes and regulations, or the Company's entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company's business.

      ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      INDEPENDENT  AUDITORS'  REPORT

The  Board  of  Directors  and  Stockholders
Ugly  Duckling  Corporation:

     We have audited the accompanying consolidated balance sheets of Ugly Duckling Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ugly Duckling Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                   KPMG  PEAT  MARWICK  LLP
Phoenix,  Arizona
January  31,  1997,  except
  for  Note  19  to  the  Consolidated
  Financial  Statements  which  is
  as  of  February  13,  1997

                 UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                       -------------------
                                                         1996       1995
                                                       --------   --------
                                                       (in thousands)
                                   ASSETS
Cash  and  Cash  Equivalents                         $  18,455   $   1,419
Finance  Receivables:
  Held  for  Investment                                 52,188      49,226
  Held  for  Sale                                        7,000           -
                                                     ---------    --------
        Principal  Balances,  Net                       59,188      49,226

  Less:  Allowance  for  Credit  Losses                 (8,125)     (8,500)
                                                     ---------    --------
        Finance  Receivables,  Net                      51,063      40,726

Residuals in Finance Receivables Sold                    9,889           -
Investments Held in Trust                                3,479           -
Inventory                                                5,752       6,329
Property  and  Equipment,  Net                          20,652       7,797
Goodwill  and  Trademarks,  Net                          2,150         269
Other  Assets                                            6,643       4,250
                                                     ---------    --------
                                                     $ 118,083    $ 60,790
                                                     =========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
  Accounts  Payable                                  $   2,132    $    595
  Accrued Expenses and Other Liabilities                 6,728       5,557
  Notes  Payable                                        12,904      35,201
  Subordinated  Notes  Payable                          14,000      14,553
                                                     ---------    --------
     Total  Liabilities                                 35,764      55,906

Stockholders'  Equity:
  Preferred  Stock                                           -      10,000
  Common  Stock                                         82,612         127
  Accumulated  Deficit                                    (293)     (5,243)
                                                     ---------    --------
     Total  Stockholders'  Equity                       82,319       4,884
Commitments, Contingencies and Subsequent Events
                                                     ---------    --------
                                                     $ 118,083    $ 60,790
                                                     =========    ========





See  accompanying  notes  to  Consolidated  Financial  Statements.

                  UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEARS ENDED DECEMBER 31,
                                                  --------------------------------
                                                     1996       1995        1994
                                                  --------------------------------
                                      (in thousands, except earnings per share amounts)
Sales of Used Cars                                $  53,768  $  47,824   $  27,768
Less:
  Cost of Used Cars Sold                             29,890     27,964      12,577
  Provision for Credit Losses                         9,811      8,359       8,140
                                                  --------------------------------
                                                     14,067     11,501       7,051
                                                  --------------------------------
Interest Income                                      15,856     10,071       5,449
Gain on Sale of Loans                                 4,434          -           -
                                                  --------------------------------
                                                     20,290     10,071       5,449
                                                  --------------------------------
Servicing Income                                        921          -           -
Other Income                                            650        308         556
                                                  --------------------------------
                                                      1,571        308         556
                                                  --------------------------------
Income before Operating Expenses                     35,928     21,880      13,056
Operating Expenses:
  Selling and Marketing                               3,585      3,856       2,402
  General and Administrative                         19,538     14,726       9,141
  Depreciation and Amortization                       1,577      1,314         777
                                                  --------------------------------
                                                     24,700     19,896      12,320
                                                  --------------------------------
Income before Interest Expense                       11,228      1,984         736
Interest Expense                                      5,262      5,956       3,037
                                                  --------------------------------
Earnings (Loss) before Income Taxes                   5,966     (3,972)     (2,301)
Income Taxes (Benefit)                                  100          -        (334)
                                                  --------------------------------
Net Earnings (Loss)                               $   5,866    $(3,972)   $ (1,967)
                                                  ================================
Earnings (Loss) per Share                         $    0.60    $ (0.67)   $  (0.35)
                                                  ================================
Shares Used in Computation                            8,283      5,892       5,584
                                                  ================================










See  accompanying  notes  to  Consolidated  Financial  Statements.

                                                        UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                                                      (in thousands)
                                                                                       RETAINED       TOTAL
                                                SHARES              AMOUNT             EARNINGS   STOCKHOLDERS'
                                          -------------------   -----------------    (ACCUMULATED     EQUITY
                                          PREFERRED    COMMON   PREFERRED  COMMON      DEFICIT)     (DEFICIT)
                                          ---------    ------   ---------  -------   ------------  -----------
Balances at December 31, 1993                    -      4,640   $      -  $      1   $       696   $       697
Issuance of Common Stock for Purchase
  of Subsidiary                                  -        174          -        15             -            15
Issuance of Common Stock for Cash                -        708          -        61             -            61
Net Loss for the Year                            -          -          -         -        (1,967)       (1,967)
                                           -------     ------    -------   -------   ------------  ------------

Balances at December 31, 1994                    -      5,522          -        77        (1,271)       (1,194)
Issuance of Common Stock                         -         58          -        50             -            50
Conversion of Subordinated Notes
  Payable to Preferred Stock                 1,000          -     10,000         -             -        10,000
Net Loss for the Year                            -          -          -         -        (3,972)       (3,972)
                                            ------     ------     -------  -------    ----------  -------------

Balances at December 31, 1995                1,000      5,580     10,000       127        (5,243)        4,884
Issuance of Common Stock for Cash                -      7,281          -    79,335             -        79,335
Conversion of Debt to Common  Stock              -        444          -     3,000             -         3,000
Issuance of Common Stock to Board of
  Directors                                      -         22          -       150             -           150
Redemption of Preferred Stock               (1,000)         -    (10,000)        -             -       (10,000)
Preferred Stock Dividends                        -          -          -         -          (916)         (916)
Net Earnings for the Year                        -          -          -         -         5,866         5,866
                                            ------     ------     ------     -----     ---------  ------------

Balances at December 31, 1996                    -     13,327    $     -  $ 82,612     $    (293) $     82,319
                                           =======     ======     ======  =======      =========  ============


















See accompanying notes to Consolidated Financial Statements.

                         UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS                    DECEMBER 31,
                                                                             ----------------------------
                                                                                1996      1995      1994
                                                                             --------   --------  -------
                                                                                   (in thousands)
Cash Flows from Operating Activities:
  Net Earnings (Loss)                                                      $   5,866   $ (3,972)  $ (1,967)
     Adjustments to Reconcile Net Earnings (Loss) to Net
       Cash Provided by Operating Activities:
     Provision for Credit Losses                                               9,811      8,359      8,140
     Gain on Sale of Finance Receivables                                      (4,434)         -          -
     Decrease (Increase) in Deferred Income Taxes                                249        449       (461)
     Depreciation and Amortization                                             1,577      1,314        777
     Decrease (Increase) in Inventory                                            577     (1,500)    (3,098)
     Increase in Other Assets                                                 (3,150)      (529)      (294)
     Increase in Accounts Payable, Accrued Expenses, and Other Liabilities     2,949      3,035      1,064
     Increase (Decrease) in Income Taxes Receivable/Payable                      534       (984)      (809)
     Other, Net                                                                    -        169         25
                                                                           ----------  --------   --------
          Net Cash Provided by Operating Activities                           13,979      6,341      3,377
                                                                           ----------  --------   --------
Cash Flows from Investing Activities:
  Increase in Finance Receivables                                           (113,792)   (53,023)   (27,196)
  Collections of Finance Receivables                                          49,201     19,795     12,202
  Proceeds from Sale of Finance Receivables                                   38,989          -          -
  Increase in Investments Held in Trust                                       (3,479)         -          -
  Purchase of Property and Equipment                                          (6,111)    (3,195)    (5,334)
  Other, Net                                                                  (1,809)         -       (270)
                                                                           ---------   --------   --------
          Net Cash Used in Investing Activities                              (37,001)   (36,423)   (20,598)
                                                                           ---------   --------   --------
Cash Flows from Financing Activities:
  Additions to Notes Payable                                                   1,000     22,259      9,942
  Repayments of Notes Payable                                                (28,610)         -     (2,027)
  Net Issuance (Repayment) of Subordinated Notes Payable                        (553)     6,262      9,350
  Redemption of Preferred Stock                                              (10,000)         -          -
  Proceeds from Issuance of Common Stock                                      79,435          5         61
  Other, Net                                                                  (1,214)     2,807        (16)
                                                                           ---------   --------   --------
          Net Cash Provided by Financing Activities                           40,058     31,333     17,310
                                                                           ---------   --------   --------
Net Increase in Cash and Cash Equivalents                                     17,036      1,251         89
Cash and Cash Equivalents at Beginning of Year                                 1,419        168         79
                                                                           ---------   --------   --------
Cash and Cash Equivalents at End of Year                                   $  18,455   $  1,419   $    168
                                                                           =========   ========   ========
Supplemental Statement of Cash Flows Information:
  Interest Paid                                                            $   5,144   $  5,890   $  3,031
                                                                           =========   ========   ========
  Income Taxes Paid                                                        $     450   $    535   $    960
                                                                           =========   ========   ========
  Conversion of Note Payable to Common Stock                               $   3,000   $      -   $      -
                                                                           =========   ========   ========
  Purchase of Property and Equipment with Notes Payable                    $   8,313   $      -   $      -
                                                                           =========   ========   ========
  Purchase of Property and Equipment with Capital Leases                   $      57   $    792   $    399
                                                                           =========   ========   ========
        See  accompanying  notes  to  Consolidated  Financial  Statements.
                UGLY  DUCKLING  CORPORATION  AND  SUBSIDIARIES
               NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
            YEARS  ENDED  DECEMBER  31,  1996,  1995  AND  1994

(1)    ORGANIZATION  AND  PURPOSE

     Ugly Duckling Corporation, a Delaware corporation (the Company), was incorporated in April 1996 as the successor to Ugly Duckling Holdings, Inc.
(UDH), an Arizona corporation, formed in 1992. Contemporaneous with the formation of the Company, UDH was merged into the Company with each share of UDH's common stock exchanged for 1.16 shares of common stock in the Company and each share of UDH's preferred stock exchanged for one share of preferred stock in the Company under identical terms and conditions. UDH was effectively dissolved in the merger. The resulting effect of the merger was a recapitalization increasing the number of authorized shares of common stock to 20,000,000 and a 1.16-to-1 common stock split effective April 24, 1996. The stockholders' equity section of the Consolidated Balance Sheets as of December 31, 1996 and 1995, reflects the number of authorized shares after giving effect to the merger and common stock split. The Company's principal stockholder is also the sole stockholder of Verde Investments, Inc. (Verde). The Company's subordinated debt is held by, and the land for certain of its car dealerships and loan servicing facilities was leased from, Verde until December 31, 1996, see Note 13.

(2)    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

  Operations

     The Company, through its subsidiaries, owns and operates sales finance companies, used car sales dealerships, a property and casualty insurance company, and is a franchiser of rental car operations. Additionally, Champion Receivables Corporation, a "bankruptcy remote entity" is the Company's wholly-owned special purpose securitization subsidiary. Its assets include residuals in finance receivables sold, and investments held in trust, in the amounts of $9,889,000 and $2,843,000, respectively, at December 31, 1996.

  Principles  of  Consolidation

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

  Concentration  of  Credit  Risk

     Champion Acceptance Corporation and Champion Financial Services (CFS) provide sales finance services in connection with the sales of used cars to individuals residing primarily in the metropolitan areas of Phoenix and Tucson, Arizona. The Company operated three, three and two dealerships in the Tucson metropolitan area in 1996, 1995 and 1994, respectively; and five, five, and three dealerships in the Phoenix metropolitan area in 1996, 1995 and 1994, respectively (company dealerships). As of December 31, 1996, CFS maintains relationships with approximately 1,400 third party car dealers (third party dealers) in twelve states from whom it purchases sales finance contracts from 35 branch offices.

     Periodically during the year, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.

  Cash  Equivalents

     The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. Cash equivalents generally consist of interest bearing money market accounts.

  Revenue  Recognition

     Interest income is recognized using the interest method. Direct loan origination costs related to contracts originated at company dealerships are deferred and charged against finance income over the life of the related installment sales contract as an adjustment of yield. Pre-opening and start-up costs incurred on third party dealer branch offices are deferred and charged to expense over a twelve month period. The accrual of interest is suspended if collection becomes doubtful and is resumed when the loan becomes current. Interest income also includes income on the Company's residual interests from its Securitization Program.

     Revenue from the sales of used cars is recognized upon delivery, when the sales contract is signed and the agreed-upon down payment has been received.

  Gain  on  Sale  of  Loans

     In 1996, the Company initiated a Securitization Program under which it sells (securitizes) finance receivables to a trust which uses the finance receivables to create asset backed securities (certificates) which are remitted to the Company in consideration for the sale. The Company then sells senior certificates to third party investors and retains subordinated certificates. In consideration of such sale, the Company receives cash proceeds from the sale of certificates collateralized by the finance receivables and the right to future cash flows under the subordinated certificates (residual in finance receivables sold, or residual) arising from those receivables to the extent not required to make payments on the senior certificates sold to a third party or to pay associated costs.

     Gains or losses are determined based upon the difference between the sales proceeds for the portion of finance receivables sold and the Company's recorded investment in the finance receivables sold. The Company allocates the recorded investment in the finance receivables between the portion of the finance receivables sold and the portion retained based on the relative fair values on the date of sale.

  Servicing  Income

     Servicing Income is recognized when earned. Servicing costs are charged to expense as incurred. In the event delinquencies and/or losses on the portfolio serviced exceed specified levels, the trustee may require the transfer of servicing of the portfolio to another servicer.

  Finance Receivables, Allowance for Credit Losses and Nonrefundable Acquisition Discount

     The Company originates installment sales contracts from its company dealerships and purchases contracts from third party dealers. Finance receivables consist of contractually scheduled payments from installment sales contracts net of unearned finance charges, accrued interest receivable, direct loan origination costs, and an allowance for credit losses, including nonrefundable acquisition discount.

     Finance receivables held for investment represent finance receivables that the Company expects to hold until they have matured. Finance receivables held for sale represent finance receivables that the Company expects to securitize within the next twelve months.

     Unearned finance charges represent the balance of finance income (interest) remaining from the capitalization of the total interest to be earned over the original term of the related installment sales contract.
Direct loan origination costs represent the unamortized balance of costs incurred in the origination of contracts at the Company's dealerships.

     The Company follows the provisions of Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" for contracts originated at its company dealerships.

     An allowance for credit losses (allowance) is established by charging the provision for credit losses and the allocation of nonrefundable acquisition discount. For contracts generated by the company dealerships, the allowance is established by charging the provision for credit losses. Contracts purchased from third party dealers are generally purchased with a nonrefundable acquisition discount (discount). The discount is negotiated with third party dealers pursuant to a financing program that bases the discount on, among other things, the credit risk of the borrower and the amount to be financed in relation to the car's wholesale value. The discount is allocated between discount available for credit losses and discount available for accretion to interest income. The portion of discount allocated to the allowance is based upon historical performance and write-offs of contracts acquired from third party dealers, as well as the general credit worthiness of the borrowers and the wholesale value of the vehicle. The remaining discount, if any, is deferred and accreted to income using the interest method. To the extent that the allowance is considered insufficient to absorb anticipated losses on the third party dealer portfolio, additions to the allowance are established through a charge to the provision for credit losses. The evaluation of the discount and allowance considers such factors as the performance of each third party dealer's loan portfolio, the Company's historical credit losses, the overall portfolio quality and delinquency status, the review of specific problem loans, the value of underlying collateral, and current economic conditions that may affect the borrower's ability to pay.

  Inventory

     Inventory consists of used vehicles held for sale and is valued at the lower of cost or market. Vehicle reconditioning costs are capitalized as a component of inventory cost. The cost of used vehicles sold is determined on a specific identification basis. Repossessed vehicles are valued at market value.

  Property  and  Equipment

     Property and Equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets which range from three to ten years for equipment and thirty years for buildings. Leasehold and land improvements are amortized using straight-line and accelerated methods over the shorter of the lease term or the estimated useful lives of the related improvements.
     The Company has capitalized costs related to the development of software products for internal use. Capitalization of costs begins when technological feasibility has been established and ends when the software is available for general use. Amortization is computed using the straight-line method over the estimated economic life of five years.

  Trademarks,  Trade  Names,  Logos,  and  Contract  Rights

     The registered trade names, "Ugly Duckling Car Sales," "Ugly Duckling Rent-A-Car," "America's Second Car," "Putting You on the Road to Good Credit" and related trademarks, logos, and contract rights are stated at cost. The cost of trademarks, trade names, logos, and contract rights is amortized on a straight-line basis over their estimated economic lives of ten years.

  Goodwill

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally fifteen years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

  Post  Sale  Customer  Support  Programs

     A liability for the estimated cost of post sale customer support, including car repairs and the Company's down payment back and credit card programs, is established at the time the used car is sold by charging Cost of Used Cars Sold. The liability is evaluated for adequacy through a separate analysis of the various programs' historical performance.

  Income  Taxes

     The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Advertising

     All costs related to production and advertising are expensed in the period incurred or ratably over the year in relation to revenues or certain other performance measures. The Company had no advertising costs capitalized as of December 31, 1996.

  Stock  Option  Plan

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  Earnings  Per  Share

     Earnings per share is based upon the weighted average number of common shares outstanding plus dilutive common stock equivalents after giving effect to the payment of dividends on preferred stock.

  Use  of  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Impairment  of  Long-Lived  Assets  and  Long-Lived Assets to Be Disposed Of

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, on January 1, 1996. The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a materiel impact on the Company's financial position, results of operations, or liquidity.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

(3)    FINANCE  RECEIVABLES  AND  ALLOWANCE  FOR  CREDIT  LOSSES

     A summary of Net Finance Receivables at December 31, 1996 and 1995 follows (in thousands):

                                                   DECEMBER 31,
                                               -------------------
                                                 1996      1995
                                               --------  ---------
Contractually Scheduled Payments               $ 77,982   $ 66,425
Less: Unearned Finance Income                   (19,701)   (18,394)
                                               --------   --------
Installment Sales Contract Principal Balances    58,281     48,031
Add: Accrued Interest Receivable                    718        613
     Loan Origination Costs, Net                    189        582
                                               --------   --------
Principal Balances, Net                          59,188     49,226
Less: Allowance for Credit Losses                (8,125)    (8,500)
                                               ---------  --------
Finance Receivables, Net                       $ 51,063   $ 40,726
                                               ========   ========
Held for Investment                            $ 52,188   $ 49,226
Held for Sale                                     7,000          -
                                               --------   --------
                                                 59,188     49,226
Less: Allowance for Credit Losses                (8,125)    (8,500)
                                               --------   --------
                                               $ 51,063   $ 40,726
                                               ========   ========

     Allowance for Credit Losses as a percent of principal balances totaled 13.9% and 17.7% at December 31, 1996 and 1995, respectively.

     The  changes  in  the  Allowance  for  Credit  Losses for the years ended
December  31,  1996,  1995  and  1994  follow  (in  thousands):

                                                      DECEMBER 31,
                                           -------------------------------
                                             1996        1995       1994
                                           -------     -------     -------
Balances,  Beginning  of  Year             $ 8,500     $ 6,209     $ 2,876
  Provision  for  Credit  Losses             9,811       8,359       8,140
  Allowance  Acquired  from  Discount        8,963       1,660         579
  Net  Charge  Offs                         (9,168)     (7,728)     (5,386)
  Sale  of  Finance  Receivables            (9,981)          -           -
                                           -------     -------     -------
Balances, End of Year                      $ 8,125     $ 8,500     $ 6,209
                                           =======     =======     =======

(4)    RESIDUALS  IN  FINANCE  RECEIVABLES  SOLD

     The valuation of the Residual in Finance Receivables Sold as of December 31, 1996 totaled $9,889,000 which represents the present value of the Company's interest in the anticipated future cash flows of the underlying portfolio, discounted at rates ranging from 16% to 25%, after taking into consideration anticipated prepayments and net charge offs.

     At December 31, 1996, the Company serviced Finance Receivables totaling $51,663,000 which serves as collateral on $40,770,000 in senior certificates issued to one investor. Approximately 89% of these finance receivables were originated in the state of Arizona.

(5)    INVESTMENTS  HELD  IN  TRUST

     In connection with its securitization transactions, the Company is required to make an initial cash deposit into an account held by the trustee (spread account) and to pledge this cash to the trust to which the finance receivables were sold. The trust in turn invests the cash in high quality liquid investment securities. In addition, the Company (through the trustee) deposits additional cash flows from the residual to the spread account as necessary to attain and maintain the spread account at a specified percentage of the underlying finance receivables principal balance.

     In the event that the cash flows generated by the Finance Receivables sold to the trust are insufficient to pay obligations of the trust, including principal or interest due to certificate holders or expenses of the trust, the trustee will draw funds from the spread account as necessary to pay the obligations of the trust. The spread account must be maintained at a specified percentage of the principal balances of the finance receivables held by the trust, which can be increased in the event delinquencies or losses exceed specified levels. If the spread account exceeds the specified percentage, the trustee will release the excess cash to the Company from the pledged spread account. Except for releases in this manner, the cash in the spread account is restricted from use by the Company. Investments Held in Trust, which are funds deposited in an interest-bearing, money market account, totaled $2,843,000 at December 31, 1996.

     In connection with certain other agreements, the Company has deposited a total of $636,000 in an interest bearing trust account.

(6)    PROPERTY  AND  EQUIPMENT

     A summary of Property and Equipment as of December 31, 1996 and 1995 follows (in thousands):

                                                    DECEMBER 31,
                                                ------------------
                                                  1996      1995
                                                --------   -------
Land                                            $  7,811   $    15
Buildings and Leasehold Improvements               5,699     5,143
Furniture and Equipment                            5,696     3,401
Software Development Costs                           693       533
Vehicles                                             156       133
Construction in Process                            3,536        11
                                                --------   -------
                                                  23,591     9,236
Less Accumulated Depreciation and Amortization    (2,939)   (1,439)
                                                --------   -------
Property and Equipment, Net                     $ 20,652   $ 7,797
                                                ========   =======

     No Interest Expense was capitalized in 1996. Interest Expense capitalized in 1995 and 1994 totaled $54,000 and $142,000, respectively.

(7)    GOODWILL  AND  TRADEMARKS

     In October, 1996, the Company acquired the operating lease of a used car dealership. In connection with this acquisition, the Company recorded goodwill totaling $1,944,000.

     A summary of Trademarks as of December 31, 1996 and 1995 follows (in thousands):

                           DECEMBER 31,
                          --------------
                           1996    1995
                          -----   -----
Original Cost             $ 581   $ 581
Accumulated Amortization   (375)   (312)
                          -----   -----
Trademarks, Net           $ 206   $ 269
                          =====   =====

     Amortization expense relating to Trademarks totaled $63,000 for each of the years ended December 31, 1996, 1995 and 1994.

(8)    OTHER  ASSETS

     A summary of Other Assets as of December 31, 1996 and 1995 follows (in thousands):

                                         DECEMBER 31,
                                      ----------------
                                        1996    1995
                                      -------  -------
Note Receivable                       $ 1,063  $     -
Pre-opening and Startup Costs           1,242        -
Escrow Deposits                           900        -
Prepaid Expenses                          796      643
Deferred Income Taxes                     676      925
Income Taxes Receivable                   316      850
Property and Equipment Held for Sale        -    1,086
Other Assets                            1,650      746
                                      -------  -------
                                      $ 6,643  $ 4,250
                                      =======  =======

(9)    ACCRUED  EXPENSES  AND  OTHER  LIABILITIES

     A summary of Accrued Expenses and Other Liabilities as of December 31, 1996 and 1995 follows (in thousands):

               DECEMBER 31,
             ---------------
               1996     1995
             -------  ------
Sales Taxes  $ 2,904  $2,258
Others         3,824   3,299
             -------  ------
             $ 6,728  $5,557
             =======  ======

     In connection with the retail sale of vehicles, the Company is required to pay sales taxes to certain government jurisdictions. The Company has elected to pay these taxes using the "cash basis", which requires the Company to pay the sales tax obligation for a sale transaction as principal is collected over the life of the related finance receivable contract.

(10)    NOTES  PAYABLE

     A  summary  of  Notes  Payable  at  December  31,  1996 and 1995 follows:

                                                                                DECEMBER 31,
                                                                            ------------------
                                                                              1996      1995
                                                                            ------------------
                                                                                (in thousands)
50,000,000 revolving loan with a finance company, interest payable daily at 30 day LIBOR (5.40% at December 31, 1996) plus 3.60% through
September 1997, at which time the Company retains the right to extend the loan for one additional year, secured by substantially all assets
of the Company                                                              $  4,602  $ 32,201

Two notes payable to a finance company totaling $7,450,000, monthly interest payable at the prime rate (8.25% at December 31, 1996) plus
1.50% through January 1998; thereafter, monthly payments of $89,000 plus interest through January 2002 when balloon payments totaling
3,282,000 are due, secured by first deeds of trust and assignments of
rents on certain real property                                                 7,444         -

3,000,000 note payable to an insurance company, interest payable quarterly at 12.5% per annum. Converted to common stock concurrent with
the Company's initial public offering in 1996                                      -     3,000

Others bearing interest at rates ranging from 9% to 11% due through April
2007, secured by certain real property and certain property and
equipment                                                                        858         -
                                                                            --------  --------
          Total                                                             $ 12,904  $ 35,201
                                                                            ========  ========

     The aforementioned revolving loan agreement contains various reporting and performance covenants including the maintenance of certain ratios, limitations on additional borrowings from other sources, and a restriction on the payment of dividends under certain circumstances. The Company was in compliance with the covenants at December 31, 1996 and 1995.

     A summary of future minimum principal payments required (assuming the Company exercises its right to extend the revolving loan through September
1998) under the aforementioned notes payable as of December 31, 1996 follows (in thousands):

                DECEMBER 31, 1996
                ------------------
1997                $       86
1998                     5,673
1999                     1,169
2000                     1,179
2001                     1,191
Thereafter               3,606
                    ----------
                    $   12,904
                    ==========

(11)    SUBORDINATED  NOTES  PAYABLE

     The Company has executed two subordinated notes payable with Verde. As discussed in the following paragraphs, the balance outstanding under these notes totaled $14,553,000 at December 31, 1995. There was no accrued interest payable related to these notes at December 31, 1995.

     In August 1993, the Company entered into a ten-year, subordinated note payable agreement with Verde. This unsecured $15,000,000 note bears interest at an annual rate of 18%, with interest payable monthly and is subordinated to all other Company liabilities. The note also provides for suspension of interest payments should the Company be in default with any other creditors. The Company had $10,000,000 outstanding related to this note payable at December 31, 1995.

     In December 1995, the Company amended its five-year junior subordinated revolving note payable agreement with Verde. The note was increased from $3,000,000 to $5,000,000, bears interest at an annual rate of 18%, with interest payable monthly, and is scheduled to mature in December 1999. The Company had $4,553,000 outstanding related to this note payable at December 31, 1995.

     Interest expense related to the subordinated notes payable with Verde totaled $1,933,000, $3,492,000 and $2,569,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

     On December 31, 1995, Verde converted $10,000,000 of subordinated notes payable to preferred stock of the Company. Verde agreed to waive any prepayment penalties associated with the reduction of the subordinated notes payable in connection with the conversion.

     In conjunction with the closing of the Company's initial public offering in June 1996, the two previously outstanding subordinated notes payable were exchanged for a new subordinated note payable. The new $14,000,000 unsecured note bears interest at an annual rate of 10%, with interest payable monthly and is subordinate to all other Company indebtedness. The note also calls for annual principal payments of $2,000,000 through June 2003 when the loan will be paid in full. The Company had $14,000,000 outstanding under this note payable at December 31, 1996.

(12)    INCOME  TAXES

     Income tax expense (benefit) amounted to $100,000, zero and $(334,000) for the years ended December 31, 1996, 1995 and 1994, respectively (an effective tax rate of 1.7%, 0% and 14.5%, respectively). A reconciliation between taxes computed at the federal statutory rate of 34% and at the effective tax rate on earnings (loss) before income taxes follows (in thousands):

                                                    DECEMBER 31,
                                            --------------------------
                                              1996      1995     1994
                                            ------    --------  ------
Computed "Expected" Tax Expense (Benefit)   $ 2,028   $ (1,350)  $ (782)
State Income Taxes, Net of Federal Effect        41         -       (30)
Change in Valuation Allowance                (2,315)     1,418      897
Other, Net                                      346        (68)    (419)
                                            -------   --------   ======
                                            $   100   $      -   $(334)
                                            =======   ========   ======

     Components of income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 follow (in thousands):

            CURRENT    DEFERRED    TOTAL
           ---------  ----------  -------
1996:
  Federal  $   (149)  $     187   $   38
  State           -          62       62
           ---------  ----------  -------
           $   (149)  $     249   $  100
           =========  ==========  =======
1995:
  Federal  $   (449)  $     449   $    -
  State           -           -        -
           ---------  ----------  -------
           $   (449)  $     449   $    -
           =========  ==========  =======
1994:
  Federal  $     79   $    (367)  $ (288)
  State          48         (94)     (46)
           ---------  ----------  -------
           $    127   $    (461)  $ (334)
           =========  ==========  =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995 are presented below (in thousands):

                                                          DECEMBER 31,
                                                         --------------
                                                              1996         1995
                                                         --------------
Deferred Tax Assets:
  Finance Receivables, Principally Due to the Allowance
    for Credit  Losses                                   $         131   $ 2,987
  Federal and State Income Tax Net Operating Loss
    Carryforwards                                                  995       317
  Residual in Finance Receivables                                  140         -
  Other                                                            279       443
                                                         --------------  --------
  Total Gross Deferred Tax Assets                                1,545     3,747
  Less: Valuation Allowance                                          -    (2,315)
                                                         --------------  --------
          Net Deferred Tax Assets                                1,545     1,432
                                                         --------------  --------
Deferred Tax Liabilities:
  Acquisition Discount                                            (112)        -
  Software Development Costs                                      (192)      (96)
  Other Assets                                                    (490)        -
  Loan Origination Fees                                            (75)     (198)
  Inventory                                                          -      (213)
                                                         --------------  --------
     Total Gross Deferred Tax Liabilities                         (869)     (507)
                                                         --------------  --------
          Net Deferred Tax Asset                         $         676   $   925
                                                         ==============  ========

     The valuation allowance for deferred tax assets as of December 31, 1996 and 1995 was zero and $2,315,000, respectively. The net change in the total Valuation Allowance for the year ended December 31, 1996 was a decrease of $2,315,000, and an increase of $1,418,000 for the year ended December 31, 1995. In assessing the realizability of Deferred Tax Assets, management considers whether it is more likely than not that some portion or all of the Deferred Tax Assets will not be realized. The ultimate realization of Deferred Tax Assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of Deferred Tax Liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the Deferred Tax Assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing Valuation Allowance.

     At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,249,000, which, subject to annual limitations, are available to offset future taxable income, if any, through 2011 and net operating loss carryforwards for state income tax purposes of $3,543,000, which are available to offset future taxable income through 2001.

(13)    LEASE  COMMITMENTS

     The Company leases an operating facility, offices, a vehicle and office equipment from unrelated entities under operating leases which expire through August 2001. The leases require monthly rental payments aggregating approximately $155,000 and contain various renewal options from one to ten years. In certain instances, the Company is also responsible for occupancy and maintenance costs, including real estate taxes, insurance, and utility costs.

     The Company purchased six car lots, a vehicle reconditioning center, and two office buildings from Verde. These properties had previously been rented from Verde pursuant to various leases which called for base monthly rents aggregating approximately $123,000 plus contingent rents as well as all occupancy and maintenance costs, including real estate taxes, insurance, and utilities. In connection with the purchase, Verde returned security deposits which totaled $364,000. The security deposits are included in Other Assets in the accompanying Consolidated Balance Sheet as of December 31, 1995.

     Rent expense for the year ended December 31, 1996 totaled $2,394,000. Rents paid to Verde totaled $1,498,000 including contingent rents of $440,000. There was no accrued rent payable to Verde at December 31, 1996.

     Rent expense for the year ended December 31, 1995 totaled $2,377,000. Rents paid to Verde totaled $1,889,000, including contingent rents of $465,000, and $113,000 of rent capitalized during the construction period of a facility. Accrued rent payable to Verde totaled $101,000 at December 31, 1995 and is included in Accrued Expenses and Other Liabilities on the accompanying Consolidated Balance Sheets.

     Rent expense for the year ended December 31, 1994 totaled $1,400,000. Rents paid to Verde totaled $1,221,000 including contingent rents of $310,000, and $127,000 of rent capitalized during the construction period of two used car dealership facilities.

     A summary of future minimum lease payments required under noncancelable operating leases with remaining lease terms in excess of one year as of December 31, 1996 follows (in thousands):

                 DECEMBER 31, 1996
                 ------------------
1997                  $ 1,788
1998                    1,547
1999                    1,190
2000                      533
2001                      378
Thereafter                104
                      -------
          Total       $ 5,540
                      =======

 (14)    STOCKHOLDERS'  EQUITY

     On April 24, 1996, the Company effectuated a 1.16-to-1 stock split. The effect of this stock split has been reflected for all periods presented in the Consolidated Financial Statements.

     The Company has authorized 20,000,000 shares of $.001 par value common stock. There were 13,327,000 and 5,580,000 shares issued and outstanding at December 31, 1996 and 1995, respectively. The common stock consists of $13,000 of common stock and $82,599,000 of additional paid-in capital at December 31, 1996. The common stock consists of $6,000 of common stock and $121,000 of additional paid-in capital as of December 31, 1995.

     During 1996, the Company completed two public offerings in which it issued a total of 7,245,000 shares of common stock for approximately $79,435,000 cash net of stock issuance costs.

     Warrants to acquire 116,000 shares of the Company's common stock at $6.75 per share and 170,000 shares of the Company's common stock at $9.45 per share were outstanding at December 31, 1996.

     The Company has authorized 10,000,000 shares of $.001 par value preferred stock. There were zero and 1,000,000 shares issued and outstanding at December 31, 1996, and 1995, respectively.

     On December 31, 1995, the Company exchanged 1,000,000 shares of Series A preferred stock for $10,000,000 of subordinated notes payable with Verde. Cumulative dividends were payable at a rate of 12% per annum through June 21, 1996, at which time the Series A preferred stock was exchanged on a share-for-share basis for 1,000,000 shares of Series B preferred stock. The dividends were payable quarterly upon declaration by the Company's Board of Directors. In November 1996, the Company redeemed the 1,000,000 shares of Series B preferred stock.

     The Company's Board of Directors declared quarterly dividends on preferred stock totaling approximately $916,000 during the year ended December 31, 1996. There were no cumulative unpaid dividends at December 31, 1996.

(15)    STOCK  OPTION  PLAN

     In June, 1995, the Company adopted a long-term incentive plan (stock option plan). The stock option plan, as amended, sets aside 1,300,000 shares of common stock to be granted to employees at a price not less than fair market value of the stock at the date of grant. Options are to vest over a period to be determined by the Board of Directors upon grant and will generally expire ten years after the date of grant. The options generally vest over a period of five years.

     At December 31, 1996, there were 388,000 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $8.39 and $1.10, respectively on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0%, risk-free interest rate of 6.3%, expected volatility of 56.5%, and an expected life of 7 years; 1995 - expected dividend yield 0%, risk-free interest rate of 6.1%, expected volatility of 56.5% and an expected life of 7 years.

     The Company applies APB Opinion 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               DECEMBER 31,
                                         --------------------------
                                             1996           1995
                                         -------------  ------------
Net Earnings (Loss)         As reported  $ 5,866,000    $(3,972,000)
                            Pro forma    $ 5,748,000    $(3,985,000)
Earnings (Loss) per Share   As reported  $      0.60    $     (0.67)
                            Pro forma    $      0.58    $     (0.68)


     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected over the options' vesting period of five years.

     A  summary  of  the  aforementioned  stock  plan  follows:

                                       WEIGHTED
                                       AVERAGE
                                      PRICE PER
                             NUMBER     SHARE
                            --------  ----------
Balance December 31, 1994         -            -
Granted                     459,000   $     1.72
Forfeited                   (17,000)        2.16
                            --------  ----------
Balance, December 31, 1995  442,000         1.70
Granted                     539,000        13.41
Forfeited                   (30,000)        3.26
Exercised                   (39,000)        1.00
                            --------  ----------
Balance, December 31, 1996  912,000   $     8.60
                            ========  ==========

     A  summary  of  stock  options  granted  at  December  31,  1996  follows:

                               OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                    -------------------------------------------  -------------------------
                       NUMBER       WEIGHTED-AVG.  WEIGHTED-AVG.   NUMBER     WEIGHTED-AVG.
       RANGE OF     OUTSTANDING     REMAINING        EXERCISE    EXERCISABLE   EXERCISE
EXERCISE PRICES     AT 12/31/96 CONTRACTUAL LIFE      PRICE       AT 12/31/96    PRICE
-----------------   ----------- ----------------   ------------  ------------ -------------
 $  .50 to $ 1.00     130,000       8.0 years         $ 0.86              -     $    -
 $ 1.50 to $ 2.60     247,000       8.5 years         $ 2.16         51,000       2.15
 $ 3.45 to $ 9.40     192,000       9.5 years         $ 6.73              -          -
 $11.88 to $17.69     343,000      10.0 years         $17.22              -          -
                      -------                         ------         ------     ------
                      912,000                         $ 8.60         51,000     $ 2.15
                      =======                         ======         ======     ======

(16)    COMMITMENTS  AND  CONTINGENCIES

     The Company has executed an agreement to sell up to $50,000,000 in finance receivable backed certificates through December 31, 1996 to an insurance company. In addition, the purchaser has the right of first refusal to purchase up to an additional $125,000,000 of finance receivables through December 31, 1998. The Company completed the sale of approximately $58,000,000 in receivable-backed certificates during the year ended December 31, 1996.

     The Company is involved in various claims and actions arising in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the ultimate disposition of these matters will not have a materially adverse effect on the Company.

(17)    RETIREMENT  PLAN

     During 1995, the Company established a qualified 401(k) retirement plan (defined contribution plan) which became effective on October 1, 1995. The plan covers substantially all employees having no less than one year of service, have attained the age of 21, and work at least 1,000 hours per year. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations. The Company will match 10% of the participants' contributions. Participants are immediately vested in the amount of their direct contributions and vest over a five-year period, as defined by the plan, with respect to the Company's contribution. Pension expense totaled $23,000 and $5,000 during the years ended December 31, 1996 and 1995, respectively.

(18)    DISCLOSURES  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

  Limitations

     Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument;

they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

     Since the fair value is estimated as of December 31, 1996 and 1995, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

  Cash  and  Cash  Equivalents  and  Investments  Held  in  Trust

     The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

  Finance  Receivables  and  Residuals  in  Finance  Receivables  Sold

     The carrying amount is assumed to be the fair value because of the relative short maturity and repayment terms of the portfolio as compared to similar instruments.

  Accounts  Payable,  Accrued  Expenses,  and  Notes  Payable

     The carrying amount approximates fair value because of the short maturity of these instruments. The terms of the Company's notes payable approximate the terms in the market place at which they could be replaced. Therefore, the fair market value approximates the carrying value of these financial instruments.

  Subordinated  Notes  Payable

     The terms of the Company's subordinated notes payable approximate the terms in the market place at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

(19)    SUBSEQUENT  EVENTS

     Subsequent to year end, the Company acquired the operating assets of five used car dealerships and a finance company for a total of approximately $32,130,000. The acquisition, which was financed with cash and borrowings under the Company's revolving loan will be accounted for as a purchase.

     On February 13, 1997, the Company completed a private placement of 5,075,500 shares of unregistered common stock for approximately $88,850,000 cash, net of stock issuance costs.

(20)    BUSINESS  SEGMENTS

     Operating results and other financial data are presented for the principal business segments of the Company for the years ended December 31, 1996, 1995, and 1994, respectively. The Company has four distinct business segments. These consist of retail car sales operations (Company dealerships), the income generated from the finance receivables generated at the Company dealerships, finance income generated from third party finance receivables, and corporate and other operations. In computing operating profit by business segment, the following items were considered in the Corporate and Other category: portions of administrative expenses, interest expense and other items not considered direct operating expenses. Identifiable assets by business segment are those assets used in each segment of Company operations.

                                                           COMPANY         THIRD
                                            COMPANY       DEALERSHIP       PARTY       CORPORATE
                                          DEALERSHIPS    RECEIVABLES    RECEIVABLES    AND OTHER    TOTAL
                                        ---------------  ------------   -----------   -----------  --------
                                                               (in thousands)
December 31, 1996:
  Sales of Used Cars                    $        53,768  $          -  $          -   $        -   $ 53,768
  Less: Cost of Cars Sold                        29,890             -             -            -     29,890
           Provision for Credit Losses            9,658             -           153            -      9,811
                                        ---------------  ------------  -------------  -----------  --------
                                                 14,220             -          (153)           -     14,067
  Interest Income                                     -         8,426         7,259          171     15,856
  Gain on Sale of Loans                               -         3,925           509            -      4,434
  Other Income                                      195           921             -          455      1,571
                                        ---------------  ------------  -------------  -----------  --------
     Income before Operating
       Expenses                                  14,415        13,272         7,615          626     35,928
                                        ---------------  ------------  -------------  -----------  --------
  Operating Expenses:
     Selling and Marketing                        3,568             -             -           17      3,585
     General and Administrative                   8,295         3,042         3,955        4,246     19,538
     Depreciation and Amortization                  318           769           195          295      1,577
                                        ---------------  ------------  -------------  -----------  --------
                                                 12,181         3,811         4,150        4,558     24,700
                                        ---------------  ------------  -------------  -----------  --------
Income before Interest Expense          $         2,234  $      9,461  $      3,465   $   (3,932)  $ 11,228
                                        ===============  ============  =============  ===========  ========
Capital Expenditures                    $         4,530  $        455  $        621   $      505   $  6,111
                                        ===============  ============  =============  ===========  ========
Identifiable Assets                     $        20,698  $     12,775  $     45,558   $   39,052   $118,083
                                        ===============  ============  =============  ===========  ========
December 31, 1995:
  Sales of Used Cars                    $       47,824   $          -   $          -   $        -   $47,824
  Less: Cost of Cars Sold                       27,964              -              -            -    27,964
           Provision for Credit Losses           8,359              -              -            -     8,359
                                        ---------------  -------------  -------------  -----------  -------
                                                11,501              -              -            -    11,501
  Interest Income                                    -          8,227          1,844            -    10,071
  Other Income                                       -              -              -          308       308
                                        ---------------  -------------  -------------  -----------  -------
     Income before Operating
       Expenses                                 11,501          8,227          1,844          308    21,880
                                        ---------------  -------------  -------------  -----------   ------
  Operating Expenses:
     Selling and Marketing                       3,856              -              -            -     3,856
     General and Administrative                  8,210          2,681          1,163        2,672    14,726
     Depreciation and Amortization                 279            479             89          467     1,314
                                        ---------------  -------------  -------------  -----------  -------
                                                12,345          3,160          1,252        3,139    19,896
                                        ---------------  -------------  -------------  -----------  -------
Income before Interest Expense          $         (844)  $      5,067   $        592   $   (2,831)  $ 1,984
                                        ===============  =============  =============  ===========  =======
Capital Expenditures                    $        1,195   $      1,561   $        216   $      223   $ 3,195
                                        ===============  =============  =============  ===========  =======
Identifiable Assets                     $       11,452   $     32,187   $     13,419   $    3,732   $60,790
                                        ===============  =============  =============  ===========  =======
                62

                                                            COMPANY         THIRD
                                            COMPANY       DEALERSHIP        PARTY       CORPORATE
                                          DEALERSHIPS     RECEIVABLES    RECEIVABLES    AND OTHER    TOTAL
                                        ---------------  ------------    -----------   -----------  -------
                                                                  (in thousands)
December 31, 1994:
  Sales of Used Cars                    $       27,768   $          -   $          -   $        -   $27,768
  Less: Cost of Cars Sold                       12,577              -              -            -    12,577
           Provision for Credit Losses           7,190            834            116            -     8,140
                                        ---------------  -------------  -------------  -----------  -------
                                                 8,001           (834)          (116)           -     7,051
  Interest Income                                    -          4,683            766            -     5,449
  Other Income                                       -              -              -          556       556
                                        ---------------  -------------  -------------  -----------  -------
     Income before Operating
       Expenses                                  8,001          3,849            650          556    13,056
                                        ---------------  -------------  -------------  -----------  -------
  Operating Expenses:
     Selling and Marketing                       2,263              -              -          139     2,402
     General and Administrative                  5,069          1,631            240        2,201     9,141
     Depreciation and Amortization                 131            159             64          423       777
                                        ---------------  -------------  -------------  -----------  -------
                                                 7,463          1,790            304        2,763    12,320
                                        ---------------  -------------  -------------  -----------  -------
Income before Interest Expense          $          538   $      2,059   $        346   $   (2,207)  $   736
                                        ===============  =============  =============  ===========  =======
Capital Expenditures                    $        3,905   $        757   $        302   $      370   $ 5,334
                                        ===============  =============  =============  ===========  =======
Identifiable Assets                     $        8,788   $     16,764   $      1,558   $    2,601   $29,711
                                        ===============  =============  =============  ===========  =======

 (21)    QUARTERLY  FINANCIAL  DATA  -  UNAUDITED

     A summary of the quarterly data for the years ended December 31, 1996 and 1995 follows:

                                         FIRST        SECOND      THIRD     FOURTH
                                        QUARTER       QUARTER    QUARTER    QUARTER    TOTAL
                                    ---------------  ---------  ---------  ---------  ------
                                                       (in thousands)
1996:
  Total Revenue                     $       19,396   $ 20,081   $ 18,259   $ 17,893   $75,629
                                    ===============  =========  =========  =========  ========
  Income before Operating Expenses           8,442      9,005      8,741      9,740    35,928
                                    ===============  =========  =========  =========  ========
  Operating Expenses                         5,694      6,296      5,522      7,188    24,700
                                    ===============  =========  =========  =========  ========
  Income before Interest Expense             2,716      2,721      3,157      2,634    11,228
                                    ===============  =========  =========  =========  ========
  Net Earnings                      $        1,065   $  1,083   $  1,967   $  1,751   $ 5,866
                                    ===============  =========  =========  =========  ========
  Earnings Per Share                $         0.13   $   0.13   $   0.19   $   0.14   $  0.60
                                    ===============  =========  =========  =========  ========

1995:
  Total Revenues                    $       11,546   $ 14,975   $ 16,944   $ 14,738   $58,203
                                    ===============  =========  =========  =========  ========
  Income before Operating Expenses           4,628      5,601      5,858      5,793    21,880
                                    ===============  =========  =========  =========  ========
  Operating Expenses                         3,970      4,646      5,366      5,914    19,896
                                    ===============  =========  =========  =========  ========
  Income before Interest Expense               658        955        492       (121)    1,984
                                    ===============  =========  =========  =========  ========
  Net Loss                          $         (465)  $   (283)  $ (1,169)  $ (2,055)  $(3,972)
                                    ===============  =========  =========  =========  ========
  Loss Per Share                    $        (0.08)  $  (0.05)  $  (0.20)  $  (0.35)  $ (0.67)
                                    ===============  =========  =========  =========  ========

            ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Company has had no disagreements with its independent accountants in regard to accounting and financial disclosure and has not changed its independent accountants during the two most recent fiscal years.

                                   PART III

         ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding (i) directors and executive officers of the Company is set forth under the caption "Information Concerning Directors and Executive Officers" and (ii) compliance with Section 16(a) is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") incorporated by reference into this Form 10-K Report, which has been filed with the Commission in accordance with Rule 14a-6 promulgated under the Exchange Act. With the exception of the foregoing information and other information specifically incorporated by reference into this report, the Company's 1997 Proxy Statement is not being filed as a part hereof.

                       ITEM 11 - EXECUTIVE COMPENSATION

    Information regarding executive compensation is set forth under the caption "Executive Compensation" in the 1997 Proxy Statement, which information is incorporated herein by reference; provided, however, that the "Compensation Committee Report on Executive Compensation" and the "Stock Price Performance Graph" contained in the 1997 Proxy Statement are not incorporated by reference herein.

    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement, which information is incorporated herein by reference.

           ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions of management is set forth under the caption "Certain Transactions and Relation-ships" in the 1997 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

 ITEM 14 -  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                                  ON FORM 8-K

(A)          CONSOLIDATED  FINANCIAL  STATEMENTS.

     The following consolidated financial statements of Ugly Duckling Corporation, are filed as part of this Form 10-K.

                                                                                   Page
                                                                                   ----
Independent Auditors' Report                                                         40

Consolidated Financial Statements and Notes thereto of Ugly Duckling Corporation:

Consolidated Balance Sheets - December 31, 1996 and 1995                             41

Consolidated Statements of Operations - for the years ended December 31, 1996,
 1995, and 1994                                                                      42

Consolidated Statements of Stockholders' Equity - for the years ended
 December 31, 1996, 1995, and 1994                                                   43

Consolidated Statements of Cash Flows - for the years ended December 31, 1996,
 1995, and 1994                                                                      44

Notes to Consolidated Financial Statements                                           45

All schedules have been omitted because they are not applicable, not required, or the information has been disclosed in the consolidated financial statements and related notes or otherwise in the Form 10K.

(b)          REPORTS  ON  FORM  8-K.

     No report on Form 8-K was filed during the last quarter of the period covered by this report.

(c)          Exhibits.

     The  following  exhibits  are  filed  as  part  of  this  Form  10-K.

EXHIBIT
NUMBER   DESCRIPTION
-------------------------------------------------------------------------------------------------------------------
3.1      Certificate of Incorporation of the Registrant(1)
3.1(a)   Amendment to Certificate of Incorporation of the Registrant(1)
3.2      Bylaws of the Registrant(1)
3.2(a)   Amendment to Bylaws of the Registrant(1)
4.1      Certificate of Incorporation of the Registrant filed as Exhibit 3.1(1)
4.2      Series A Preferred Stock Agreement(1)
4.3      18% Subordinated Debenture of the Registrant issued to Verde Investments, Inc.(1)


4.4      18% Junior Subordinated Revolving Debenture of the Registrant issued to Verde Investments, Inc., as amended(1)
4.5      Convertible Note of the Registrant issued to SunAmerica Life Insurance Company(1)
4.6      Form of Certificate representing Common Stock(1)
4.7      Form of Warrant issued to Cruttenden Roth Incorporated as Representative of the several underwriters(1)
4.8      Form of Warrant issued to SunAmerica Life Insurance Company(1)
10.1     Motor Vehicle Installment Contract Loan and Security Agreement between the Registrant and General Electric
         Capital Corporation(1)
10.1(a)  Amendment to Motor Vehicle Installment Contract Loan and Security Agreement between the Registrant and
         General Electric Capital Corporation(1)
10.1(b)  Amendment to Motor Vehicle Installment Contract Loan and Security Agreement between the Registrant and
         General Electric Capital Corporation(1)
10.1(c)  Amendment No. 3 to Motor Vehicle Installment Contract Loan and Security Agreement between the Registrant and General Electric Capital Corporation(1)
10.1(d)  Amendment No. 4 to Motor Vehicle Installment Contract Loan and Security Agreement between the Registrant and General Electric Capital Corporation(1)
10.1(e)  Amendment No. 5 to Motor Vehicle Installment Contract Loan and Security Agreement between the Registrant and General Electric Capital Corporation(1)
10.1(f)  Amendment No. 6 to Motor Vehicle Installment Contract Loan and Security Agreement between the Registrant and General Electric Capital Corporation(2)
10.1(g)  Assumption and Amendment Agreement between the Registrant and General Electric Capital Corporation(2)
10.1(h)  Amendment No. 7 to Motor Vehicle Installment Contract Loan and Security Agreement between the Registrant and General Electric Capital Corporation
10.2     Note Purchase Agreement between the Registrant and SunAmerica Life Insurance Company(1)
10.2(a)  First Amendment to Note Purchase Agreement between the Registrant and SunAmerica Life Insurance Company(1)
10.2(b)  Second Amendment to Note Purchase Agreement between the Registrant and SunAmerica Life Insurance Company(1)
10.2(c)  Third Amendment to Note Purchase Agreement between the Registrant and SunAmerica Life Insurance Company(1)
10.2(d)  Fourth Amendment to Note Purchase Agreement between the Registrant and SunAmerica Life Insurance Company(1)
10.2(e)  Commitment Letter entered into between the Registrant and SunAmerica Life Insurance Company(1)
10.2(f)  Letter Agreement regarding Note Conversion between the Registrant and SunAmerica Life Insurance Company(1)
10.3     Registration Rights Agreement between the Registrant and SunAmerica Life Insurance Company(1)
10.3(a)  Amended and Restated Registration Rights Agreement between the Registrant and SunAmerica Life Insurance
         Company(1)
10.4     Form of Pooling and Servicing Agreement relating to SunAmerica securitization program(1)
10.5     Form of Certificate Purchase Agreement relating to SunAmerica securitization program(1)
10.6     Form of Origination Agreement and Assignment relating to SunAmerica securitization program(1)
10.7     Form of Purchase Agreement and Assignment relating to SunAmerica securitization program(1)
10.8     Form of Servicing Guaranty relating to SunAmerica securitization program(1)
10.9     Ugly Duckling Corporation Long-Term Incentive Plan*
10.10    Employment Agreement between the Registrant and Ernest C. Garcia, II(1)*
10.11    Employment Agreement between the Registrant and Steven T. Darak(1)*
10.12    Employment Agreement between the Registrant and Wally Vonsh(1)*
10.13    Employment Agreement between the Registrant and Donald Addink(1)*
10.14    Lease Agreement between the Registrant and Camelback Esplanade Limited Partnership for corporate offices in Phoenix, Arizona(1)
10.15    Land Lease Agreement between the Registrant and Verde Investments, Inc. for property located at 5104 West
         Glendale Avenue in Glendale, Arizona(1)
10.16    Building Lease Agreement between the Registrant and Verde Investments, Inc. for property and buildings located at 9630 and 9650 North 19th Avenue in Phoenix, Arizona (1)
10.17    Land Lease Agreement between the Registrant and Verde Investments, Inc. for property located at 330 North
         24th Street in Phoenix, Arizona (1)
10.18    Land Lease Agreement between the Registrant and Verde Investments, Inc. for property located at 333 South
         Alma School Road in Mesa, Arizona (1)
10.19    Lease Agreements between the Registrant and Blue Chip Motors, the Registrant and S & S Holding Corporation
         and the Registrant and Edelman Brothers for certain properties located at 3901 East Speedway Boulevard in
         Tucson, Arizona (1)
10.20    Real Property Lease between the Registrant and Peter and Alva Keesal for property located at 3737 South Park
         Avenue in Tucson, Arizona (1)

10.21    Land Lease Agreement between the Registrant and Verde Investments, Inc. for property located at 2301 North
         Oracle Road in Tucson, Arizona (1)
10.22    Related Party Transactions Modification Agreement between the Registrant and Verde Investments, Inc. (1)
10.23    Sublease Agreement between the Registrant and Envirotest Systems Corp. for corporate offices in Phoenix,
         Arizona (1)
10.24    Form of Indemnity Agreement between the Registrant and its directors and officers(1)
10.25    Ugly Duckling Corporation 1996 Director Incentive Plan (1)*
10.26    Purchase Agreement, dated February 10, 1997 between the Registrant and Friedman Billings, Ramsey & Co., Inc.(4)
10.27    Agreement of Purchase and Sale of Assets dated as of December 31, 1996 (3)
10.28    Agreement of Purchase and Sale of Assets dated as of March 5, 1997
11       Earnings (Loss) per Share Computation (4)
22       List of Subsidiaries (4)
23       Independent Auditors' Consent
24.1     Power of Attorney of Robert J. Abrahams
24.2     Power of Attorney of Christopher D. Jennings
24.3     Power of Attorney of John N. MacDonough
24.4     Power of Attorney of Arturo R. Moreno
24.5     Power of Attorney of Frank P. Willey
27       Financial Data Schedule

__________

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-3998), effective June 18, 1996.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-13755), effective October 30, 1996.

(3) Incorporated by reference to the Company's Current Report on Form 8-K, filed January 30, 1997.

(4) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-22237).






*          Indicates a management contract or compensation plan.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          UGLY  DUCKLING  CORPORATION
                          a Delaware corporation

     By:                  /s/  Ernest  C.  Garcia,  II
                               Ernest  C.  Garcia,  II
                               Chairman  of  the  Board  and
                               Chief  Executive  Officer
                               Date:    March  ___,  1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature         Title                         Date
-------------------------  ----------------------------  ---------------

/s/  ERNEST C. GARCIA, II  Chief Executive Officer and   March 26, 1997
-------------------------
Ernest C. Garcia, II       Director (Principal

/s/  STEVEN T. DARAK       Senior Vice President and     March 26, 1997
-------------------------
Steven T. Darak            Chief Financial Officer
                           (Principal financial and
                           accounting officer)

                      *    Director                      March 26, 1997
-------------------------
Robert J. Abrahams

                      *    Director                      March 26, 1997
-------------------------
Christopher D. Jennings

                      *    Director                      March 26, 1997
-------------------------
John N. MacDonough

                      *    Director                      March 26, 1997
-------------------------
Arturo R. Moreno

                      *    Director                      March 26, 1997
-------------------------
Frank P. Willey

*  By:      /s/  Ernest  C.  Garcia,  II
                 Ernest  C.  Garcia,  II
                 Attorney-in-Fact