Form 10-K/A
period 1996-12-31
UGLY DUCKLING CORP
filed 1997-05-15
CIK 1012704

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A
(Mark  One)
[X]          ANNUAL  REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
             EXCHANGE  ACT  OF  1934
             For  the  fiscal  year  ended  December  31,  1996.
                                      or
[    ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
             EXCHANGE  ACT  OF  1934
             For  the  transition  period  from  to.
                        Commission File Number 0-20841
                           UGLY DUCKLING CORPORATION
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

     At March 24, 1997, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $233,538,099.

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










                                 TABLE  OF  CONTENTS




                                                                                                Page
                                                                                                ----
PART I
Item 1   Business                                                                                  3
Item 2   Properties                                                                               12
Item 3   Legal Proceedings                                                                        12
Item 4   Submission Of Matters To A Vote Of Security Holders                                      13

PART II
Item 5   Market For The Registrant's Common Equity Securities And Related Stockholder Matters     13
Item 6   Selected Consolidated Financial Data                                                     15
Item 7   Management's Discussion And Analysis Of Financial Condition And Results Of Operations    17
Item 8   Consolidated Financial Statements And Supplementary Data                                 32
Item 9   Changes In And Disagreements With Accountants On Accounting And Financial Disclosures    52

PART III
Item 10   Directors And Executive Officers Of The Registrant                                      52
Item 11   Executive Compensation                                                                  52
Item 12   Security Ownership Of Certain Beneficial Owners And Management                          52
Item 13   Certain Relationships And Related Transactions                                          53

PART IV
Item 14   Exhibits, Consolidated Financial Statement Schedules, And Reports On Form 8-K           53

SIGNATURES                                                                                        56

                                    PART I

     ITEM  1  -  BUSINESS

GENERAL

     Ugly Duckling Corporation (the "Company") operates the largest publicly held chain of Buy Here-Pay Here used car dealerships in the United States and underwrites, finances, and services retail installment contracts generated from the sale of used cars by its Company Dealerships and by Third Party Dealers located in selected markets throughout the country. As part of its financing activities, the Company has initiated the Cygnet Dealer Program pursuant to which it intends to provide qualified Third Party Dealers with operating credit lines secured by the dealers' retail installment contract portfolios. The Company targets its products and services to the sub-prime segment of the automobile financing industry, which focuses on selling and financing the sale of used cars to persons who have limited credit histories, low incomes, or past credit problems ("Sub-Prime Borrowers").

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

     The Company originated 6,929 contracts through wholly owned used car dealership ("Company Dealerships") with an aggregate principal balance of $49.0 million and purchased 9,825 contracts from small independent used car dealerships ("Third Party Dealers") with an aggregate principal balance of $56.8 million during 1996. The principal balance of the Company's total contract portfolio serviced as of December 31, 1996, was $109.9 million, including $51.7 million in contracts serviced under the securitization program ("Securitization Program") with SunAmerica Life Insurance Company ("SunAmerica").

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

     The Company participates in the sub-prime segment of the independent used car sales and finance market. This segment is serviced primarily by small independent used car dealerships that sell and finance the sale of used cars to Sub-Prime Borrowers ("Buy Here-Pay Here dealers"). Buy Here-Pay Here dealers typically offer their customers certain advantages over more traditional financing sources, such as expanded credit opportunities, flexible payment terms (including prorating customer payments due within one month into several smaller payments and scheduling payments to coincide with a customer's pay days), and the ability to make payments in person, an important feature to many Sub-Prime Borrowers who may not have checking accounts or are otherwise unable to make payments by the due date through use of the mail because of the timing of paychecks.

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

RECENT  ACQUISITIONS

     In January 1997, the Company acquired selected assets of a group of companies (the "Sellers") engaged in the business of selling and financing used motor vehicles, including four dealerships located in the Tampa Bay/St. Petersburg market. The acquired assets consist primarily of Sellers' inventory of vehicles and a portfolio of installment sales contracts. The purchase price for the assets acquired was approximately $32.4 million. In addition, the Company leased certain facilities used in this business.

     In connection with the acquisition, the Company made a commercial loan to one of the Sellers in the amount of $891,000, secured by consumer loans and, subject to certain conditions, committed to advance to an affiliate of Sellers $1.5 million, secured by a second priority lien on certain real property. These loans are guaranteed by the principal shareholders of Sellers.

     On April 1, 1997, the Company purchased substantially all of the assets of a company engaged in the business of selling and financing used motor vehicles, including seven dealerships in San Antonio and a contract portfolio of approximately $24.3 million. The purchase price for the acquisition was $26.3 million, subject to adjustment. The seven dealerships had sales in 1996 of approximately $22.5 million. The assets purchased have an unaudited book value of $28.1 million, exclusive of allowances on approximately $26.2 million of contract receivable principal balances.

BUSINESS  STRATEGY

     The Company intends to leverage its management team, collection facilities, computer networks, and capital base to grow its Company Dealership operations, Third Party Dealer operations and Cygnet Dealer Program, both in Arizona and in other geographic locales.

     Expand Company Dealership Operations. Since commencing its used car sales and financing operations in 1992, the Company has pursued an aggressive growth strategy through both internal development and acquisition. As of May 12, 1997, the Company has developed or acquired twenty-one Company Dealerships. The Company's strategy is to increase sales revenue and finance income by acquiring or opening new dealerships and finance operations. In the last several months, the Company has opened new Company Dealerships in Arizona, Florida, and Nevada, has three other dealerships (one in Arizona and two in New Mexico) currently under development, and has acquired eleven additional Company Dealerships in Florida and Texas. The Company intends to continue the aggressive development or acquisition of Company Dealerships throughout the United States and in other locations where opportunities may
arise.    See  "-  Recent  Acquisitions."

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

     Implement New Products and Services. The Company is in the process of expanding its Third Party Dealer operations by implementing the Cygnet Dealer Program. The Company believes that providing operating credit lines to qualified Third Party Dealers will give such dealers a unique opportunity to obtain the debt financing necessary to expand their businesses while enabling the Company to earn additional finance income and diversify its earning asset base. The Company also believes that the relationships established with these dealers will provide it with a preferred position to acquire retail installment contracts from them. Such contract purchases would provide these dealers with an additional source of financing and enable the Company to further expand its contract portfolio. The Company began full-scale marketing of the program during the first quarter of 1997.

     The Company also intends to expand its insurance operations, which to date consist of force placing casualty insurance on its Third Party Dealer contracts. Among other things, the Company is evaluating the sale of other insurance products to its customer base. See "- Third Party Dealer Operations."

COMPANY  DEALERSHIP  OPERATIONS

     Company Dealership operations include the retail sale of used cars and the underwriting, financing, and servicing of contracts originated from such sales. The Company's total revenues from its Company Dealership operations were $32.5 million, $56.1 million ($46.6 million excluding sales at the Gilbert Dealership), and $67.0 million for fiscal years 1994, 1995, and 1996, respectively. See Note 20 to the Consolidated Financial Statements and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction."

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

     The Company believes that the Cygnet Dealer Program will fulfill the need of Third Party Dealers for debt financing to expand their businesses while enabling the Company to earn finance income at favorable rates and diversify its earning asset base. The Company also believes that the relationships established with these dealers will provide it with a preferred position to acquire retail installment contracts from them. Such contract purchases would provide these dealers with an additional source of financing and enable the Company to further expand its contract portfolio. The Company has hired a person with extensive sub-prime finance industry experience to oversee the Cygnet Dealer Program and began implementing the program with one Third Party Dealer during the fourth quarter of 1996. The Company began full-scale marketing of the program during the first quarter of 1997, although the program is not expected to begin generating any substantial revenue before the second quarter of 1997.

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

                          ITEM 3 - LEGAL PROCEEDINGS

     The Company sells its cars on an "as is" basis, and requires all customers to sign an agreement on the date of sale pursuant to which the Company disclaims any obligation for vehicle-related problems that subsequently occur. Although the Company believes that such disclaimers are enforceable under Arizona and other applicable law, there can be no assurance that they will be upheld in every instance. Despite obtaining these disclaimers, the Company, in the ordinary course of business, receives complaints from customers relating to such vehicle-related problems as well as alleged violations of federal and state consumer lending or other similar laws and regulations. While most of these complaints are made directly to the Company or to various consumer protection organizations and are subsequently resolved, the Company is named occasionally as a defendant in civil suits filed by customers in state, local, or small claims courts. There can be no assurance that the Company will not be a target of similar claims in the future. In the opinion of the Company, the ultimate disposition of these matters on a cumulative basis will not have a material adverse effect on the Company. However, there can be no assurance in this regard.

     In connection with the acquisition of the Florida dealerships and finance operations (disclosed in Item 1. "Business - Recent Acquisitions"), a purported creditor of the sellers filed, on January 21, 1997, to enjoin the sale as a fraudulent conveyance. Alternatively, the suit seeks to void any transfer of the assets that has already occurred, to attach the assets that have been transferred, or to appoint a receiver to take charge of the assets transferred. The Company has not been named in this action, has received a specific indemnity from the sellers relating to this action, and has been advised by the sellers that, in their view, the claim is without merit. In the opinion of the Company, the ultimate disposition of this matter will not have a material effect on the Company.

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

                                        MARKET PRICE
                                        -------------
FISCAL YEAR 1996                            HIGH        LOW
--------------------------------------  -------------  ------

Second Quarter (from June 18, 1996)     $       10.00  $ 8.50
Third Quarter                           $       15.50  $ 8.13
Fourth Quarter                          $       21.63  $13.00
FISCAL YEAR 1997
--------------------------------------
First Quarter (through March 15, 1997)  $       25.75  $17.50


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

     Subordinated Debt Conversion. In connection with the Company's initial public offering, on June 21, 1996, Sun America converted $3,000,000 of subordinated debt into Common Stock (444,444 shares at the initial public offering price of $6.75 per share) in accordance with the terms of a Convertible Note, dated as of August 31, 1995. In addition, in partial consideration for Sun America's agreement to convert the Convertible Note, the Company issued warrants to Sun America, on June 21, 1996, to purchase 121,023 shares of Common Stock at an exercise price per share of $6.75.

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

     Control by Principal Stockholder. Mr. Ernest C. Garcia, II, the Company's Chairman, Chief Executive Officer, and principal stockholder, holds 25.1% of the outstanding Common Stock. As a result, Mr. Garcia will have a significant influence upon the activities of the Company, as well as on all matters requiring approval of the stockholders, including electing or removing members of the Company's Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and changing the Company's dividend policy.

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

     Shares Eligible for Future Sale. Approximately 10,535,600 shares of Common Stock outstanding as of March 15, 1997 were "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, if one year has elapsed since the later of the date of acquisition of restricted shares from an issuer or an affiliate of an issuer, the acquiror or subsequent holder is entitled to sell in the open market, within any three-month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of the same class or the average weekly trading volume during the four calendar weeks preceding the filing of the required notice of sale. (A person who has not been an affiliate of the Company for at least the three months immediately preceding the sale and who has beneficially owned shares of Common Stock as described above for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.) Of the "restricted securities" outstanding at March 15, 1997, substantially all of these shares have either been held for the one-year holding period required under Rule 144 or were subsequently registered for resale under the Securities Act of 1933, as amended (the "Securities Act"), including 5,075,500 shares sold in the private placement discussed above. No predictions can be made with respect to the effect, if any, that sales of Common Stock in the market or the availability of shares of Common Stock for sale under Rule 144 will have on the market price of Common Stock prevailing from time to time. Nevertheless, the possibility that substantial amounts of Common Stock may be sold in the public market may adversely affect prevailing market prices for the Common Stock.

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







                                                  YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------------
                                                     1996        1995      1994     1993     1992
                                                  ------------  -------  --------  -------  --------
STATEMENT OF OPERATIONS DATA:
Sales of Used Cars                                $    53,768  $47,824   $27,768   $13,969  $ 2,136
Less:
  Cost of Used Cars Sold                               29,890   27,964    12,577     6,089    1,010
  Provision for Credit Losses                           9,811    8,359     8,140     3,292      826
                                                  ------------  -------  --------  -------  --------
                                                       14,067   11,501     7,051     4,588      300
                                                  ------------  -------  --------  -------  --------
Interest Income                                        15,856   10,071     5,449     1,629      148
Gain on Sale of Loans                                   4,434        -         -         -        -
                                                  ------------  -------  --------  -------  --------
                                                       20,290   10,071     5,449     1,629      148
                                                  ------------  --------
Servicing Income                                          921        -         -         -        -
Other Income                                              650      308       556       879      982
                                                  ------------  -------  --------  -------  --------
                                                        1,571      308       556       879      982
                                                  ------------  -------  --------  -------  --------
Income before Operating Expenses                       35,928   21,880    13,056     7,096    1,430
Operating Expenses:
Selling and Marketing                                   3,585    3,856     2,402     1,293      656
General and Administrative                             19,538   14,726     9,141     3,625      828
Depreciation and Amortization                           1,577    1,314       777       557      429
                                                  ------------  -------  --------  -------  --------
                                                       24,700   19,896    12,320     5,475    1,913
                                                  ------------  -------  --------  -------  --------
Income before Interest Expense                         11,228    1,984       736     1,621     (483)
Interest Expense                                        5,262    5,956     3,037       893       12
                                                  ------------  -------  --------  -------  --------
Earnings (Loss) before Income Taxes                     5,966   (3,972)   (2,301)      728     (495)
Income Taxes (Benefit)                                    100        -      (334)       30        -
                                                  ------------  -------  --------  -------  --------
Net Earnings (Loss)                               $     5,866  $(3,972)  $(1,967)  $   698   $  (495)
                                                  ============  =======  ========  =======  ========
Earnings (Loss) per Share                         $      0.60  $ (0.67)  $ (0.35)  $  0.14   $ (0.11)
                                                  ============  =======  ========  =======  ========
Shares used in Computation                              8,283    5,892     5,584     5,011    4,640
                                                  ============  =======  ========  =======  ========
BALANCE SHEET DATA:
Cash and Cash Equivalents                         $    18,455  $ 1,419   $   168   $    79  $   415
Finance Receivables, Net                               51,063   40,726    15,858     7,089    1,758
Total Assets                                          118,083   60,790    29,711    11,936    4,392
Subordinated Notes Payable                             14,000   14,553    18,291     8,941       93
Total Debt                                             26,904   49,754    28,233     9,380    4,189
Preferred Stock                                             -   10,000         -         -        -
Common Stock                                           82,612      127        77         1        1
Total Stockholders' Equity (Deficit)                   82,319    4,884    (1,194)      697       (1)
Principal Balances Outstanding:
  Dealership Sales Portfolio                            7,068   34,226    19,881     9,588    2,492
  Third Party Dealer Portfolio                         51,213   13,805     1,620         -        -
  Portfolio Securitized with Servicing Retained        51,663        -         -         -        -
                                                  ------------  -------  --------  -------  --------
    Total                                         $   109,944  $48,031   $21,501   $ 9,588   $2,492
                                                  ============  =======  ========  =======  ========

               SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

                                                          YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------
                                                 1996        1995      1994      1993    1992(1)
                                             ------------  --------  --------  --------  -------
DEALERSHIP OPERATING DATA (UNAUDITED):
Average Sales Price per Car                  $     7,107   $ 6,478   $ 5,269   $ 4,159   n/a
Number of Used Cars Sold                           7,565     7,383     5,270     3,359   n/a
Company Dealerships                                    8         8         8         5         1
Units Sold per Dealership                            946       923       659       672   n/a
Number of Contracts Originated                     6,929     6,129     4,731     3,093   n/a
Principal Balances Originated (000 Omitted)  $    48,996   $36,568   $23,589   $12,984   n/a

Retained Portfolio:
Number of Contracts Outstanding                    1,045     8,049     5,515     2,929       803
Allowance as % of Outstanding Principal             23.0%     21.9%     30.4%     30.0%     29.4%
Average Principal Balance Outstanding              6,764   $ 4,252   $ 3,605   $ 3,273   $ 3,105
Average Yield on Contracts                          29.2%     28.0%     28.2%     26.4%  n/a

Delinquencies:
Principal Balances 31 to 60 Days                     2.3%      4.2%      5.1%     10.5%  n/a
Principal Balances over 60 Days                      0.6%      1.1%      1.3%     15.0%  n/a

THIRD PARTY OPERATING DATA (UNAUDITED):
Number of Contracts Purchased                      9,825     3,012     1,423         -         -
Principal Balances Purchased (000 Omitted)   $    56,770   $16,455   $ 3,607   $     -   $     -
Number of Branch Offices                              35         8         1         -         -
Number of Third Party Dealers                      1,400       118        20         -         -
Number of Contracts Outstanding                    8,430     2,733       726         -         -

Retained Portfolio:
Allowance as % of Outstanding Principal             12.7%      7.2%      9.8%        -         -
Average Principal Balance Outstanding              5,252   $ 5,051   $ 2,232   $     -   $     -
Average Yield on Contracts                          25.8%     26.7%     30.9%        -         -

Delinquencies:
Principal Balances 31 to 60 days                     3.1%      1.2%      6.0%        -         -
Principal Balances over 60 days                      1.1%      0.4%      2.6%        -         -

Per Contract Purchased:
Average Discount                             $       660   $   551   $   504   $     -   $     -
Average Percent Discount                            11.4%     10.1%     12.5%        -         -


__________


(1) n/a - not available



     ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENTS

     This report contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The following disclosures, as well as other statements in the Company's report, including those contained below in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 5. "Market for the Registrant's Common Equity Securities and Related Stockholders Matters," and in the Notes to the Company's Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

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

     For substantially all of 1995 the Gilbert Dealership was used by the Company to evaluate the sale of later model used cars. These cars had an average age of approximately three years, which is two to seven years newer than the cars typically sold at Company Dealerships, and cost more than twice that of typical Company Dealership cars. The Company determined that its standard financing program could not be implemented on these higher cost cars. Furthermore, operation of this dealership required additional corporate infrastructure to support its market niche, such as distinct advertising and marketing programs, which the Company was unable to leverage across its other operations. Accordingly, the Company terminated this program, and sold the land, dealership building, and other improvements to a third party for $1.7 million. Pursuant to this sale and the disposition of other assets, the Company recognized a loss of approximately $221,000. During fiscal year 1995, the Gilbert Dealership produced sales of $9.5 million (average of $8,946 per car sold) and gross profits (Sales of Used Cars less Cost of Used Cars Sold) of $2.2 million (average of $2,060 per car sold), and the Company incurred selling and marketing expenses of $627,000 (average of $593 per car sold). The results of operations discussed below have been adjusted as if the Gilbert Dealership had been terminated as of December 31, 1994, as management believes these pro forma results are more indicative of ongoing operations. Accordingly, 1995 amounts followed by "(pro forma)" have been adjusted to eliminate Gilbert Dealership operations. For the Company's actual 1995 results, including the Gilbert Dealership, see Item 6. - "Selected Consolidated Financial Data" and Item 8. - "Consolidated Financial Statements and Supplementary Data."

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

          On January 15, 1997, the Company acquired substantially all of the assets of Seminole Finance Corporation and related companies ("Seminole") in exchange for approximately $2.5 million in cash and assumption of $29.9 million in debt. The combination of the Company's audited consolidated statement of operations for the year ended December 31, 1996 with Seminole's audited combined statement of operations for the same period as if the Seminole acquisition had taken place on January 1, 1996 results in a combined net loss for the year ended December 31, 1996 of $(3.6) million. These pro forma results are not necessarily indicative of the future results of operations of the Company or the results that would have been obtained had the Seminole acquisition occurred on January 1, 1996. In addition, such pro forma results are not intended to be a projection of future results. The Company expects the results of operations in 1997 for the assets acquired from Seminole to differ materially from 1996 results because the Company's management intends to significantly alter the type of vehicles sold at the newly acquired car dealerships, the methodology by which the acquired operations acquire, recondition, and market used cars, and the methodology by which the related finance receivables are underwritten and collected, which management believes will result in the acquired operations being profitable in 1997. Furthermore, Seminole's audited combined statement of operations for 1996 was impacted by several factors that are not expected to have an impact on future operations. Such factors were related to the deterioration of its loan portfolio, which the Company believes resulted from poor underwriting and ineffective collection efforts. First, due to the deterioration of its loan portfolio in 1996, Seminole recorded a total of $7.1 million in provision for credit losses. Second, the deterioration of its loan portfolio also reduced its borrowing capacity, thereby reducing Seminole's liquidity. As a result, in order to raise cash, Seminole sold vehicles at substantially lower margins and sold a portfolio of notes in December, 1996 for a loss of approximately $1.5 million.

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

                                       TOTAL CONTRACTS ORIGINATED/PURCHASED
                                    (IN THOUSANDS, EXCEPT NUMBER OF CONTRACTS)
                                             YEARS ENDED DECEMBER 31,
                     --------------------------------------------------------------------
                               1996                   1995                   1994
                     ----------------------  ---------------------  ---------------------
                      PRINCIPAL    NO. OF    PRINCIPAL    NO. OF    PRINCIPAL    NO. OF
                        AMOUNT    CONTRACTS    AMOUNT    CONTRACTS    AMOUNT    CONTRACTS
                     ----------  ----------  ---------  ----------  ---------  ----------
Company Dealerships  $  48,996      6,929  $   36,568      6,129  $   23,589      4,731
Third Party Dealers     56,770      9,825      16,455      3,012       3,607      1,423
                     ----------  ----------  ---------  ----------  ---------  ----------
  Total              $ 105,766     16,754  $   53,023      9,141  $   27,196      6,154
                     ==========  ==========  =========  ==========  =========  ==========

                                    TOTAL CONTRACTS OUTSTANDING
                            (IN THOUSANDS, EXCEPT NUMBER OF CONTRACTS)
                                     YEARS ENDED DECEMBER 31,
                            --------------------------------------------------------------------
                                     1996                    1995                   1994
                            ----------------------  ---------------------  ---------------------
                            PRINCIPAL     NO. OF    PRINCIPAL    NO. OF    PRINCIPAL    NO. OF
                              AMOUNT    CONTRACTS     AMOUNT    CONTRACTS    AMOUNT    CONTRACTS
                            ----------  ----------  ---------  ----------  ---------  ----------

Company Dealerships         $  49,066       9,615   $   34,226      8,049  $   19,881      5,515
Third Party Dealers            60,878      12,942       13,805      2,733       1,620        726
                            ----------  ----------  ---------  ----------  ---------  ----------
Total Portfolio Serviced    $ 109,944      22,557   $   48,031     10,782  $   21,501      6,241
Less Portfolio Securitized
  and Sold                    (51,663)    (10,612)           -          -           -          -
                            ----------  ----------  ---------  ----------  ---------  ----------
  Company Total             $  58,281      11,945   $   48,031     10,782  $   21,501      6,241
                            ==========  ==========  =========  ==========  =========  ==========

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

     Gain on Sale of Loans. Champion Receivables Corporation ("CRC") a "bankruptcy remote entity" is the Company's wholly-owned special purpose securitization subsidiary. During the first quarter of 1996, the Company initiated a Securitization Program under which CRC sells securities backed by contracts to SunAmerica. Under the Securitization Program, CRC assigns and transfers the contracts to separate trusts (the "Trusts") pursuant to Pooling and Servicing Agreements (the "Pooling Agreements"). Pursuant to the Pooling Agreements, Class A certificates and subordinated Class B Certificates are issued to CRC. CRC then sells the Class A Certificates to SunAmerica or its nominees. The transferred contracts are serviced by Champion Acceptance Corporation ("CAC"), another subsidiary of the Company. As a requirement to obtain a "BBB" rating from Standard & Poors, CRC is required to provide a credit enhancement by establishing and maintaining a cash spread account for the benefit of the certificate holders. The Company makes an initial cash deposit into the spread account, ranging from 3% to 4% of the initial underlying finance receivables principal balance and pledges this cash to the Trusts. The Company is also required to then make additional deposits from the residual cash flow (through the trustees) to the spread account as necessary to attain and maintain the spread account at a specified percentage, ranging from 6.0% to 8.0%, of the underlying finance receivables principal balance. Distributions are not made to CRC on the Class B Certificates unless the spread account has the required balance, the required periodic payments to the Class A Certificate holders are current, and the trustee, servicer and other administrative costs are current. During 1996, the Company made initial spread account deposits totaling $2,630,000. Additional net deposits through the trustees during 1996 totaled $213,000 resulting in a total balance in the spread accounts of $2,843,000 as of December 31, 1996. In connection therewith, the specified spread account balance based upon the aforementioned specified percentages of the balances of the underlying portfolios as of December 31, 1996 was $3,941,000, resulting in additional funding requirements from future cash flows as of December 31, 1996 of $1,098,000. The additional funding requirement will decline as the trustees deposit additional cash flows into the spread accounts and as the principal balance of the underlying finance receivables declines.

     The contracts transferred to the Trusts were purchased by CRC from either CAC or Champion Financial Services ("CFS"), another subsidiary of the Company in "true sale" transactions pursuant to separate Purchase Agreements. The obligations of CAC, as servicer, pursuant to the Pooling Agreements, are guaranteed by the Company and certain other subsidiaries of the Company, other than CRC, CAC and CFS.

     The Company recognized a Gain on Sale of Loans equal to the difference between the yield earned on the contract portfolio securitized and the return on the securities sold. The amount of any Gain on Sale of Loans is based upon certain estimates, which may not subsequently be realized. To the extent that actual cash flows on a securitization are materially below estimates, the Company would be required to revalue the residual portion of the securitization which it retains, and record a charge to earnings based upon the reduction.

     The Company utilizes a number of estimates in arriving at the Gain on Sale of Loans. The estimated cash flows into the trusts were discounted with rates ranging from 16% to 25%. For contracts originated at Company Dealerships, net losses were estimated using total expected cumulative net losses at loan origination of approximately 25.0%, adjusted for actual cumulative net losses prior to securitization. For contracts purchased from Third Party Dealers, net losses were estimated using total expected cumulative net losses at loan origination of approximately 13.5%, adjusted for actual cumulative net losses prior to securitization. Losses are discounted at an assumed risk free rate. Prepayment rates were estimated to be 1.5% per month of the beginning of month balance. The assumptions utilized in prior securitizations may not necessarily be the same as those utilized in future securitizations, if any.

     Through December 31, 1996, the Company had securitized an aggregate of $68.2 million in contracts, issuing $53.5 million in securities to SunAmerica. Pursuant to these transactions, the Company reduced its Allowance for Credit Losses by $10.0 million during 1996 and retained a residual in the contract sold of $9.9 million at December 31, 1996. The Company also recorded Gain on Sale of Loans during 1996 of $4.4 million, net of expenses.

     During 1996, the Trusts issued certificates to SunAmerica at a weighted average yield of 8.38%, with the yields ranging from 8.15% to 8.62%, resulting in net spreads, after servicing and trustee fees, ranging from 12.56% to 17.40% and averaging 16.36%.

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

     Interest Expense. Interest expense decreased by 11.7% to $5.3 million in 1996 from $6.0 million in 1995, which was an increase of 100.0% from $3.0 million in 1994. The decrease in 1996, despite significant growth in Company assets, is the direct result of the two public offerings that were completed in 1996 which generated $79.4 million in cash, and the Company's Securitization Program which generated $39.0 million in cash from the sale of Finance Receivables which the Company utilized to pay down debt. Further, concurrent with the Company's initial public offering on June 21, 1996, the Company restructured its Subordinated Notes Payable reducing the borrowing rate on that debt from 18% to 10% per annum.

     Income Taxes. Income tax expense totaled $100,000 in 1996, up from zero in 1995. In 1994, the Company realized a tax benefit of $334,000. In 1996, the Company utilized all of the Valuation Allowance that existed against its deferred income tax assets as of December 31, 1995. Therefore, the Company anticipates incurring income tax expense in the future at the statutory income tax rates.

ALLOWANCE  FOR  CREDIT  LOSSES

     The Company has established an Allowance for Credit Losses ("Allowance") to cover anticipated credit losses on the contracts currently in its portfolio. The Allowance has been established through the Provision for Credit Losses on contracts originated at Company Dealerships, and through nonrefundable acquisition discounts and Provision for Credit Losses on contracts purchased from Third Party Dealers. The Allowance on contracts originated at Company Dealerships increased to 23.0% of outstanding principal balances as of December 31, 1996 compared to 21.9% as of December 31, 1995. The Allowance as a percentage of Third Party Dealer contracts increased to 12.7% from 7.2% over the same period. However, the Allowance as a percentage of the Company's combined contract portfolio decreased to 13.9% at December 31, 1996 from 17.7% at December 31, 1995 reflecting the fact that a greater portion of the Company's overall contract portfolio, is represented by contracts purchased from Third Party Dealers, for which a lower level of Allowance is required.

     The following table reflects activity in the Allowance, as well as information regarding charge off activity, for the years ended December 31, 1996 and 1995, in thousands.

                                                     YEARS ENDED DECEMBER 31,
                                          -------------------------
                                          COMPANY DEALERSHIPS    THIRD PARTY DEALERS
                                          --------------------  ---------------------
                                             1996       1995       1996       1995
                                          ----------  --------  ---------  ----------

Allowance Activity:
Balance, Beginning of Period              $   7,500   $ 6,050    $  1,000    $   159
Provision for Credit Losses                   9,658     8,359         153          -
Discount Acquired                                 -         -       8,963      1,660
Reduction Attributable to Loans Sold         (9,331)        -        (650)         -
Net Charge Offs                              (6,202)   (6,909)     (2,966)      (819)
                                          ----------  --------  ---------  ----------
Balance, End of Period                    $   1,625   $ 7,500    $  6,500    $  1,000
                                          ==========  ========  =========  ==========
Allowance as Percent of Period
  Ended Principal Balance                      23.0%     21.9%      12.7%        7.2%
                                          ==========  ========  =========  ==========
Charge off Activity:
Principal Balances:
  Collateral Recovered                    $   6,256   $ 6,686    $  3,618   $    806
  Collateral Not Recovered                    1,859     2,478         717        220
                                          ----------  --------  ---------  ----------
  Total Principal Balances                    8,115     9,164       4,335   $  1,026
  Accrued Interest                              487       653         123         59
  Recoveries, Net                            (2,400)   (2,908)     (1,492)      (266)
                                          ----------  --------  ---------  ----------
Net Charge Offs                           $   6,202   $ 6,909   $   2,966   $    819
                                          ==========  ========  =========  ==========
Net Charge Offs as % of Average
  Principal  Outstanding                       23.0%     24.0%      10.7%       11.9%
                                          ==========  ========  =========  ==========

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





         POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S ORIGINAL
                          AGGREGATE PRINCIPAL BALANCE

             MONTHLY PAYMENTS COMPLETED BY CUSTOMER  BEFORE CHARGE OFF
             ----------------------------------------------------------
                              0     3      6     12     18     24
                           -----  -----  -----  -----  -----  ----

1993:
1st Quarter                 6.6%  18.3%  26.6%  33.2%  35.1%  35.3%
2nd Quarter                 7.7%  18.4%  26.2%  30.6%  32.1%  32.3%
3rd Quarter                 8.5%  19.9%  25.2%  30.4%  31.5%  31.7%
4th Quarter                 7.1%  16.9%  23.4%  27.7%  28.9%  29.5%
1994:
1st Quarter                 3.5%  10.8%  14.3%  17.7%  19.3%  21.4%
2nd Quarter                 3.7%  11.3%  15.3%  19.7%  21.7%  22.8%
3rd Quarter                 3.5%   8.5%  12.9%  17.0%  19.4%  20.0%
4th Quarter                 2.9%   9.1%  13.3%  18.0%  20.1%     x
1995:
1st Quarter                 1.6%   8.3%  13.8%  18.2%  20.6%     -
2nd Quarter                 2.5%   7.9%  12.7%  17.2%     x      -
3rd Quarter                 1.9%   6.5%  11.3%  18.3%     -      -
4th Quarter                 1.1%   5.8%  11.0%     x      -      -
1996:
1st Quarter                 1.4%   7.6%  13.3%     -      -      -
2nd Quarter                 2.2%   9.3%     x      -      -      -
3rd Quarter                 1.5%     -      -      -      -      -

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

         POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S ORIGINAL
                          AGGREGATE PRINCIPAL BALANCE

             MONTHLY PAYMENTS COMPLETED BY CUSTOMER  BEFORE CHARGE OFF
             ----------------------------------------------------------
                         0     3     6     12   18  24
                       ----  ----  ----  ----  ---  ---
1995:
2nd Quarter            0.9%  4.1%  5.7%  7.8%   x   -
3rd Quarter            1.4%  4.0%  5.2%  7.0%   -   -
4th Quarter            1.0%  4.4%  6.8%    x    -   -
1996:
1st Quarter            0.8%  3.7%  6.9%    -    -   -
2nd Quarter            1.6%  6.3%    x     -    -   -
3rd Quarter            1.4%    -     -     -    -   -

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

     The Company's Net Cash Provided by Operating Activities increased by 10.1% from $6.3 million for 1995 to $7.0 in 1996, compared to an increase of 87.8% from $3.4 million in 1994. The increase was primarily due to increases in Net Earnings, and the Provision for Credit Losses, offset by an increase in Other Assets, and the Gain on Sale of Finance Receivables. The increase in 1995 over 1994 was primarily a result of a smaller increase in Inventory of $1.5 million, and an increase in Accounts Payable, Accrued Expenses and Other Liabilities of $2.0 million.

     Net Cash Used in Investing Activities decreased by 17.6% from $36.4 million in the year ended December 31, 1995 to $30.0 million in the year ended December 31, 1996. The decrease was due primarily to a net increase in Finance Receivables of $14.6 million and the $2.8 million used for the net increase in the securitization spread account (Investments Held in Trust), the deposit of $636,000 into a trust account and the $2.9 million increase used for the purchases of Property and Equipment. Gross deposits into the spread account by the trustees were $955,000 while gross disbursements from the spread account totaled $742,000 during 1996. Cash used in investing activities increased from 1994 to 1995 by $15.8 million or 76.8% primarily as a result of a net increase in Finance Receivables of $18.2 million offset by Property and Equipment additions of $2.1 million.

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

     The Revolving Facility contains covenants that, among other things, limit the Company's ability to, without GE Capital's consent: (i) incur additional indebtedness; (ii) make unsecured loans or other advances of money to officers, directors, employees, stockholders, or affiliates in excess of $25,000 in total; (iii) engage in securitization transactions (other than the Securitization Program with SunAmerica, for which GE Capital has consented);
(iv) merge with, consolidate with, acquire, or otherwise combine with any other person or entity, transfer any division or segment of its operations to another person or entity, or form new subsidiaries; (v) make any change in its capital structure; (vi) declare or pay dividends except in accordance with all applicable laws and not in excess of fifteen percent (15%) of each year's net earnings available for distribution; (vii) make certain investments and capital expenditures; and (viii) engage in certain transactions with affiliates. These covenants also require the Company to maintain specified financial ratios, including a debt ratio of 2.0 to 1 and a net worth of at least $75,000,000 and to comply with all laws relating to the Company's business. The Revolving Facility also provides that a transfer of ownership of the Company that results in less than 15.0% of the Company's voting stock being owned by Mr. Ernest C. Garcia II, will result in an event of default under the Revolving Facility.

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

     Convertible Note. In August 1995, the Company entered into a note purchase agreement with SunAmerica pursuant to which SunAmerica purchased a $3.0 million convertible subordinated note. The convertible note, which was due June 30, 1998, bore interest at a rate of 12.5%, payable quarterly, and was secured by a pledge of the Common Stock of the Company held by the Company's Chairman, Chief Executive Officer and principal stockholder.
Effective June 21, 1996, SunAmerica converted the note into Common Stock (444,444 shares at the initial public offering price of $6.75 per share). In return for the conversion, the Company granted SunAmerica a ten-year warrant to purchase 121,023 (as adjusted) shares of Common Stock at the initial public offering price per share and paid fees to SunAmerica totaling $150,000.

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

     In connection with its securitization transactions, the Company is required to make an initial cash deposit into an account held by the trustee (spread account) and to pledge this cash to the trust to which the finance receivables were sold. The trust in turn invests the cash in high quality liquid investment securities. In addition, the Company (through the trustee) deposits additional cash flows from the residual to the spread account as necessary to attain and maintain the spread account at a specified percentage of the underlying finance receivables principal balance. In the event that the cash flows generated by the finance receivables sold to the trust are insufficient to pay obligations of the trust, including principal or interest due to certificate holders or expenses of the trust, the trustee will draw funds from the spread account as necessary to pay the obligations of the trust. The spread account must be maintained at a specified percentage of the principal balances of the finance receivable held by the trust, which can be increased in the event delinquencies or losses exceed specified levels. If the spread account exceeds the specified percentage, the trustee will release the excess cash to the Company from the pledged spread account.

     Capital Expenditures and Commitments. The Company is pursuing an aggressive growth strategy. In the fourth quarter of 1996, the Company acquired the leasehold rights to an existing dealership in Las Vegas, Nevada, and has three other dealerships (one in Phoenix, Arizona and two in Albuquerque, New Mexico) currently under development. In addition, the Company opened thirteen new Branch Offices during the fourth quarter of 1996, and has recently completed expansion of its contract servicing and collection facility.

     In January 1997, the Company acquired selected operating assets of a group of companies engaged in the business of selling and financing used vehicles,  including  four dealerships located in the Tampa Bay/St. Petersburg
market.    See  Item  1.  "Business  -  Recent  Acquisitions."

     On April 1, 1997, the Company purchased substantially all of the assets of a company engaged in the business of selling and financing used motor vehicles, including seven dealerships in San Antonio and a contract portfolio of approximately $24.3 million. The purchase price for the acquisition was $26.3 million, subject to adjustment. The seven dealerships had sales in 1996 of approximately $22.5 million. The assets purchased have an unaudited book value of $28.1 million, exclusive of allowances on approximately $26.2 million of contract receivable principal balances. See Item 1. "Business - Recent Acquisitions." In addition to the facilities currently under development, the Company intends to open 15 or more new Branch Offices and three or more Company Dealerships through the end of 1997. The Company believes that it will expend approximately $50,000 to establish each new Branch Office. New Company Dealerships cost approximately $1.5 to $1.7 million to construct (excluding inventory). The Company intends to finance these expenditures through operating cash flows and supplemental borrowings, including amounts available under the Revolving Facility and Securitization Program.

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

     Poor  Creditworthiness  of  Borrowers;  High  Risk  of  Credit  Losses.
Substantially all of the contracts that the Company services are with Sub-Prime Borrowers. Due to their poor credit histories, Sub-Prime Borrowers are generally unable to obtain credit from traditional financial institutions, such as banks, savings and loans, credit unions, or captive finance companies owned by automobile manufacturers. The Company typically charges fixed interest rates ranging from 21.0% to 29.9% on contracts originated at Company Dealerships, while rates range from 17.6% to 29.9% on the Third Party Dealer contracts it purchases. In addition, the Company has established an Allowance for Credit Losses, which approximated 13.9% and 17.7% of contract principal balances for 1996 and 1995, respectively, to cover anticipated credit losses on the contracts currently in its portfolio. At December 31, 1996 and 1995, the principal balance of delinquent contracts as a percentage of total outstanding contract principal balances was 3.7% and 4.2%, respectively. The Company's net charge offs as a percentage of average principal outstanding for the years ended December 31, 1996 and 1995 were 16.7% and 21.7%, respectively. The Company believes its current Allowance for Credit Losses is adequate to absorb anticipated credit losses. However, no assurance can be given that the Company has adequately provided for, or will adequately provide for, such credit risks or that credit losses in excess of its Allowance for Credit Losses will not occur in the future. A significant variation in the timing of or increase in credit losses on the Company's portfolio would have a material adverse effect on the Company's profitability. See - Allowance for Credit Losses" and Item 1. "Business - Monitoring and Collections."

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

     The Company has initiated its Cygnet Dealer Program, pursuant to which the Company provides qualified Third Party Dealers with operating lines of credit secured by such dealers' retail installment contract portfolios. While the Company will require Third Party Dealers to meet certain minimum net worth and operating history criteria to be considered for inclusion in the Cygnet Dealer Program, the Company will, nevertheless, be extending credit to dealers who are not otherwise able to obtain debt financing from traditional lending institutions such as banks, credit unions, and major finance companies. Consequently, as with its other financing activities, the Company will be subject to a high risk of credit losses that could have a material adverse effect on the Company's financial condition and results of operations and on the Company's ability to meet its own financing obligations. Further, there can be no assurance that the Company will be able to obtain the financing necessary to fully implement the Cygnet Dealer Program. In addition, there can be no assurance that the Company will be successful in its efforts to expand its insurance services. See Item 1. "Business - Third Party Dealer Operations
- Collateralized Dealer Financing" and Item 1. "Business - Third Party Dealer Operations - Insurance Services."

     No Assurance of Successful Acquisitions. The Company has recently completed two acquisitions and intends to consider acquisitions of and alliances with other companies that could complement the Company's existing business. There can be no assurance that suitable acquisition or joint venture candidates can be identified, or that, if identified, any such transactions will be consummated. Furthermore, there can be no assurance that the Company will be able to integrate successfully such acquired businesses, including those recently acquired into its existing operations, which could increase the Company's operating expenses in the short-term and materially and
adversely  affect  the  Company's  results  of  operations.    Moreover,  any
acquisition by the Company may result in potentially dilutive issuances of equity securities, the incurrance of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Acquisitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations. See
Item  1.  "Business  -  Recent  Acquisitions."

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

     Like the sale of used cars, the business of purchasing and servicing contracts originated from the sale of used cars to Sub-Prime Borrowers is highly fragmented and very competitive. In recent years, several consumer finance  companies  have  completed  public  offerings  in  order to raise the capital necessary to fund expansion and support increased purchases of contracts. These companies have increased the competition for the purchase of contracts, in many cases purchasing contracts at prices that the Company believes are not commensurate with the associated risk. There are numerous financial services companies serving, or capable of serving, this market, including traditional financial institutions such as banks, savings and loans, credit unions, and captive finance companies owned by automobile manufacturers, and other non-traditional consumer finance companies, many of which have significantly greater financial and other resources than the Company. Increased competition may cause downward pressure on the interest rates the Company charges on contracts originated by its Company Dealerships or cause the Company to reduce or eliminate the nonrefundable acquisition discount on the contracts it purchases from Third Party Dealers, which could have a material adverse effect on the Company's profitability. See Item 1. "Business - Competition."

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

     Industry Considerations. In recent periods, several major used car finance companies have announced major downward adjustments to their financial statements, violations of loan covenants, related litigation and other events. In addition, one of these companies has filed for bankruptcy protection. These announcements have had and may continue to have a disruptive effect on the market for securities of sub-prime automobile finance companies, are expected to result in a tightening of credit to the sub-prime markets and could lead to enhanced regulatory oversight. Furthermore, companies in the used car financing market have been subject to an increasing number of class action lawsuits brought by customers alleging violations of various federal and state consumer credit and similar laws and regulations. Although the Company is not currently subject to any such lawsuits, no assurance can be given that such claims will not be asserted against the Company in the future or that the Company's operations will not be subject to enhanced regulatory oversight. See "- Regulation, Supervision & Licensing."

     Need to Establish and Maintain Relationships with Third Party Dealers. The Company enters into nonexclusive agreements with Third Party Dealers, which may be terminated by either party at any time, pursuant to which the Company purchases contracts originated by such dealers that meet the Company's established terms and conditions. Pursuant to the Cygnet Dealer Program, the Company enters into financing agreements with qualified Third Party Dealers. The Company's Third Party Dealer financing activities depend in large part upon its ability to establish and maintain relationships with such dealers. While the Company believes that it has been successful in developing and maintaining relationships with Third Party Dealers in the markets that it currently serves, there can be no assurance that the Company will be successful in maintaining or increasing its existing Third Party Dealer base, that such dealers will continue to generate a volume of contracts comparable to the volume of contracts historically generated by such dealers, or that any such dealers will become involved in the Cygnet Dealer Program. See Item 1. "Business - Third Party Dealer Operations" and Item 1. "Business - Collateralized Dealer Program."

     Geographic Concentration. Company Dealership operations are currently concentrated in Arizona, Florida, Nevada and Texas. In addition, a majority of the Company's Branch Offices are located in Arizona, Texas, Florida, and Indiana. Of the $109.9 million in total contracts serviced by the Company at December 31, 1996, approximately $66.8 million were originated in Arizona. Because of this concentration, the Company's business may be adversely affected in the event of a downturn in the general economic conditions existing in the Company's primary markets. See Item 1. "Business - Company Dealership Operations" and Item 1. "Business - Third Party Dealer Operations."

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

     Impact of Usury Laws. The Company typically charges fixed interest rates ranging from 21.0% to 29.9% on the contracts originated at Company Dealerships, while rates range from 17.6% to 29.9% on the Third Party Dealer contracts it purchases. Currently, a significant portion of the Company's used car sales activities are conducted in, and a significant portion of the contracts the Company services are originated in, Arizona, which does not impose limits on the interest rate that a lender may charge. However, the Company has expanded, and will continue to expand, its operations into states that impose usury limits, such as Florida and Texas. The Company attempts to mitigate these rate restrictions by purchasing contracts originated in these states at a higher discount. The Company's inability to achieve adequate discounts in states imposing usury limits would adversely affect the Company's planned expansion and its results of operations. There can be no assurance that the usury limitations to which the Company is or may become subject or that additional laws, rules, and regulations that may be adopted in the future will not adversely affect the Company's business. See Item 1. "Business - Regulation, Supervision, and Licensing."

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

                  UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                  -------------------------
                                                       1996          1995
                                                  ---------------  --------
                                                          (in thousands)
ASSETS
Cash and Cash Equivalents                         $       18,455   $ 1,419
Finance Receivables:
  Held for Investment                                     52,188    49,226
  Held for Sale                                            7,000         -
                                                  ---------------  --------
        Principal Balances, Net                           59,188    49,226
  Less: Allowance for Credit Losses                       (8,125)   (8,500)
                                                  ---------------  --------
        Finance Receivables, Net                          51,063    40,726
                                                  ---------------  --------
Residuals in Finance Receivables Sold                      9,889         -
Investments Held in Trust                                  3,479         -
Inventory                                                  5,752     6,329
Property and Equipment, Net                               20,652     7,797
Goodwill and Trademarks, Net                               2,150       269
Other Assets                                               6,643     4,250
                                                  ---------------  --------
                                                  $      118,083   $60,790
                                                  ===============  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable                                $        2,132   $   595
  Accrued Expenses and Other Liabilities                   6,728     5,557
  Notes Payable                                           12,904    35,201
  Subordinated Notes Payable                              14,000    14,553
                                                  ---------------  --------
     Total Liabilities                                    35,764    55,906
                                                  ---------------  --------
Stockholders' Equity:
  Preferred Stock                                              -    10,000
  Common Stock                                            82,612       127
  Accumulated Deficit                                       (293)   (5,243)
                                                  ---------------  --------
     Total Stockholders' Equity                           82,319     4,884
                                                  ---------------  --------
Commitments, Contingencies and Subsequent Events
                                                  $      118,083   $60,790
                                                  ===============  ========





See  accompanying  notes  to  Consolidated  Financial  Statements.

                  UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   YEARS ENDED DECEMBER 31,
                                      --------------------------------------
                                          1996         1995         1994
                                      -----------  -----------  -----------
                             (in thousands, except earnings per share amounts)
Sales of Used Cars                    $   53,768   $  47,824    $   27,768
Less:
  Cost of Used Cars Sold                  29,890      27,964        12,577
  Provision for Credit Losses              9,811       8,359         8,140
                                      -----------  -----------  -----------
                                          14,067      11,501         7,051
                                      -----------  -----------  -----------
Interest Income                           15,856      10,071         5,449
Gain on Sale of Loans                      4,434           -             -
                                      -----------  -----------  -----------
                                          20,290      10,071         5,449
                                      -----------  -----------  -----------
Servicing Income                             921           -             -
Other Income                                 650         308           556
                                      -----------  -----------  -----------
                                           1,571         308           556
                                      -----------  -----------  -----------
Income before Operating Expenses          35,928      21,880        13,056
Operating Expenses:
  Selling and Marketing                    3,585       3,856         2,402
  General and Administrative              19,538      14,726         9,141
  Depreciation and Amortization            1,577       1,314           777
                                      -----------  -----------  -----------
                                          24,700      19,896        12,320
                                      -----------  -----------  -----------
Income before Interest Expense            11,228       1,984           736
Interest Expense                           5,262       5,956         3,037
                                      -----------  -----------  -----------
Earnings (Loss) before Income Taxes        5,966      (3,972)       (2,301)
Income Taxes (Benefit)                       100           -          (334)
                                      -----------  -----------  -----------
Net Earnings (Loss)                   $    5,866  $   (3,972)   $   (1,967)
                                      ===========  ===========  ===========
Earnings (Loss) per Share             $     0.60  $    (0.67)   $    (0.35)
                                      ===========  ===========  ===========
Shares Used in Computation                 8,283       5,892         5,584
                                      ===========  ===========  ===========








See  accompanying  notes  to  Consolidated  Financial  Statements.

                  UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                (in thousands)

                                                                                     RETAINED          TOTAL
                                                                                     EARNINGS      STOCKHOLDERS'
                                          SHARES              AMOUNT               (ACCUMULATED       EQUITY
                                        ----------          -----------
                                        PREFERRED   COMMON   PREFERRED   COMMON      DEFICIT)        (DEFICIT)
                                        ----------  ------  -----------  -------  --------------  ---------------

Balances at December 31, 1993                   -    4,640  $        -   $     1  $         696   $          697
Issuance of Common Stock for  Purchase
  of Subsidiary                                 -      174           -        15              -               15
Issuance of Common Stock for Cash               -      708           -        61              -               61
Net Loss for the Year                           -        -           -         -         (1,967)          (1,967)
                                        ----------          -----------  -------  --------------  ---------------

Balances at December 31, 1994                   -    5,522           -        77         (1,271)          (1,194)
Issuance of Common Stock                        -       58           -        50              -               50
Conversion of Subordinated Notes
  Payable to Preferred Stock                1,000        -      10,000         -              -           10,000
Net Loss for the Year                           -        -           -         -         (3,972)          (3,972)
                                        ----------          -----------  -------  --------------  ---------------

Balances at December 31, 1995               1,000    5,580      10,000       127         (5,243)           4,884
Issuance of Common Stock for Cash               -    7,281           -    79,335              -           79,335
Conversion of Debt to Common  Stock             -      444           -     3,000              -            3,000
Issuance of Common Stock to Board of
  Directors                                     -       22           -       150              -              150
Redemption of Preferred Stock              (1,000)       -     (10,000)        -              -          (10,000)
Preferred Stock Dividends                       -        -           -         -           (916)            (916)
Net Earnings for the Year                       -        -           -         -          5,866            5,866
                                        ----------          -----------  -------  --------------  ---------------

Balances at December 31, 1996                   -   13,327  $        -   $82,612  $        (293)  $       82,319
                                        ==========          ===========  =======  ==============  ===============














See  accompanying  notes  to  Consolidated  Financial  Statements.

                      UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      DECEMBER 31,
                                                           -------------------------------------
                                                                1996          1995       1994
                                                           ---------------  ---------  ---------
                                                                        (in thousands)
Cash Flows from Operating Activities:
  Net Earnings (Loss)                                      $        5,866   $ (3,972)  $ (1,967)
     Adjustments to Reconcile Net Earnings (Loss) to Net
       Cash Provided by Operating Activities:
     Provision for Credit Losses                                    9,811      8,359      8,140
     Gain on Sale of Finance Receivables                           (4,434)         -          -
     Decrease (Increase) in Deferred Income Taxes                     249        449       (461)
     Depreciation and Amortization                                  1,577      1,314        777
     Decrease (Increase) in Inventory                                 577     (1,500)    (3,098)
     Finance Receivables Held for Sale                            (45,989)         -          -
     Proceeds from Sale of Finance Receivables                     38,989          -          -
     Increase in Other Assets                                      (3,150)      (529)      (294)
     Increase in Accounts Payable, Accrued Expenses, and
       Other Liabilities                                            2,949      3,035      1,064
     Increase (Decrease) in Income Taxes
       Receivable/Payable                                             534       (984)      (809)
     Other, Net                                                         -        169         25
                                                           ---------------  ---------  ---------
          Net Cash Provided by Operating Activities                 6,979      6,341      3,377
                                                           ---------------  ---------  ---------
Cash Flows from Investing Activities:
  Increase in Finance Receivables                                 (67,803)   (53,023)   (27,196)
  Collections of Finance Receivables                               49,201     19,795     12,202
  Increase in Investments Held in Trust                            (3,479)         -          -
  Purchase of Property and Equipment                               (6,111)    (3,195)    (5,334)
  Other, Net                                                       (1,809)         -       (270)
                                                           ---------------  ---------  ---------
          Net Cash Used in Investing Activities                   (30,001)   (36,423)   (20,598)
                                                           ---------------  ---------  ---------
Cash Flows from Financing Activities:
  Additions to Notes Payable                                        1,000     22,259      9,942
  Repayments of Notes Payable                                     (28,610)         -     (2,027)
  Net Issuance (Repayment) of Subordinated Notes
     Payable                                                         (553)     6,262      9,350
  Redemption of Preferred Stock                                   (10,000)         -          -
  Proceeds from Issuance of Common Stock                           79,435          5         61
  Other, Net                                                       (1,214)     2,807        (16)
                                                           ---------------  ---------  ---------
          Net Cash Provided by Financing Activities                40,058     31,333     17,310
                                                           ---------------  ---------  ---------
Net Increase in Cash and Cash Equivalents                          17,036      1,251         89
Cash and Cash Equivalents at Beginning of Year                      1,419        168         79
                                                           ---------------  ---------  ---------
Cash and Cash Equivalents at End of Year                   $       18,455   $  1,419   $    168
                                                           ===============  =========  =========
Supplemental Statement of Cash Flows Information:
  Interest Paid                                            $        5,144   $  5,890   $  3,031
                                                           ===============  =========  =========
  Income Taxes Paid                                        $          450   $    535   $    960
                                                           ===============  =========  =========
  Conversion of Note Payable to Common Stock               $        3,000   $      -   $      -
                                                           ===============  =========  =========
  Purchase of Property and Equipment with Notes Payable    $        8,313   $      -   $      -
                                                           ===============  =========  =========
  Purchase of Property and Equipment with Capital Leases   $           57   $    792   $    399
                                                           ===============  =========  =========

See  accompanying  notes  to  Consolidated  Financial  Statements.

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

  Revenue  Recognition

     Interest income is recognized using the interest method. Direct loan origination costs related to contracts originated at company dealerships are deferred and charged against finance income over the life of the related installment sales contract as an adjustment of yield. Pre-opening and start-up costs incurred on third party dealer branch offices are deferred and charged to expense over a twelve month period. The accrual of interest is suspended if collection becomes doubtful, generally 90 days past due, and is resumed when the loan becomes current. Interest income also includes income on the Company's residual interests from its Securitization Program.

     Revenue from the sales of used cars is recognized upon delivery, when the sales contract is signed and the agreed-upon down payment has been received.

  Residuals in Finance Receivables Sold, Investments Held in Trust, and Gain on Sale of Loans

     In 1996, the Company initiated a Securitization Program under which it sells (securitizes), on a non-recourse basis, finance receivables to a trust which uses the finance receivables to create asset backed securities (A certificates) which are remitted to the Company in consideration for the sale. The Company then sells senior certificates to third party investors and retains subordinated certificates (B certificates). In consideration of such sale, the Company receives cash proceeds from the sale of certificates collateralized by the finance receivables and the right to future cash flows under the subordinated certificates (residual in finance receivables sold, or residual) arising from those receivables to the extent not required to make payments on the A certificates sold to a third party or to pay associated costs.

     Residuals in finance receivables result from the sale of finance receivables on which the Company retains servicing rights and the excess cash flows on the A certificates, including any excess cash flows on the B certificates. The residual is determined by computing the difference between the weighted average yield of the finance receivables sold and the yield to the certificate purchaser, adjusted for the normal servicing fee based on the agreements between the Company and the investor and further adjusted for anticipated prepayments, repossessions, liquidations, and charge offs.

     The Company is required to make an initial deposit into an account held by the trustee (spread account) and to pledge this cash to the trust to which the finance receivables were sold. The trustee in turn invests the cash in highly liquid investment securities. In addition, the Company (through the trustee) deposits additional cash flows from the residual to the spread account as necessary to attain and maintain the spread account at a specified percentage of the underlying finance receivable principal balances. These deposits are classified as Investments Held in Trust.

     To the extent that the performance of the underlying finance receivable portfolio differs from the Company's original estimates, the Company's residual will be adjusted quarterly, with corresponding charges against income in the period in which the adjustment is made. Such evaluations are performed on a security by security basis, for each certificate or spread account retained by the Company.

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

     The Company uses one of the most widely used option pricing models, the Black-Scholes model (the Model), for purposes of valuing its stock option grants. The Model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions, including the expected stock price volatility, expected dividend yields, the risk free interest rate, and the expected life. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options.


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

(3)    FINANCE  RECEIVABLES  AND  ALLOWANCE  FOR  CREDIT  LOSSES

     A summary of Net Finance Receivables at December 31, 1996 and 1995 follows (in thousands):

                                                       DECEMBER 31,
                                               -------------------------
                                                    1996         1995
                                               --------------  ---------
Contractually Scheduled Payments               $      77,982   $ 66,425
Less: Unearned Finance Income                        (19,701)   (18,394)
                                               --------------  ---------
Installment Sales Contract Principal Balances         58,281     48,031
Add:   Accrued Interest Receivable                       718        613
   Loan Origination Costs, Net                           189        582
                                               --------------  ---------
Principal Balances, Net                               59,188     49,226
Less:   Allowance for Credit Losses                   (8,125)    (8,500)
                                               --------------  ---------
Finance Receivables, Net                       $      51,063   $ 40,726
                                               ==============  =========

Held for Investment                            $      52,188   $ 49,226
Held for Sale                                          7,000          -
                                               --------------  ---------
                                                      59,188     49,226
Less: Allowance for Credit Losses                     (8,125)    (8,500)
                                               --------------  ---------
                                               $      51,063   $ 40,726
                                               ==============  =========

     Allowance for Credit Losses as a percent of principal balances totaled 13.9% and 17.7% at December 31, 1996 and 1995, respectively.

     The  changes  in  the  Allowance  for  Credit  Losses for the years ended
December  31,  1996,  1995  and  1994  follow  (in  thousands):

                                                    DECEMBER 31,
                                        --------------------------------
                                            1996        1995      1994
                                        -----------  ---------  --------
Balances,  Beginning  of  Year          $    8,500   $  6,209   $  2,876
  Provision  for  Credit  Losses             9,811      8,359      8,140
  Allowance  Acquired  from  Discount        8,963      1,660        579
  Net  Charge  Offs                         (9,168)    (7,728)     (5,386)
  Sale  of  Finance  Receivables            (9,981)         -          -
                                        -----------  ---------  --------
Balances,  End  of  Year                $    8,125 $    8,500   $  6,209
                                        ===========  =========  ========

(4)    RESIDUALS  IN  FINANCE  RECEIVABLES  SOLD

     The valuation of the Residual in Finance Receivables Sold as of December 31, 1996 totaled $9,889,000 which represents the present value of the Company's interest in the anticipated future cash flows of the underlying portfolio, discounted at rates ranging from 16% to 25%, after taking into consideration anticipated prepayments and net charge offs. For contracts originated at Company Dealerships, net losses were estimated using total expected cumulative net losses at loan origination of approximately 25.0%, adjusted for actual cumulative net losses prior to securitization. For contracts purchased from Third Party Dealers, net losses were estimated using total expected cumulative net losses at loan origination of approximately 13.5%, adjusted for actual cumulative net losses prior to securitization. Losses are discounted at an assumed risk free rate. Prepayment rates were estimated to be 1.5% per month of the beginning of month balance.

     At December 31, 1996, the Company serviced Finance Receivables totaling $51,663,000 which serves as collateral on $40,770,000 in senior certificates issued to one investor. Approximately 89% of these finance receivables were originated in the state of Arizona.

     The future net charge offs taken into consideration in arriving at the residual of $9,889,000 totaled $7,593,000 at December 31, 1996. This represents 14.70% of the underlying finance receivables of $51,663,000 at December 31, 1996.

(5)    INVESTMENTS  HELD  IN  TRUST

     In connection with its securitization transactions, the Company is required to provide a credit enhancement to the investor. The Company makes an initial cash deposit, ranging form 3% to 4% of the initial underlying finance receivables principal balance, of cash into an account held by the trustee (spread account) and pledges this cash to the trust to which the finance receivables were sold and then makes additional deposits from the residual cash flow (through the trustee) to the spread account as necessary to attain and maintain the spread account at a specified percentage, ranging from 6.0% to 8.0%, of the underlying finance receivables principal balance.

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

          During 1996, the Company made initial spread account deposits totaling $2,630,000. Additional net deposits through the trustee during 1996 totaled $213,000 resulting in a total balance in the spread accounts of $2,843,000 as of December 31, 1996. In connection therewith, the specified spread account balance based upon the aforementioned specified percentages of the balances of the underlying portfolios as of December 31, 1996 was $3,941,000, resulting in additional funding requirements from future cash flows as of December 31, 1996 of $1,098,000. The additional funding requirement will decline as the trustee deposits additional cash flows into the spread account and as the principal balance of the underlying finance receivables declines.

     In connection with certain other agreements, the Company has deposited a total of $636,000 in an interest bearing trust account.


(6)    PROPERTY  AND  EQUIPMENT

     A summary of Property and Equipment as of December 31, 1996 and 1995 follows (in thousands):

                                                     DECEMBER 31,
                                                ------------------------
                                                     1996         1995
                                                --------------  --------
Land                                            $       7,811   $    15
Buildings and Leasehold Improvements                    5,699     5,143
Furniture and Equipment                                 5,696     3,401
Software Development Costs                                693       533
Vehicles                                                  156       133
Construction in Process                                 3,536        11
                                                --------------  --------
                                                       23,591     9,236
Less Accumulated Depreciation and Amortization         (2,939)   (1,439)
                                                --------------  --------
Property and Equipment, Net                     $      20,652   $ 7,797
                                                ==============  ========

     No Interest Expense was capitalized in 1996. Interest Expense capitalized in 1995 and 1994 totaled $54,000 and $142,000, respectively

(7)    GOODWILL  AND  TRADEMARKS

     In October, 1996, the Company acquired the operating lease and a loan portfolio of a used car dealership. In connection with this acquisition, the Company recorded goodwill totaling $1,944,000.

     A summary of Trademarks as of December 31, 1996 and 1995 follows (in thousands):

                            DECEMBER 31,
                          ---------------
                            1996    1995
                          -------  ------
Original Cost             $  581   $ 581
Accumulated Amortization    (375)   (312)
                          -------  ------
Trademarks, Net           $  206   $ 269
                          ========  ======

     Amortization expense relating to Trademarks totaled $63,000 for each of the years ended December 31, 1996, 1995 and 1994.

(8)    OTHER  ASSETS

     A summary of Other Assets as of December 31, 1996 and 1995 follows (in thousands):

                                         DECEMBER 31,
                                      ----------------
                                         1996    1995
                                      --------  ------
Note Receivable                       $  1,063  $    -
Pre-opening and Startup Costs            1,242       -
Escrow Deposits                            900       -
Prepaid Expenses                           796     643
Deferred Income Taxes                      676     925
Income Taxes Receivable                    316     850
Property and Equipment Held for Sale         -   1,086
Other Assets                             1,650     746
                                      --------  ------
                                      $  6,643  $4,250
                                      ========  ======

(9)    ACCRUED  EXPENSES  AND  OTHER  LIABILITIES

     A summary of Accrued Expenses and Other Liabilities as of December 31, 1996 and 1995 follows (in thousands):

              DECEMBER 31,
             -------------
               1996     1995
             --------  ------
Sales Taxes  $  2,904  $2,258
Others          3,824   3,299
             --------  ------
             $  6,728  $5,557
             ========  ======

     In connection with the retail sale of vehicles, the Company is required to pay sales taxes to certain government jurisdictions. The Company has elected to pay these taxes using the "cash basis", which requires the Company to pay the sales tax obligation for a sale transaction as principal is collected over the life of the related finance receivable contract.

(10)    NOTES  PAYABLE

     A  summary  of  Notes  Payable  at  December  31,  1996 and 1995 follows:

                                                                               DECEMBER 31,
                                                                            ------------------
                                                                               1996      1995
                                                                            ----------  -------
                                                                               (in thousands)
50,000,000 revolving loan with a finance company, interest payable daily at 30 day LIBOR (5.40% at December 31, 1996) plus 3.60% through
September 1997, at which time the Company retains the right to extend the loan for one additional year, secured by substantially all assets
of the Company                                                              $    4,602  $32,201

Two notes payable to a finance company totaling $7,450,000, monthly interest payable at the prime rate (8.25% at December 31, 1996) plus
1.50% through January 1998; thereafter, monthly payments of $89,000 plus interest through January 2002 when balloon payments totaling
3,282,000 are due, secured by first deeds of trust and assignments of
rents on certain real property                                                   7,444        -

3,000,000 note payable to an insurance company, interest payable quarterly at 12.5% per annum. Converted to common stock concurrent with
with the Company's initial public offering in 1996                                   -    3,000

Others bearing interest at rates ranging from 9% to 11% due through April
2007, secured by certain real property and certain property and
equipment                                                                          858        -
                                                                            ----------  -------
          Total                                                             $   12,904  $35,201
                                                                            ==========  =======

     The aforementioned revolving loan agreement contains various reporting and performance covenants including the maintenance of certain ratios, limitations on additional borrowings from other sources, restrictions on certain operating activities, and a restriction on the payment of dividends under certain circumstances. The Company was in compliance with the covenants at December 31, 1996 and 1995.

     A summary of future minimum principal payments required (assuming the Company exercises its right to extend the revolving loan through September
1998) under the aforementioned notes payable as of December 31, 1996 follows (in thousands):

            DECEMBER 31, 1996
            ------------------
1997        $               86
1998                     5,673
1999                     1,169
2000                     1,179
2001                     1,191
Thereafter               3,606
            ------------------
            $           12,904
            ==================

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


(12)    INCOME  TAXES

     Income tax expense (benefit) amounted to $100,000, zero and $(334,000) for the years ended December 31, 1996, 1995 and 1994, respectively (an effective tax rate of 1.7%, 0% and 14.5%, respectively). A reconciliation between taxes computed at the federal statutory rate of 34% and at the effective tax rate on earnings (loss) before income taxes follows (in thousands):

                                                  DECEMBER 31,
                                            -------------------------
                                              1996     1995     1994
                                            -------  --------  ------
Computed "Expected" Tax Expense (Benefit)   $ 2,028  $(1,350)  $(782)
State Income Taxes, Net of Federal Effect        41        -     (30)
Change in Valuation Allowance                (2,315)   1,418     897
Other, Net                                      346      (68)   (419)
                                            --------  -------  ------
                                            $   100   $    -   $(334)
                                            ========   ======  ======

     Components of income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 follow (in thousands):

            CURRENT    DEFERRED    TOTAL
           ---------  ----------  -------
1996:
  Federal  $   (149)  $     187   $   38
  State           -          62       62
           ---------  ----------  -------
           $   (149)  $     249   $  100
           =========  ==========  =======

1995:
  Federal  $   (449)  $     449   $    -
  State           -           -        -
           ---------  ----------  -------
           $   (449)  $     449   $    -
           =========  ==========  =======

1994:
  Federal  $     79   $    (367)  $ (288)
  State          48         (94)     (46)
           ---------  ----------  -------
           $    127   $    (461)  $ (334)
           =========  ==========  =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995 are presented below (in thousands):

                                                             DECEMBER 31,
                                                         -------------------
                                                           1996       1995
                                                         ---------  --------
Deferred Tax Assets:
  Finance Receivables, Principally Due to the Allowance
    for Credit  Losses                                   $    131   $ 2,987
  Federal and State Income Tax Net Operating Loss
    Carryforwards                                             995       317
  Residual in Finance Receivables                             140         -
  Other                                                       279       443
                                                         ---------  --------
  Total Gross Deferred Tax Assets                           1,545     3,747
  Less: Valuation Allowance                                     -    (2,315)
                                                         ---------  --------
          Net Deferred Tax Assets                           1,545     1,432
                                                         ---------  --------
Deferred Tax Liabilities:
  Acquisition Discount                                       (112)        -
  Software Development Costs                                 (192)      (96)
  Other Assets                                               (490)        -
  Loan Origination Fees                                       (75)     (198)
  Inventory                                                     -      (213)
                                                         ---------  --------
     Total Gross Deferred Tax Liabilities                    (869)     (507)
                                                         ---------  --------
          Net Deferred Tax Asset                         $    676   $   925
                                                         =========  ========

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

A  summary  of  the  net  operating loss carryforwards follows (in thousands):

YEAR OF EXPIRATION  FEDERAL    STATE
------------------  --------  -------
              2000       -   $ 1,927
              2001       -     1,616
              2006     633         -
              2011   1,616         -
                   --------  --------
                     2,249   $ 3,543
                   ========  ========

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

     A summary of future minimum lease payments required under noncancelable operating leases with remaining lease terms in excess of one year as of December 31, 1996 follows (in thousands):

                 DECEMBER 31, 1996
                 ------------------
1997             $            1,788
1998                          1,547
1999                          1,190
2000                            533
2001                            378
Thereafter                      104
                 ------------------
          Total  $            5,540
                 ==================

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

                                                  DECEMBER 31,
                                         ---------------------------
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

     A  summary  of  the  aforementioned  stock  plan  follows:

                                       WEIGHTED
                                       AVERAGE
                                      PRICE PER
                             NUMBER     SHARE
                            --------  ----------
Balance December 31, 1994         -            -
Granted                     459,000   $     1.72
Forfeited                   (17,000)        2.16
                            --------  ----------
Balance, December 31, 1995  442,000         1.70
Granted                     539,000        13.41
Forfeited                   (30,000)        3.26
Exercised                   (39,000)        1.00
                            --------  ----------
Balance, December 31, 1996  912,000   $     8.60
                            ========  ==========

     A  summary  of  stock  options  granted  at  December  31,  1996 follows:

                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                   ----------------------------------------------  --------------------------
                   NUMBER        WEIGHTED-AVG.     WEIGHTED-AVG.   NUMBER        WEIGHTED-AVG.
RANGE OF           OUTSTANDING   REMAINING         EXERCISE        EXERCISABLE   EXERCISE
EXERCISE PRICES    AT 12/31/96   CONTRACTUAL LIFE  PRICE           AT 12/31/96   PRICE
-----------------  ------------  ----------------  --------------  ------------  ------------
 $.50 to $1.00         130,000      8.0 years      $         0.86            -  $          -
 $1.50 to $2.60        247,000      8.5 years      $         2.16       51,000          2.15
 $3.45 to $9.40        192,000      9.5 years      $         6.73            -             -
 $11.88 to $17.69      343,000     10.0 years      $        17.22            -             -
                   ------------                    --------------  ------------  ------------
                       912,000                     $         8.60       51,000  $       2.15
                   ============                    ==============  ============  ============

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

                                                           COMPANY         THIRD
                                            COMPANY       DEALERSHIP       PARTY       CORPORATE
                                          DEALERSHIPS    RECEIVABLES    RECEIVABLES    AND OTHER    TOTAL
                                        ---------------  ------------  -------------  -----------  --------
                                                                (in thousands)
December 31, 1996:
  Sales of Used Cars                    $       53,768   $          -  $          -   $        -   $ 53,768
  Less: Cost of Cars Sold                       29,890              -             -            -     29,890
           Provision for Credit Losses           9,658              -           153            -      9,811
                                        ---------------  ------------  -------------  -----------  --------
                                                14,220              -          (153)           -     14,067
  Interest Income                                    -          8,426         7,259          171     15,856
  Gain on Sale of Loans                              -          3,925           509            -      4,434
  Other Income                                     195            921             -          455      1,571
                                        ---------------  ------------  -------------  -----------  --------
     Income before Operating
       Expenses                                 14,415         13,272         7,615          626     35,928
                                        ---------------  ------------  -------------  -----------  --------
  Operating Expenses:
     Selling and Marketing                       3,568              -             -           17      3,585
     General and Administrative                  8,295          3,042         3,955        4,246     19,538
     Depreciation and Amortization                 318            769           195          295      1,577
                                        ---------------  ------------  -------------  -----------  --------
                                                12,181          3,811         4,150        4,558     24,700
                                        ---------------  ------------  -------------  -----------  --------
Income before Interest Expense          $        2,234   $      9,461  $      3,465   $   (3,932)  $ 11,228
                                        ===============  ============  =============  ===========  ========
Capital Expenditures                    $        4,530   $        455  $        621   $      505   $  6,111
                                        ===============  ============  =============  ===========  ========
Identifiable Assets                     $       20,698   $     12,775  $     45,558   $   39,052   $118,083
                                        ===============  ============  =============  ===========  ========
December 31, 1995:
  Sales of Used Cars                    $       47,824   $          -  $          -   $        -   $ 47,824
  Less: Cost of Cars Sold                       27,964              -             -            -     27,964
           Provision for Credit Losses           8,359              -             -            -      8,359
                                        ---------------  ------------  -------------  -----------  --------
                                                11,501              -             -            -     11,501
  Interest Income                                    -          8,227         1,844            -     10,071
  Other Income                                       -              -             -          308        308
                                        ---------------  ------------  -------------  -----------  --------
     Income before Operating
       Expenses                                 11,501          8,227         1,844          308     21,880
                                        ---------------  ------------  -------------  -----------  --------
  Operating Expenses:
     Selling and Marketing                       3,856              -             -            -      3,856
     General and Administrative                  8,210          2,681         1,163        2,672     14,726
     Depreciation and Amortization                 279            479            89          467      1,314
                                        ---------------  ------------  -------------  -----------  --------
                                                12,345          3,160         1,252        3,139     19,896
                                        ---------------  ------------  -------------  -----------  --------
Income before Interest Expense          $         (844)  $      5,067  $        592   $   (2,831)  $  1,984
                                        ===============  ============  =============  ===========  ========
Capital Expenditures                    $        1,195   $      1,561  $        216   $      223   $  3,195
                                        ===============  ============  =============  ===========  ========
Identifiable Assets                     $       11,452   $     32,187  $     13,419   $    3,732   $ 60,790
                                        ===============  ============  =============  ===========  ========

                                                            COMPANY         THIRD
                                            COMPANY       DEALERSHIP        PARTY       CORPORATE
                                          DEALERSHIPS     RECEIVABLES    RECEIVABLES    AND OTHER    TOTAL
                                        ---------------  ------------  -------------  -----------  --------
                                                                     (in thousands)
December 31, 1994:
  Sales of Used Cars                    $        27,768  $          -   $          -   $        -   $27,768
  Less: Cost of Cars Sold                        12,577             -              -            -    12,577
           Provision for Credit Losses            7,190           834            116            -     8,140
                                        ---------------  ------------  -------------  -----------  --------
                                                  8,001          (834)          (116)           -     7,051
  Interest Income                                     -         4,683            766            -     5,449
  Other Income                                        -             -              -          556       556
                                        ---------------  ------------  -------------  -----------  --------
     Income before Operating
       Expenses                                   8,001         3,849            650          556    13,056
                                        ---------------  ------------  -------------  -----------  --------
  Operating Expenses:
     Selling and Marketing                        2,263             -              -          139     2,402
     General and Administrative                   5,069         1,631            240        2,201     9,141
     Depreciation and Amortization                  131           159             64          423       777
                                        ---------------  ------------  -------------  -----------  --------
                                                  7,463         1,790            304        2,763    12,320
                                        ---------------  ------------  -------------  -----------  --------
Income before Interest Expense          $           538  $      2,059   $        346   $   (2,207)  $   736
                                        ===============  ============  =============  ===========  ========
Capital Expenditures                    $         3,905  $        757   $        302   $      370   $ 5,334
                                        ===============
Identifiable Assets                     $         8,788  $     16,764   $      1,558   $    2,601   $29,711
                                        ===============



(21)    QUARTERLY  FINANCIAL  DATA  -  UNAUDITED

     A summary of the quarterly data for the years ended December 31, 1996 and 1995 follows:


                                         FIRST        SECOND      THIRD     FOURTH
                                        QUARTER       QUARTER    QUARTER    QUARTER    TOTAL
                                    ---------------  ---------  ---------  --------  --------
                                                        (in thousands)
1996:
  Total Revenue                     $       19,396   $ 20,081   $ 18,259   $ 17,893   $75,629
                                    ===============  =========  =========  =========  ========
  Income before Operating Expenses           8,442      9,005      8,741      9,740    35,928
                                    ===============  =========  =========  =========  ========
  Operating Expenses                         5,694      6,296      5,522      7,188    24,700
                                    ===============  =========  =========  =========  ========
  Income before Interest Expense             2,716      2,721      3,157      2,634    11,228
                                    ===============  =========  =========  =========  ========
  Net Earnings                      $        1,065   $  1,083   $  1,967   $  1,751   $ 5,866
                                    ===============  =========  =========  =========  ========
  Earnings Per Share                $         0.13   $   0.13   $   0.19   $   0.14   $  0.60
                                    ===============  =========  =========  =========  ========

1995:
  Total Revenues                    $       11,546   $ 14,975   $ 16,944   $ 14,738   $58,203
                                    ===============  =========  =========  =========  ========
  Income before Operating Expenses           4,628      5,601      5,858      5,793    21,880
                                    ===============  =========  =========  =========  ========
  Operating Expenses                         3,970      4,646      5,366      5,914    19,896
                                    ===============  =========  =========  =========  ========
  Income before Interest Expense               658        955        492       (121)    1,984
                                    ===============  =========  =========  =========  ========
  Net Loss                          $         (465)  $   (283)  $ (1,169)  $ (2,055)  $(3,972)
                                    ===============  =========  =========  =========  ========
  Loss Per Share                    $        (0.08)  $  (0.05)  $  (0.20)  $  (0.35)  $ (0.67)
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

           ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions of management is set forth under the caption "Certain Transactions and Relationships" in the 1997 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

 ITEM 14 -  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                                  ON FORM 8-K

(a)          CONSOLIDATED  FINANCIAL  STATEMENTS.

     The following consolidated financial statements of Ugly Duckling Corporation, are filed as part of this Form 10-K.

                                                                                   Page
                                                                                   ----

Independent Auditors' Report                                                         31

Consolidated Financial Statements and Notes thereto of Ugly Duckling Corporation:

Consolidated Balance Sheets - December 31, 1996 and 1995                             32

Consolidated Statements of Operations - for the years ended December 31, 1996,
 1995, and 1994                                                                      33

Consolidated Statements of Stockholders' Equity - for the years ended
 December 31, 1996, 1995, and 1994                                                   34

Consolidated Statements of Cash Flows - for the years ended December 31, 1996,
 1995, and 1994                                                                      35

Notes to Consolidated Financial Statements                                           36


     All schedules have been omitted because they are not applicable, not required, or the information has been disclosed in the consolidated financial
statements  and  related  notes  or  otherwise    in  the  form  10K.

(b)          REPORTS  ON  FORM  8-K.

     No report on Form 8-K was filed during the last quarter of the period covered by this report.

(c)          EXHIBITS.

     The  following  exhibits  are  filed  as  part  of  this  Form  10-K.

EXHIBIT
NUMBER    DESCRIPTION
--------  -----------------------------------------------------------------------------------------------------
3.1       Certificate of Incorporation of the Registrant(1)
3.1(a)    Amendment to Certificate of Incorporation of the Registrant(1)
3.2       Bylaws of the Registrant(1)
3.2(a)    Amendment to Bylaws of the Registrant(1)
4.1       Certificate of Incorporation of the Registrant filed as Exhibit 3.1(1)
4.2       Series A Preferred Stock Agreement(1)
4.3       18% Subordinated Debenture of the Registrant issued to Verde Investments, Inc.(1)
4.4       18% Junior Subordinated Revolving Debenture of the Registrant issued to Verde Investments, Inc., as amended(1)
4.5       Convertible Note of the Registrant issued to SunAmerica Life Insurance Company(1)
4.6       Form of Certificate representing Common Stock(1)
4.7       Form of Warrant issued to Cruttenden Roth Incorporated as Representative of the several underwriters(1)
4.8       Form of Warrant issued to SunAmerica Life Insurance Company(1)
10.1      Motor Vehicle Installment Contract Loan and Security Agreement between the Registrant and General
          Electric Capital Corporation(1)
10.1(a)   Amendment to Motor Vehicle Installment Contract Loan and Security Agreement between the
          Registrant and General Electric Capital Corporation(1)
10.1(b)   Amendment to Motor Vehicle Installment Contract Loan and Security Agreement between the
          Registrant and General Electric Capital Corporation(1)
10.1(c)   Amendment No. 3 to Motor Vehicle Installment Contract Loan and Security Agreement between the
          Registrant and General Electric Capital Corporation(1)
10.1(d)   Amendment No. 4 to Motor Vehicle Installment Contract Loan and Security Agreement between the
          Registrant and General Electric Capital Corporation(1)
10.1(e)   Amendment No. 5 to Motor Vehicle Installment Contract Loan and Security Agreement between the
          Registrant and General Electric Capital Corporation(1)
10.1(f)   Amendment No. 6 to Motor Vehicle Installment Contract Loan and Security Agreement between the
          Registrant and General Electric Capital Corporation(2)
10.1(g)   Assumption and Amendment Agreement between the Registrant and General Electric Capital
          Corporation(2)
10.1(h)   Amendment No. 7 to Motor Vehicle Installment Contract Loan and Security Agreement between the
          Registrant and General Electric Capital Corporation (5)
10.2      Note Purchase Agreement between the Registrant and SunAmerica Life Insurance Company(1)
10.2(a)   First Amendment to Note Purchase Agreement between the Registrant and SunAmerica Life Insurance
          Company(1)
10.2(b)   Second Amendment to Note Purchase Agreement between the Registrant and SunAmerica Life
          Insurance Company(1)
10.2(c)   Third Amendment to Note Purchase Agreement between the Registrant and SunAmerica Life Insurance
          Company(1)
10.2(d)   Fourth Amendment to Note Purchase Agreement between the Registrant and SunAmerica Life
          Insurance Company(1)
10.2(e)   Commitment Letter entered into between the Registrant and SunAmerica Life Insurance Company(1)
10.2(f)   Letter Agreement regarding Note Conversion between the Registrant and SunAmerica Life Insurance
          Company(1)
10.3      Registration Rights Agreement between the Registrant and SunAmerica Life Insurance Company(1)
10.3(a)   Amended and Restated Registration Rights Agreement between the Registrant and SunAmerica Life
          Insurance Company(1)
10.4      Form of Pooling and Servicing Agreement relating to SunAmerica securitization program(1)
10.5      Form of Certificate Purchase Agreement relating to SunAmerica securitization program(1)
10.6      Form of Origination Agreement and Assignment relating to SunAmerica securitization program(1)
10.7      Form of Purchase Agreement and Assignment relating to SunAmerica securitization program(1)
10.8      Form of Servicing Guaranty relating to SunAmerica securitization program(1)
10.9      Ugly Duckling Corporation Long-Term Incentive Plan*
10.10     Employment Agreement between the Registrant and Ernest C. Garcia, II(1)*
10.11     Employment Agreement between the Registrant and Steven T. Darak(1)*
10.12     Employment Agreement between the Registrant and Wally Vonsh(1)*
10.13     Employment Agreement between the Registrant and Donald Addink(1)*
10.14     Lease Agreement between the Registrant and Camelback Esplanade Limited Partnership for corporate offices in Phoenix, Arizona(1)
10.15     Land Lease Agreement between the Registrant and Verde Investments, Inc. for property located at 5104
          West Glendale Avenue in Glendale, Arizona(1)
10.16     Building Lease Agreement between the Registrant and Verde Investments, Inc. for property and buildings located at 9630 and 9650 North 19th Avenue in Phoenix, Arizona (1)
10.17     Land Lease Agreement between the Registrant and Verde Investments, Inc. for  property located at 330
          North 24th Street in Phoenix, Arizona (1)
10.18     Land Lease Agreement between the Registrant and Verde Investments, Inc. for property located at 333
          South Alma School Road in Mesa, Arizona (1)
10.19     Lease Agreements between the Registrant and Blue Chip Motors, the Registrant   and S & S Holding
          Corporation and the Registrant and Edelman Brothers for  certain properties located at 3901 East
          Speedway Boulevard in Tucson,  Arizona (1)
10.20     Real Property Lease between the Registrant and Peter and Alva Keesal for property located at 3737
          South Park Avenue in Tucson, Arizona (1)
10.21     Land Lease Agreement between the Registrant and Verde Investments, Inc. for property located at 2301
          North Oracle Road in Tucson, Arizona (1)
10.22     Related Party Transactions Modification Agreement between the Registrant and Verde Investments,
          Inc. (1)
10.23     Sublease Agreement between the Registrant and Envirotest Systems Corp. for corporate offices in
          Phoenix, Arizona (1)
10.24     Form of Indemnity Agreement between the Registrant and its directors and officers(1)
10.25     Ugly Duckling Corporation 1996 Director Incentive Plan (1)*
10.26     Purchase Agreement, dated February 10, 1997 between the Registrant and Friedman Billings, Ramsey &
          Co., Inc. (4)
10.27     Agreement of Purchase and Sale of Assets dated as of December 31, 1996 (3)
10.28     Agreement of Purchase and Sale of Assets dated as of March 5, 1997 (5)
11        Earnings (Loss) per Share Computation (4)
22        List of Subsidiaries (4)
23        Independent Auditors' Consent
24.1      Power of Attorney of Robert J. Abrahams #
24.2      Power of Attorney of Christopher D. Jennings#
24.3      Power of Attorney of John N. MacDonough #
24.4      Power of Attorney of Arturo R. Moreno #
24.5      Power of Attorney of Frank P. Willey #

__________

(1)  Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration
     No. 333-3998), effective June 18, 1996.
(2)  Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration
     No. 333-13755), effective October 30, 1996.
(3)  Incorporated by reference to the Company's Current Report on Form 8-K, filed January 30, 1997.
(4)  Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration
     No. 333-22237).
(5)  Incorporated by reference to the Company's Annual Report on Form 10-K, filed on March 31, 1997.

*          Indicates  a  management  contract  or  compensation  plan.
#          Previously filed.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UGLY  DUCKLING  CORPORATION
                                         a  Delaware  corporation

                                 By:     /s/  Gregory B. Sullivan
                                         Gregory B. Sullivan
                                         President and Chief Operating Officer
                                         Date:    May  14,  1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature        Title                         Date
------------------------  ----------------------------  ------------

/s/  ERNEST C. GARCIA II  Chief Executive Officer and   May 14, 1997
------------------------
Ernest C. Garcia II       Director (Principal

/s/  STEVEN T. DARAK      Senior Vice President and     May 14, 1997
------------------------
Steven T. Darak           Chief Financial Officer
                          (Principal financial and
                          accounting officer)

                      *   Director                      May 14, 1997
------------------------
Robert J. Abrahams

                      *   Director                      May 14, 1997
------------------------
Christopher D. Jennings

                      *   Director                      May 14, 1997
------------------------
John N. MacDonough

                      *   Director                      May 14, 1997
------------------------
Arturo R. Moreno

                      *   Director                      May 14, 1997
------------------------
Frank P. Willey


*  By:   /s/  Gregory B. Sullivan
         Gregory B. Sullivan
         Attorney-in-Fact