Form 10-Q
period 1997-03-31
UGLY DUCKLING CORP
filed 1997-05-15
CIK 1012704

                        THIS REPORT HAS BEEN FILED WITH
                    THE SECURITIES AND EXCHANGE COMMISSION
                                  VIA EDGAR
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
-------------------------------------------------------------------------------
                                   FORM 10-Q

[  X  ]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                      OR
[     ]          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED

                                MARCH 31, 1997

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

                         Yes    X                  No
                              -----                    -----
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

At May 13, 1996, there were 18,441,564 shares of Common Stock, $0.001 par value, outstanding.

This document serves both as a resource for analysts, shareholders, and other interested persons, and as the quarterly report on Form 10-Q of Ugly Duckling Corporation (Company) to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.

                           UGLY DUCKLING CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS

                        Part I.  - FINANCIAL STATEMENTS



                                                                         Page
Item 1.     FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets - March 31, 1997 and December 31,
 1996                                                                       3
Condensed Consolidated  Statements of Operations - Three Months Ended
 March 31, 1997 and March 31, 1996                                          4
Condensed Consolidated Statements of Cash Flows - Three  Months Ended
 March 31, 1997 and March 31, 1996                                          5
Notes to Condensed Consolidated Financial Statements                        6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION  AND RESULTS OF OPERATIONS                                       8



Part II. -  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .    21

Item 2.    CHANGES IN SECURITIES                                           21

Item 3.    DEFAULTS UPON SENIOR SECURITIES                                 21

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             21

Item 5.    OTHER INFORMATION                                               21

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                21


SIGNATURES                                                               S-1


Exhibit 11                                                               i
Exhibit 27                                                               ii
Exhibit 99                                                               iii

                  UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                            MARCH 31, DECEMBER 31,
                                              1997      1996
                                           ---------  ---------
                                               (in thousands)
                           ASSETS
Cash and Cash Equivalents                  $ 73,237   $ 18,455
Finance Receivables:
  Held for Investment                        39,790     52,188
  Held for Sale                              30,000      7,000
                                           ---------  ---------
        Principal Balances, Net              69,790     59,188
  Less: Allowance for Credit Losses         (15,442)    (8,125)
                                           ---------  ---------
        Finance Receivables, Net             54,348     51,063
                                           ---------  ---------
Residuals in Finance Receivables Sold        16,823      9,889
Investments Held in Trust                     6,339      3,479
Inventory                                     9,270      5,752
Property and Equipment, Net                  24,996     20,652
Goodwill and Trademarks, Net                  8,590      2,150
Other Assets                                 12,473      6,643
                                           ---------  ---------
                                           $206,076   $118,083
                                           =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable                         $  1,858   $  2,132
  Accrued Expenses and Other Liabilities      9,575      6,728
  Notes Payable                               8,400     12,904
  Subordinated Notes Payable                 12,000     14,000
                                           ---------  ---------
     Total Liabilities                       31,833     35,764
                                           ---------  ---------
Stockholders' Equity:
  Common Stock                              171,274     82,612
  Retained Earnings (Accumulated Deficit)     2,969       (293)
                                           ---------  ---------
     Total Stockholders' Equity             174,243     82,319
                                           ---------  ---------

                                           $206,076   $118,083
                                           =========  =========








 See  accompanying  notes  to  Condensed  Consolidated  Financial  Statements.

                    UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except earnings per common share - Unaudited)
                Three Months Ended March 31, 1997 and 1996
                                                               1997     1996
                                                              -------  -------
Sales of Used Cars                                            $18,211  $15,081
Less:
  Cost of Used Cars Sold                                        9,164    8,348
  Provision for Credit Losses                                   3,981    2,606
                                                              -------  -------
                                                                5,066    4,127
                                                              -------  -------

Interest Income                                                 6,440    3,662
Gain on Sale of Finance Receivables                             4,579      539
                                                              -------  -------
                                                               11,019    4,201
                                                              -------  -------

Other Income                                                    1,504      114
                                                              -------  -------
Income before Operating Expenses                               17,589    8,442

Operating Expenses                                             11,406    5,726
                                                              -------  -------

Operating Income                                                6,183    2,716

Interest Expense                                                  769    1,651
                                                              -------  -------

Earnings before Income Taxes                                    5,414    1,065

Income Taxes                                                    2,152        -
                                                              -------  -------

Net Earnings                                                  $ 3,262  $ 1,065
                                                              =======  =======

Earnings per Share                                            $  0.20  $  0.13
                                                              =======  =======

Shares Used in Computation                                     16,579    5,892
                                                              =======  =======








See  accompanying  notes  to  Condensed  Consolidated  Financial  Statements.

                  UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                                  1997       1996
                                                                ---------  ---------
                                                                  (in thousands)
Cash Flows from Operating Activities:
  Net Earnings                                                  $  3,262   $  1,065
     Adjustments to Reconcile Net Earnings to Net
       Cash Provided by Operating Activities:
     Provision for Credit Losses                                   3,981      2,606
     Gain on Sale of Finance Receivables                          (4,579)      (539)
     Finance Receivables Held for Sale                           (47,876)         -
     Proceeds from Sale of Finance Receivables                    49,400          -
     Decrease in Deferred Income Taxes                               573          -
     Depreciation and Amortization                                   603        332
     Decrease (Increase) in Inventory                               (719)       124
     Decrease (Increase) in Other Assets                          (4,294)        33
     Increase in Accounts Payable, Accrued Expenses, and
       Other Liabilities                                           1,180      1,085
     Increase in Income Taxes
       Receivable/Payable                                          1,564        417
     Other, Net                                                        1         (1)
                                                                ---------  ---------
          Net Cash Provided by Operating Activities                3,096      5,124
                                                                ---------  ---------
Cash Flows from Investing Activities:
  Increase in Finance Receivables                                      -    (23,482)
  Collections of Finance Receivables                              11,341     10,079
  Proceeds from Sale of Finance Receivables                            -      9,937
  Increase in Investments Held in Trust                           (2,861)      (625)
  Purchase of Property and Equipment                              (4,150)      (533)
  Payment for Purchase of Assets of Seminole Finance Co.          (3,449)         -
  Other, Net                                                      (1,384)        26
                                                                ---------  ---------
          Net Cash Used in Investing Activities                     (503)    (4,598)
                                                                ---------  ---------
Cash Flows from Financing Activities:
  Repayments of Notes Payable                                    (34,404)      (362)
  Net Issuance (Repayment) of Subordinated Notes
     Payable                                                      (2,000)      (553)
  Proceeds from Issuance of Common Stock                          88,662          -
  Other, Net                                                         (69)      (366)
                                                                ---------  ---------
          Net Cash Provided by (Used In) Financing Activities     52,189     (1,281)
                                                                ---------  ---------
Net Increase (Decrease) in Cash and Cash Equivalents              54,782       (755)
Cash and Cash Equivalents at Beginning of Period                  18,455      1,419
                                                                ---------  ---------
Cash and Cash Equivalents at End of Period                      $ 73,237   $    664
                                                                =========  =========
Supplemental Statement of Cash Flows Information:
  Interest Paid                                                 $    843   $  1,661
                                                                =========  =========
  Income Taxes Paid                                             $     15   $      -
                                                                =========  =========
  Purchase of Property and Equipment with Capital Leases        $    211   $      -
                                                                =========  =========

See  accompanying  notes  to  Condensed  Consolidated  Financial  Statements.
                           UGLY DUCKLING CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE  1.        BASIS  OF  PRESENTATION
                -----------------------

The accompanying unaudited condensed consolidated financial statements of Ugly Duckling Corporation (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement
presentation.    In  the  opinion  of  management,  such  unaudited  interim information reflect all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet as of December 31, 1996 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.


NOTE  2.        SUMMARY  OF  PRINCIPAL  BALANCES,  NET
                --------------------------------------

Following is a summary of Principal Balances, Net, as of March 31, 1997 and December 31, 1996.

                              March 31,     December 31,
                                 1997           1996
                            --------------  -------------
                             (000 Omitted)  (000 Omitted)
  Principal Balances        $       68,757  $      58,281
  Add:  Accrued Interest               902            718
   Loan Origination Costs              131            189
                            --------------  -------------
  Principal Balances, Net   $       69,790  $      59,188
                            ==============  =============


NOTE  3.        COMMON  STOCK  EQUIVALENTS
                --------------------------

Net Earnings per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on
Exhibit  11  to  this  Quarterly  Report  on  Form  10-Q.

NOTE  4.        RECLASSIFICATIONS
                -----------------

Certain reclassifications have been made to previously reported information to conform to the current presentation.


NOTE  5.        SUBSEQUENT  EVENT
                -----------------

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



                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward looking statements. Additional written or oral forward looking statements may be made by the
Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. Such statements may include, but not be limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional risk factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in Exhibit 99 which is attached hereto and incorporated by reference into this Quarterly Report of Form 10-Q.

INTRODUCTION

     General. The Company commenced its used car sales and finance operations with the acquisition of two Company Dealerships in 1992. During 1993, the Company acquired three additional Company Dealerships. In 1994, the Company constructed and opened four new Company Dealerships that were built specifically to meet the Company's new standards of appearance, reconditioning capabilities, size, and location. During 1994, the Company closed one Company Dealership because the facility failed to satisfy these new standards and, at the end of 1995, closed its Gilbert, Arizona dealership. In January 1997, the Company acquired selected assets of a group of companies engaged in the business of selling and financing used motor vehicles, including four dealerships located in the Tampa Bay/St. Petersburg market.

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

In April 1995, the Company initiated an aggressive plan to expand the number of contracts purchased from its Third Party Dealer network. By March 31, 1997, the Company had 42 branch offices in 13 states. This expansion enabled the Company to leverage its existing infrastructure and increase its contract portfolio much more quickly than it could through the expansion of its Company Dealerships. The Company is in the process of further expanding its Third Party Dealer operations and diversifying its earning asset base by implementing the Cygnet Dealer Program pursuant to which the Company provides Third Party Dealers with operating credit lines secured by the dealers' retail installment contract portfolios.

In 1996 the Company completed an initial public offering and a secondary offering in which it sold common stock for a total of $82.3 million. In February 1997, the Company completed a private placement of common stock for a total of $88.7 million, net of expenses.

     On January 15, 1997, the Company acquired substantially all of the assets of Seminole Finance Corporation and related companies ("Seminole") in exchange for approximately $2.5 million in cash and assumption of $29.9 million in debt. The combination of the Company's audited consolidated statement of operations for the year ended December 31, 1996 and Seminole's audited combined statement of operations for the same period (as if the Seminole acquisition had taken place on January 1, 1996) results in a combined net loss for the year ended December 31, 1996 of $(3.6) million. These pro forma results are not necessarily indicative of the future results of operations of the Company or the results that would have been obtained had the Seminole acquisition occurred on January 1, 1996. In addition, the pro forma results are not intended to be a projection of future results. The Company expects the results of operations in 1997 for the assets acquired from Seminole to differ materially from 1996 results because the Company's management intends to significantly alter the type of vehicles sold at the newly acquired car dealerships, the methodology by which the acquired operations acquire, recondition, and market used cars, and the methodology by which the related finance receivables are underwritten and collected, which management believes will result in the acquired operations being profitable in 1997. Furthermore, Seminole's audited combined statement of operations for 1996 was impacted by several factors that are not expected to have an impact on future operations. Such factors were related to the deterioration of its loan portfolio, which the Company believes resulted from poor underwriting and ineffective collection efforts. First, due to the deterioration of its loan portfolio in 1996, Seminole recorded a total of $7.1 million in provision for credit losses. Second, the deterioration of its loan portfolio also reduced its borrowing capacity, thereby reducing Seminole's liquidity. As a result, in order to raise cash, Seminole sold vehicles at substantially lower margins and sold a portfolio of notes in December 1996 for a loss of approximately $1.5 million.

The following discussion and analysis provides information regarding the Company's consolidated financial position as of March 31, 1997 and December 31, 1996, and its results of operations for the three month periods ended March 31, 1997 and 1996.

Growth in Finance Receivables. As a result of the Company's rapid expansion, contract receivables serviced increased by 53.9% to $169.1 million at March 31, 1997 (including $100.4 million in contracts serviced under the Company's Securitization Program) from $109.9 million at December 31, 1996.

The following tables reflect the growth in contract originations by Company Dealerships and contract purchases from Third Party Dealers as well as the period end balances measured in terms of the principal amount and the number of contracts.

                         TOTAL CONTRACTS ORIGINATED/PURCHASED
                      (in thousands, except number of contracts)
                                  THREE MONTHS ENDED MARCH 31,
                     ---------------------------------------------
                             1997                 1996
                     ---------------------  ---------------------
                     PRINCIPAL    NO. OF    PRINCIPAL    NO. OF
                       AMOUNT    CONTRACTS    AMOUNT    CONTRACTS
                     ----------  ---------  ----------  ---------

Company Dealerships  $   47,345      9,063  $   13,635     1,986
Third Party Dealers      41,510      7,538       7,186     1,268
                     ----------  ---------  ----------  ---------
  Total              $   88,855     16,601  $   20,821     3,254
                     ==========  =========  ==========  =========


                                   TOTAL CONTRACTS OUTSTANDING
                            (in thousands, except number of contracts)
                                 THREE MONTHS ENDED        YEAR ENDED
                           ----------------------  ---------------------
                             MARCH 31,1997         DECEMBER 31, 1996
                            ---------------------  ---------------------
                            PRINCIPAL    NO. OF    PRINCIPAL    NO. OF
                              AMOUNT    CONTRACTS    AMOUNT    CONTRACTS
                            ----------  ---------  ----------  ---------
Company Dealerships         $   80,749      16,125  $   49,066     9,615
Third Party Dealers             88,385      17,797      60,878    12,942
                            -----------  ---------  -----------  --------
Total Portfolio Serviced    $  169,134      33,922  $  109,944    22,557
                            -----------  ---------  -----------  --------
Less Portfolio Securitized
  and Sold                    (100,377)    (19,628)    (51,663)  (10,612)
                            -----------  ---------  -----------  --------
  Company Total             $   68,757      14,294  $   58,281    11,945
                            ===========  =========  ===========  ========

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

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Sales of Used Cars. Sales of Used Cars increased by 20.5% to $18.2 million for the three month period ended March 31, 1997 from $15.1 million for the three month period ended March 31, 1996. This growth reflects increases in the number of used car dealerships in operation, and average unit sales price. Units sold increased by 16.7% to 2,472 units in the three month period ended March 31, 1997 from 2,119 units in the three month period ended March 31, 1996. Same store unit sales were down by an average of 34 units per location. This is due to the increased emphasis on underwriting at the Company Dealerships, particularly one dealership where unit sales decreased by 310 units or 45.3% for the three month period ended March 31, 1997 compared to the same period in 1996.

     The average sales price per car increased by 3.5% to $7,367 for the three month period ended March 31, 1997 from $7,117 for the three month period ended March 31, 1996.

     Cost of Used Cars Sold and Gross Margin. The Cost of Used Cars Sold increased by 10.8% to $9.2 million for the three month period ended March 31, 1997 from $8.3 million for the three month period ended March 31, 1996. On a per unit basis, the Cost of Used Cars Sold decreased by 5.8% to $3,709 for the three month period ended March 31, 1997 from $3,939 for the three month period ended March 31, 1996. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) increased by 34.3% to $9.0 million for the three month period ended March 31, 1997 from $6.7 million for the three month period ended March 31, 1996. As a percentage of sales, the gross margin was 49.7% and 44.7% for the three month periods ended March 31, 1997 and 1996, respectively. On a per unit basis, the gross margin per car sold was $3,660 and $3,178 for the for the three month periods ended March 31, 1997 and 1996, respectively.

     Provision for Credit Losses. A high percentage of Company Dealership customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off the remaining principal balance due. As a result, the Company recognizes a Provision for Credit Losses in order to establish an Allowance for Credit Losses sufficient to absorb anticipated future losses. The Provision for Credit Losses increased by 53.9% to $4.0 million in the three month period ended March 31, 1997 over $2.6 million for the three month period ended March 31, 1996. This includes an increase of $720,000 in the Provision for Credit Losses in the three month period ended March 31, 1997 for third party receivables over the three month period ended March 31, 1996 when the Company recorded no Provision for Credit Losses for third party receivables. On a percentage basis, the Provision for Credit Losses per unit originated at Company Dealerships increased by 17.8% to $1,545 per unit in the three month period ended March 31, 1997 over $1,312 per unit in the three month period ended March 31, 1996. As a percentage of contract balances originated, the Provision for Credit Losses averaged 20.0% and 19.1%, for the three month periods ended March 31, 1997 and 1996, respectively.

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

     Company Dealership Receivables-Interest Income increased by 19.2% to $3.1 million for the three month period ended March 31, 1997 from $2.6 million for the three month period ended March 31, 1996. Interest Income was affected by sales of $73.3 million in contract principal balances pursuant to the Securitization Program, including sales of $15.1 million in contract principal balances in the quarter ended March 31, 1997, and will continue to be affected in future periods by additional securitizations. A primary element of the Company's sales strategy is to provide financing to customers with poor credit histories who are unable to obtain automobile financing through traditional sources. The Company financed 89.4% of sales revenue and 85.4% of the used cars sold at Company Dealerships for the three month period ended March 31, 1997 compared to 90.4% of sales revenue and 93.7% of the used cars sold for the three month period ended March 31, 1996. The average amount financed increased to $7,715 for the three month period ended March 31, 1997 from $6,866 for the three month period ended March 31, 1996. The effective yield on Finance Receivables from Company Dealerships was 28.0%, for each of the three month periods ended March 31, 1997 and 1996, respectively. The Company operated 14 and 7 dealerships at March 31, 1997 and 1996, respectively.

     Third Party Dealer Receivables - Interest Income increased by 200.0% to $3.3 million for the three month period ended March 31, 1997 from $1.1 million in the three month period ended March 31, 1996. Interest Income was affected by sales of $55.6 million in contract principal balances pursuant to the Securitization Program, including sales of $45.6 million in contract principal balances in the quarter ended March 31, 1997, and will continue to be effected in future periods by additional securitizations. Interest income has increased in conjunction with the increases in Third Party Dealer contracts purchased and outstanding. As noted above, the Company began to significantly expand its Third Party Dealer branch office operations in April 1995. Further, subsequent to June 30, 1995, as a result of its migration to higher quality contracts and expansion into markets with interest rate limits, the Company's yield on its Third Party Dealer contract portfolio has trended downward. Portfolio yield was 25.3%, and 26.9%, for the three month periods ended March 31, 1997 and 1996, respectively. The Company operated 42 and 10 branch offices at March 31, 1997 and 1996, respectively.

     Gain on Sale of Finance Receivables. Champion Receivables Corporation ("CRC"), a "bankruptcy remote entity" is the Company's wholly-owned special
purpose  securitization  subsidiary.   During  the  first quarter of 1996, the
Company initiated a Securitization Program under which CRC sells securities backed by contracts to SunAmerica Life Insurance Company ("SunAmerica"). Under the Securitization Program, CRC assigns and transfers the contracts to separate trusts (the "Trusts") pursuant to Pooling and Servicing Agreements (the
"Pooling   Agreements").   Pursuant   to   the  Pooling  Agreements,  Class  A
Certificates and subordinated Class B Certificates are issued to CRC. CRC then sells the Class A Certificates to SunAmerica or its nominees. The transferred contracts are serviced by Champion Acceptance Corporation ("CAC"), another subsidiary of the Company. To obtain a "BBB" rating from Standard & Poors, CRC is required to provide a credit enhancement by establishing and maintaining a cash spread account for the benefit of the certificate holders. The Company makes an initial cash deposit into the spread account, ranging from 3% to 4% of the initial underlying finance receivables principal balance and pledges this cash to the Trusts. The Company is also required to then make additional deposits from the residual cash flow (through the trustees) to the spread account as necessary to attain and maintain the spread account at a specified percentage, ranging from 6.0% to 8.0%, of the underlying finance receivables principal balance. Distributions are not made to CRC on the Class B Certificates unless the spread account has the required balance, the required periodic payments to the Class A Certificate holders are current, and the trustee, servicer and other administrative costs are current.

During the three months ended March 31, 1997, the Company made initial spread account deposits totaling $1,973,000. Additional net deposits through the trustees during the three months ended March 31, 1997 totaled $610,000 resulting in a total balance in the spread accounts of $5,426,000 as of March 31, 1997. In connection therewith, the specified spread account balance, based upon the aforementioned specified percentages of the balances of the underlying portfolios, as of March 31, 1997 was $6,990,000, resulting in additional funding requirements from future cash flows as of March 31, 1997 of $1,564,000. The additional funding requirements will decline as the trustees deposit additional cash flows into the spread account and as the principal balance of the underlying finance receivables declines.

The contracts transferred to the Trusts were purchased by CRC from either CAC or Champion Financial Services ("CFS"), another subsidiary of the Company in "true sale" transactions pursuant to separate purchase agreements. The obligations of CAC, as servicer, pursuant to the Pooling Agreements are guaranteed by the Company and certain other subsidiaries of the Company, other than CRC, CAC, and CFS.

The Company recognizes a Gain on Sale of Finance Receivables equal to the difference between the yield earned on the contract portfolio securitized and the return on the securities sold. The amount of any Gain on Sale of Loans is based upon certain estimates, which may not subsequently be realized. To the extent that actual cash flows on a securitization are materially below estimates, the Company would be required to revalue the residual portion of the securitization which it retains, and record a charge to earnings based upon the reduction. The Company classifies the residuals as "held-to-maturity" securities in accordance with SFAS No. 115.


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

Through March 31, 1997, the Company had securitized an aggregate of $128.9 million in contracts, issuing $105.2 million in securities to SunAmerica. Pursuant to these transactions, the Company reduced its Allowance for Credit Losses by $7.3 million during the three months ended March 31, 1997 and retained a residual in the contracts sold of $16.8 million at March 31, 1997. The Company also recorded Gain on Sale of Loans during the three months ended March 31, 1997 of $4.6 million, net of expenses, compared to $539,000 for the same period in 1996. The gain on sale of loans as a percentage of principal balance securitized was 7.5% for both the Company Dealership portfolio securitized and for the Third Party Dealer portfolio securitized in the three month period ended March 31, 1997 compared to 4.1% for the Company Dealership portfolio securitized in the three month period ended March 31, 1996.

During the three months ended March 31, 1997, the Trusts issued certificates to Sun America at a weighted average yield of 8.18% with the yields ranging from 8.16% to 8.27%, resulting in net spreads, after servicing and trustee fees, ranging from 12.5% to 17.2%, and averaging 13.5%.

The Company's net earnings may fluctuate from quarter to quarter in the future as a result of the timing and size of its securitizations.

Other Income. Other Income consists primarily of servicing income, insurance premiums earned on force placed insurance policies, earnings on investments from the Company's cash and cash equivalents, and franchise fees from the
Company's  rent-a-car  franchisees.    This income increased by 1,216% to $1.5
million for three months ended March 31, 1997 from $114,000 for the three months ended March 31, 1996. The Company services the $128.9 million in contracts sold in the securitization for monthly fees ranging from .33% to
 .42% of beginning of period principal balances (4% to 5% annualized). Servicing Income for the three months ended March 31, 1997 increased to $598,000 from $54,000 in the three month period ended March 31, 1996. The significant increase is due to the increase in the principal balance of contracts being serviced pursuant to the Securitization Program. The increase is also due to the increase in insurance premium income of $127,000 and an
increase  in  earnings  on  investments  of  $435,000.   The Company no longer
actively  engages  in  the  rent-a-car  franchise  business.

Income before Operating Expenses. As a result of the Company's continued expansion, Income before Operating Expenses grew by 109.5% to $17.6 million for the three month period ended March 31, 1997 from $8.4 million for the three month period ended March 31, 1996. Interest Income on the loan portfolios and Gain on Sale of Loans were the primary contributors to the increase. The increase also reflects the growth of Sales of Used Cars.

Operating  Expenses.    Operating  Expenses  consist  of Selling and Marketing
Expenses,  General  and  Administrative  Expenses,  and  Depreciation  and
Amortization.

Selling and Marketing Expenses. For the three month periods ended March 31, 1997 and 1996, Selling and Marketing Expenses were comprised almost entirely of advertising costs and commissions relating to Company Dealership operations. Selling and Marketing Expenses increased by 50.0% to $1.5 million for the three month period ended March 31, 1997 from $1.0 million for the three month period ended March 31, 1996. As a percentage of Sales of Used Cars, these expenses averaged 8.4% and 6.9% for the three month periods ended March 31, 1997, and 1996, respectively. On a per unit sold basis, Selling and Marketing Expenses of Company Dealerships increased by 26.4% to $621 per unit for the three month period ended March 31, 1997 from $491 per unit for the three month period ended March 31, 1996. This increase is primarily due to increased marketing production costs, and an increase in marketing in the Tampa Bay/St. Petersburg market where the Company initially commenced operations in the three month period ended March 31, 1997, combined with a decrease in same store unit sales.

General and Administrative Expenses. General and Administrative Expenses increased by 111.4% to $9.3 million for the three month period ended March 31, 1997 from $4.4 million for the three month period ended March 31, 1996. These expenses represented 30.2%,and 22.4% of total revenues for three month periods ended March 31, 1997, and 1996, respectively. For the three month period ended March 31, 1997 approximately 34.9% of General and Administrative Expenses were attributable to Company Dealership sales, approximately 17.1% to the Company Dealership Receivables' financing activities, approximately 24.9% to Third Party Dealer activities, and approximately 23.1% to corporate overhead. For the three month period ended March 31, 1996, approximately 48.8% of General and Administrative Expenses were attributable to Company Dealership sales, approximately 18.2% to the Company Dealership Receivables' financing activities, approximately 13.0% to Third Party Dealer activities, and approximately 20.0% to corporate overhead. The increase in General and Administrative Expenses is a result of the Company's increased number of used car dealerships, and significant expansion of its Third Party Dealer financing operations as well as continued expansion of infrastructure to administer growth.

Depreciation  and  Amortization.    Depreciation  and Amortization consists of
depreciation and amortization on the Company's property and equipment and amortization of the Company's goodwill and trademarks. Depreciation and amortization increased by 81.6% to $603,000 for the three month period ended March 31, 1997 from $332,000 for the three month period ended March 31, 1996. The increase was due primarily to the increase in depreciation expense for the Company's Third Party Dealer Branch offices. For the three month period ended March 31, 1997, approximately 33.2% of these expenses were attributable to Company Dealership sales, approximately 34.2% to the Company Dealership receivables' financing activities, approximately 12.1% to Third Party Dealer activities, and approximately 20.5% to corporate overhead. For the three month period ended March 31, 1996, approximately 22.6% of these expenses were attributable to Company Dealership sales, approximately 53.3% to the Company Dealership receivables' financing activities, approximately 9.9% to Third Party Dealer activities, and approximately 14.2% to corporate overhead.

Interest Expense. Interest expense decreased by 54.8% to $769,000 in the three month period ended March 31, 1997 from $1.7 million in the three month period ended March 31, 1996. The decrease in 1997, despite significant growth in Company assets, is the direct result of the two public offerings that were completed in 1996, and a private placement that was completed in February of 1997 which generated, in the aggregate, approximately $168.1 million in cash, and the Company's Securitization Program which generated cash from the sale of Finance Receivables which the Company utilized to pay down debt. Further, concurrent with the Company's initial public offering on June 21, 1996, the Company restructured its Subordinated Notes Payable reducing the borrowing rate on that debt from 18% to 10% per annum.

Income Taxes. Income taxes totaled $2.2 million in the three month period ended March 31, 1997, an effective rate of 39.8%. In the three month period ended March 31, 1996, no income tax was incurred due to income tax benefits realized from the Company's reduction in its valuation allowance for deferred income tax assets.

ALLOWANCE  FOR  CREDIT  LOSSES

The Company has established an Allowance for Credit Losses ("Allowance") to cover anticipated credit losses on the contracts currently in its portfolio. The Allowance has been established through the Provision for Credit Losses on contracts originated at Company Dealerships, and through nonrefundable acquisition discounts and Provision for Credit Losses on contracts purchased from Third Party Dealers. The Allowance on contracts originated at Company Dealerships increased to 28.4% of outstanding principal balances as of March 31, 1997 compared to 23.0% as of December 31, 1996. The Allowance as a percentage of Third Party Dealer contracts increased to 17.1% from 12.7% over the same period. The Allowance as a percentage of the Company's combined contract portfolio increased to 22.1% at March 31, 1997 from 13.7% at December 31, 1996. The increase in reserves is primarily due to the acquisition of the portfolio in the Company's Florida acquisition and a bulk purchase of finance receivables at a discount.

The following table reflects activity in the Allowance, as well as information regarding charge off activity, for the three month periods ended March 31, 1997 and 1996, in thousands.


                                       COMPANY DEALERSHIPS  THIRD PARTY DEALERS
                                      --------------------  -------------------
                                       THREE MONTHS ENDED    THREE MONTHS ENDED
                                            MARCH 31,            MARCH 31,
                                      --------------------  -----------------
                                         1997       1996      1997     1996
                                      ---------  ---------  --------  -------
Allowance Activity:
Balance, Beginning of Period          $  1,626   $  7,500   $ 5,434   $1,000
Provision for Credit Losses              3,261      2,606       720        -
Discount Acquired                        9,033          -     6,418      721
Discount accreted to interest income         -          -      (642)       -
Reduction Attributable to Loans Sold    (3,100)    (1,658)   (4,235)       -
Net Charge Offs                         (1,597)    (2,048)   (1,476)    (371)
                                      ---------  ---------  --------  -------
Balance, End of Period                $  9,223   $  6,400   $ 6,219   $1,350
                                      =========  =========  ========  =======
Allowance as Percent of Period
  Ended Principal Balance                 28.4%       23.0%    17.1%     7.3%
                                      =========  =========  ========  =======
Charge off Activity:
Principal Balances:
  Collateral Recovered                $  2,140   $  2,252   $ 1,597   $  542
  Collateral Not Recovered                 123        462       464       91
                                      ---------  ---------  --------  -------
  Total Principal Balances               2,263      2,714     2,061      633
  Accrued Interest                           -        167         -       30
  Recoveries, Net                         (666)      (833)     (585)    (292)
                                      ---------  ---------  --------  -------
Net Charge Offs                       $  1,597   $  2,048   $ 1,476  $   371
                                      =========  =========  ========  =======
Net Charge Offs as % of Average
  Principal  Outstanding                   5.0%       5.8%      2.9%     2.2%
                                      =========  =========  ========  =======


     The Company's policy is to charge off contracts when they are deemed uncollectible, but in any event at such time as a contract is delinquent for 90 days.

Net Charge Offs - Company Dealerships. Net Charge Offs for contracts originated at Company dealerships in the three month period ended March 31, 1997 were 5.0% of the average principal balance outstanding compared to 5.8% in the three month period ended March 31, 1996.

Recoveries averaged 29.4% of principal balances charged off in the three month period ended March 31, 1997 compared to 30.7% in the three month period ended March 31, 1996.

The Company's net charge offs on contracts generated through certain of the Company Dealerships are favorably affected by a reduction in sales tax liability as a result of loan defaults.

Net Charge Offs - Third Party Dealers. Net Charge Offs for contracts purchased from Third Party Dealers in the three month period ended March 31, 1997 were 2.9% of the average principal balance outstanding compared to 2.2% in the three month period ended March 31, 1996. Prior to April 1995, the Company purchased from Third Party Dealers, at discounts of approximately 15.0% to 25.0%, contracts with average principal balances of approximately $4,000 bearing a typical APR of 29.9%. In April 1995 the Company significantly revised and expanded its Third Party Dealer program. Under the current program, which is aimed at more creditworthy borrowers, it purchases from Third Party Dealers, at discounts averaging approximately 11.0%, contracts with average principal balances of approximately $5,800 and bearing an average APR of 24.5%.

Recoveries averaged 28.4% of principal balances charged off on contracts purchased from Third Party Dealers in the three month period ended March 31, 1997 compared to 46.1% for the three month period ended March 31, 1996. The decrease is primarily due to the increase in the charge off of principal balances where no collateral has been recovered. The percentage of principal charged off with no recovery of collateral increased to 22.5% in the three months ended March 31, 997 from 14.4% in the comparable period in 1996.

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

Static Pool Analysis. To monitor contract performance, beginning in June 1995, the Company implemented "static pool" analysis for contracts originated since January 1, 1993. Static pool analysis is a monitoring methodology by which each month's originations and subsequent charge offs are assigned a unique pool and the pool performance is monitored separately. Improving or deteriorating performance is measured based on cumulative gross and net charge offs as a percentage of original principal balances, based on the number of complete payments made by the customer before charge off. The table below sets forth the cumulative net charge offs as a percentage of original contract cumulative balances, based on the quarter of origination and segmented by the number of payments made prior to charge off. For periods denoted by "x", the pools have not seasoned sufficiently to allow for computation of cumulative losses. For periods denoted by "-", the pools have not yet attained the indicated cumulative age. While the Company monitors its static pools on a monthly basis, for presentation purposes the information in the tables are presented on a quarterly basis.

Effective January 1, 1997, the Company retroactively implemented methodology to more reasonably compute "Monthly Payments Completed by Customer Before Charge Off" as it relates to loan balances charged off after final insurance settlements and on loans modified from their original terms. Resulting adjustments affect the timing of previously reported interim cumulative losses and do not impact ending cumulative losses. For loan balances charged off after insurance settlement principal reductions, the revised calculation method only gives credit for payments actually made by the customer and excludes credit for reductions arising from insurance proceeds. For modified loans, completed payments now reflect customer payments made both before and after the loan was modified. The numbers presented below reflect the adoption of the revised calculation method.

Currently reported cumulative losses may also vary from those previously reported due to ongoing collection efforts on charged off accounts and the difference between final proceeds on the liquidation of repossessed collateral versus original accounting estimates. Management believes that such variation will be insignificant.

  CONTRACTS  ORIGINATED  AT  COMPANY  DEALERSHIPS

The following table sets forth the cumulative net charge offs as a percentage of original contract cumulative balances, based on the quarter of origination and segmented by the number of monthly payments made prior to charge off.

  POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S
           ORIGINAL AGGREGATE PRINCIPAL BALANCE
MONTHLY PAYMENTS COMPLETED BY CUSTOMER  BEFORE CHARGE OFF
---------------------------------------------------------
              0      3      6     12     18     24
             ----  -----  -----  -----  -----  -----
1993:
1st Quarter  6.9%  18.7%  26.5%  31.8%  33.9%  35.1%
2nd Quarter  7.2%  18.9%  25.1%  29.4%  31.7%  32.1%
3rd Quarter  8.6%  19.5%  23.7%  28.5%  30.7%  31.6%
4th Quarter  6.3%  16.1%  21.6%  27.0%  28.9%  29.5%
1994:
1st Quarter  3.4%  10.0%  13.4%  18.1%  20.5%  21.2%
2nd Quarter  2.8%  10.5%  14.3%  19.8%  22.0%  22.5%
3rd Quarter  2.9%   8.2%  12.3%  16.6%  18.8%  19.7%
4th Quarter  2.4%   7.7%  11.3%  17.0%  20.0%  21.0%
1995:
1st Quarter  1.1%   7.4%  12.5%  17.8%  20.5%     x
2nd Quarter  1.7%   7.1%  12.2%  16.9%  19.8%     -
3rd Quarter  2.0%   7.1%  11.1%  18.1%     x      -
4th Quarter  1.2%   5.7%  10.9%  17.8%     -      -
1996:
1st Quarter  1.4%   7.5%  13.1%     x      -      -
2nd Quarter  2.2%   9.2%  14.0%     -      -      -
3rd Quarter  1.5%   7.3%     x      -      -      -
4th Quarter  1.6%     x      -      -      -      -
1997:
1st Quarter     x     -      -      -      -      -

     Analysis of portfolio delinquencies is also considered in evaluating the adequacy of the Allowance. Principal balances 31 to 60 days delinquent as a percentage of total outstanding contract principal balances totaled 2.3% as of March 31, 1997 and December 31, 1996. Principal balances 61 to 90 days delinquent as a percentage of total outstanding contract principal balances totaled 1.7% and 0.6% as of March 31, 1997 and December 31, 1996, respectively. In accordance with the Company's charge off policy, there are no accounts more than 90 days delinquent as of March 31, 1997 and December 31, 1996.

  CONTRACTS  PURCHASED  FROM  THIRD  PARTY  DEALERS

Non-refundable acquisition discount ("Discount") acquired totaled $6.4 million and $721,000 for the three month periods ended March 31, 1997 and 1996, respectively. The Discount, attributable to Third Party Dealer branch purchases, averaged 15.5% as a percentage of principal balances purchased in the three month period ended March 31, 1997, compared to 10.0% in the three month period ended March 31, 1996. Beginning in 1996, the Company expanded into markets with interest rate limits. While contractual interest rates on these contracts are limited by law, the Company has been able to purchase these contracts at a reasonably consistent effective yield and therefore Discounts have trended upward. The increase in the Discount as a percent of purchased contracts was due in large part to a bulk purchase of contracts in March 1997. The Discount for purchased contracts excluding bulk purchases totaled 11.6% in the three month period ended March 31, 1997.

The following table sets forth the cumulative net charge offs as a percentage of original contract cumulative balances, based on the quarter of origination and segmented by the number of monthly payments made prior to charge off.

  POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S
         ORIGINAL AGGREGATE PRINCIPAL BALANCE
MONTHLY PAYMENTS COMPLETED BY CUSTOMER  BEFORE CHARGE OFF
---------------------------------------------------------
               0      3      6     12     18      24
              ----  -----  -----  -----  -----  -----

1995:
2nd Quarter   0.9%   4.1%   5.7%    7.7%   9.4%    x
3rd Quarter   1.4%   3.9%   5.1%    6.9%     -     -
4th Quarter   1.0%   4.3%   6.8%    9.6%     x     -
1996:
1st Quarter   0.8%   3.7%   6.9%      x      -     -
2nd Quarter   1.6%   6.3%   9.7%      -      -     -
3rd Quarter   1.3%   6.1%     x       -      -     -
4th Quarter   1.3%     x      -       -      -     -
1997:
1st Quarter     x      -      -       -      -     -


     Beginning April 1, 1995, the Company initiated a new purchasing program for Third Party Dealer contracts which included an emphasis on higher quality contracts. As of March 31, 1995, the Third Party Dealer portfolio originated under the prior program had a principal balance of $2.0 million and has an immaterial remaining balance as of March 31, 1997. Static pool results under the prior program are not a material consideration for management evaluation of the current Third Party Dealer portfolio and thus, contract performance under this prior program has been excluded from the table above.

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

     Analysis of portfolio delinquencies is also considered in evaluating the adequacy of the Allowance. Principal balances 31 to 60 days delinquent as a percentage of total outstanding contract principal balances totaled 3.5% and 3.1% as of March 31, 1997 and December 31, 1996, respectively. Principal balances 61 to 90 days delinquent as a percentage of total outstanding contract principal balances totaled 1.9% and 1.1% as March 31, 1997 and December 31, 1996, respectively. In accordance with the Company's charge off policy there are no Third Party Dealer contracts more than 90 days delinquent as of March 31, 1997 and December 31, 1996.

     During 1996, the Company elected to extend the time period before repossession is ordered with respect to those customers who exhibit a willingness and capacity to bring their contracts current. As a result of this revised repossession policy, delinquencies increased slightly, as expected. Further, the Company underwent a conversion of its loan servicing system on February 1, 1997. In the opinion of management, delinquency was adversely effected by the conversion process due to the need for employees to completely acquaint themselves with the Company's new systems.

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

     The Company's Net Cash Provided by Operating Activities decreased by 39.2% to $3.1 million for the three month period ended March 31, 1997 from $5.1 in the three month period ended March 31, 1996. The decrease was primarily due to an increase in Other Assets, the Gain on Sale of Finance Receivables, and an increase in Finance Receivables Held for Sale offset by increases in Net Earnings, the Provision for Credit Losses, and proceeds from sale of finance receivables.

     The Net Cash Used in Investing Activities decreased by 89.1% to $503,000 in the three months ended March 31, 1997 from $4.6 million in the three months ended March 31, 1996. The decrease was due to a net increase in Finance Receivable activity of $14.8 million net of an increase in investments held in trust of $2.2 million, an increase in the purchase of property and equipment of $3.6 million, and the purchase of the assets of Seminole. Gross deposits into the spread account by the trustees were $2.8 million and $625,000 while gross disbursements from the spread account totaled $265,000 during the three months ended March 31, 1997. There were no disbursements from the spread account during the three months ended March 31, 1996.

     The Company's Net Cash Provided by / Used in Financing Activities increased to $52.2 million in the three months ended March 31, 1997 from ($1.3) million in the three months ended March 31, 1996. This increase was the result of the $88.7 million in proceeds from the Company's sale of common stock, net of the $34.4 million of repayment of Notes Payable and the repayment of subordinated notes payable of $2.0 million.

     Revolving Facility. The Company maintains a Revolving Facility with GE Capital that has a maximum commitment of up to $50.0 million. Under the Revolving Facility, the Company may borrow up to 65.0% of the principal balance of eligible Company Dealership contracts and up to 90.0% of the principal balance of eligible Third Party Dealer contracts. The Revolving Facility expires in September 1997, at which time the Company has the option to renew the Revolving Facility for one additional year. The facility is secured by substantially all of the Company's assets. As of March 31, 1997, the Company's borrowing capacity under the Revolving Facility was $50.0 million, the aggregate principal amount outstanding under the Revolving
Facility was $100,000, and the amount available to be borrowed under the facility was $49.9 million. The Revolving Facility bears interest at the 30-day LIBOR plus 3.60%, payable daily (total rate of 9.0% as of March 31, 1997).

     The Revolving Facility contains covenants that, among other things, limit the Company's ability to, without GE Capital's consent: (i) incur additional indebtedness; (ii) make unsecured loans or other advances of money to officers, directors, employees, stockholders or affiliates in excess of $25,000 in total; (iii) engage in securitization transactions (other than the Securitization Program with Sun America, for which GE Capital has consented);
(iv) merge with, consolidate with, acquire or otherwise combine with any other person or entity, transfer any division or segment of its operations to another person or entity, or form new subsidiaries; (v) make any change in its capital structure; (vi) declare or pay dividends except in accordance with all applicable laws and not in excess of fifteen percent (15%) of each year's net earnings available for distribution; (vii) make certain investments and capital expenditures; and (viii) engage in certain transactions with affiliates. These covenants also require the Company to maintain specified financial ratios, including a debt ratio of 2.0 to 1 and a net worth of at least $75,000,000, and to comply with all laws relating to the Company's business. The Revolving Facility also provides that a transfer of ownership of the Company that results in less than 15.0% of the Company's voting stock being owned by Mr. Ernest C. Garcia II, will result in an event of default under the Revolving Facility.

          The Company recently completed negotiations to modify the terms of its Revolving Facility, and expects to execute a definitive agreement in the near future. Under the modified terms of the agreement, the commitment will be raised from $50 million to $100 million, the Company may borrow up to 65.0% of the principal balance of eligible Company Dealership contracts and up to 86.0% of the principal balance of eligible Third Party Dealer contracts, the interest rate will be reduced to 30-day LIBOR plus 3.15%, payable daily, and the Revolving Facility will expire in December 1998, at which time the Company will have the option to renew the Revolving Facility for one additional year. The definitive agreement will be subject to the approval of the Board of Directors of the Company. Also, certain of the definitive terms may vary from those set forth herein. No assurance can be given that definitive agreements will ultimately be executed.

     Subordinated  Indebtedness  and  Preferred  Stock.    The  Company  has
historically borrowed substantial amounts from Verde Investments Inc. ("Verde"), an affiliate of the Company. The Subordinated Notes Payable balances outstanding to Verde totaled $12.0 and $14.0 million as of March 31, 1997 and December 31, 1996, respectively. Prior to June 21, 1996, these borrowings accrued interest at an annual rate of 18.0%. Effective June 21, 1996 the annual interest rate on these borrowings was reduced to 10.0%. The Company is required to make monthly payments of interest and annual payments of principal in the amount of $2.0 million. This debt is junior to all of the Company's other indebtedness and the Company may suspend interest and principal payments in the event it is in default on obligations to any other creditors.

     On December 31, 1995, Verde converted $10.0 million of subordinated debt to Preferred Stock of the Company. Prior to June 21, 1996, the Preferred Stock accrued a dividend of 12.0% annually, increasing one percent per year up to a maximum of 18.0%. Effective June 21, 1996, the dividend on the Preferred Stock was decreased from 12.0% to 10.0%. During the three month period ended March 31, 1996, the Company paid a total of $300,000 in dividends to Verde on the Preferred Stock which was redeemed in November 1996. As the preferred stock was redeemed in 1996, there were no dividends paid in 1997.

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

     Capital Expenditures and Commitments. The Company is pursuing an aggressive growth strategy. In the fourth quarter of 1996, the Company acquired the leasehold rights to an existing dealership in Las Vegas, Nevada, which commenced operations in March 1997, and has three other dealerships (one in Phoenix, Arizona and two in Albuquerque, New Mexico) currently under development. In addition, the Company opened seven new Branch Offices during the first quarter of 1997, and recently completed expansion of its contract servicing and collection facility.

     On April 1, 1997, the Company purchased substantially all of the assets of a Company engaged in the business of selling and financing used motor vehicles, including seven dealerships in San Antonio and a contract portfolio of approximately $24.3 million. The purchase price for the acquisition was $26.3 million, subject to adjustment. The seven dealerships had sales in 1996 of approximately $22.5 million. The assets purchased have an unaudited book value of $28.1 million, exclusive of reserves on approximately $26.2 million of contract receivable principal balances. In addition to the facilities currently under development, the Company intends to open 15 or more new Branch Offices and three or more Company Dealerships through the end of 1997. The Company believes that it will expend approximately $50,000 to establish each new Branch Office. New Company Dealerships cost approximately $1.5 to $1.7 million to construct (excluding inventory). The Company intends to finance these expenditures through operating cash flows and supplemental borrowings, including amounts available under the Revolving Facility and Securitization Program.

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

ACCOUNTING  MATTERS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This statement is effective for both interim and annual periods ending after December 15, 1997, and replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. Earlier application is not permitted. When adopted, all previously reported earnings per common share amounts must be restated based upon the provisions of the new standard. Management of the Company does not expect that adoption of SFAS No. 128 will have a material impact on the Company.

PART  II.    OTHER  INFORMATION


Item  1.                    Legal  Proceedings.

     The Company sells its cars on an "as is" basis, and requires all customers to sign an agreement on the date of sale pursuant to which the Company disclaims any obligation for vehicle-related problems that subsequently occur. Although the Company believes that such disclaimers are enforceable under applicable state, federal and other laws and regulations, there can be no assurance that they will be upheld in every instance. Despite obtaining these disclaimers, the Company, in the ordinary course of business, receives complaints from customers relating to such vehicle-related problems as well as alleged violations of federal and state consumer lending or other similar laws and regulations. While most of these complaints are made directly to the Company or to various consumer protection organizations and are subsequently resolved, the Company is named occasionally as a defendant in civil suits filed by customers in state, local, or small claims courts. There can be no assurance that the Company will not be a target of similar claims in the future. The Company, believes that the ultimate disposition of these matters on a cumulative basis will not have a material adverse effect on the Company. However, there can be no assurance in this regard.

In connection with the Seminole acquisition, a purported creditor of the sellers filed, on January 21, 1997, to enjoin the sale as a fraudulent conveyance. Alternatively, the suit seeks to void any transfer of the assets that has already occurred, to attach the assets that have been transferred, or to appoint a receiver to take charge of the assets transferred. The Company has not been named in this action, has received a specific indemnity from the sellers relating to this action, and has been advised by the sellers that, in their view, the claim is without merit. The Company believes that the ultimate disposition of this matter will not have a material effect on the Company.

Item  2.          Changes  in  Securities.

     None.

Item  3.          Defaults  Upon  Senior  Securities.

     None.

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders.

Set forth below is information concerning each matter submitted to a vote at the Company's Annual Meeting of Shareholders on April 22, 1997:

Directors: Each of the following persons was elected as a director of the Company to hold office until the 1998 Annual Meeting of Shareholders or until earlier retirement, resignation or removal: Robert J. Abrahams, Ernest C. Garcia II, Christopher D. Jennings, John N. MacDonough, Arturo R. Moreno and Frank P. Willey. Each of these persons received 14,501,946 votes "for" reelection and 51,579 votes "withheld."

Amendment  of  Certificate  of  Incorporation:    The shareholders approved an
amendment of the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 to 100,000,000.

                          For         Against  Abstentions  Broker Nonvotes
                          ----------  -------  -----------  ---------------
Amendment of Certificate
of Incorporation          13,589,384  937,886       26,255               --

Amendment of Long-Term Incentive Plan: The shareholders approved the management proposal to amend the Company's Long-Term Incentive Plan to increase the number of shares authorized for issuance thereunder from 800,000 to 1,800,000.

                        For         Against  Abstentions  Broker Nonvotes
                        ----------  -------  -----------  ---------------
Amendment of Long-Term
Incentive Plan          12,414,030  441,481       30,355        1,667,659


Item  5.          Other  Information.

          None.

Item  6.          Exhibits  and  Reports  on  Form  8-K.

     (a)  Exhibits

          Exhibit  11  -  Statement regarding computation of earnings per share

          Exhibit  27  -  Financial  data  schedule

          Exhibit  99  -  Cautionary  Statement  Regarding  Forward  Looking
                          Statements

     (b)  Reports  on  Form  8-K.

          During the first quarter of 1997, the Company filed three reports on Form 8-K, two of which were subsequently amended. The first report on Form 8-K, dated January 15, 1997, and filed January 30, 1997, reported the closing of the acquisition of certain assets from third parties (referred to as Seminole) and included a copy of the agreement of purchase and sale of assets for the acquisition. On March 31, 1997, the Company filed a Form 8-K/A1 reporting certain financial statements related to the Seminole acquisition. Those financial statements were subsequently revised pursuant to From 8-K/A2 filed May 14, 1997. The second report on Form 8-K, dated February 3, 1997 and filed February 4, 1997, reported the undertaking of a private placement by the Company of certain of its common stock and included the Company's audited financial statements as of and for the year ended December 31, 1996, and a copy of the Company's press release titled "Ugly Duckling Corporation Announces Intention to Sell Up to 5,000,000 Shares of Common Stock to Institutional Investors." The third report on Form 8-K, dated February 11, 1997 and filed February 12, 1997, reported the completion of the private placement of approximately 5,000,000 shares of its common stock and included a copy of the Company's press release titled "Ugly Duckling Corporation Completes Private Placement of 5,000,000 Shares of Common Stock to
Institutional Investors." The third report on Form 8-K was amended on February 12, 1997 and February 27, 1997 to disclose certain additional information in connection with the private placement of the 5,000,000 shares of the Company's common stock. After the first quarter 1997, the Company filed two reports on Form 8-K. The first report on Form 8-K,dated April 1, 1997 and filed April 15, 1997 reported the closing of the acquisition of certain assets from third parties (referred to as E-Z Plan), indicated that financial information in connection with the E-Z Plan acquisition will be filed later when it is available and incorporated by reference the previously filed agreement of purchase and sale of assets for the acquisition. The second report on Form 8-K dated April 21, 1997 and filed April 22, 1997, reported that the Company's registration statement relating to the resale of the common stock acquired pursuant to the private placement had been declared effective.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Ugly  Duckling  Corporation


Date:  May  15,  1997
       --------------


/s/  Steven  T.  Darak
----------------------

Steven  T.  Darak
Senior  Vice  President  and
Chief  Financial  Officer
(Principal  Financial  and  Accounting  Officer)