Form 10-Q
period 1997-06-30
UGLY DUCKLING CORP
filed 1997-08-14
CIK 1012704

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

                                 JUNE 30, 1997

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

At August 13, 1997, there were 18,453,080 shares of Common Stock, $0.001 par value, outstanding.

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

                           UGLY DUCKLING CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS

                        Part I. - FINANCIAL STATEMENTS


                                                                        Page
Item 1.     FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets - June 30, 1997 and
 December 31,  1996                                                        3
Condensed Consolidated  Statements of Operations -Three Months and Six
 Months  Ended June 30, 1997 and June 30, 1996                             4
Condensed Consolidated Statements of Cash Flows -Three Months and Six
 Months Ended  June 30, 1997 and June 30, 1996                             5
Notes to Condensed Consolidated Financial Statements                       6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION  AND RESULTS OF OPERATIONS                                      8



Part II. -  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS                                              21

Item 2.    CHANGES IN SECURITIES                                          21

Item 3.    DEFAULTS UPON SENIOR SECURITIES                                21

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            21

Item 5.    OTHER INFORMATION                                              21

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                               21


SIGNATURES                                                              S-1

Exhibit 3.a.                                                              i
Exhibit  3.b.                                                            ii
Exhibit 10.a.                                                           iii
Exhibit 10.b.                                                            iv
Exhibit 10.c.                                                             v
Exhibit 11                                                               vi
Exhibit 27                                                              vii
Exhibit 99                                                             viii

                  UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                               JUNE 30,        DECEMBER 31,
                                                 1997            1996
                                           ----------------  --------------
                                             (UNAUDITED- IN THOUSANDS)
ASSETS
Cash and Cash Equivalents                  $        41,149   $      18,455
Finance Receivables:
  Held for Investment                               22,746          52,188
  Held for Sale                                     50,000           7,000
                                           ----------------  --------------
        Principal Balances, Net                     72,746          59,188
  Less: Allowance for Credit Losses                (14,435)         (8,125)
                                           ----------------  --------------
        Finance Receivables, Net                    58,311          51,063
                                           ----------------  --------------

Residuals in Finance Receivables Sold               27,441           9,889
Investments Held in Trust                            8,807           3,479
Notes Receivable                                     9,263           1,063
Inventory                                           16,576           5,752
Property and Equipment, Net                         31,143          20,652
Goodwill and Trademarks, Net                        13,705           2,150
Other Assets                                        11,615           5,580
                                           ----------------  --------------
                                           $       218,010   $     118,083
                                           ================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable                         $         4,194   $       2,132
  Accrued Expenses and Other Liabilities            14,891           6,728
  Notes Payable                                      8,328          12,904
  Subordinated Notes Payable                        12,000          14,000
                                           ----------------  --------------
     Total Liabilities                              39,413          35,764
                                           ----------------  --------------
Stockholders' Equity:
  Common Stock                                     171,317          82,612
  Retained Earnings (Accumulated Deficit)            7,280            (293)
                                           ----------------  --------------
     Total Stockholders' Equity                    178,597          82,319
                                           ----------------  --------------

                                           $       218,010   $     118,083
                                           ================  ==============






See  accompanying  notes  to  Condensed  Consolidated  Financial  Statements.

                  UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (In thousands, except earnings per common share - Unaudited)


                                          Three Months Ended               Six Months Ended
                                     June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                     --------------  --------------  --------------  ---------------
Sales of Used Cars                   $       27,802  $       15,096  $       46,013  $       30,177
Less:
  Cost of Used Cars Sold                     14,836           8,510          24,000          16,858
  Provision for Credit Losses                 4,848           2,566           8,829           5,172
                                     --------------  --------------  ---------------  --------------
                                              8,118           4,020          13,184           8,147
                                     --------------  --------------  ---------------  --------------

Interest Income                               6,168           4,029          12,608           7,691
Gain on Sale of Finance Receivables           8,231             639          12,810           1,178
                                     --------------  --------------  ---------------  --------------
                                             14,399           4,668          25,418           8,869
                                     --------------  --------------  ---------------  --------------


Other Income                                  2,070             317           3,574             431
                                     --------------  --------------  ---------------  --------------

Income before Operating Expenses             24,587           9,005          42,176          17,447

Operating Expenses                           16,705           6,284          28,111          12,010
                                     --------------  --------------  ---------------  --------------

Operating Income                              7,882           2,721          14,065           5,437

Interest Expense                                567           1,638           1,336           3,289
                                     --------------  --------------  ---------------  --------------

Earnings before Income Taxes                  7,315           1,083          12,729           2,148

Income Taxes                                  3,004               -           5,156               -
                                     --------------  --------------  ---------------  --------------

Net Earnings                         $        4,311  $        1,083  $        7,573  $        2,148
                                     ==============  ==============  ===============  ==============

Earnings per Share                   $         0.23  $         0.13  $         0.43  $         0.26
                                     ==============  ==============  ===============  ==============

Shares Used in Computation                   18,980           6,380          17,780           6,136
                                     ==============  ==============  ===============  ==============



See  accompanying  notes  to  Condensed  Consolidated  Financial  Statements.

                  UGLY DUCKLING CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                               1997          1996
                                                          ---------------  ---------
                                                          (UNAUDITED - IN THOUSANDS)
Cash Flows from Operating Activities:
  Net Earnings                                            $        7,573   $  2,148
     Adjustments to Reconcile Net Earnings to Net
       Cash Provided by Operating Activities:
     Provision for Credit Losses                                   8,829      5,172
     Gain on Sale of Finance Receivables                         (12,810)    (1,178)
     Finance Receivables Held for Sale                           (91,252)      (579)
     Proceeds from Sale of Finance Receivables                   113,785          -
     Decrease (Increase) in Deferred Income Taxes                    105       (226)
     Depreciation and Amortization                                 1,458        701
     Increase in Inventory                                        (6,820)       (57)
     Decrease (Increase) in Other Assets                          (5,189)       136
     Increase in Accounts Payable, Accrued Expenses, and
       Other Liabilities                                           7,997      2,710
     Increase in Income Taxes Receivable/Payable                   2,302      1,360
                                                          ---------------  ---------
          Net Cash Provided by Operating Activities               25,978     10,187
                                                          ---------------  ---------
Cash Flows from Investing Activities:
  Increase in Finance Receivables                                (26,160)   (44,300)
  Collections of Finance Receivables                              24,855     19,010
  Proceeds from Sale of Finance Receivables                            -     18,410
  Increase in Investments Held in Trust                           (5,328)    (5,995)
  Increase in Notes Receivable                                    (8,853)         -
  Collections of Notes Receivable                                    652         75
  Purchase of Property and Equipment                             (10,600)    (2,056)
  Payment for Purchase of Assets of Seminole Finance Co.
    and EZ Plan, Inc.                                            (29,920)         -
  Other, Net                                                           -        (12)
                                                          ---------------  ---------
          Net Cash Used in Investing Activities                  (55,354)   (14,868)
                                                          ---------------  ---------
Cash Flows from Financing Activities:
  Repayments of Notes Payable                                    (34,476)       (79)
  Net Repayment of Subordinated Notes Payable                     (2,000)   (10,221)
  Proceeds from Issuance of Common Stock                          88,705     14,945
  Other, Net                                                        (159)    (1,120)
                                                          ---------------  ---------
          Net Cash Provided by Financing Activities               52,070      3,525
                                                          ---------------  ---------
Net Increase (Decrease) in Cash and Cash Equivalents              22,694     (1,156)
Cash and Cash Equivalents at Beginning of Period                  18,455      1,419
                                                          ---------------  ---------
Cash and Cash Equivalents at End of Period                $       41,149   $    263
                                                          ===============  =========

See  accompanying  notes  to  Condensed  Consolidated  Financial  Statements.

                           UGLY DUCKLING CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE  1.        BASIS  OF  PRESENTATION
                -----------------------

The accompanying unaudited condensed consolidated financial statements of Ugly Duckling Corporation (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet as of December 31, 1996 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.


NOTE  2.        SUMMARY  OF  FINANCE  RECEIVABLES  PRINCIPAL  BALANCES,  NET
                ------------------------------------------------------------

Following is a summary of Finance Receivables Principal Balances, Net, as of June 30, 1997 and December 31, 1996 (in thousands):

                              June 30,   December 31,
                                1997         1996
                              ---------  -------------
Principal Balances            $  71,663  $      58,281
Add:  Accrued Interest              642            718
      Loan Origination Costs        441            189
                              ---------  -------------
Principal Balances, Net       $  72,746  $      59,188
                              =========  =============



NOTE  3.        COMMON  STOCK  EQUIVALENTS
                --------------------------

Net Earnings per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on
Exhibit  11  to  this  Quarterly  Report  on  Form  10-Q.

NOTE  4.        ACQUISITIONS
                ------------

On January 15, 1997, the Company acquired substantially all of the assets of Seminole Finance Corporation and related companies ("Seminole"), including five dealerships in Tampa/St. Petersburg and a contract portfolio of approximately $31.1 million (6,953 contracts) in exchange for approximately $2.5 million in cash and assumption of $29.9 million in debt. The combination of the Company's audited consolidated statement of operations for the year ended December 31, 1996 and Seminole's audited combined statement of operations for the same period (as if the Seminole acquisition had taken place on January 1, 1996) results in a combined net loss for the year ended December 31, 1996 of $(3.6) million. These pro forma results are not necessarily indicative of the future results of operations of the Company or the results that would have been obtained had the Seminole acquisition occurred on January 1, 1996. In addition, the pro forma results are not intended to be a projection of future results. The Company expects the results of operations in 1997 for the assets acquired from Seminole to differ materially from 1996 results because the Company's management intends to significantly alter the type of vehicles sold at the newly acquired car dealerships, the methodology by which the acquired operations acquire, recondition, and market used cars, and the methodology by which the related finance receivables are underwritten and collected, which management believes will result in the acquired operations being profitable in 1997. Furthermore, Seminole's audited combined statement of operations for 1996 was impacted by several factors that are not expected to have an impact on future operations. Such factors were related to the deterioration of its loan portfolio, which the Company believes resulted from poor underwriting and ineffective collection efforts. First, due to the deterioration of its loan portfolio in 1996, Seminole recorded a total of $7.1 million in provision for credit losses. Second, the deterioration of its loan portfolio also reduced its borrowing capacity, thereby reducing Seminole's liquidity. As a result, in order to raise cash, Seminole sold vehicles at substantially lower margins and sold a portfolio of notes in December 1996 for a loss of approximately $1.5 million.

On April 1, 1997, the Company purchased substantially all of the assets of EZ Plan, Inc. (EZ Plan), a Company engaged in the business of selling and financing used motor vehicles, including seven dealerships in San Antonio and a contract portfolio of approximately $24.3 million (6,297 contracts) in exchange for $26.3 million in cash. The combination of the Company's audited consolidated statement of operations for the year ended December 31, 1996 and EZ Plan's audited combined statement of operations for the same period (as if the EZ Plan acquisition had taken place on January 1, 1996) results in combined net earnings for the year ended December 31, 1996 of $5.9 million. These pro forma results are not necessarily indicative of the future results of operations of the Company or the results that would have been obtained had the EZ Plan acquisition occurred on January 1, 1996. In addition, the pro forma results are not intended to be a projection of future results. The Company expects the results of operations in 1997 for the assets acquired from EZ Plan to differ materially from 1996 results because the Company's management intends to alter the type of vehicles sold at the newly acquired car dealerships, the methodology by which the acquired operations acquire, recondition, and market used cars, and the methodology by which the related finance receivables are underwritten and collected.

The following summary, prepared on a pro forma basis combines the consolidated results of operations (unaudited) for the six months ended June 30, 1997 as if the acquisitions had been consummated as of January 1, 1997. Comparative information for 1996 for the acquired businesses is not available (in thousands, except per share data).

                    Six Months Ended
                    June 30, 1997
                    -----------------
Sales of Used Cars  $          61,173
Interest Income                27,082
Other Income                    4,571
                    -----------------
Total Revenues      $          92,826
                    =================
Net Earnings        $           4,971
                    =================
Earnings per Share  $            0.28
                    =================


NOTE 5.        USE OF ESTIMATES
               ----------------

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE  6.        RECLASSIFICATIONS
                -----------------

Certain reclassifications have been made to previously reported information to conform to the current presentation.

                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements. Additional written or oral forward looking statements may be made by the
Company  from  time  to  time  in  filings  with  the  Securities and Exchange
Commission  or  otherwise.    Such  forward  looking statements are within the
meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as, amended. Such statements may include, but not be limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward
looking  statements.    Forward  looking  statements are inherently subject to
risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or other-wise. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional risk factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in Exhibit 99 which is attached hereto and incorporated by reference into this Quarterly Report of Form 10-Q.

INTRODUCTION

General. The Company commenced its used car sales and finance operations with the acquisition of two Company Dealerships in 1992. During 1993, the Company acquired three additional Company Dealerships. In 1994, the Company constructed and opened four new Company Dealerships that were built specifically to meet the Company's new standards of appearance, reconditioning capabilities, size, and location. During 1994, the Company closed one Company Dealership because the facility failed to satisfy these new standards and, at the end of 1995, closed its Gilbert, Arizona dealership. In January 1997, the Company acquired selected assets of a group of companies engaged in the business of selling and financing used motor vehicles, including four dealerships located in the Tampa Bay/St. Petersburg market (Seminole). In March 1997, the Company opened its first used car dealership in the Las Vegas market. In April 1997, the Company acquired selected assets of a Company in the business of selling and financing used motor vehicles, including seven dealerships located in the San Antonio market (EZ Plan). In addition, the Company opened two additional dealerships in the Albuquerque market and one additional dealership in the Phoenix market during the second quarter of 1997.

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

In April 1995, the Company initiated an aggressive plan to expand the number of contracts purchased from its Third Party Dealer network. By June 30, 1997, the Company had 72 branch offices in 19 states. This expansion enabled the Company to leverage its existing infrastructure and increase its contract portfolio much more quickly than it could through the expansion of its Company Dealerships. The Company is in the process of further expanding its Third Party Dealer operations and diversifying its earning asset base by implementing the Cygnet Dealer Program pursuant to which the Company provides Third Party Dealers with operating credit lines primarily secured by the dealers' retail installment contract portfolios and inventory.

In 1996 the Company completed an initial public offering and a secondary offering in which it sold common stock for a total of $82.3 million. In February 1997, the Company completed a private placement of common stock for a total of $88.7 million, net of expenses. The registration of the resale of the shares sold in the private placement was effective in April 1997.

On July 11, 1997, the Company entered into an agreement in principle with the senior bank group of First Merchants Acceptance Corporation ("FMAC") to purchase the secured debt of FMAC held by such group. The debt totals approx-imately $103 million. FMAC filed for reorganization under Chapter 11 of the
Federal  Bankruptcy  Code  on  that  date.   In connection with the bankruptcy
proceedings, the Company, which owns approximately 2 1/2% of FMAC's outstanding common stock with a cost basis of approximately $1.5 million, agreed to provide up to $10 million of "debtor in possession" financing to FMAC, of which approx-imately $3.0 million was outstanding at August 14, 1997. The more significant terms of the proposed purchase of senior debt provide, among other things, for
(i) purchase by the Company of the debt at a 10% discount of the outstanding principal amount; (ii) short-term financing by the bank group to the Company for the purchase, with interest accruing at LIBOR plus 2% and an up-front payment by the Company to the bank group equal to 20% of the purchase price; and (iii) issuance of stock warrants to the bank group to purchase up to 500,000 shares of the Company's common stock at an exercise price of $20 per share over a thirty-month term and subject to a call feature by the Company. The purchase is subject to certain conditions, including, but not limited to, bankruptcy court approval, unless waived by the bank group, and execution of definitive agreements.

The following discussion and analysis provides information regarding the Company's consolidated financial position as of June 30, 1997 and December 31, 1996, and its results of operations for the three month periods ended June 30, 1997 and 1996, respectively, and the six month periods ended June 30, 1997 and 1996, respectively.

Growth in Finance Receivables. As a result of the Company's rapid expansion, contract receivables serviced increased by 111% to $231.7 million at June 30, 1997 (including $160.0 million in contracts serviced under the Company's Securitization Program) from $109.9 million at December 31, 1996 (including $51.7 million in contracts serviced under the Company's Securitization Program). The Company operated 24 and 7 dealerships at June 30, 1997 and 1996, respectively, and 72 and 13 branch offices at June 30, 1997 and 1996, respectively.

The following tables reflect the growth in period end balances measured in terms of the principal amount and the number of contracts.

                             TOTAL CONTRACTS OUTSTANDING
                   (IN THOUSANDS, EXCEPT NUMBER OF CONTRACTS)
                                            JUNE 30,            DECEMBER 31,
                                     -----------------------  -----------------------
                                             1997                     1996
                                     -----------------------  -----------------------
                                      PRINCIPAL     NO. OF     PRINCIPAL     NO. OF
                                       AMOUNT     CONTRACTS     AMOUNT     CONTRACTS
                                     -----------  ----------  -----------  ----------
Company Dealerships                  $  110,972      23,904   $   49,066       9,615
Third Party Dealers                     120,734      25,188       60,878      12,942
                                     -----------  ----------  -----------  ----------
Total Portfolio Serviced                231,706      49,092      109,944      22,557
                                     -----------  ----------  -----------  ----------
Less Portfolio Securitized and Sold    (160,043)    (32,638)     (51,663)    (10,612)
                                     -----------  ----------  -----------  ----------
  Company Total                      $   71,663      16,454   $   58,281      11,945
                                     ===========  ==========  ===========  ==========

The following tables reflect the growth in contract originations by Company Dealerships and contract purchases from Third Party Dealers measured in terms of the principal amount and the number of contracts.

                  TOTAL CONTRACTS ORIGINATED/PURCHASED
                (IN THOUSANDS, EXCEPT NUMBER OF CONTRACTS)
                            THREE MONTHS ENDED JUNE 30,
                     ------------------------------------------
                              1997                1996
                     ---------------------  ---------------------
                     PRINCIPAL    NO. OF    PRINCIPAL    NO. OF
                       AMOUNT    CONTRACTS    AMOUNT    CONTRACTS
                     ----------  ---------  ----------  ---------
Company Dealerships  $   52,034     10,006  $   13,462      1,852
Third Party Dealers      50,139      9,374      10,017      1,844
                     ----------  ---------  ----------  ---------
  Total              $  102,173     19,380  $   23,479      3,696
                     ==========  =========  ==========  =========

                    TOTAL CONTRACTS ORIGINATED/PURCHASED
                  (IN THOUSANDS, EXCEPT NUMBER OF CONTRACTS)
                              SIX MONTHS ENDED JUNE 30,
                     --------------------------------------------
                              1997                  1996
                     ---------------------  ---------------------
                     PRINCIPAL    NO. OF    PRINCIPAL    NO. OF
                       AMOUNT    CONTRACTS    AMOUNT    CONTRACTS
                     ----------  ---------  ---------   ---------
Company Dealerships  $   99,379     19,069  $   27,097      3,838
Third Party Dealers      91,649     16,911      17,203      3,112
                     ----------  ---------  ----------  ---------
  Total              $  191,028     35,980  $   44,300      6,950
                     ==========  =========  ==========  =========

Finance Receivable Principal Balances originated/purchased during the three months ended June 30, 1997 increased by 335.2% to $102.2 million, including $24.3 million in conjunction with the EZ Plan acquisition, from $23.5 million in the three month period ended June 30, 1996. For the six month period ended June 30, 1997, Finance Receivable Principal Balances originated/purchased increased by 331.2% to $191.0 million, including $55.4 million from the Seminole and EZ Plan acquisitions, from $44.3 million in the six month period ended June 30, 1996.

RESULTS  OF  OPERATIONS
FOR  THREE  MONTHS  ENDED  JUNE  30,  1997
COMPARED  TO  THREE  MONTHS  ENDED  JUNE  30,  1996

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

Sales of Used Cars. Sales of Used Cars increased by 84.2% to $27.8 million for the three month period ended June 30, 1997 from $15.1 million for the three month period ended June 30, 1996. This growth reflects a significant increase in the number of used car dealerships in operation. Units sold increased by 84.0% to 3,806 units in the three month period ended June 30, 1997 from 2,069 units in the three month period ended June 30, 1996. Same store unit sales declined by 21.1% in the three months ended June 30, 1997 compared to the three months ended June 30, 1996. This is primarily due to the increased emphasis on underwriting at the Company Dealerships, particularly one dealership where unit sales decreased by 252 units, which represents 55.9% of the decrease for the three month period ended June 30, 1997 compared to the same period in 1996.

The average sales price per car increased slightly to $7,305 for the three month period ended June 30, 1997 from $7,296 for the three month period ended June 30, 1996.

Cost of Used Cars Sold and Gross Margin. The Cost of Used Cars Sold increased by 74.3% to $14.8 million for the three month period ended June 30, 1997 from $8.5 million for the three month period ended June 30, 1996. On a per unit basis, the Cost of Used Cars Sold decreased by 5.2% to $3,898 for the three month period ended June 30, 1997 from $4,113 for the three month period ended June 30, 1996. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) increased by 96.9% to $13.0 million for the three month period ended June 30, 1997 from $6.6 million for the three month period ended June 30, 1996. As a percentage of sales, the gross margin was 46.6% and 43.6% for the three month periods ended June 30, 1997 and 1996, respectively. On a per unit basis, the gross margin per car sold was $3,407 and $3,183 for the three month periods ended June 30, 1997 and 1996, respectively.

Provision  for  Credit  Losses.    A  high  percentage  of  Company Dealership
customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off the remaining principal balance due. As a result, the Company recognizes a Provision for Credit Losses in order to establish an Allowance for Credit Losses sufficient to absorb anticipated future losses. The Provision for Credit Losses increased by 88.9% to $4.8 million in the three month period ended June 30, 1997 from $2.6 million for the three month period ended June 30, 1996. On a percentage basis, the Provision for Credit Losses per unit originated at Company Dealerships decreased by 2.0% to $1,358 per unit in the three month period ended June 30, 1997 from $1,386 per unit in the three month period ended June 30, 1996. As a percentage of contract balances originated, the Provision for Credit Losses averaged 18.7% and 19.1%, for the for the three month periods ended June 30, 1997 and 1996, respectively.

The Company charges its Provision for Credit Losses to current operations and does not recognize any portion of the unearned interest income as a component of its Allowance for Credit Losses. Accordingly, the Company's unearned finance income is comprised of the full annual percentage rate ("APR") on its contracts less amortization of loan origination costs.

Interest  Income.    Interest Income consists primarily of interest on finance
receivables from Company Dealership sales , interest on Third Party Dealer finance receivables, and income from Residuals in Finance Receivables Sold.

Company Dealership Receivables - Interest Income increased by 10.1% to $2.8 million for the three month period ended June 30, 1997 from $2.6 million for the three month period ended June 30, 1996. Interest Income was adversely affected by sales of $104.0 million in Company Dealership contract principal balances since inception of the Securitization Program, including sales of $30.7 million in Company Dealerships contract principal balances in the quarter ended June 30, 1997, and will continue to be affected in future periods by additional securitizations. A primary element of the Company's sales strategy is to provide financing to customers with poor credit histories who are unable to obtain automobile financing through traditional sources. The Company financed 93.1% of sales revenue and 95.4% of the used cars sold at Company Dealerships for the three month period ended June 30, 1997 compared to 89.2% of sales revenue and 89.5% of the used cars sold for the three month period ended June 30, 1996. The average amount financed decreased to $7,246 for the three month period ended June 30, 1997 from $7,269 for the three month period ended June 30, 1996. Primarily as a result of its expansion into markets with interest rate limits, the Company's yield on its Company Dealer-ship Receivable contract portfolio has trended downward. The effective yield on Finance Receivables from Company Dealerships was 26.0% and 28.9%, for the three month periods ended June 30, 1997 and 1996, respectively. The Company charges the maximum interest rate permitted in those states that impose usury limits.

Third Party Dealer Receivables - Interest Income increased by 129.3% to $3.3 million for the three month period ended June 30, 1997 from $1.5 million in the three month period ended June 30, 1996. Interest Income was adversely affected by sales of $106.0 million in Third Party Dealer contract principal balances since inception of the Securitization Program, including sales of $50.4 million in Third Party Dealer contract principal balances in the quarter ended June 30, 1997, and will continue to be effected in future periods by additional securitizations. Interest income has increased in conjunction with the increases in Third Party Dealer contracts purchased and outstanding. Primarily as a result of its expansion into markets with interest rate limits, the Company's yield on its Third Party Dealer contract portfolio has trended downward. Portfolio yield was 24.1% and 26.2%, for the three month periods ended June 30, 1997 and 1996, respectively.

Interest income is effected by the impact of the Company's Residuals in Finance Receivables Sold. To the extent that cash flows are deficient, charge-offs of finance receivables exceed original estimates, or assumptions that were applied at the time of the securitization to the underlying portfolio are not realized, the Company is required to revalue the residual portion of the securitization which it retains, and record a charge to operations. During the three months ended June 30, 1997, the Company recorded a loss on its Residuals in Finance Receivables Sold of $661,000 due to the level of charge offs in the underlying portfolios. As of June 30, 1997, management does not believe that there is an impairment in the valuation of the Residuals in Finance Receivables Sold.

Gain on Sale of Finance Receivables. Champion Receivables Corporation ("CRC"), a "bankruptcy remote entity" is the Company's wholly-owned special purpose securitization subsidiary. During the first quarter of 1996, the Company initiated a Securitization Program under which CRC sells securities backed by contracts to SunAmerica Life Insurance Company ("SunAmerica"). Under the Securitization Program, CRC assigns and transfers the contracts to separate trusts (the "Trusts") pursuant to Pooling and Servicing Agreements (the "Pooling Agreements"). Pursuant to the Pooling Agreements, Class A Certificates and subordinated Class B Certificates are issued to CRC. CRC then sells the Class A Certificates to SunAmerica or its nominees. The transferred contracts are serviced by Champion Acceptance Corporation ("CAC"), another subsidiary of the Company. To obtain a "BBB" rating from Standard & Poors, CRC is required to provide a credit enhancement by establishing and maintaining a cash spread account for the benefit of the certificate holders. CRC makes an initial cash deposit into the spread account, ranging from 3% to 4% of the initial underlying finance receivables principal balance and pledges this cash to the Trusts. CRC is also required to then make additional deposits to the spread account from the residual cash flow (through the trustees) as necessary to attain and maintain the spread account at a specified percentage, ranging from 6.0% to 8.0%, of the underlying finance receivables principal balance. Distributions are not made to CRC on the Class B Certificates unless the spread account has the required balance, the required periodic payments to the Class A Certificate holders are current, and the trustee, servicer and other administrative costs are current.

During the three months ended June 30, 1997, CRC made initial spread account deposits totaling $3.2 million. Additional net deposits through the trustees during the three months ended June 30, 1997 totaled $739,000 resulting in a total balance in the spread accounts of $7.9 million as of June 30, 1997. In connection therewith, the specified spread account balance, based upon the aforementioned specified percentages of the balances of the underlying port-folios, as of June 30, 1997 was $11.9 million, resulting in additional funding requirements from future cash flows as of June 30, 1997 of $4.0 million. The additional funding requirements will decline as the trustees deposit additional cash flows into the spread account and as the principal balance of the under-lying finance receivables declines.

The contracts transferred to the Trusts were purchased by CRC from either CAC, Champion Financial Services ("CFS"), or Ugly Duckling Car Sales Florida, Inc. ("UDCSF"), other subsidiaries of the Company in "true sale" transactions pursuant to separate purchase agreements. The obligations of CAC, as servicer, pursuant to the Pooling Agreements are guaranteed by the Company and certain other subsidiaries of the Company, other than CRC, CAC, CFS, and UDCSF.

The Company recognizes a Gain on Sale of Finance Receivables equal to the difference between the yield earned on the contract portfolio securitized and the return on the securities sold. The amount of any Gain on Sale of Loans is based upon certain estimates, which may not subsequently be realized. The amount of Gain on Sale of Loans recognized is a function of a number of items including, but not limited to, the seasoning, remaining term, and weighted average net interest rate spread of the portfolio sold, as well as the amount of Allowance for Credit Losses available for release. The amount of Allowance for Credit Losses available for release is evaluated in light of the adequacy of the Allowance for Credit Losses as a percentage of contract principal
balances  outstanding.    To  the  extent  that  actual  cash  flows  on  a
securitization are materially below estimates, the Company would be required to revalue the residual portion of the securitization which it retains, and record a charge to earnings based upon the reduction.

The Company utilizes a number of estimates in arriving at the Gain on Sale of Loans. With the exception of the Company's first two securitization transactions which took place during the first six months of 1996, the estimated cash flows into the Trusts were discounted with a rate of 16%. The two securitization transactions that took place during the first six months of 1996 were discounted with a rate of 25%. For contracts originated at Company Dealerships, net losses were estimated using total expected cumulative net losses at loan origination of approximately 26.0%, adjusted for actual cumulative net losses prior to securitization. For contracts purchased from Third Party Dealers, net losses were estimated using total expected cumulative net losses at loan origination of approximately 13.5%, adjusted for actual cumulative net losses prior to securitization. Losses are discounted at an assumed risk free rate. Prepayment rates were estimated to be 1.5% per month of the beginning of month balance. The assumptions utilized in prior securitizations may not necessarily be the same as those utilized in future
securitizations,  if  any.    The  Company  classifies  the  residuals  as
"held-to-maturity"  securities  in  accordance  with  SFAS  No.  115.

The Company securitized an aggregate of $81.1 million in contracts, issuing $65.2 million in securities to SunAmerica during the three months ended June 30, 1997. Pursuant to these transactions, the Company reduced its Allowance for Credit Losses by $14.9 million during the three months ended June 30, 1997 and retained a residual in the contracts sold of $27.4 million at June 30, 1997. The Company also recorded Gain on Sale of Loans during the three months ended June 30, 1997 of $8.2 million, net of expenses, compared to $639,000 for the same period in 1996. The gain on sale of loans as a percentage of principal balance securitized in the three month period ended June 30, 1997 was 9.8% and 10.4% for the Company Dealership and Third Party Dealer portfolios securitized, respectively, compared to 5.7% for the Company Dealership portfolio securitized in the three month period ended June 30, 1996. The significant difference in the gain percentage is primarily due to the fact that the portfolios securitized in the three month period ended June 30, 1996 were much more seasoned, resulting in a much shorter remaining life than the portfolios securitized in the three month period ended June 30, 1997.

During the three months ended June 30, 1997, the Trusts issued certificates to Sun America at a weighted average yield of 7.46% with the yields ranging from 7.13% to 7.71%, resulting in net spreads, after servicing and trustee fees, ranging from 13.4% to 17.8%, and averaging 14.2%.

The Company's net earnings may fluctuate from quarter to quarter in the future as a result of the timing and size of its securitizations.

As of June 30, 1997, the Company has substantially utilized its maximum commit-ment from, and does not expect to complete any further securitizations with SunAmerica under the Securitization Program.

Other Income. Other Income consists primarily of servicing income, insurance premiums earned on force placed insurance policies, earnings on investments from the Company's cash and cash equivalents, and franchise fees from the Company's rent-a-car franchisees. This income increased by 553.0% to $2.0 million for three months ended June 30, 1997 from $317,000 for the three months ended June 30, 1996. The Company services the $210.0 million in contracts sold for monthly fees ranging from .25% to .33% of beginning of period principal balances (3% to 4% annualized). Servicing Income for the three months ended June 30, 1997 increased to $1.1 million from $194,000 in the three month period ended June 30, 1996. The significant increase is due to the increase in the principal balance of contracts being serviced pursuant to the Securitization Program. The increase is also due to an increase in earnings on investments of $500,000, compared to no investment earnings in the three month period ended June 30, 1996. The Company no longer actively engages in the rent-a-car franchise business.

Income before Operating Expenses. As a result of the Company's continued expansion, Income before Operating Expenses grew by 173.0% to $24.6 million for the three month period ended June 30, 1997 from $9.0 million for the three month period ended June 30, 1996. Growth of Sales of Used Cars, Interest Income on the loan portfolios and Gain on Sale of Loans were the primary contributors to the increase.

Operating  Expenses.    Operating  Expenses  consist  of Selling and Marketing
Expenses,  General  and  Administrative  Expenses,  and  Depreciation  and
Amortization.

Selling and Marketing Expenses. For the three month periods ended June 30, 1997 and 1996, Selling and Marketing Expenses were comprised almost entirely of advertising costs and commissions relating to Company Dealership operations. Selling and Marketing Expenses increased by 84.8% to $2.3 million for the three month period ended June 30, 1997 from $1.2 million for the three month period ended June 30, 1996. As a percentage of Sales of Used Cars, these expenses averaged 8.1% for each of the three month periods ended June 30, 1997 and 1996. On a per unit sold basis, Selling and Marketing Expenses of Company Dealerships increased marginally to $593 per unit for the three month period ended June 30, 1997 from $591 per unit for the three month period ended June 30, 1996.

General and Administrative Expenses. General and Administrative Expenses increased by 189.6% to $13.6 million for the three month period ended June 30, 1997 from $4.7 million for the three month period ended June 30, 1996. These expenses represented 30.7% and 23.4% of total revenues for three month periods ended June 30, 1997, and 1996, respectively. For the three month period ended June 30, 1997 approximately 36.0% of General and Administrative Expenses were attributable to Company Dealership sales, approximately 21.9% to portfolio servicing activities, approximately 23.1% to Third Party Dealer activities, and approximately 19.0% to corporate overhead. For the three month period ended June 30, 1996, approximately 45.0% of General and Administrative Expenses were attributable to Company Dealership sales, approximately 19.6% to portfolio servicing activities, approximately 13.8% to Third Party Dealer activities, and approximately 21.6% to corporate overhead. The increase in General and Administrative Expenses is a result of the Company's increased number of used car dealerships, and significant expansion of its Third Party Dealer financing operations as well as continued expansion of infrastructure to administer growth.

Depreciation  and  Amortization.    Depreciation  and Amortization consists of
depreciation and amortization on the Company's property and equipment and amortization of the Company's goodwill and trademarks. Depreciation and amortization increased by 131.7% to $855,000 for the three month period ended June 30, 1997 from $369,000 for the three month period ended June 30, 1996. The increase was due primarily to the increase in amortization of goodwill associated with the Company's recent acquisitions, and increased depreciation expense from the addition of used car dealerships and Third Party Dealer Branch offices. For the three month period ended June 30, 1997, approximately 41.9% of these expenses were attributable to Company Dealership sales, approximately 30.5% to portfolio servicing activities, approximately 10.2% to Third Party Dealer activities, and approximately 17.4% to corporate overhead. For the three month period ended June 30, 1996, approximately 20.6% of these expenses were attributable to Company Dealership sales, approximately 51.5% to portfolio servicing activities, approximately 11.2% to Third Party Dealer activities, and approximately 16.7% to corporate overhead.

Interest Expense. Interest expense decreased by 65.4% to $567,000 in the three month period ended June 30, 1997 from $1.6 million in the three month period ended June 30, 1996. The decrease in 1997, despite significant growth in Company assets, is the direct result of the two public offerings that were completed in 1996, and a private placement that was completed in February of 1997 which generated, in the aggregate, approximately $168.1 million in cash, and the Company's Securitization Program which generated cash from the sale of Finance Receivables which the Company utilized to pay down debt. Further, concurrent with the Company's initial public offering on June 21, 1996, the Company restructured its Subordinated Notes Payable reducing the borrowing rate on that debt from 18% to 10% per annum.

Income Taxes. Income taxes totaled $3.0 million in the three month period ended June 30, 1997, an effective rate of 41.1%. In the three month period ended June 30, 1996, no income tax was incurred due to income tax benefits realized from the Company's reduction in its valuation allowance for deferred income tax assets.

RESULTS  OF  OPERATIONS
FOR  SIX  MONTHS  ENDED  JUNE  30,  1997
COMPARED  TO  SIX  MONTHS  ENDED  JUNE  30,  1996

Sales of Used Cars. Sales of Used Cars increased by 52.5% to $46.0 million for the six month period ended June 30, 1997 from $30.2 million for the six month period ended June 30, 1996. This growth reflects increases in the number of used car dealerships in operation, and average unit sales price. Units sold increased by 49.9% to 6,278 units in the six month period ended June 30, 1997 from 4,188 units in the six month period ended June 30, 1996. Same store unit sales declined by 18.1% in the six months ended June 30, 1997 compared to the six months ended June 30, 1996. This is due to the increased emphasis on underwriting at the Company Dealerships, particularly one dealership where unit sales decreased by 562 units, which represents 71.0% of the decrease for the six month period ended June 30, 1997 compared to the same period in 1996.

The average sales price per car increased by 1.7% to $7,329 for the six month period ended June 30, 1997 from $7,205 for the six month period ended June 30, 1996.

Cost of Used Cars Sold and Gross Margin. The Cost of Used Cars Sold increased by 42.4% to $24.0 million for the six month period ended June 30, 1997 from $16.9 million for the six month period ended June 30, 1996. On a per unit basis, the Cost of Used Cars Sold decreased by 5.0% to $3,823 for the six month period ended June 30, 1997 from $4,025 for the six month period ended June 30, 1996. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) increased by 65.3% to $22.0 million for the six month period ended June 30, 1997 from $13.3 million for the six month period ended June 30, 1996. As a percentage of sales, the gross margin was 47.8% and 44.1% for the six month periods ended June 30, 1997 and 1996, respectively. On a per unit basis, the gross margin per car sold was $3,506 and $3,180 for the six month periods ended June 30, 1997 and 1996, respectively.

Provision for Credit Losses. The Provision for Credit Losses increased by 70.7% to $8.8 million in the six month period ended June 30, 1997 over $5.2 million for the six month period ended June 30, 1996. This includes an increase of $720,000 in the Provision for Credit Losses in the six month period ended June 30, 1997 for Third Party Dealer Finance Receivables over the six month period ended June 30, 1996 when the Company recorded no Provision for Credit Losses for Third Party Dealer Finance Receivables. On a percentage basis, the Provision for Credit Losses per unit originated at Company
Dealerships increased by 12.6% to $1,517 per unit in the six month period ended June 30, 1997 over $1,348 per unit in the six month period ended June 30, 1996. As a percentage of contract balances originated, the Provision for Credit Losses averaged 17.5% and 19.1%, for the six month periods ended June 30, 1997 and 1996, respectively.

Interest  Income.   Interest  Income consists primarily of interest on finance receivables from Company Dealership sales, interest on Third Party Dealer finance receivables, and income from Residuals and Finance Receivables Sold.

Company Dealership Receivables - Interest Income increased by 13.9% to $5.9 million for the six month period ended June 30, 1997 from $5.2 million for the six month period ended June 30, 1996. Interest Income was adversely affected by sales of $104.0 million in Company Dealership contract principal balances since inception of the Securitization Program, including sales of $45.8 million in Company Dealership contract principal balances in the six months ended June 30, 1997, and will continue to be affected in future periods by
additional  securitizations.   The Company financed 91.6% of sales revenue and
92.7% of the used cars sold at Company Dealerships for the six month period ended June 30, 1997 compared to 89.8% of sales revenue and 91.6% of the used cars sold for the six month period ended June 30, 1996. The average amount financed increased to $7,244 for the six month period ended June 30, 1997 from $7,060 for the six month period ended June 30, 1996. As a result of its expan-sion into markets with interest rate limits, the Company's yield on its Company Dealership Receivable contract portfolio has trended downward. The effective yield on Finance Receivables from Company Dealerships was 27.9% and 28.9%, for the six month periods ended June 30, 1997 and 1996, respectively. The Company charges the maximum interest rate permitted in those states that impose usury limits.

Third Party Dealer Receivables - Interest Income increased by 166.4% to $6.7 million for the six month period ended June 30, 1997 from $2.5 million in the six month period ended June 30, 1996. Interest Income was adversely affected by sales of $106.0 million in Third Party Dealer contract principal balances since inception of the Securitization Program, including sales of $96.0 million in Third Party Dealer contract principal balances in the six months ended June 30, 1997, and will continue to be effected in future periods by additional
securitizations.    Interest  income  has  increased  in  conjunction  with the increases in Third Party Dealer contracts purchased and outstanding. As a result of its expansion into markets with interest rate limits, the Company's yield on its Third Party Dealer contract portfolio has trended downward. Portfolio yield was 25.1%, and 26.5%, for the six month periods ended June 30, 1997 and 1996, respectively.

Gain on Sale of Finance Receivables. Through June 30, 1997, the Company had securitized an aggregate of $210.0 million in contracts, issuing $170.4 million in securities to SunAmerica. Pursuant to these transactions, the Company reduced its Allowance for Credit Losses by $21.8 million during the six months ended June 30, 1997. The Company also recorded Gain on Sale of Loans during the six months ended June 30, 1997 of $12.8 million, net of expenses, compared to $1.2 million for the same period in 1996. The Gain on Sale of Loans as a percentage of principal balance securitized was 9.0% for each of the Company Dealership and Third Party Dealer portfolios securitized in the six month period ended June 30, 1997, compared to 4.9% for the Company Dealership portfolio securitized in the six month period ended June 30, 1996. The significant difference in the gain percentage is due to the fact that the portfolios securitized in the first six months of 1996 were more seasoned, resulting in a much shorter remaining life than the portfolios securitized in the first six months of 1997.

During the six months ended June 30, 1997, the Company made initial spread account deposits totaling $3.2 million. Additional net deposits through the trustees during the six months ended June 30, 1997 totaled $1.9 million resulting in a total balance in the spread accounts of $7.9 million as of June 30, 1997.

Since inception of the securitization program with Sun America, the Trusts have issued certificates to Sun America at a weighted average yield of 7.95% with the yields ranging from 7.13% to 8.62%, resulting in net spreads, after servicing and trustee fees, ranging from 12.5% to 17.8%, and averaging 14.7%.

Other Income. Other Income which consists primarily of servicing income, insurance premiums earned on force placed insurance policies, earnings on investments from the Company's cash and cash equivalents, and franchise fees from the Company's rent-a-car franchisees increased by 729.2% to $3.6 million for six months ended June 30, 1997 from $431,000 for the six months ended June 30, 1996. The Company services the $210.0 million in contracts sold for monthly fees ranging from .25% to .33% of beginning of period principal balances (3% to 4% annualized). Servicing Income for the six months ended June 30, 1997 increased to $1.7 million from $248,000 in the six month period ended June 30, 1996. The significant increase is due to the increase in the principal balance of contracts being serviced pursuant to the Securitization Program. The increase is also due to an increase in earnings on investments of $1.2 million compared to no investment earnings in the six month period ended June 30, 1996. The Company no longer actively engages in the rent-a-car franchise business.

Income before Operating Expenses. As a result of the Company's continued expansion, Income before Operating Expenses grew by 141.7% to $42.2 million for the six month period ended June 30, 1997 from $17.4 million for the six month period ended June 30, 1996. Growth of Sales of Used Cars, Interest Income on the loan portfolios and Gain on Sale of Loans were the primary contributors to the increase.

Operating  Expenses.    Operating  Expenses  consist  of Selling and Marketing
Expenses,  General  and  Administrative  Expenses,  and  Depreciation  and
Amortization.

Selling and Marketing Expenses. For the six month periods ended June 30, 1997 and 1996, Selling and Marketing Expenses were comprised almost entirely of advertising costs and commissions relating to Company Dealership operations. Selling and Marketing Expenses increased by 67.6% to $3.8 million for the six month period ended June 30, 1997 from $2.3 million for the six month period ended June 30, 1996. As a percentage of Sales of Used Cars, these expenses averaged 8.2% and 7.5% for the six month periods ended June 30, 1997, and 1996, respectively. On a per unit sold basis, Selling and Marketing Expenses of Company Dealerships increased by 11.8% to $604 per unit for the six month period ended June 30, 1997 from $540 per unit for the six month period ended June 30, 1996. This increase is primarily due to increased marketing production costs, and an increase in marketing in the Tampa Bay/St. Petersburg, San Antonio, Las Vegas, and Albuquerque markets where the Company initially commenced operations in the six month period ended June 30, 1997, combined with a decrease in same store unit sales.

General and Administrative Expenses. General and Administrative Expenses increased by 152.7% to $22.9 million for the six month period ended June 30, 1997 from $9.0 million for the six month period ended June 30, 1996. These expenses represented 30.5% and 22.9% of total revenues for six month periods ended June 30, 1997, and 1996, respectively. For the six month period ended June 30, 1997 approximately 35.6% of General and Administrative Expenses were attributable to Company Dealership sales, approximately 20.0% to portfolio servicing activities, approximately 23.8% to Third Party Dealer activities, and approximately 20.6% to corporate overhead. For the six month period ended June 30, 1996, approximately 46.7% of General and Administrative Expenses were attributable to Company Dealership sales, approximately 19.1% to portfolio servicing activities, approximately 13.4% to Third Party Dealer activities, and approximately 20.8% to corporate overhead. The increase in General and Administrative Expenses is a result of the Company's increased number of used car dealerships and significant expansion of its Third Party Dealer financing operations as well as continued expansion of infrastructure to administer growth.

Depreciation  and  Amortization.    Depreciation  and Amortization consists of
depreciation and amortization on the Company's property and equipment and amortization of the Company's goodwill and trademarks. Depreciation and amortization increased by 108.0% to $1.5 million for the six month period ended June 30, 1997 from $701,000 for the six month period ended June 30, 1996. The increase was due primarily to the increase in amortization of goodwill associated with the Company's recent acquisitions, and increased depreciation expense from the addition of used car dealerships and Third Party Dealer offices. For the six month period ended June 30, 1997, approximately 38.3% of these expenses were attributable to Company Dealership sales, approximately 32.0% to portfolio servicing activities, approximately 11.0% to Third Party Dealer activities, and approximately 18.7% to corporate overhead. For the six month period ended June 30, 1996, approximately 21.4% of these expenses were attributable to Company Dealership sales, approximately 52.4% to portfolio servicing activities, approximately 10.7% to Third Party Dealer activities, and approximately 15.5% to corporate overhead.

Interest Expense. Interest expense decreased by 59.4% to $1.3 million in the six month period ended June 30, 1997 from $3.3 million in the six month period ended June 30, 1996. The decrease in 1997, despite significant growth in Company assets, is the direct result of the two public offerings that were completed in 1996, and a private placement that was completed in February of 1997 which generated, in the aggregate, approximately $168.1 million in cash, and the Company's Securitization Program which generated cash from the sale of Finance Receivables which the Company utilized to pay down debt. Further, concurrent with the Company's initial public offering on June 21, 1996, the Company restructured its Subordinated Notes Payable reducing the borrowing rate on that debt from 18% to 10% per annum.

Income Taxes. Income taxes totaled $5.2 million in the six month period ended June 30, 1997, an effective rate of 40.5%. In the six month period ended June 30, 1996, no income tax was incurred due to income tax benefits realized from the Company's reduction in its valuation allowance for deferred income tax assets.

ALLOWANCE  FOR  CREDIT  LOSSES

The Company has established an Allowance for Credit Losses ("Allowance") to cover anticipated credit losses on the contracts currently in its portfolio. The Allowance has been established through the Provision for Credit Losses, and through nonrefundable acquisition discounts on contracts purchased from
Third Party Dealers. The Allowance on contracts originated at Company Dealerships increased to 23.3% of outstanding principal balances as of June 30, 1997 compared to 23.0% as of December 31, 1996. The Allowance as a percentage of Third Party Dealer contracts increased to 15.5% from 12.7% over the same period. The Allowance as a percentage of the Company's combined contract portfolio increased to 20.1% at June 30, 1997 from 13.9% at December 31, 1996. The increase in the Allowance percentage is primarily due to the composition of the total portfolio with an increase in the Company Dealership Receivable portfolio relative to the total portfolio compared to December 31, 1996.

The following table reflects activity in the Allowance, as well as information regarding charge off activity, for the three month periods ended June 30, 1997 and 1996, in thousands.


                                        COMPANY DEALERSHIPS     THIRD PARTY DEALERS
                                      ------------------------  -------------------
                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                JUNE 30,             JUNE 30,
                                      ------------------------  ------------------
                                         1997         1996        1997      1996
                                      -----------  -----------  ---------  -------
Allowance Activity:
Balance, Beginning of Period          $    9,223   $   6,400   $  6,219   $1,350
Provision for Credit Losses                4,848       2,566          -        -
Discount Acquired                          6,708           -      5,782    1,109
Reduction Attributable to Loans Sold      (8,414)     (1,265)    (6,509)       -
Net Charge Offs                           (2,436)     (1,727)      (986)    (385)
                                      -----------  ----------  ---------  -------
Balance, End of Period                $    9,929   $   5,974   $  4,506   $2,074
                                      ===========  ==========  =========  =======

Charge off Activity:
Principal Balances:
  Collateral Recovered                $   (2,406)  $  (1,342)  $ (1,210)  $ (525)
  Collateral Not Recovered                  (548)       (815)      (196)    (134)
                                      -----------  ----------  ---------  -------
  Total Principal Balances                (2,954)     (2,157)    (1,406)    (659)
  Accrued Interest                             -        (205)         -      (29)
  Recoveries, Net                            518         635        420      303
                                      -----------  ----------  ---------  -------
Net Charge Offs                       $   (2,436)  $  (1,727)  $   (986)  $ (385)
                                      ===========  ==========  ==========  =======
Net Charge Offs as % of Average
  Principal  Outstanding                     4.2%        5.8%       2.0%     2.9%
                                      ===========  ==========  ==========  =======

The following table reflects activity in the Allowance, as well as information regarding charge off activity, for the six month periods ended June 30, 1997 and 1996, in thousands.


                                       COMPANY DEALERSHIPS       THIRD PARTY DEALERS
                                      ------------------------  ---------------------
                                           SIX MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                 JUNE 30,
                                      ------------------------  ---------------------
                                         1997          1996        1997        1996
                                      -----------  -----------  -----------  --------
Allowance Activity:
Balance, Beginning of Period          $    1,625   $    7,500   $    6,500   $ 1,000
Provision for Credit Losses                8,109        5,172          720         -
Discount Acquired                         15,309            -       11,132     1,830
Discount accreted to interest income           -            -         (642)        -
Reduction Attributable to Loans Sold     (11,082)      (2,924)     (10,742)        -
Net Charge Offs                           (4,032)      (3,774)      (2,462)     (756)
                                      -----------  -----------  -----------  --------
Balance, End of Period                $    9,929   $    5,974   $    4,506   $ 2,074
                                      ===========  ===========  ===========  ========
Allowance as Percent of Period
  Ended Principal Balance                   23.3%       23.6%        15.5%      8.1%
                                      ===========  ===========  ===========  ========
Charge off Activity:
Principal Balances:
  Collateral Recovered                $   (4,546)  $   (3,596)  $   (2,807)  $(1,067)
  Collateral Not Recovered                  (670)      (1,277)        (660)     (225)
                                      -----------  -----------  -----------  --------
  Total Principal Balances                (5,216)      (4,873)      (3,467)   (1,292)
  Accrued Interest                             -         (372)           -       (59)
  Recoveries, Net                          1,184         1,471        1,005       595
                                      -----------  -----------  -----------  --------
Net Charge Offs                       $   (4,032)  $    (3,774)  $   (2,462)  $  (756)
                                      ===========  ===========  ===========  ========
Net Charge Offs as % of Average
  Principal  Outstanding                    10.4%         11.7%         3.7%      4.0%
                                      ===========  ===========  ===========  ========


The Company's policy is to charge off contracts when they are deemed uncollectible, but in any event at such time as a contract is delinquent for 90 days.

Net Charge Offs - Company Dealerships. Net Charge Offs for contracts originated at Company dealerships in the three month period ended June 30, 1997 were 4.2% of the average principal balance outstanding compared to 5.8% in the three month period ended June 30, 1996.

Recoveries as a percentage of principal balances charged off where collateral has been recovered averaged 26.0% for the six month period ended June 30, 1997 compared to 40.9% for the six month period ended June 30, 1996. The decrease is primarily due to a decrease in the amounts received upon disposition of collateral.

Net Charge Offs - Third Party Dealers. Net Charge Offs for contracts purchased from Third Party Dealers in the three month period ended June 30, 1997 were 2.0% of the average principal balance outstanding compared to 2.9% in the three month period ended June 30, 1996. The Company purchases contracts from Third Party Dealers, at discounts averaging approximately 11.6%, contracts with average principal balances of approximately $5,550 and bearing an average APR of 24.1%.

Recoveries as a percentage of principal balances charged off where collateral has been recovered averaged 35.8% for the six month period ended June 30, 1997 compared to 55.8% for the six month period ended June 30, 1996. The decrease is primarily due to a decrease in the amounts received upon disposition of collateral.

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

Effective January 1, 1997, the Company retroactively implemented a methodology to more reasonably compute "Monthly Payments Completed by Customer Before Charge Off" as it relates to loan balances charged off after final insurance settlements and on loans modified from their original terms. Resulting adjustments affect the timing of previously reported interim cumulative losses and do not impact ending cumulative losses. For loan balances charged off after insurance settlement principal reductions, the revised calculation method only gives credit for payments actually made by the customer and excludes credit for reductions arising from insurance proceeds. For modified loans, completed payments now reflect customer payments made both before and after the loan was modified. The numbers presented below reflect the adoption of the revised calculation method.

Currently reported cumulative losses may also vary from those previously reported due to ongoing collection efforts on charged off accounts and the difference between final proceeds on the liquidation of repossessed collateral versus original accounting estimates. Management believes that such variation will be insignificant.

  CONTRACTS  ORIGINATED  AT  COMPANY  DEALERSHIPS

The following table sets forth the cumulative net charge offs as a percentage of original contract cumulative balances, based on the quarter of origination and segmented by the number of monthly payments completed by customer before charge off.

POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S ORIGINAL
                          AGGREGATE PRINCIPAL BALANCE

MONTHLY PAYMENTS COMPLETED BY CUSTOMER BEFORE CHARGE OFF
--------------------------------------------------------
              0      3      6     12     18     24
             ----  -----  -----  -----  -----  -----
1993:
1st Quarter  6.9%  18.7%  26.5%  31.8%  33.9%  35.1%
2nd Quarter  7.2%  18.9%  25.1%  29.4%  31.7%  32.1%
3rd Quarter  8.6%  19.6%  23.7%  28.5%  30.7%  31.6%
4th Quarter  6.3%  16.1%  21.6%  27.0%  28.9%  29.5%
1994:
1st Quarter  3.4%  10.0%  13.4%  18.1%  20.5%  21.2%
2nd Quarter  2.8%  10.5%  14.2%  19.7%  21.9%  22.4%
3rd Quarter  2.8%   8.2%  12.2%  16.5%  18.6%  19.5%
4th Quarter  2.4%   7.7%  11.3%  16.9%  20.0%  21.0%
1995:
1st Quarter  1.1%   7.4%  12.5%  17.8%  20.3%  21.4%
2nd Quarter  1.7%   7.1%  12.1%  16.7%  19.6%     x
3rd Quarter  2.0%   7.0%  11.1%  18.1%  21.7%.    -
4th Quarter  1.2%   5.6%  10.8%  17.7%     x      -
1996:
1st Quarter  1.4%   7.6%  13.2%  20.5%     -      -
2nd Quarter  2.2%   9.2%  14.0%     x      -      -
3rd Quarter  1.6%   7.2%  12.9%     -      -      -
4th Quarter  1.6%   8.7%     x      -      -      -
1997:
1st Quarter  2.5%     x      -      -      -      -
2nd Quarter    x      -      -      -      -      -

Trends set forth in the table above indicate a deterioration in the performance of the associated loan portfolio. Management believes the deterioration is primarily attributable to less effective collection procedures resulting from a loan servicing and collection data processing system conversion in the first and second quarters of 1997 rather than from any fundamental change in loan quality or underwriting. However, should the trend continue, an increase in the Allowance for Credit Losses may be necessary via a charge to the Provision for Credit Losses, and a write-down in the Residual in Finance Receivables Sold may also be necessary.

Analysis of portfolio delinquencies is also considered in evaluating the adequacy of the Allowance. Principal balances 31 to 60 days delinquent as a percentage of total outstanding contract principal balances totaled 4.0% and 2.3% as of June 30, 1997 and December 31, 1996, respectively. Principal balances 61 to 90 days delinquent as a percentage of total outstanding contract principal balances totaled 1.4% and 0.6% as of June 30, 1997 and December 31, 1996, respectively. In accordance with the Company's charge off policy, there are no accounts more than 90 days delinquent as of June 30, 1997 and December 31, 1996.
  CONTRACTS  PURCHASED  FROM  THIRD  PARTY  DEALERS

Non-refundable acquisition discount ("Discount") acquired totaled $5.8 million and $1.1 million for the three month periods ended June 30, 1997 and 1996, respectively. The Discount, attributable to Third Party Dealer branch purchases, averaged approximately 11.6% as a percentage of principal balances purchased in the three month period ended June 30, 1997, compared to 11.1% in the three month period ended June 30, 1996. For the six months ended June 30, 1997 and 1996, Discount acquired totaled $11.1 million and $1.8 million, respectively. As a percentage of contracts purchased, Discount averaged 11.6% and 10.6% during the same periods, respectively. Beginning in 1996, the Company expanded into markets with interest rate limits. While contractual interest rates on these contracts are limited by law, the Company has been able to purchase these contracts at a reasonably consistent effective yield and, therefore, Discounts have trended upward.

The following table sets forth the cumulative net charge offs as a percentage of original contract cumulative balances, based on the quarter of origination and segmented by the number of monthly payments completed by customer before charge off.

         POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S ORIGINAL
                          AGGREGATE PRINCIPAL BALANCE

MONTHLY PAYMENTS COMPLETED BY CUSTOMER BEFORE CHARGE OFF
--------------------------------------------------------
              0     3     6     12     18    24
             ----  ----  ----  -----  ----  -----
1995:
2nd Quarter  0.9%  4.1%  5.7%   7.7%  9.4%  10.2%
3rd Quarter  1.2%  3.7%  4.6%   6.3%  7.5%     x
4th Quarter  1.0%  4.3%  6.7%   9.2%    x      -
1996:
1st Quarter  0.8%  3.7%  6.9%  10.8%    -      -
2nd Quarter  1.6%  6.2%  9.7%     x     -      -
3rd Quarter  1.3%  6.1%  9.4%     -     -      -
4th Quarter  1.5%  7.5%    x      -     -      -
1997:
1st Quarter  1.3%    x     -      -     -      -
2nd Quarter    x     -     -      -     -      -

Trends set forth in the table above indicate a deterioration in the performance of the associated loan portfolio. Management believes the deterioration is primarily attributable to less effective collection procedures resulting from a loan servicing and collection data processing system conversion in the first and second quarters of 1997 rather than from any fundamental change in loan quality or underwriting. However, should the trend continue, an increase in the Allowance for Credit Losses may be necessary via a charge to the Provision for Credit Losses, and a write-down in the Residual in Finance Receivables Sold may also be necessary.

Beginning April 1, 1995, the Company initiated a new purchasing program for Third Party Dealer contracts which included an emphasis on higher quality contracts. As of March 31, 1995, the Third Party Dealer portfolio originated under the prior program had a principal balance of $2.0 million, and are not a material consideration for management's evaluation of the current Third Party Dealer portfolio. Therefore, contract performance under this prior program has been excluded from the table above.
While the static pool information is developing, management augments its evaluation of the adequacy of the Allowance for Third Party Dealers through comparisons in the characteristics of collateral ratios and borrowers on Third Party Dealer contracts versus those of the Company Dealership contracts, as well as through comparisons of portfolio delinquency, actual contract performance and, to the extent information is available, industry statistics.

Analysis of portfolio delinquencies is also considered in evaluating the adequacy of the Allowance. Principal balances 31 to 60 days delinquent as a percentage of total outstanding contract principal balances totaled 3.8% and 3.1% as of June 30, 1997 and December 31, 1996, respectively. Principal balances 61 to 90 days delinquent as a percentage of total outstanding contract principal balances totaled 1.7% and 1.1% as June 30, 1997 and December 31, 1996, respectively. In accordance with the Company's charge off policy there are no Third Party Dealer contracts more than 90 days delinquent as of June 30, 1997 and December 31, 1996.

During 1996 and continuing throughout 1997, the Company elected to extend the time period before repossession is ordered with respect to those customers who exhibit a willingness and capacity to bring their contracts current. As a result of this revised repossession policy, delinquencies increased as expected. Further, the Company underwent a conversion of its loan servicing system on February 1, 1997. In the opinion of management, delinquencies were adversely effected by the conversion process due to the need for employees to completely acquaint themselves with the Company's new systems.

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

The Company's Net Cash Provided by Operating Activities increased by 155.0% to $26.0 million for the six month period ended June 30, 1997 from $10.2 million in the six month period ended June 30, 1996. The increase was primarily due to an increase in proceeds from sales of finance receivables, provision for credit losses, and increases in Accounts Payable, Accrued Liabilities and Other Liabilities offset by increases in Finance Receivables Held for Sale, Gain on Sale of Finance Receivables, and increases in Inventory and Other Assets.

The Net Cash Used in Investing Activities increased by 272.3% to $55.4 million in the six months ended June 30, 1997 from $14.9 million in the six months ended June 30, 1996. The increase was due to an increase in notes receivable of $8.9 million, an increase in the purchase of property and equipment of $8.5 million, and the purchase of the assets of Seminole and EZ Plan for $29.9 million.

The Company's Net Cash Provided by Financing Activities increased to $52.1 million in the six months ended June 30, 1997 from $3.5 million in the six months ended June 30, 1996. This increase was primarily the result of the $88.7 million in proceeds from the Company's sale of common stock, net of the $34.5 million of repayment of Notes Payable and the repayment of subordinated notes payable of $2.0 million.

Revolving Facility. The Company maintains a Revolving Facility with GE Capital that has a maximum commitment of up to $50.0 million. Under the Revolving Facility, the Company may borrow up to 65.0% of the principal balance of eligible Company Dealership contracts and up to 90.0% of the principal balance of eligible Third Party Dealer contracts. The Revolving Facility expires in September 1997, at which time the Company has the option to renew the Revolving Facility for one additional year. The facility is secured by substantially all of the Company's assets. As of June 30, 1997, the Company's borrowing capacity under the Revolving Facility was $49.9 million, the aggregate principal amount outstanding under the Revolving Facility was approximately $100,000, and the amount available to be borrowed under the facility was $35.5 million. The Revolving Facility bears interest at the 30-day LIBOR plus 3.60%, payable daily (total rate of 9.30% as of June 30, 1997).

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

The Company recently completed negotiations to modify the terms of its Revolving Facility, and expects to execute a definitive agreement in the near
future.   Under  the  modified  terms of the agreement, the commitment will be raised from $50 million to $100 million, the Company may borrow up to 65.0% of the principal balance of eligible Company Dealership contracts and up to 86.0% of the principal balance of eligible Third Party Dealer contracts, the interest rate will be reduced to 30-day LIBOR plus 3.15%, payable daily, and the Revolving Facility will expire in December 1998. Certain of the definitive terms may vary from those set forth herein. No assurance can be given that definitive agreements will ultimately be executed.

Subordinated Indebtedness and Preferred Stock. The Company has historically borrowed substantial amounts from Verde Investments Inc. ("Verde"), an affiliate of the Company. The Subordinated Notes Payable balances outstanding to Verde totaled $12.0 and $14.0 million as of June 30, 1997 and December 31, 1996, respectively. Prior to June 21, 1996, these borrowings accrued interest at an annual rate of 18.0%. Effective June 21, 1996 the annual interest rate on these borrowings was reduced to 10.0%. The Company is required to make monthly payments of interest and annual payments of principal in the amount of $2.0 million. This debt is junior to all of the Company's other indebtedness and the Company may suspend interest and principal payments in the event it is in default on obligations to any other creditors. Subsequent to June 30, 1997, the Company's Board of Directors approved the prepayment of the $12.0 million in subordinated debt subject to certain conditions including the Company's completion of a debt offering. No such prepayment has been made as of the date of filing of this form 10-Q.

On December 31, 1995, Verde converted $10.0 million of subordinated debt to Preferred Stock of the Company. Prior to June 21, 1996, the Preferred Stock accrued a dividend of 12.0% annually, increasing one percent per year up to a maximum of 18.0%. Effective June 21, 1996, the dividend on the Preferred Stock was decreased from 12.0% to 10.0%. During the six month period ended June 30, 1996, the Company paid a total of $567,000 in dividends to Verde on the Preferred Stock which was redeemed in November 1996. As the preferred stock was redeemed in 1996, there were no dividends paid in 1997.

Securitizations.    SunAmerica   and   the   Company  have  entered  into  the
Securitization Program under which SunAmerica may purchase up to $175.0 million of certificates secured by contracts. The Securitization Program has provided the Company with a source of funding in addition to the Revolving Facility. At the closing of each securitization, CRC receives payment from SunAmerica for the certificates sold (net of Investments Held in Trust). The Company also generates cash flow under this program from ongoing servicing fees and excess cash flow distributions resulting from the difference between the payments received from customers on the contracts and the payments paid to SunAmerica. In addition, securitization allows the Company to fix its cost of funds for a given contract portfolio, broadens the Company's capital source alternatives, and provides a higher advance rate than that available
under  the  Revolving  Facility.    As  of  June  30,  1997,  the  Company had
substantially utilized its maximum commitment from, and does not expect to complete any further securitizations with SunAmerica under the Securitization Program. The Company is actively seeking to identify alternative securitization
participants.   Failure  to  identify  new  securitization participants and to periodically engage in securitization transactions will adversely affect the Company.

In connection with its securitization transactions with SunAmerica, CRC is required to make an initial cash deposit into an account held by the trustee (spread account) and to pledge this cash to the Trust to which the finance
receivables  were  sold.   The  Trust in turn invests the cash in high quality
liquid investment securities. In addition, the Company (through the trustee) deposits additional cash flows from the residual to the spread account as necessary to attain and maintain the spread account at a specified per-centage of the underlying finance receivables principal balance. In the event that the cash flows generated by the finance receivables sold to the Trust are insufficient to pay obligations of the Trust, including principal or interest due to certificate holders or expenses of the Trust, the trustee will draw funds from the spread account as necessary to pay the obligations of the Trust. The spread account must be maintained at a specified percentage of the princi-pal balances of the finance receivables held by the Trust, which can be increased in the event delinquencies or losses exceed specified levels. If the spread account exceeds the specified percentage, the trustee will release the excess cash to CRC from the pledged spread account.

On July 18, 1997, the Company filed a Form S-3 registration statement for the purpose of registering up to $200 million of its debt securities in one or more series at prices and on terms to be determined at the time of sale. The registration statement was declared effective by the Securities and Exchange Commission in July 1997.

Capital Expenditures and Commitments. The Company is pursuing an aggressive growth strategy. In the fourth quarter of 1996, the Company acquired the leasehold rights to an existing dealership in Las Vegas, Nevada, which commenced operations in March 1997, and has opened a new dealership in Phoenix, Arizona and two new dealerships in Albuquerque, New Mexico, and has three other dealerships in Phoenix, Arizona currently under development. In addition, the Company opened 30 new Branch Offices during the second quarter of 1997, and recently completed expansion of its contract servicing and collection facility.

On April 1, 1997, the Company completed the purchase of substantially all of the assets of a Company engaged in the business of selling and financing used motor vehicles, including seven dealerships in San Antonio and a contract portfolio of approximately $24.3 million for a purchase price of $26.3 million in cash. In addition, the Company intends to open 10 or more new Branch Offices and three or more Company Dealerships through the end of 1997. The Company believes that it will expend approximately $50,000 to establish each new Branch Office. New Company Dealerships cost approximately $1.5 to $1.7 million to construct (excluding inventory). Further, on July 11, 1997, the Company entered into an agreement to provide "debtor in possession" financing to First Merchants Acceptance Corporation in an amount up to $10.0 million. The Company intends to finance these expenditures through operating cash flows and supplemental borrowings, including amounts available under the Revolving Facility and Securitization Program, if any.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement is effective for interim and fiscal periods beginning after December 15, 1997, and requires the Company to classify items of other comprehensive income by their nature in a financial statement, and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Management of the Company does not expect that the adoption of SFAS No. 130 will have a material impact on the Company.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement is effective for fiscal years beginning after December 15, 1997, and requires the Company to report information about operating segments in its annual financial statements and further requires the Company to disclose selected information about operating segments in interim reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management of the Company does not expect that the adoption of SFAS No. 131 will have a material impact on the Company.

PART  II.    OTHER  INFORMATION


Item  1.                    Legal  Proceedings.

     The Company sells its cars on an "as is" basis, and requires all customers to sign an agreement on the date of sale pursuant to which the
Company   disclaims   any   obligation   for   vehicle-related  problems  that
subsequently occur. Although the Company believes that such disclaimers are enforceable under applicable state, federal and other laws and regulations, there can be no assurance that they will be upheld in every instance. Despite obtaining these disclaimers, the Company, in the ordinary course of business, receives complaints from customers relating to such vehicle-related problems as well as alleged violations of federal and state consumer lending or other similar laws and regulations. While most of these complaints are made directly to the Company or to various consumer protection organizations and are subsequently resolved, the Company is named as a defendant in civil suits filed by customers in state, local, or small claims courts. Additionally, in the ordinary course of business, the Company is a defendant in various other types of legal proceedings. There can be no assurance that the Company will not be a target of similar claims and legal proceedings in the future. The Company believes that the ultimate disposition of these matters on a cumulative basis will not have a material adverse effect on the Company. However, there can be no assurance in this regard.

In connection with the Seminole acquisition, a purported creditor of the sellers filed, on January 21, 1997, to enjoin the sale as a fraudulent conveyance. Alternatively, the suit seeks to void any transfer of the assets that has already occurred, to attach the assets that have been transferred, or to appoint a receiver to take charge of the assets transferred. The Company has not been named in this action, has received a specific indemnity from the sellers relating to this action, and has been advised by the sellers that, in their view, the claim is without merit. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company.

Item  2.          Changes  in  Securities.

     None.

Item  3.          Defaults  Upon  Senior  Securities.

     None.

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders.

     None.

Item  5.          Other  Information.

     None.

Item  6.          Exhibits  and  Reports  on  Form  8-K.

     (a)          Exhibits

          Exhibit  3.a - Certification of Incorporation of the Company
                         Amended and Restated as of May 15, 1997

          Exhibit  3.b - By-laws of the Company

          Exhibit 10.a - Employment Agreement between the Company and
                         Russell Grisanti

          Exhibit 10.b - Company's Long-Term Incentive Plan Restated as of
                         March 14, 1997

          Exhibit 10.c - First  Amendment to Agreement of Purchase and Sale of
                         Assets dated June 6, 1997 to agreement dated December 31, 1996.

          Exhibit 11   - Statement Regarding Computation of Earnings Per Share

          Exhibit 27   - Financial  Data  Schedule

          Exhibit 99   - Cautionary  Statement  Regarding  Forward  Looking
                         Statements

     (b)                    Reports  on  Form  8-K.

     During the second quarter of 1997, the Company filed, pursuant to Items 5 and 7, four reports on Form 8-K or Form 8-K/A. The first report on Form 8-K dated April 1, 1997 and filed April 15, 1997, reported the closing of the acquisition of certain assets from third parties (referred to as E-Z Plan), indicated that financial information in connection with the E-Z Plan acqui-sition will be filed later when it is available and incorporated by reference the previously filed agreement of purchase and sale of assets for the acqui-sition. The second report on Form 8-K dated April 21, 1997 and filed April 22, 1997, reported that the Company's registration statement relating to the resale of the common stock issued in a private placement had been declared effective. The third report on Form 8-K/A2 dated January 15, 1997 and filed May 14, 1997, revised certain financial statements related to the Seminole acquisition by the Company. The fourth report on Form 8-K/A1 dated April 1, 1997 and filed June 11, 1997, amended an earlier Form 8-K to add financial statements and pro forma information related to the E-Z Plan acquisition by the Company. After the second quarter 1997, the Company filed, pursuant to Items 5 and 7, one report on Form 8-K. This report on Form 8-K dated July 17, 1997 and filed July 18, 1997, included a copy of the Company's press release entitled "Ugly Duckling Corporation to Purchase Secured Bank Debt of First Merchants Acceptance Corporation."

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Ugly  Duckling  Corporation


Date:  August  14,  1997
       -----------------


/s/  Steven  T.  Darak
----------------------

Steven  T.  Darak
Senior  Vice  President  and
Chief  Financial  Officer
(Principal  Financial  and  Accounting  Officer)

                                EXHIBIT INDEX


EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
 3.a         Certification of Incorporation of the Company Amended and
             Restated as of May 15, 1997
 3.b         By-Laws of the Company
10.a         Employment Agreement Between the Company and Russell Grisanti
10.b         Company's Long-Term Incentive Plan Restated as of March 14, 1997
10.c         First Amendment to Agreement of Purchase and Sale of Assets
             Dated June 6, 1997 to Agreement Dated December 31, 1996.
11           Statement Regarding Computation of Earnings Per Share
27           Financial  Data  Schedule
99           Cautionary  Statement  Regarding  Forward  Looking  Statements
