Form 10-Q
period 1997-09-30
UGLY DUCKLING CORP
filed 1997-11-14
CIK 1012704

-----------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549
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

                              SEPTEMBER 30, 1997

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

At  November    14, 1997, there were 18,520,916 shares of Common Stock, $0.001 par  value,  outstanding.

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

                           UGLY DUCKLING CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS


                        Part I. - FINANCIAL STATEMENTS


                                                                         Page
Item 1.     FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets - September 30, 1997 and

December 31,  1996                                                        3
Condensed Consolidated  Statements of Operations -Three Months and Nine
Months  Ended September 30, 1997 and September 30, 1996                   4
Condensed Consolidated Statements of Cash Flows - Nine   Months Ended
September 30, 1997 and September 30, 1996                                 5
Notes to Condensed Consolidated Financial Statements                      6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION  AND RESULTS OF OPERATIONS                                      8

Part II. -  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS                                              30

Item 2.    CHANGES IN SECURITIES                                          30

Item 3.    DEFAULTS UPON SENIOR SECURITIES                                30

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            30

Item 5.    OTHER INFORMATION                                              30

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                               30

SIGNATURES                                                               S-1

Exhibit 10.a
Exhibit 10.b
Exhibit 10.c
Exhibit 11                                                                i
Exhibit 27                                                                ii
Exhibit 99                                                               iii

                                    ITEM 1.

                  UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                           SEPTEMBER 30,    DECEMBER 31,
                                                1997            1996
                                           --------------  --------------
ASSETS
Cash and Cash Equivalents                  $        4,401  $      18,455
Finance Receivables Held for Sale, net             36,346         51,063
Residuals in Finance Receivables Sold              25,755          9,889
Investments Held in Trust                          16,192          3,479
Notes Receivable                                   93,833          1,063
Income Taxes Receivable                             3,760            315
Inventory                                          20,936          5,752
Property and Equipment, net                        37,892         20,652
Goodwill and Trademarks, net                       17,181          2,150
Other Assets                                       14,989          5,265
                                           -------------- ---------------
                                           $      271,285  $     118,083
                                           ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable                         $        3,765  $       2,132
  Accrued Expenses and Other Liabilities           19,344          6,728
  Notes Payable                                    58,781         12,904
  Subordinated Notes Payable                       12,000         14,000
                                           --------------  --------------
     Total Liabilities                             93,890         35,764
                                           --------------  --------------
Stockholders' Equity:
  Common Stock                                    171,943         82,612
  Retained Earnings (Accumulated Deficit)           5,452           (293)
                                           --------------  --------------
     Total Stockholders' Equity                   177,395         82,319
                                           --------------  --------------

                                           $      271,285  $     118,083
                                           ==============  ==============












See  accompanying  notes  to  Condensed  Consolidated  Financial  Statements.

UGLY DUCKLING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per common share)

                                                     Three Months Ended                Nine Months Ended
                                              September 30,    September 30,    September 30,    September 30,
                                                  1997             1996             1997             1996
                                             ---------------  ---------------  ---------------  ---------------
Sales of Used Cars                           $       33,530   $       12,320   $       79,543   $       42,497
Cost of Used Cars Sold                              (18,537)          (6,977)         (42,537)         (23,835)
Provision for Credit Losses                          (6,538)          (2,541)         (15,367)          (7,713)
                                             ---------------  ---------------  ---------------  ---------------
                                                      8,455            2,802           21,639           10,949
                                             ---------------  ---------------  ---------------  ---------------
Interest Income                                      10,645            4,190           23,390           11,881
Gain (Loss) on Sale of Finance Receivables           (2,487)           1,400           10,323            2,578
                                             ---------------  ---------------  ---------------  ---------------
                                                      8,158            5,590           33,713           14,459
                                             ---------------  ---------------  ---------------  ---------------
Other Income                                          3,516              349            6,953              780
                                             ---------------  ---------------  ---------------  ---------------
Income before Operating Expenses                     20,129            8,741           62,305           26,188

Operating Expenses:
  Selling and Marketing                               2,887              652            6,680            2,915
  General and Administrative                         17,629            4,505           40,489           13,551
  Depreciation and Amortization                       1,001              427            2,459            1,128
                                             ---------------  ---------------  ---------------  ---------------
                                                     21,517            5,584           49,628           17,594
                                             ---------------  ---------------  ---------------  ---------------

Operating Income (Loss)                              (1,388)           3,157           12,677            8,594

Interest Expense                                      1,578            1,190            2,914            4,479
                                             ---------------  ---------------  ---------------  ---------------

Earnings (Loss) before Income Taxes                  (2,966)           1,967            9,763            4,115

Income Taxes (Benefit)                               (1,138)               -            4,018                -
                                             ---------------  ---------------  ---------------  ---------------

Net Earnings (Loss)                          $       (1,828)  $        1,967   $        5,745   $        4,115
                                             ===============  ===============  ===============  ===============

Earnings (Loss) per Common Share                     ($0.10)  $         0.19   $         0.32   $         0.46
                                             ===============  ===============  ===============  ===============

Shares Used in Computation                           19,000            9,205           18,200            7,230
                                             ===============  ===============  ===============  ===============







See  accompanying  notes  to  Condensed  Consolidated  Financial  Statements.

                  UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (IN THOUSANDS)

                                                           1997       1996
                                                        ----------  --------
Cash Flows from Operating Activities:
Net Earnings                                              $5,745     $4,115
Adjustments to Reconcile Net Earnings to Net
Cash Provided by Operating Activities:
Provision for Credit Losses                               15,367      7,713
Gain on Sale of Finance Receivables                      (10,323)    (2,578)
Purchase of Finance Receivables                         (195,127)   (70,847)
Proceeds from Sale of Finance Receivables                193,823     29,029
Collections of Finance Receivables                        37,157     31,107
Decrease in Deferred Income Taxes                          1,500          -
Depreciation and Amortization                              2,459      1,128
Decrease (Increase) in Inventory                          (8,869)       440
Increase in Other Assets                                  (8,478)      (584)
Increase in Accounts Payable, Accrued Expenses, and
Other Liabilities                                         11,497      1,430
Increase (Decrease) in Income Taxes Receivable/Payable    (3,445)       684
                                                       ----------  ---------
Net Cash Provided by Operating Activities                 41,306      1,637
                                                       ----------  ---------
Cash Flows Used In Investing Activities:
Increase in Investments Held in Trust                    (12,713)    (8,963)
Net Decrease (Increase) in Notes Receivable              (29,485)       100
Purchase of Property and Equipment                       (15,481)    (4,013)
Payment for Acquisition of Assets                        (45,260)         -
                                                       ----------  ---------
Net Cash Used in Investing Activities                   (102,939)   (12,876)
                                                       ----------  ---------
Cash Flows from Financing Activities:
Issuance of Notes Payable, net                           (39,084)    (2,824)
Net Repayment of Subordinated Notes Payable               (2,000)      (553)
Proceeds from Issuance of Common Stock                    88,719     14,844
Other, Net                                                   (56)      (963)
                                                       ----------  ---------
Net Cash Provided by Financing Activities                 47,579     10,504
                                                       ----------  ---------
Net Decrease in Cash and Cash Equivalents                (14,054)      (735)
Cash and Cash Equivalents at Beginning of Period          18,455      1,419
                                                       ----------  ---------
Cash and Cash Equivalents at End of Period                $4,401       $684
                                                       ==========  =========








See  accompanying  notes  to  Condensed  Consolidated  Financial  Statements.

                           UGLY DUCKLING CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.    BASIS OF PRESENTATION
           ---------------------

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

NOTE 2.    SUMMARY OF FINANCE RECEIVABLES, NET
           -----------------------------------

Following is a summary of Finance Receivables, net, as of September 30, 1997 and December 31, 1996 (in thousands):

                                            September 30,    December 31,
                                                1997             1996
                                           ---------------  --------------
  Principal Balances. . . . . . . . . . .  $       41,727   $      58,281
  Add:  Accrued Interest. . . . . . . . .             447             718
   Loan Origination Costs . . . . . . . .             503             189
  Finance Receivables . . . . . . . . . .          42,677          59,188
  Less Allowance for Credit Losses. . . .          (6,331)         (8,125)
                                           ---------------  --------------
  Finance Receivables, net. . . . . . . .  $       36,346   $      51,063
                                           ===============  ==============

  Finance Receivables Held for Sale . . .  $       42,677   $       7,000
  Finance Receivables Held for Investment               -          52,188
                                           ---------------  --------------
                                           $       42,677   $      59,188
                                           ===============  ==============

NOTE  3.        RESIDUALS  IN  FINANCE  RECEIVABLES  SOLD
                -----------------------------------------

As of September 30, 1997 and December 31, 1996, the Residuals in Finance Receivables Sold were comprised of the following (in thousands):

                                                                September 30,    December 31,
                                                                   1997             1996
                                                               ---------------  --------------
  Retained interest in subordinated securities
    (B Certificates)                                           $       41,700   $      10,900
  Net interest spreads, less present value discount                    29,055           6,839
  Reduction for estimated credit losses                               (45,000)         (7,850)
                                                               ---------------  --------------
  Residuals in finance receivables sold                        $       25,755   $       9,889
                                                               ===============  ==============

  Securitized principal balances outstanding                   $      228,996   $      51,663
                                                               ===============  ==============
  Estimated credit losses as a % of securitized
    principal balances outstanding.                                     19.7%           15.2%
                                                               ===============  ==============



The following table reflects a summary of activity for the Residuals in Finance Receivables Sold for the three and nine month periods ended September 30, 1997 and 1996, respectively (in thousands).

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                    ---------------------  -------------------
                                                       1997        1996       1997      1996
                                                    ----------  ---------  --------  ---------
Balance, Beginning of Period                        $  27,441   $  5,001   $ 9,889   $      -
Additions                                              12,377      2,313    34,599      7,445
Amortization                                           (4,063)      (410)   (8,733)      (541)
Write-down of Residual in Finance Receivables Sold    (10,000)         -   (10,000)         -
                                                    ----------  ---------  --------  ---------
Balance, End of Period                              $  25,755   $  6,904   $25,755   $  6,904
                                                    ==========  =========  ========  =========

NOTE  4.      NOTES  RECEIVABLE
              -----------------

Following is a summary of Notes Receivable as of September 30, 1997 and December 31, 1996 (in thousands).


                                   September 30,   December 31,
                                        1997           1996
                                   --------------  -------------
  FMAC secured debt . . . . . . .  $       63,599  $           -
  FMAC debtor in possession  loan           3,878              -
  Cygnet Program notes receivable          23,664              -
  Others. . . . . . . . . . . . .           2,692          1,063
                                   --------------  -------------
                                   $       93,833  $       1,063
                                   ==============  =============


NOTE  5.      NOTES  PAYABLE
              --------------

Following is a summary of Notes Payable as of September 30, 1997 and December 31, 1996 (in thousands).

                                                     September 30,   December 31,
                                                          1997           1996
                                                     --------------  -------------
  Revolving Facility with GE Capital                 $          128
  Mortgage loan with finance company                          7,450          7,450
  Note with Bank Group secured by FMAC secured debt          50,429              -
  Other                                                         774            852
                                                     --------------  -------------
                                                     $       58,781  $      12,904
                                                     ==============  =============

NOTE  6.        COMMON  STOCK  EQUIVALENTS
                --------------------------

Net Earnings (Loss) per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on Exhibit 11 to this Quarterly Report on Form 10-Q.

NOTE  7.        ACQUISITIONS
                ------------

On January 15, 1997, the Company acquired substantially all of the assets of Seminole Finance Corporation and related companies ("Seminole"), including four dealerships in Tampa/St. Petersburg and a contract portfolio of approximately $31.1 million (6,953 contracts) in exchange for approximately $2.5 million in cash and assumption of $29.9 million in debt. The combination of the Company's audited consolidated statement of operations for the year ended December 31, 1996 and Seminole's audited combined statement of operations for the same period (as if the Seminole acquisition had taken place on January 1, 1996) results in combined net loss for the year ended December

31, 1996 of $(3.6) million. These pro forma results are not necessarily indicative of the future results of operations of the Company or the results that would have been obtained had the Seminole acquisition occurred on January 1, 1996. In addition, the pro forma results are not intended to be a projection of future results. The Company's results of operations in 1997 for the assets acquired from Seminole differ materially from 1996 results because the Company significantly altered the type of vehicles sold at the newly acquired car dealerships, the methodology by which the acquired operations acquire, recondition, and market used cars, and the methodology by which the related finance receivables are underwritten and collected, which management believes have resulted in the acquired operations being profitable in 1997. Furthermore, Seminole's audited combined statement of operations for 1996 was impacted by several factors that are not expected to have an impact on future operations. Such factors were related to the deterioration of its loan portfolio, which the Company believes resulted from poor underwriting and ineffective collection efforts. First, due to the deterioration of its loan portfolio in 1996, Seminole recorded a total of $7.1 million in provision for credit losses. Second, the deterioration of its loan portfolio also reduced its borrowing capacity, thereby reducing Seminole's liquidity. As a result, in order to raise cash, Seminole sold vehicles at substantially lower margins and sold a portfolio of notes in December 1996 for a loss of approximately $1.5 million.

On April 1, 1997, the Company purchased substantially all of the assets of EZ Plan, Inc. (EZ Plan), a Company engaged in the business of selling and financing used motor vehicles, including seven dealerships in San Antonio and a contract portfolio of approximately $24.3 million (6,297 contracts) in exchange for $26.3 million in cash. The combination of the Company's audited consolidated statement of operations for the year ended December 31, 1996 and EZ Plan's audited combined statement of operations for the same period (as if the EZ Plan acquisition had taken place on January 1, 1996) results in combined net earnings for the year ended December 31, 1996 of $5.9 million. These pro forma results are not necessarily indicative of the future results of operations of the Company or the results that would have been obtained had the EZ Plan acquisition occurred on January 1, 1996. In addition, the pro forma results are not intended to be a projection of future results. The Company's results of operations in 1997 for the assets acquired from EZ Plan differ from 1996 results because the Company's management altered the type of vehicles sold at the newly acquired car dealerships, the methodology by which the acquired operations acquire, recondition, and market used cars, and the methodology by which the related finance receivables are underwritten and collected.

On September 19, 1997, the Company purchased substantially all of the dealership and loan servicing assets of Kars Yes Holdings, Inc. and related companies (Kars), a company in the business of selling and financing used motor vehicles, including six dealerships in the Los Angeles market, two in the Miami market, two in the Atlanta market, and two in the Dallas market in exchange for approximately $5.5 million in cash. The combination of the Company's audited consolidated statement of operations for the year ended December 31, 1996 and Kars' statement of operations for the same period (as if the Kars acquisition had taken place on January 1, 1996) results in combined earnings for the year ended December 31, 1996 of $9.8 million. These pro forma results are not necessarily indicative of the future results of operations of the Company or the results that would have been obtained had the Kars acquisition occurred on January 1, 1996. In addition, the pro forma results are not intended to be a projection of future results. The Company does not expect the results of operations in 1997 for the assets acquired from Kars to have a material impact on the Company's results of operations

The following summary, prepared on a pro forma basis combines the consolidated results of operations (unaudited) for the nine months ended September 30, 1997 as if the acquisitions had been consummated as of January 1, 1997. These proforma results are not necessarily indicative of the future results of operations of the Company or the results that would have been obtained had the acquisitions taken place on January 1, 1997. Comparative information for 1996 for the acquired businesses is not available (in thousands, except per share data).

                       Nine Months Ended
                       September 30, 1997
                      --------------------
  Sales of Used Cars  $           179,696
  Interest Income     $            25,054
  Other Income        $            19,139
  Total Revenues      $           223,889
  Net Loss            $            (2,771)
  Loss per Share      $             (0.15)


NOTE  8.        USE  OF  ESTIMATES
                ------------------

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the
reporting  period.    Actual  results  could  differ  from  those  estimates.

NOTE  9.        BANKRUPTCY  REMOTE  ENTITIES
                ----------------------------

Champion Receivables Corporation ("CRC") and Champion Receivables Corporation II ("CRC II") (collectively referred to as "Securitization Subsidiaries"), are the Company's wholly-owned special purpose "bankruptcy remote entities". Their assets include Residuals in Finance Receivables Sold and Investments Held In Trust, in the amounts of $25.8 million and $16.2 million, respectively, at September 30, 1997, which amounts would not be available to satisfy claims of creditors of the Company on a consolidated basis.

NOTE  10.        RECLASSIFICATIONS
                 -----------------

Certain reclassifications have been made to previously reported information to conform to the current presentation.

                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements. Additional written or oral forward looking statements may be made by the
Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional risk factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in Exhibit 99 which is attached hereto and incorporated by reference into this Quarterly Report on Form 10-Q.

INTRODUCTION

General.    Ugly  Duckling  Corporation  ("Company")  operates a chain of "buy here-pay here" used car dealerships in the United States and underwrites, finances, and services retail installment contracts generated from the sale of used cars by its dealerships ("Company Dealerships") and by third party used car dealers ("Third Party Dealers") located in selected markets throughout the country. As part of its financing activities, the Company has initiated a collateralized dealer financing program ("Cygnet Program") pursuant to which it provides qualified independent used car dealers with operating lines of credit secured by the dealers' retail installment contract portfolios and inventory. The Company targets its products and services to the sub-prime segment of the automobile financing industry, which focuses on selling and financing the sale of used cars to persons who have limited credit histories, low incomes, or past credit problems.

The Company commenced its used car sales and finance operations with the acquisition of two Company Dealerships in 1992. During 1993, the Company acquired three additional Company Dealerships. In 1994, the Company constructed and opened four new Company Dealerships that were built specifically to meet the Company's new standards of appearance, reconditioning capabilities, size, and location. During 1994, the Company closed one Company Dealership because the facility failed to satisfy these new standards and, at the end of 1995, closed its Gilbert, Arizona dealership. In January 1997, the Company acquired selected assets of a group of companies engaged in the business of selling and financing used motor vehicles, including four dealerships located in the Tampa Bay/St. Petersburg market (Seminole). In March 1997, the Company opened its first used car dealership in the Las Vegas market. In April 1997, the Company acquired selected assets of a company in the business of selling and financing used motor vehicles, including seven dealerships located in the San Antonio market (EZ Plan). In addition, the Company opened two additional dealerships in the Albuquerque market and one additional dealership in the Phoenix market during the second quarter of 1997. In August 1997, the Company closed a dealership in Prescott, Arizona. In September 1997, the Company acquired selected assets of a company in the business of selling used motor vehicles, including six dealerships in the Los Angeles market, two in the Miami market, two in the Atlanta market and two in the Dallas market (Kars). The Company operated 35 and 8 dealerships at

September  30,  1997  and  1996,  respectively.

In 1994, the Company acquired Champion Financial Services, Inc., an independent automobile finance company. In April 1995, the Company initiated an aggressive plan to expand the number of contracts purchased from its Third Party Dealer network. This expansion enabled the Company to leverage its existing infrastructure and increase its contract portfolio much more quickly than it could through the expansion of its Company Dealerships. The Company operated 83 and 22 branch offices at September 30, 1997 and 1996, respectively. The Company is in the process of further expanding its Third Party Dealer operations and diversifying its earning asset base by implementing the Cygnet Program pursuant to which the Company provides Third Party Dealers with operating credit lines primarily secured by the dealers' retail installment contract portfolios and inventory.

In 1996 the Company completed an initial public offering and a secondary offering in which it sold common stock for a total of $82.3 million. In February 1997, the Company completed a private placement of common stock for a total of $88.7 million, net of expenses. The registration of the resale of the shares sold in the private placement was effective in April 1997.

First Merchants Acceptance Corporation ("FMAC") filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on July 11, 1997 ("Bankruptcy Case"). In connection with the Bankruptcy Case, the Company, which owns approximately 2 1/2% of FMAC's outstanding common stock with a cost basis of approximately $1.5 million, agreed to provide up to $10 million of "debtor in possession" financing to FMAC, of which approximately $3.8 million was outstanding at September 30, 1997. On August 20, 1997, the Company acquired approximately 78% of the senior secured debt ("Secured Debt") of FMAC from certain members of the senior bank group (Bank Group) that held such debt. The Secured Debt totaled approximately $97.8 million. The more significant terms of the purchase of the Secured Debt included, among other things, the
(i) purchase by the Company of the debt at a 10% discount of the outstanding principal amount; (ii) short-term financing by the Bank Group to the Company for the purchase, with interest accruing at LIBOR plus 2% and an up-front payment by the Company to the Bank Group equal to 20% of the purchase price; and (iii) issuance of stock warrants to the Bank Group to purchase up to 389,800 shares of the Company's common stock at an exercise price of $20 per share over a thirty-month term and subject to a call feature by the Company. See Part II, Item 5, Other Information, for subsequent events which impact the FMAC Secured Debt and debtor in possession loan.

The following discussion and analysis provides information regarding the Company's consolidated financial position as of September 30, 1997 and December 31, 1996, and its results of operations for the three month periods ended September 30, 1997 and 1996, respectively, and the nine month periods ended September 30, 1997 and 1996, respectively.

Growth in Finance Receivables. As a result of the Company's rapid expansion, contract receivables serviced increased by 146.3% to $270.7 million at September 30, 1997 (including $229.0 million in contracts serviced under the Company's Securitization Program) from $109.9 million at December 31, 1996 (including $51.7 million in contracts serviced under the Company's Securitization Program).

The following tables reflect the growth in period end balances measured in terms of the principal amount and the number of contracts.

TOTAL  CONTRACTS  OUTSTANDING:
(IN  THOUSANDS,  EXCEPT  NUMBER  OF  CONTRACTS)
-----------------------------------------------
                                                 SEPTEMBER 30,          DECEMBER 31,
                                             ---------------------  --------------------
                                                      1997                1996
                                             ---------------------  --------------------
                                              PRINCIPAL   NO  OF    PRINCIPAL    NO  OF
                                                AMOUNT   CONTRACTS    AMOUNT   CONTRACTS
                                             ----------  ---------  ---------  ---------
Company Dealerships                          $  120,307     24,567  $   49,066    9,615
Third Party Dealers                             150,416     31,483      60,878   12,942
                                             ----------  ---------  ----------  -------
Total Portfolio Managed                         270,723     56,050     109,944   22,557
                                             ----------  ---------  ----------  -------
  Less Portfolios Securitized and Sold:
   Company Dealerships                          103,762     21,912      41,998    8,570
   Third Party Dealers                          125,234     25,028       9,665    2,042
                                             ----------  ---------  ----------  -------
      Total Portfolios Securitized and Sold     228,996     46,940      51,663   10,612
                                             ----------  ---------  ----------  -------
  Company Total                              $   41,727      9,110  $   58,281   11,945
                                             ==========  =========  ==========  =======

In addition to the Company Dealership and Third Party Dealer loan portfolios summarized above, the Company also services loan portfolios totaling approxi-mately $162.0 million for Kars as of September 30, 1997.

The following tables reflect the growth in contract originations by Company Dealerships and contract purchases from Third Party Dealers measured in terms of the principal amount and the number of contracts.

TOTAL CONTRACTS ORIGINATED/PURCHASED:
(IN THOUSANDS, EXCEPT NUMBER OF CONTRACTS)
THREE MONTHS ENDED SEPTEMBER 30,
------------------------------------------
                                                          1997                        1996
                                            -------------------------------  ---------------------------------
                                           PRINCIPAL     NO. OF    AVERAGE   PRINCIPAL     NO. OF     AVERAGE
                                             AMOUNT    CONTRACTS  PRINCIPAL    AMOUNT    CONTRACTS   PRINCIPAL
                                           ----------  ---------  ---------  ----------  ---------  ----------
Company Dealerships                        $   32,147      4,389  $   7,324  $   11,082      1,575  $7,036
Third Party Dealers                            52,588      9,236      5,694      15,716      2,678   5,869
                                           ----------  ---------  ---------  ----------  ---------  ------
  Total                                    $   84,735     13,625  $   6,219  $   26,798      4,253  $6,301
                                           ==========  =========  =========  ==========  =========  ======

TOTAL CONTRACTS ORIGINATED/PURCHASED:
(IN THOUSANDS, EXCEPT NUMBER OF CONTRACTS)
NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------
                                                          1997                        1996
                                            -------------------------------  ---------------------------------
                                           PRINCIPAL     NO. OF    AVERAGE   PRINCIPAL     NO. OF     AVERAGE
                                             AMOUNT    CONTRACTS  PRINCIPAL    AMOUNT    CONTRACTS   PRINCIPAL
                                           ----------  ---------  ---------  ----------  ---------  ----------
Company Dealerships                        $  131,526     23,458  $   5,607  $   38,179      5,413     $7,053
Third Party Dealers                           144,237     26,147      5,516      32,919      5,781      5,694
                                           ----------  ---------  ---------  ----------  ---------  ----------
  Total                                    $  275,763     49,605  $   5,559  $   71,098     11,194     $6,351
                                           ==========  =========  =========  ==========  =========  ==========

Finance Receivable Principal Balances originated/purchased during the three months ended September 30, 1997 increased by 216.2% to $84.7 million from $26.8 million in the three month period ended September 30, 1996. For the nine month period ended September 30, 1997, Finance Receivable Principal Balances originated/purchased increased by 287.9% to $275.8 million, including $55.4 million from the Seminole and EZ Plan acquisitions (13,250 contracts), from $71.1 million in the nine month period ended September 30, 1996.


RESULTS  OF  OPERATIONS
FOR  THREE  MONTHS  ENDED  SEPTEMBER  30,  1997
COMPARED  TO  THREE  MONTHS  ENDED  SEPTEMBER  30,  1996

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

Sales of Used Cars. Sales of Used Cars increased by 172.2% to $33.5 million for the three month period ended September 30, 1997 from $12.3 million for the three month period ended September 30, 1996. This growth reflects a significant increase in the number of used car dealerships in operation. Units sold increased by 156.1% to 4,523 units in the three month period ended September 30, 1997 from 1,766 units in the three month period ended September 30, 1996. Same store sales increased by 4.3% in the three months ended September 30, 1997 compared to the three months ended September 30, 1996.

The average sales price per car increased to $7,413 for the three month period ended September 30, 1997 from $6,976 for the three month period ended September 30, 1996.

Cost of Used Cars Sold and Gross Margin. The Cost of Used Cars Sold increased by 165.7% to $18.5 million for the three month period ended September 30, 1997 from $7.0 million for the three month period ended September 30, 1996. On a per unit basis, the Cost of Used Cars Sold increased by 3.7% to $4,098 for the three month period ended September 30, 1997 from $3,951 for the three month period ended September 30, 1996. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) increased by 180.6% to $15.0 million for the three month period ended September 30, 1997 from $5.3 million for the three month period ended
September 30, 1996. As a percentage of sales, the gross margin was 44.7% and 43.4% for the three month periods ended September 30, 1997 and 1996, respectively. On a per unit basis, the gross margin per car sold was $3,315 and $3,025 for the three month periods ended September 30, 1997 and 1996, respectively.

Provision  for  Credit  Losses.    A  high  percentage  of  Company Dealership
customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off the remaining principal balance due. As a result, the Company recognizes a Provision for Credit Losses in order to establish an Allowance for Credit Losses. The Provision for Credit Losses increased by 157.3% to $6.5 million in the three month period ended September 30, 1997 from $2.5 million for the three month period ended
September 30, 1996. This includes an increase of $ 454,000 in the Provision for Credit Losses in the three month period ended September 30, 1997 for Third Party Dealer receivables and Cygnet Program dealer notes receivable over the three month period ended September 30, 1996 when the Company recorded no such Provision for Credit Losses. On a percentage basis, the Provision for Credit Losses per unit originated at Company Dealerships decreased by 14.1% to $1,386 per unit in the three month period ended September 30, 1997 from $1,613 per unit in the three month period ended September 30, 1996. As a percentage of contract balances originated at Company Dealerships, the Provision for Credit Losses averaged 18.2% and 22.9%, for the for the three month periods ended September 30, 1997 and 1996, respectively. The decrease in the Provision for Credit Losses per unit and the decrease in the Provision for Credit Losses as a percentage of contract balances originated, is due in part to the implementation at the Company's Arizona based dealerships in the three month period ended September 30, 1997 of the Company's Gold Wing program which provides the buyer with certain life and disability insurance. The Company purchases the insurance on behalf of the buyer resulting in an increase in cost of sales. However, as the Company expects fewer charge offs as a result of customer death or disability, it reduced its Provision for Credit Losses by an amount approximating the cost of the insurance coverage.

Interest Income. Interest Income consists primarily of interest on finance receivables from Company Dealership sales, interest on Third Party Dealer finance receivables, income from Residuals in Finance Receivables Sold, income from the Cygnet Program, and other interest income from the FMAC Secured Debt.

Company Dealership Receivables - Interest Income increased by 67.7% to $3.7 million for the three month period ended September 30, 1997 from $2.2 million for the three month period ended September 30, 1996. Interest Income was reduced by sales of $155.9 million in Company Dealership contract principal balances since inception of the Securitization Program, and will continue to be affected in future periods by additional securitizations. A primary element of the Company's sales strategy is to provide financing to customers with poor credit histories who are unable to obtain automobile financing through traditional sources. The Company financed 99.7% of sales revenue and 97.0% of the used cars sold at Company Dealerships for the three month period ended September 30, 1997 compared to 90.0% of sales revenue and 89.2% of the used cars sold for the three month period ended September 30, 1996. The average amount financed increased to $7,614 for the three month period ended September 30, 1997 from $7,036 for the three month period ended September 30, 1996. Primarily as a result of its expansion into markets with interest rate limits, the Company's yield on its Company Dealership Receivable portfolio has trended downward. The effective yield on Finance Receivables from Company Dealerships was 26.0% and 29.5%, for the three month periods ended September 30, 1997 and 1996, respectively. The Company's policy is to charge 29.9% per annum on its Company Dealership contracts. However, in those states that impose usury limits the Company charges the maximum interest rate permitted.

Third Party Dealer Receivables - Interest Income increased by 96.4% to $3.9 million for the three month period ended September 30, 1997 from $2.0 million in the three month period ended September 30, 1996. Interest Income was reduced by sales of $157.9 million in Third Party Dealer contract principal balances since inception of the Securitization Program, and will continue to be affected in future periods by additional securitizations. Interest income has increased in conjunction with the increases in Third Party Dealer contracts purchased and outstanding. Primarily as a result of its expansion into markets with interest rate limits, the Company's yield on its Third Party Dealer portfolio has trended downward. Portfolio yield was 23.6% and 24.2%, for the three month periods ended September 30, 1997 and 1996, respectively.

Cygnet Program and Other Interest Income - Interest income increased by 100.0% to $3.0 million for the three month period ended September 30, 1997. This income consisted of $1.2 million in interest income from the Cygnet Program and $1.8 million in other interest income from the FMAC Secured Debt.

Gain on Sale of Finance Receivables. Champion Receivables Corporation ("CRC") and Champion Receivables Corporation II ("CRC II") (collectively referred to as "Securitization Subsidiaries"), are the Company's wholly-owned special purpose "bankruptcy remote entities". During the first quarter of 1996, the Company initiated a Securitization Program under which CRC sold securities backed by contracts to SunAmerica Life Insurance Company ("SunAmerica"). Beginning with the third fiscal quarter of 1997, the Company expanded the Securitization Program to include CRC II and sales of CRC II securities through private placement of securities to investors other than Sun America. Under the Securitization Program, the Securitization Subsidiaries assign and transfer the contracts to separate trusts ("Trusts") pursuant to Pooling and Servicing Agreements (the "Pooling Agreements"). Pursuant to the Pooling Agreements, Class A Certificates and subordinated Class B Certificates are issued to the Securitization Subsidiaries. The Securitization Subsidiaries then sell the Class A Certificates to unrelated investors. The transferred contracts are serviced by Champion Acceptance Corporation ("CAC"), another subsidiary of the Company. Prior to the Company's securitization in the three month period ended September 30, 1997, the Company's Class A Certificates received ratings from Standard & Poors ranging from "BBB" to "A". To obtain these ratings from Standard & Poors, CRC was required to provide a credit enhancement by establishing and maintaining a cash spread account for the benefit of the certificate holders. For the securitization transaction that was consummated during the three month period ended September 30, 1997, the Company's Class A Certificates received a "AAA" rating from Standard & Poors, and a "Aaa" rating from Moody's Investors Service. To obtain these ratings, CRC II (1) obtained an insurance policy from MBIA Insurance Corporation which unconditionally and irrevocably guaranteed full and complete payment of the Class A guaranteed distribution (as defined), and (2) provided a credit enhancement by establishing and maintaining a cash spread account for the benefit of the certificate holders. The Securitization Subsidiaries make an initial cash deposit into the spread account, ranging from 3% to 4% of the initial underlying finance receivables principal balance and pledges this cash to the Trusts. The Securitization Subsidiaries are also required to then make additional deposits to the spread account from the residual cash flow (through the trustees) as necessary to attain and maintain the spread account at a specified percentage, ranging from 6.0% to 8.0%, of the underlying finance receivables principal balance. Distributions are not made to the Securitization Subsidiaries on the Class B Certificates unless the spread account has the required balance, the required periodic payments to the Class A Certificate holders are current, and the trustee, servicer and other administrative costs are current.

During the three months ended September 30, 1997, CRC made initial spread account deposits totaling $4.2 million. Additional net deposits to the spread accounts during the three months ended September 30, 1997 totaled $2.3 million. Based upon securitizations in effect as of September 30, 1997, the Company was required to maintain an aggregate balance in all spread accounts of $17.8 million, a portion of which may be funded over time. As of September 30, 1997, the Company maintained a spread account balance of $15.1 million. Accordingly, an additional $2.7 million will need to be funded from future cash flows. The additional funding requirements will decline as the trustees deposit additional cash flows into the spread account and as the principal balance of the underlying finance receivables declines. In addition to the spread account balance of $15.1 million, the Company had deposited a total of $1.1 million in trust accounts in conjunction with certain other agreements.

The contracts transferred to the Trusts were purchased by the Securitization Subsidiaries from either CAC, Champion Financial Services, Inc. ("CFS"), Ugly Duckling Car Sales Florida, Inc. ("UDCSF"), or Ugly Duckling Cars Sales Texas, LLP ("UDCST"), in "true sale" transactions pursuant to separate purchase agreements. The obligations of CAC, as servicer, pursuant to the Pooling Agreements are guaranteed by the Company and certain other subsidiaries of the Company, other than CRC, CRC II, CAC, CFS, UDCSF, and UDCST.

The Company recognizes a Gain on Sale of Finance Receivables equal to the difference between the yield earned on the contract portfolio securitized and the return on the securities sold plus the release of Allowance for Credit Losses. The amount of any Gain on Sale of Loans is based upon certain estimates, which may not subsequently be realized. The amount of Gain on Sale of Loans recognized is a function of a number of items including, but not limited to, the seasoning, remaining term, and weighted average net interest rate spread of the portfolio sold, as well as the amount of Allowance for Credit Losses available for release. The amount of Allowance for Credit Losses available for release is evaluated in light of the adequacy of the Allowance for Credit Losses as a percentage of retained contract principal balances. To the extent that actual cash flows on a securitization are below original estimates, and differ materially from the original securitization assumptions, and in the opinion of management, those differences appear to be other than temporary in nature, the Company would be required to revalue the Residual in Finance Receivables Sold, and record a charge to earnings based upon the reduction. During the three month period ended September 30, 1997, the Company recorded a $10.0 million charge (approximately $6.0 million, net of income taxes) to write down the retained portion of the securitization assets.

The Company utilizes a number of estimates in arriving at the Gain on Sale of Loans. With the exception of the Company's first two securitization transactions which took place during the first six months of 1996, the estimated cash flows into the Trusts were discounted with a rate of 16%. The two securitization transactions that took place during the first six months of 1996 were discounted with a rate of 25%. For securitization transactions between June 30, 1996 and June 30, 1997, for contracts originated at Company Dealerships, net losses were originally estimated using total expected cumulative net losses at loan origination of approximately 26.0%, adjusted for actual cumulative net losses prior to securitization. For contracts purchased from Third Party Dealers, net losses were originally estimated using total expected cumulative net losses at loan origination of approximately 13.5%, adjusted for actual cumulative net losses prior to securitization. Prepayment rates were estimated to be 1.5% per month of the beginning of month balances. The $10.0 million charge (approximately $6.0 million, net of income taxes) in the three month period ended September 30, 1997, which resulted in a reduction in the carrying value of the Residuals in Finance Receivables Sold, had the effect of increasing the cumulative net loss assumption for contracts originated at Company Dealerships to approximately 27.5%, and for contracts purchased from Third Party Dealers to approximately 17.5% for the securitization transactions that took place prior to the three month period ended September 30, 1997.

For the securitization transaction that took place during the three month period ended September 30, 1997, for contracts originated at Company Dealerships, net losses were estimated using total expected cumulative net losses at loan origination of approximately 27.5%, adjusted for actual cumulative net losses prior to securitization, and for contracts purchased from Third Party Dealers, net losses were estimated using total expected cumulative net losses at loan origination of approximately 17.5%, adjusted for actual cumulative net losses prior to securitization. Prepayment rates were estimated to be 1.5% per month of the beginning of month balance.

The assumptions utilized in prior securitizations may not necessarily be the same as those utilized in future securitizations. The Company classifies the residuals as "held-to-maturity" securities in accordance with SFAS No. 115.

The Company securitized an aggregate of $103.7 million in contracts, issuing $85.1 million in securities during the three months ended September 30, 1997. In conjunction with this transaction, the Company reduced its Allowance for Credit Losses by $17.7 million during the three months ended September 30, 1997 and retained a Residual in Finance Receivables Sold of $12.4 million for a balance of $ 25.8 million at September 30, 1997. The Company recorded Loss on Sale of Loans during the three months ended September 30, 1997 of $2.5 million, which consisted of a Gain on Sale of Loans of $7.5 million from a securitization, net of the $10.0 million charge to revalue the Residuals in Finance Receivables Sold from prior securitizations. The Company recognized Gain on Sale of Loans of $1.4 million during the three month period ended September 30, 1996. The Gain on Sale of Loans as a percentage of principal balances securitized in the three month period ended September 30, 1997 was 8.1% and 6.4% for the Company Dealership and Third Party Dealer portfolios securitized, respectively, compared to 8.2% for the Company Dealership portfolio securitized in the three month period ended September 30, 1996. No Third Party Dealer contracts were securitized in the three month period ended September 30, 1996.

During the three month period ended September 30, 1997, the Trust issued certificates at a yield of 6.3% resulting in net spread, before net credit losses and after servicing, insurer, and trustee fees, of 15.0%.

The Company's net earnings may fluctuate from quarter to quarter in the future as a result of the timing and size of its securitizations.

Champion Receivables Corporation ("CRC") and Champion Receivables Corporation II ("CRC II") (collectively referred to as "Securitization Subsidiaries"), are the Company's wholly-owned special purpose "bankruptcy remote entities". Their assets include Residuals in Finance Receivables Sold and Investments Held In Trust, in the amounts of $25.8 million and $16.2 million, respectively, at September 30, 1997, which amounts would not be available to satisfy claims of creditors of the Company on a consolidated basis.

Other Income. Other Income consists primarily of servicing income, insurance premiums earned on force placed insurance policies, earnings on investments from the Company's cash and cash equivalents, and franchise fees from the Company's rent-a-car franchisees. This income increased to $3.5 million for three months ended September 30, 1997 from $349,000 for the three months ended September 30, 1996. The Company services the $229.0 million in securitized contract principal balances for monthly fees ranging from .25% to .33% of the beginning of period principal balances (3.0% to 4.0% annualized). In addition, in conjunction with the Kars acquisition in September 1997, the Company recognizes income from servicing the Kars portfolio at a rate of approximately .33% (4.0% annualized) of beginning of period principal balances. Servicing income for the three months ended September 30, 1997 increased to $2.1 million from $240,000 in the three month period ended September 30, 1996. This increase is due to the increase in the principal balance of contracts being serviced pursuant to the Securitization Program and the addition of servicing of the Kars portfolio. The increase is also due to an increase in insurance premium income of $427,000 over the same period in the prior year when the Company recognized no insurance premium income. The Company no longer actively engages in the rent-a-car franchise business.

Income before Operating Expenses. As a result of the Company's continued expansion, Income before Operating Expenses grew by 130.3% to $20.1 million for the three month period ended September 30, 1997 from $8.7 million for the three month period ended September 30, 1996. Growth of Sales of Used Cars, Interest Income on the loan portfolios and Other Income were the primary contributors to the increase.

Operating  Expenses.    Operating  Expenses  consist  of Selling and Marketing
Expenses,  General  and  Administrative  Expenses,  and  Depreciation  and
Amortization.

The Company has five distinct business segments. These consist of retail car sales operations (Company Dealerships), operations attributable to the administration and collection of finance receivables generated at the Company Dealerships (Company Dealership Receivables), activities associated with the origination, administration and collection of finance receivables purchased from Third Party Dealers (Third Party Dealers), financing activities related to the collateralized dealer financing program (Cygnet), and corporate and other operations.

A summary of Operating Expenses by business segment for the three month periods ended September 30, 1997 and 1996, respectively, follows:

                                                 Company       Third
                                   Company      Dealership     Party              Corporate
                                 Dealerships   Receivables  Receivables   Cygnet    & Other   Total
                                 ------------  -----------  -----------  -------  ---------  -------
1997:
  Selling and Marketing . . . .  $      2,887  $        -  $          -  $     -  $      -  $ 2,887
  General and Administrative. .         6,053       2,999         4,629      674     3,274   17,629
  Depreciation and Amortization           426         318           101        7       149    1,001
                                 ------------  ----------  ------------  -------  --------  -------
                                 $      9,366  $    3,317  $      4,730  $   681  $  3,423  $21,517
                                 ============  ==========  ============  =======  ========  =======

Company       Third
                                   Company      Dealership     Party              Corporate
                                 Dealerships   Receivables  Receivables   Cygnet    & Other   Total
                                 ------------  -----------  -----------  -------  ---------  -------
1996:
  Selling and Marketing . . . .  $        635  $        -  $          -  $     -  $     17  $   652
  General and Administrative. .         2,000         339         1,260        -       906    4,505
  Depreciation and Amortization            85         200            56        -        86      427
                                 ------------  ----------  ------------  -------  --------  -------
                                 $      2,720  $      539  $      1,316  $     -  $  1,009  $ 5,584
                                 ============  ==========  ============  =======  ========  =======

Selling and Marketing Expenses. For the three month periods ended September 30, 1997 and 1996, Selling and Marketing Expenses were comprised almost entirely of advertising costs and commissions relating to Company Dealership operations. Selling and Marketing Expenses increased by 342.8% to $2.9 million for the three month period ended September 30, 1997 from $652,000 for the three month period ended September 30, 1996. As a percentage of Sales of Used Cars, these expenses averaged 8.6% for the three month period ended September 30, 1997 and 5.3% for the three month period ended September 30, 1996. On a per unit sold basis, Selling and Marketing Expenses of Company Dealerships increased to $638 per unit for the three month period ended September 30, 1997 from $369 per unit for the three month period ended September 30, 1996. This increase is primarily due to increased marketing production costs, and an increase in marketing efforts in the Tampa Bay/St. Petersburg, San Antonio, Las Vegas, and Albuquerque markets where the Company initially commenced operations in 1997.

General and Administrative Expenses. General and Administrative Expenses increased by 291.3% to $17.6 million for the three month period ended
September  30,  1997  from  $4.5  million  for  the  three  month period ended
September 30, 1996. These expenses represented 31.9% and 24.7% of total revenues, adjusted for the $10.0 million charge, for three month periods ended September 30, 1997, and 1996, respectively. The increase in General and Administrative Expenses is a result of the Company's increased number of used car dealerships, significant expansion of its Third Party Dealer financing operations, commencement of Cygnet operations, and continued expansion of infrastructure to administer growth.

Depreciation  and  Amortization.    Depreciation  and Amortization consists of
depreciation and amortization on the Company's property and equipment and amortization of the Company's goodwill and trademarks. Depreciation and amortization increased by 134.4% to $1.0 million for the three month period ended September 30, 1997 from $427,000 for the three month period ended September 30, 1996. The increase was due primarily to the increase in amortization of goodwill associated with the Company's recent acquisitions, and increased depreciation expense from the addition of used car dealerships and Third Party Dealer Branch offices.

Interest Expense. Interest expense increased by 32.6% to $1.6 million in the three month period ended September 30, 1997 from $1.2 million in the three month period ended September 30, 1996. The increase in interest expense over the prior comparable period is due in part to the debt assumed by the Company in conjunction with the acquisition of the FMAC secured debt, which was financed by the Company with a note payable to the FMAC senior bank group of approximately $55.1 million and resulted in incremental interest expense of

$514,000.    See  Liquidity and Capital Resources-FMAC Senior Bank Group Debt.

Income Taxes. As a result of the loss incurred in the three month period ended September 30, 1997, the Company realized an income tax benefit of $1.1 million, an effective rate of 38.4%. In the three month period ended September 30, 1996, no income tax was incurred due to income tax benefits realized from the Company's reduction in its valuation allowance for deferred income tax assets.


RESULTS  OF  OPERATIONS
FOR  NINE  MONTHS  ENDED  SEPTEMBER  30,  1997
COMPARED  TO  NINE  MONTHS  ENDED  SEPTEMBER  30,  1996

Sales of Used Cars. Sales of Used Cars increased by 87.2% to $79.5 million for the nine month period ended September 30, 1997 from $42.5 million for the nine month period ended September 30, 1996. This growth reflects increases in the number of used car dealerships in operation, and average unit sales price. Units sold increased by 75.9% to 10,801 units in the nine month period ended September 30, 1997 from 6,141 units in the nine month period ended September 30, 1996. Same store unit sales declined by 13.4% in the nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996. This is due to the increased emphasis on underwriting at the Company Dealerships, particularly one dealership where unit sales decreased by 619 units, which represents 77.0% of the decrease for the nine month period ended September 30, 1997 compared to the same period in 1996.

The average sales price per car increased by 6.4% to $7,364 for the nine month period ended September 30, 1997 from $6,920 for the nine month period ended September 30, 1996.

Cost of Used Cars Sold and Gross Margin. The Cost of Used Cars Sold increased by 78.5% to $42.5 million for the nine month period ended September 30, 1997 from $23.8 million for the nine month period ended September 30, 1996. On a per unit basis, the Cost of Used Cars Sold increased by 1.5% to $3,938 for the nine month period ended September 30, 1997 from $3,881 for the nine month period ended September 30, 1996. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) increased by 98.3% to $37.0 million for the nine month period ended September 30, 1997 from $18.7 million for the nine month period ended September 30, 1996. As a percentage of sales, the gross margin was 46.5% and 43.9% for the nine month periods ended September 30, 1997 and 1996, respectively. On a per unit basis, the gross margin per car sold was $3,426 and $3,039 for the nine month periods ended September 30, 1997 and 1996, respectively.

Provision for Credit Losses. The Provision for Credit Losses increased by 99.2% to $15.4 million in the nine month period ended September 30, 1997 over $7.7 million for the nine month period ended September 30, 1996. This includes an increase of $1.2 million in the Provision for Credit Losses in the nine month period month ended September 30, 1997 for third party receivables and the Cygnet dealer notes receivable over the nine month period ended September 30, 1996 when the Company recorded no Provision for Credit losses for third party receivables or the Cygnet dealer notes receivable. On a percentage basis, the Provision for Credit Losses per unit originated at Company
Dealerships increased by 12.8% to $1,505 per unit in the nine month period ended September 30, 1997 from $1,334 per unit in the nine month period ended September 30, 1996. This increase is primarily due to an increase in the average amount financed in the nine months ended September 30, 1997 to $7,457 per unit from $6,604 per unit in the nine month period ended September 30,

1996.    As  a  percentage  of contract balances originated, the Provision for
Credit Losses averaged 20.2% and 20.2%, for the nine month periods ended September 30, 1997 and 1996, respectively.

Interest Income. Interest Income consists primarily of interest on finance receivables from Company Dealership sales, interest on Third Party Dealer finance receivables, income from Residuals in Finance Receivables Sold, income from the Cygnet Program, and other interest income from the FMAC Secured Debt.

Company Dealership Receivables - Interest Income increased by 30.0% to $9.6 million for the nine month period ended September 30, 1997 from $7.4 million for the nine month period ended September 30, 1996. Interest Income was reduced by sales of $155.9 million in Company Dealership contract principal balances since inception of the Securitization Program, including sales of $95.7 million in Company Dealership contract principal balances in the nine months ended September 30, 1997, and will continue to be affected in future periods by additional securitizations. The Company financed 95.7% of sales revenue and 94.5% of the used cars sold at Company Dealerships for the nine month period ended September 30, 1997 compared to 89.8% of sales revenue and 94.1% of the used cars sold for the nine month period ended September 30, 1996. The average amount financed increased to $7,457 for the nine month period ended September 30, 1997 from $6,604 for the nine month period ended September 30, 1996. As a result of its expansion into markets with interest rate limits, the Company's yield on its Company Dealership Receivable contract portfolio has trended downward. The effective yield on Finance Receivables from Company Dealerships was 27.7% and 29.2%, for the nine month periods ended September 30, 1997 and 1996, respectively. The Company's policy is to charge 29.9% per annum on its Company Dealership contracts. However, in those states that impose usury limits the Company charges the maximum interest rate permitted.

Third Party Dealer Receivables - Interest Income increased by 135.5% to $10.6 million for the nine month period ended September 30, 1997 from $4.5 million in the nine month period ended September 30, 1996. Interest Income was reduced by sales of $157.9 million in Third Party Dealer contract principal balances since inception of the Securitization Program, including sales of $147.9 million in Third Party Dealer contract principal balances in the nine months ended September 30, 1997, and will continue to be effected in future periods by additional securitizations. Interest income has increased in conjunction with the increases in Third Party Dealer contracts purchased and outstanding. Primarily as a result of its expansion into markets with interest rate limits, the Company's yield on its Third Party Dealer portfolio has trended downward. Portfolio yield was 23.2% and 24.7%, for the nine month periods ended September 30, 1997 and 1996, respectively.

Cygnet Program and Other Interest Income - Interest income increased by 100.0% to $3.2 million for the three month period ended September 30, 1997. This income consisted of $1.3 million in interest income from the Cygnet
Program and $1.8 million in interest income from the aforementioned FMAC Secured Debt.

Gain on Sale of Finance Receivables. During the nine month period ended September 30, 1997, the Company securitized an aggregate of $245.5 million in contracts, issuing $202.0 million in securities. Pursuant to these transactions, the Company reduced its Allowance for Credit Losses by $39.5 million during the nine month period ended September 30, 1997. The Company recorded Gain on Sale of Loans during the nine month period ended September 30, 1997 of $10.3 million, which consisted of a Gain on Sale of Loans of $20.3 million from securitization transactions during the nine month period ended

September 30, 1997, net of the $10.0 million charge (approximately $6.0 million, net of income taxes) to revalue the Residuals in Finance Receivables Sold. The Company recognized Gain on Sale of Loans of $2.6 million during the nine month period ended September 30, 1996. The Gain on Sale of Loans as a percentage of principal balances securitized was 8.6% and 8.1% respectively, for the Company Dealership and Third Party Dealer portfolios securitized in the nine month period ended September 30, 1997, compared to 6.2% for the Company Dealership portfolios securitized in the nine month period ended September 30, 1996. No Third Party Dealer contracts were securitized in the nine month period ended September 30, 1996. The difference in the gain percentage on the Company Dealership portfolios is due to the fact that the portfolios securitized in the first nine months of 1996 were more seasoned, resulting in a much shorter remaining life than the portfolios securitized in the first nine months of 1997, and lower "A" certificate coupon rates, which results in an increase in gain on sale, net of the impact of increasing the cumulative net credit loss assumptions.

During the nine month period ended September 30, 1997, the Company made initial spread account deposits totaling $7.4 million. Additional net deposits to the spread accounts during the nine month period ended September 30, 1997 totaled $4.9 million resulting in a total balance in the spread accounts of $15.1 million as of September 30, 1997. In addition to the spread account balance of $15.1 million, the Company had deposited a total of $1.1 million in trust accounts in conjunction with certain other agreements.

During the nine month period ended September 30, 1997, the Trusts issued certificates at a weighted average yield of 7.5% with the yields ranging from 6.3% to 8.2%, resulting in net spreads, before net credit losses and after servicing and trustee fees, ranging from 12.5% to 17.8%, and averaging 15.0%.

Other  Income.    Other  Income  which consists primarily of servicing income, insurance premiums earned on force placed insurance policies, earnings on investments from the Company's cash and cash equivalents, and franchise fees from the Company's rent-a-car franchisees increased by 791.4% to $7.0 million for nine months ended September 30, 1997 from $780,000 for the nine month period ended September 30, 1996. The Company services the $229.0 million in securitized contract principal balances for monthly fees ranging from .25% to
 .33% of the beginning of period principal balances (3.0% to 4.0% annualized In addition, in conjunction with the Kars acquisition in September 1997, the Company recognizes income from servicing the Kars portfolio at a rate of approximately .33% (4.0% annualized) of beginning of period principal
balances.    Servicing  income  for  the  nine months ended September 30, 1997 increased  to  $3.8  million  from  $487,000  in  the  nine month period ended
September  30,  1996.   The significant increase is due to the increase in the
principal balance of contracts being serviced pursuant to the Securitization Program and the addition of servicing of the Kars portfolio. The increase is also due to an increase in insurance premium income of $607,000 over the same period in the prior year when the Company recognized no insurance premium income and an increase in earnings on investments of $1.2 million compared to no investment earnings in the nine month period ended September 30, 1996. The Company no longer actively engages in the rent-a-car franchise business.

Income before Operating Expenses. As a result of the Company's continued expansion, Income before Operating Expenses grew by 137.9% to $62.3 million for the nine month period ended September 30, 1997 from $26.2 million for the nine month period ended September 30, 1996. Growth of Sales of Used Cars, Interest Income on the loan portfolios, Gain on Sale of Loans, and Other Income were the primary contributors to the increase.

Operating  Expenses.    Operating  Expenses  consist  of Selling and Marketing
Expenses,  General  and  Administrative  Expenses,  and  Depreciation  and
Amortization.

The Company has five distinct business segments. These consist of retail car sales operations (Company Dealerships), operations attributable to the administration and collection of finance receivables generated at the Company Dealerships (Company Dealership Receivables), activities associated with the origination, administration and collection of finance receivables purchased from Third Party Dealers (Third Party Dealers), financing activities related to the collateralized dealer financing program (Cygnet), and corporate and other operations.

A summary of Operating Expenses by business segment for the nine month periods ended September 30, 1997 and 1996, respectively, follows:

                                                 Company       Third
                                   Company      Dealership     Party              Corporate
                                 Dealerships   Receivables  Receivables   Cygnet    & Other   Total
                                 ------------  -----------  -----------  -------  ---------  -------
1997
  Selling and Marketing . . . .  $      6,670  $         -  $        -  $      9  $      1  $ 6,680
  General and Administrative. .        14,196        7,563      10,076       896     7,758   40,489
  Depreciation and Amortization           984          785         261         7       422    2,459
                                 ------------  ----------  -----------  --------  --------  -------
                                 $     21,850  $     8,348  $   10,337  $    912  $  8,181  $49,628
                                 ============  ===========  ==========  ========  ========  =======

                                                 Company       Third
                                   Company      Dealership     Party              Corporate
                                 Dealerships   Receivables  Receivables   Cygnet    & Other   Total
                                 ------------  -----------  -----------  -------  ---------  -------
1996:
  Selling and Marketing . . . .  $      2,898  $         -  $         -  $     -  $      17  $ 2,915
  General and Administrative. .         6,225        2,067        2,470        -      2,789   13,551
  Depreciation and Amortization           235          567          131        -        195    1,128
                                 ------------  -----------  -----------  --------  --------  -------
                                 $      9,358  $     2,634  $     2,601  $     -  $   3,001  $17,594
                                 ============  ===========  ===========  ========  ========  =======

Selling and Marketing Expenses. For the nine month periods ended September 30, 1997 and 1996, Selling and Marketing Expenses were comprised almost entirely of advertising costs and commissions relating to Company Dealership operations. Selling and Marketing Expenses increased by 129.2% to $6.7 million for the nine month period ended September 30, 1997 from $2.9 million for the nine month period ended September 30, 1996. As a percentage of Sales of Used Cars, these expenses averaged 8.4% and 6.9% for the nine month periods ended September 30, 1997, and 1996, respectively. On a per unit sold basis, Selling and Marketing Expenses of Company Dealerships increased by 30.3% to $618 per unit for the nine month period ended September 30, 1997 from $475 per unit for the nine month period ended September 30, 1996. This increase is primarily due to increased marketing production costs, and an increase in marketing efforts in the Tampa Bay/St. Petersburg, San Antonio, Las Vegas, and

Albuquerque markets where the Company initially commenced operations in 1997, combined with a decrease in same store unit sales.

General and Administrative Expenses. General and Administrative Expenses increased by 198.8% to $40.5 million for the nine month period ended September 30, 1997 from $13.6 million for the nine month period ended September 30, 1996. These expenses represented 33.7% and 23.5% of total revenues for nine month periods ended September 30, 1997, and 1996, respectively. The increase in General and Administrative Expenses is primarily a result of the Company's increased number of used car dealerships and significant expansion of its Third Party Dealer financing operations as well as continued expansion of infrastructure to administer growth.

Depreciation  and  Amortization.    Depreciation  and Amortization consists of
depreciation and amortization on the Company's property and equipment and amortization of the Company's goodwill and trademarks. Depreciation and amortization increased by 118.0% to $2.5 million for the nine month period ended September 30, 1997 from $1.1 million for the nine month period ended September 30, 1996. The increase was due primarily to the increase in amortization of goodwill associated with the Company's recent acquisitions, and increased depreciation expense from the addition of used car dealerships and Third Party Dealer Branch offices

Interest Expense. Interest expense decreased by 34.9% to $2.9 million from $4.5 million in the nine month period ended September 30, 1996. The decrease in 1997, despite significant growth in Company assets, is primarily the result of the two public offerings that were completed in 1996, a private placement that was completed in February of 1997 which generated, in the aggregate, approximately $168.1 million in cash, and the Company's Securitization Program which generated cash from the sale of Finance Receivables which the Company utilized to pay down debt. Further, concurrent with the Company's initial public offering on June 21, 1996, the Company restructured its Subordinated Notes Payable reducing the borrowing rate on that debt from 18% to 10% per annum.

Income Taxes. Income taxes totaled $4.0 million in the nine month period ended September 30, 1997, an effective tax rate of 41.2%. In the nine month period ended September 30, 1996, no income tax was incurred due to income tax benefits realized from the Company's reduction in its valuation allowance for deferred income tax assets.

ALLOWANCE  FOR  CREDIT  LOSSES

The Company has established an Allowance for Credit Losses ("Allowance") to cover anticipated credit losses on the contracts currently in its portfolio. The Allowance has been established through the Provision for Credit Losses, and through nonrefundable acquisition discounts on contracts purchased from Third Party Dealers. The Allowance on contracts originated at Company Dealerships decreased to 20.0% of outstanding principal balances as of September 30, 1997 compared to 23.0% as of December 31, 1996. The Allowance as a percentage of Third Party Dealer contracts decreased to 12.0% from 12.7% over the same period. The Allowance as a percentage of the Company's combined contract portfolio increased to 15.2% at September 30, 1997 from 13.9% at December 31, 1996. The increase in the Allowance percentage is primarily due to the composition of the total portfolio with an increase in the Company Dealership Receivable portfolio relative to the total portfolio compared to December 31, 1996.

The following table reflects activity in the Allowance, as well as information regarding charge off activity, for the three month periods ended September 30, 1997 and 1996, in thousands.

                                        COMPANY DEALERSHIPS   THIRD PARTY DEALERS
                                      ---------------------  -----------------------
                                        THREE MONTHS ENDED     THREE MONTHS ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                      ---------------------  -----------------------
                                          1997        1996        1997       1996
                                      -----------  ---------  ----------  ----------
Allowance Activity:
Balance, Beginning of Period          $    9,929   $   5,974   $   4,506   $   2,074
Provision for Credit Losses                6,084       2,541         228           -
Discount Acquired                              -           -       6,581       1,816
Reduction Attributable to Loans Sold     (10,325)     (3,263)     (7,354)          -
Net Charge Offs                           (2,379)     (1,681)       (939)       (835)
                                      -----------  ----------  ----------  ----------
Balance, End of Period                $    3,309   $   3,571   $   3,022   $   3,055
                                      ===========  ==========  ==========  ==========
Charge off Activity:
Principal Balances:
  Collateral Recovered                $   (2,319)  $  (1,664)  $  (1,066)  $  (1,003)
  Collateral Not Recovered                  (820)       (342)       (198)       (191)
                                      -----------  ----------  ----------  ----------
  Total Principal Balances                (3,139)    (2,006)      (1,264)     (1,194)
  Accrued Interest                             -       (114)           -         (64)
  Recoveries, Net                            760        439          325         423
                                      -----------  ----------  ----------  ----------
Net Charge Offs                       $   (2,379)  $ (1,681)  $     (939)  $    (835)
                                      ===========  ==========  ==========  ==========
Net Charge Offs as % of Average             23.8%      28.3%        17.5%       10.2%
  Principal  Outstanding              ===========  ==========  =========  ===========

The following table reflects activity in the Allowance, as well as information regarding charge off activity, for the nine month periods ended September 30, 1997 and 1996, in thousands.

                                        COMPANY DEALERSHIPS   THIRD PARTY DEALERS
                                      ---------------------  ------------------------
                                         NINE MONTHS ENDED      NINE MONTHS ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                      ---------------------  ------------------------
                                          1997        1996        1997       1996
                                      -----------  ---------  ----------  -----------
Allowance Activity:
Balance, Beginning of Period          $    1,625   $   7,500   $  6,500   $    1,000
Provision for Credit Losses               14,193       7,713        948            -
Discount Acquired                         15,309           -     17,713        3,646
Discount accreted to interest income           -           -       (642)           -
Reduction Attributable to Loans Sold     (21,407)     (6,187)   (18,096)           -
Net Charge Offs                           (6,411)     (5,455)    (3,401)      (1,591)
                                      -----------  ---------  ---------  ------------
Balance, End of Period                $    3,309   $   3,571   $  3,022   $    3,055
                                      ==========  ==========  =========  ============
Allowance as Percent of Period             20.0%       23.1%      12.0%         8.3%
  Ended Principal Balance             ==========  ==========  =========  ============


Charge off Activity:
Principal Balances:
  Collateral Recovered                $   (6,865)  $  (5,260)  $ (3,873)  $   (2,070)
  Collateral Not Recovered                (1,490)     (1,619)      (858)        (416)
                                      -----------  ----------  ---------  -----------
  Total Principal Balances                (8,355)     (6,879)    (4,731)      (2,486)
  Accrued Interest                             -        (486)         -         (123)
  Recoveries, Net                          1,944       1,910      1,330        1,018
                                      ----------  -----------  ---------  -----------
Net Charge Offs                       $   (6,411)  $  (5,455)  $ (3,401)  $   (1,591)
                                      ===========  ==========  =========  ===========
Net Charge Offs as % of Average             23.9%       25.3%      15.8%       9.18%
  Principal  Outstanding              ===========  ==========  =========  ===========

During the nine month period ended September 30, 1997, the Company experienced rapid growth in the number of states in which it operated Company Dealerships and Third Party Dealer branches. As a result, the Company's loan base was more geographically diversified throughout the country, which in turn led to the Company repossessing significantly more vehicles throughout the country than it historically had, in markets where it did not operate reconditioning centers or repossession lots. The Company, therefore, relied extensively on third parties to dispose of its repossessed collateral. This led to the Company not realizing its expected recovery amount on the liquidation of these repossessions. The Company has taken several actions to reverse this trend including consolidation of auction locations through which repossessed vehicles are liquidated, expansion of its repossession administration department, development of an enhanced repossession tracking and monitoring system, hiring of staff whose primary responsibility is to represent the
Company at auctions, and expansion of efforts to better recondition repossessions prior to liquidation. The Company believes these actions will improve recovery rates to levels it historically experienced prior to the nine month period ended September 30, 1997. For loans originated at Company Dealerships, recoveries as a percentage of principal balances charged off where collateral has been recovered averaged 28.3% for the nine month period ended September 30, 1997 compared to 36.3% for the nine month period ended September 30, 1996. Company Dealership loan recoveries in Arizona are positively effected by the Company's ability to receive a sales tax benefit for charged off loans that it does not receive in other markets. As a result of the Company's expansion outside of the Arizona market in 1997, recovery rates for the Company Dealership loan portfolio were negatively effected. For Third Party Dealer loans, recoveries as a percentage of principal balances charged off where collateral has been recovered averaged 34.3% for the nine months period ended September 30, 1997 compared to 49.2% for the nine month period ended September 30, 1996.

The Company's Net Charge Offs on its Third Party Dealer contract portfolio are lower than those incurred on its Company Dealership contract portfolio. This is attributable to the relationship of the average amount financed to the underlying collateral's wholesale value and to a lesser degree the generally more creditworthy customers served by Third Party Dealers. In its Third Party Dealer portfolio, the Company generally limits the amount financed to not more than 120.0% of the wholesale value of the underlying car, although the Company will make exceptions on a case-by-case basis.

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

Effective January 1, 1997, the Company modified its methodology to reflect additional historical experience in computing "Monthly Payments Completed by Customer Before Charge Off" as it relates to loan balances charged off after final insurance settlements and on loans modified from their original terms. Resulting adjustments affect the timing of previously reported interim cumulative losses, but do not impact ending cumulative losses. For loan balances charged off after insurance settlement principal reductions, the revised calculation method only gives credit for payments actually made by the customer and excludes credit for reductions arising from insurance proceeds. For modified loans, completed payments now reflect customer payments made both before and after the loan was modified. The numbers presented below reflect the adoption of the revised calculation method.

Currently reported cumulative losses may also vary from those previously reported due to ongoing collection efforts on charged off accounts and the difference between final proceeds on the liquidation of repossessed collateral versus original accounting estimates. Management believes that such variation
will    not  be  material.

CONTRACTS  ORIGINATED  AT  COMPANY  DEALERSHIPS

The following table sets forth the cumulative net charge offs as a percentage of original contract cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customer before charge off. Additionally, set forth is the percent of principal reduction for each pool since inception and cumulative total net
losses  incurred    (TLI).

         POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S ORIGINAL
                          AGGREGATE PRINCIPAL BALANCE

     MONTHLY PAYMENTS COMPLETED BY CUSTOMER BEFORE CHARGE OFF PERCENT
     ----------------------------------------------------------------
                0      3      6     12     18     24     TLI   REDUCED
              -----  -----  -----  -----  -----  -----  -----  --------
1993:
1st Quarter    6.9%  18.7%  26.5%  31.8%  33.9%  35.1%  35.4%   100.0%
2nd Quarter    7.2%  18.9%  25.1%  29.4%  31.7%  32.1%  32.4%   100.0%
3rd Quarter    8.6%  19.6%  23.7%  28.5%  30.7%  31.6%  31.9%   100.0%
4th Quarter    6.3%  16.1%  21.6%  27.0%  28.9%  29.5%  29.6%   100.0%

1994:
1st Quarter    3.4%  10.0%  13.4%  18.1%  20.5%  21.2%  21.3%   100.0%
2nd Quarter    2.8%  10.5%  14.2%  19.7%  21.9%  22.4%  22.5%   100.0%
3rd Quarter    2.8%   8.2%  12.2%  16.5%  18.6%  19.5%  19.6%   100.0%
4th Quarter    2.4%   7.7%  11.3%  16.9%  20.0%  21.0%  21.1%   100.0%


1995:
1st Quarter    1.1%   7.4%  12.5%  17.8%  20.3%  21.3%  21.5%   97.6%
2nd Quarter    1.7%   7.1%  12.1%  16.7%  19.6%  21.1%  21.1%   93.0%
3rd Quarter    2.0%   7.0%  11.1%  18.1%  21.7%     x   22.8%   86.6%
4th Quarter    1.2%   5.7%  10.8%  17.8%  22.3%     -   22.6%   81.7%

1996:
1st Quarter    1.4%   7.6%  13.2%  20.6%     x      -   23.6%   74.4%
2nd Quarter    2.2%   9.2%  14.1%  22.6%     -      -   23.1%   64.4%
3rd Quarter    1.6%   7.2%  12.9%     x      -      -   18.9%   53.1%
4th Quarter    1.6%   8.7%  16.0%     -      -      -   17.6%   44.5%

1997:
1st Quarter    2.5%  10.4%     x      -      -      -   12.7%   34.0%
2nd Quarter    1.8%     x      -      -      -      -   4.7%    15.4%
3rd Quarter      x      -      -      -      -      -   0.2%     1.8%

Trends set forth in the table above indicate a deterioration in the performance of the associated loan portfolio. Management believes the deterioration is primarily attributable to less effective collection procedures resulting from a loan servicing and collection data processing system conversion in the first and second quarters of 1997 rather than from any fundamental change in loan quality or underwriting. As a result of this trend, the Company recorded a charge against its Residuals in Finance
Receivables  Sold  during  the  three  month  period ended September 30, 1997.

The following table sets forth the principal balances 31 to 60 days delinquent, and 61 to 90 days delinquent as a percentage of total outstanding Company Dealership contract principal balances.

                    Retained   Securitized   Managed
                    ---------  ------------  --------
September 30,1997:
31 to 60 days         1.5%         3.9%        3.6%
61 to 90 days         2.8%         1.4%        1.6%

December 31,1996:
31 to 60 days         2.3%         5.4%        5.0%
61 to 90 days         0.6%         1.9%        1.7%

In accordance with the Company's charge off policy, there are no accounts more than 90 days delinquent as of September 30, 1997 and December 31, 1996.

CONTRACTS  PURCHASED  FROM  THIRD  PARTY  DEALERS

Non-refundable acquisition discount ("Discount") acquired totaled $6.6 million and $1.8 million for the three month periods ended September 30, 1997 and 1996, respectively. The Discount, attributable to Third Party Dealer purchases, averaged approximately 12.5% as a percentage of principal balances purchased in the three month period ended September 30, 1997, compared to 11.6% in the three month period ended September 30, 1996. For the nine month period ended September 30, 1997 and 1996, Discount acquired totaled $17.7 million and $3.6 million, respectively. As a percentage of contracts purchased, Discount averaged 12.2% and 11.1% during the same periods, respectively.

The following table sets forth the cumulative net charge offs as a percentage of original contract cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customer before charge off. Additionally, set forth is the percent of principal reduction for each pool since inception and cumulative total net
losses  incurred    (TLI).

POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S ORIGINAL
                          AGGREGATE PRINCIPAL BALANCE

     MONTHLY PAYMENTS COMPLETED BY CUSTOMER BEFORE CHARGE OFF PERCENT
     ----------------------------------------------------------------
                0      3       6      12     18     24     TLI   REDUCED
              -----  -----  ------  -----  -----  ------  -----  --------
1995:
2nd Quarter    0.9%   4.1%    5.7%   7.7%   9.4%   10.6%  10.6%   90.1%
3rd Quarter    1.2%   3.7%    4.6%   6.3%   7.5%      x    8.1%   82.4%
4th Quarter    1.0%   4.3%    6.7%   9.3%  11.0%      -   11.2%   82.5%
1996:
1st Quarter    0.8%   3.7%    6.9%  10.8%     x       -   12.1%   74.5%
2nd Quarter    1.6%   6.2%    9.7%  13.6%     -       -   13.6%   67.8%
3rd Quarter    1.3%   6.0%    9.2%     x      -       -   14.7%   56.2%
4th Quarter    1.4%   7.4%   12.0%     -      -       -   15.2%   45.6%
1997:
1st Quarter    1.4%   7.6%      x      -      -       -    8.2%   30.9%
2nd Quarter    1.5%     x       -      -      -       -    2.4%   14.3%
3rd Quarter      x      -       -      -      -       -    0.1%    2.6%

Trends set forth in the table above indicate a deterioration in the performance of the associated loan portfolio. Management believes the deterioration is primarily attributable to less effective collection procedures resulting from a loan servicing and collection data processing system conversion in the first and second quarters of 1997 rather than from any fundamental change in loan quality or underwriting. As a result of this trend, the Company recorded a charge against its Residuals in Finance
Receivables  Sold  during  the  three  month  period ended September 30, 1997.

Beginning April 1, 1995, the Company initiated a new purchasing program for Third Party Dealer contracts which included an emphasis on higher quality contracts. As of March 31, 1995, the Third Party Dealer portfolio originated under the prior program had a principal balance of $2.0 million which are paid in full. Therefore, contract performance under this prior program has been excluded from the table above.

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

The following table sets forth the principal balances 31 to 60 days delinquent, and 61 to 90 days delinquent as a percentage of total outstanding Third Party Dealer contract principal

                     Retained   Securitized   Managed
                     ---------  ------------  --------
September 30, 1997:
31 to 60 days . . .       1.7%          4.7%      4.2%
61 to 90 days . . .       2.5%          1.6%      1.8%

December 31, 1996:
31 to 60 days . . .       3.1%          4.3%      3.3%
61 to 90 days . . .       1.1%          1.0%      1.1%

In accordance with the Company's charge off policy there are no Third Party Dealer contracts more than 90 days delinquent as of September 30, 1997 and December 31, 1996.

During 1996 and continuing throughout 1997, the Company elected to extend the time period before repossession is ordered with respect to those customers who exhibit a willingness and capacity to bring their contracts current. As a result of this revised repossession policy, delinquencies increased as expected.

RESIDUALS  IN  FINANCE  RECEIVABLES  SOLD

Residuals in Finance Receivables Sold represent the Company's retained potion of the securitization assets. The Company utilizes a number of estimates in arriving at the initial valuation of the Residuals in Finance Receivables Sold, which represent the expected present value of net cash flows into the trust in excess of those required to pay principal and interest on the Class A certificates. The present value of expected cash flows are a function of a number of items including, but not limited to, charge off rates, repossession recovery rates, portfolio delinquency, prepayment rates, and trust expenses. Subsequent to the initial recording of the Residuals in Finance Receivables Sold, the carrying value is adjusted for the actual cash flows into the respective trusts in order to maintain a carrying value which approximates the present value of the expected net cash flows into the trust in excess of those required to pay all obligations of the respective trust other than the obligations to the Class B certificates. To the extent that actual cash flows on a securitization are below original estimates, and differ materially from the original securitization assumptions, and in the opinion of management, those differences appear to be other than temporary in nature, the Company would be required to revalue the residual portion of the securitization which it retains, and record a charge to earnings based upon the reduction. During the three month period ended September 30, 1997, the Company recorded a $10.0 million charge (approximately $6.0 million, net of income taxes) to write down the Residuals in Finance Receivables Sold. The Company determined a write down in the Residuals in Finance Receivables Sold was necessary due to an increase in net losses in the securitized loan portfolio, particularly the Third Party Dealer portfolio. For securitization transactions between June 30, 1996 and June 30, 1997, for contracts originated at Company Dealerships, net losses were originally estimated using total expected cumulative net losses at loan origination of approximately 26.0%, adjusted for actual cumulative net losses prior to securitization. For contracts purchased from Third Party Dealers, net losses were originally estimated using total expected cumulative net losses at loan origination of approximately 13.5%, adjusted for actual cumulative net losses prior to securitization. Prepayment rates were estimated to be 1.5% per month of the beginning of month balance. The $10.0 million charge (approximately $6.0 million, net of income taxes) in the three month period ended September 30, 1997 which resulted in a reduction in the carrying value of the Company's Residuals in Finance Receivables Sold had the effect of increasing the cumulative net loss assumption for contracts originated at Company Dealerships to approximately 27.5%, and for contracts purchased from Third Party Dealers to approximately 17.5% for the securitization transactions that took place prior to the three month period ended September 30, 1997. As a result of this charge, the remaining allowance for credit losses inherent in the securitization assumptions as a percentage of the remaining principal balances of securitized contracts was approximately 19.7% as of September 30, 1997, compared to 15.2% as of December 31, 1996. There can be no assurance that the charge taken by the Company is sufficient and that the Company will not record additional charges in the future in order to write down the Residuals in Finance Receivables Sold.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to support increases in its contract portfolio, expansion of Company Dealerships, Branch Offices, the Cygnet Program, the purchase of inventories, the purchase of property and equipment, and for working capital and general corporate purposes. The Company funds its capital requirements through equity offerings, operating cash flow, the sale of finance receivables, and supplemental borrowings.

The Company's Net Cash Provided by Operating Activities increased by $39.7 million to $41.3 million for the nine month period ended September 30, 1997 from $1.6 million in the nine month period ended September 30, 1996. The increase was primarily due to an increase in proceeds from sales of finance receivables, provision for credit losses, and increases in Accounts Payable, Accrued Liabilities and Other Liabilities offset by increases in Finance Receivables Held for Sale, Gain on Sale of Finance Receivables, and increases in Inventory and Other Assets.

The Net Cash Used in Investing Activities increased by $90.1 million to $103.0 million in the nine months ended September 30, 1997 from $12.9 million in the nine months ended September 30, 1996. The increase was due to an increase in notes receivable of $29.6 million, an increase in the purchase of property and equipment of $11.5 million, and the purchase of the assets of Seminole, EZ Plan, and Kars, for $45.3 million.

The Company's Net Cash Provided by Financing Activities increased by $37.1 million to $47.6 million in the nine month period ended September 30, 1997 from $10.5 million in the nine month period ended September 30, 1996. This increase was primarily the result of the $88.7 million in proceeds from the Company's sale of common stock, net of the $39.1 million of repayment of Notes Payable and the repayment of Subordinated Notes Payable of $2.0 million.

Revolving Facility. The Company maintains a Revolving Facility with GE Capital that has a maximum commitment of up to $100.0 million. Under the Revolving Facility, the Company may borrow up to 65.0% of the principal balance of eligible Company Dealership contracts and up to 86.0% of the principal balance of eligible Third Party Dealer contracts. The Revolving Facility expires in December 1998. The facility is secured by substantially all of the Company's assets. As of September 30, 1997, the Company's borrowing capacity under the Revolving Facility was $19.0 million, the aggregate principal amount outstanding under the Revolving Facility was approximately $128,000, and the amount available to be borrowed under the facility was $18.9 million. The Revolving Facility bears interest at the 30-day LIBOR plus 3.15%, payable daily (total rate of 8.8% as of September 30, 1997).

The Revolving Facility contains covenants that, among other things, limit the Company's ability to, without GE Capital's consent: (i) incur additional indebtedness; (ii) make unsecured loans or other advances of money to officers, directors, employees, stockholders or affiliates in excess of $25,000 in total; (iii) engage in securitization transactions (other than the Securitization Program, for which GE Capital has consented); (iv) merge with, consolidate with, acquire or otherwise combine with any other person or entity, transfer any division or segment of its operations to another person or entity, or form new subsidiaries; (v) make any change in its capital structure; (vi) declare or pay dividends except in accordance with all applicable laws and not in excess of fifteen percent (15%) of each year's net earnings available for distribution; (vii) make certain investments and capital expenditures; and (viii) engage in certain transactions with affiliates. These covenants also require the Company to maintain specified financial ratios, including a debt ratio of 2.1 to 1 and a net worth of at least $75,000,000, and to comply with all laws relating to the Company's business. The Revolving Facility also provides that a transfer of ownership of the Company that results in less than 15.0% of the Company's voting stock being owned by Mr. Ernest C. Garcia II, will result in an event of default under the Revolving Facility.

FMAC Senior Bank Group Debt. In conjunction with the acquisition of the Secured Debt from the Bank Group, the Company executed a note payable of approximately $55.1 million payable to the Bank Group with a balance at September 30, 1997 at approximately $50.4 million. The note payable, which is due in full in February 1998, bears interest at 30-day LIBOR plus 2.0% (7.65% at September 30, 1997), and is payable daily.

Subordinated Indebtedness and Preferred Stock. Prior to its public offering in June 1996, the Company historically borrowed substantial amounts from Verde Investments Inc. ("Verde"), an affiliate of the Company. The Subordinated Notes Payable balances outstanding to Verde totaled $12.0 million and $14.0 million as of September 30, 1997 and December 31, 1996, respectively. Prior to June 21, 1996, these borrowings accrued interest at an annual rate of 18.0%. Effective June 21, 1996 the annual interest rate on these borrowings was reduced to 10.0%. The Company is required to make monthly payments of interest and annual payments of principal in the amount of $2.0 million. This debt is junior to all of the Company's other indebtedness and the Company may suspend interest and principal payments in the event it is in default on obligations to any other creditors. In July 1997, the Company's Board of Directors approved the prepayment of the $12.0 million in subordinated debt subject to various conditions including the Company's completion of a debt offering. No such prepayment has been made as of the date of filing of this Form 10-Q.

On December 31, 1995, Verde converted $10.0 million of subordinated debt to Preferred Stock of the Company. Prior to June 21, 1996, the Preferred Stock accrued a dividend of 12.0% annually, increasing one percent per year up to a maximum of 18.0%. Effective June 21, 1996, the dividend on the Preferred Stock was decreased from 12.0% to 10.0%. During the nine month period ended September 30, 1996, the Company paid a total of $817,000 in dividends to Verde on the Preferred Stock which was redeemed in November 1996. As the preferred stock was redeemed in 1996, there were no dividends paid in 1997.

Securitizations. Pursuant to the Company's Securitization Program, the Company and SunAmerica entered into an agreement under which SunAmerica would purchase $175.0 million of certificates secured by contracts. As of June 30, 1997, the Company had substantially utilized its maximum commitment from, and does not expect to complete any further securitizations with SunAmerica under the existing Securitization Program. The Securitization Program has provided the Company with a source of funding in addition to the Revolving Facility. At the closing of each securitization, the Securitization Subsidiaries receive payment for the certificates sold (net of Investments Held in Trust). The Company also generates cash flow under this program from ongoing servicing fees and excess cash flow distributions resulting primarily from the difference between the payments received from customers on the contracts and the payments paid on the Class A Certificates. In addition, securitization allows the Company to fix its cost of funds for a given contract portfolio, and broadens the Company's capital source alternatives. The Company sold its securitization that was consummated during the three month period ended
September 30, 1997 to private investors. Failure to periodically engage in securitization transactions will adversely affect the Company.

In connection with its securitization transactions, the Securitization Subsidiaries are required to make an initial cash deposit into an account held by the trustee (spread account) and to pledge this cash to the Trust to which the finance receivables were sold. The Trust in turn invests the cash in high quality liquid investment securities. In addition, the cash flows due to the B Certificates first are deposited into the spread account as necessary to attain and maintain the spread account at a specified percentage of the underlying finance receivables principal balance. In the event that the cash flows generated by the finance receivables sold to the Trust are insufficient to pay obligations of the Trust, including principal or interest due to certificate holders or expenses of the Trust, the trustee will draw funds from the spread account as necessary to pay the obligations of the Trust. The spread account must be maintained at a specified percentage of the principal balances of the finance receivables held by the Trust, which can be increased in the event delinquencies or losses exceed specified levels. If the spread account exceeds the specified percentage, the trustee will release the excess cash to the Securitization Subsidiaries from the pledged spread account.

Debt Shelf Registration. On July 18, 1997, the Company filed a Form S-3 registration statement for the purpose of registering up to $200 million of its debt securities in one or more series at prices and on terms to be determined at the time of sale. The registration statement has been declared effective by the Securities and Exchange Commission and is available for future debt offerings.

Transactions regarding First Merchants Acceptance Corporation. First Merchants Acceptance Corporation ("FMAC") filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on July 11, 1997 ("Bankruptcy Case"). In connection with the Bankruptcy Case, the Company, which owns approximately 2 1/2% of FMAC's outstanding common stock with a cost basis of approximately $1.5 million, agreed to provide up to $10 million of "debtor in possession" financing to FMAC, of which approximately $3.8 million was outstanding at September 30, 1997. On August 20, 1997, the Company acquired approximately 78% of the senior secured debt ("Secured Debt") of FMAC from certain members of the senior bank group (Bank Group) that held such debt. The Secured Debt totaled approximately $97.8 million. The more significant terms of the purchase of the Secured Debt included, among other things, the (i) purchase by the Company of the debt at a 10% discount of the outstanding principal amount;
(ii) short-term financing by the Bank Group to the Company for the purchase, with interest accruing at LIBOR plus 2% and an up-front payment by the Company to the Bank Group equal to 20% of the purchase price; and (iii) issuance of stock warrants to the Bank Group to purchase up to 389,800 shares of the Company's common stock at an exercise price of $20 per share over a thirty-month term and subject to a call feature by the Company.

Subsequent to September 30, 1997, the Company entered into a contract to acquire, subject to various conditions that have not yet been satisfied, the remaining approximately 22% of the Secured Debt from two (2) unrelated third parties (the "Sellers"). The more significant terms of the purchase include, among other things, (i) the Company's right to purchase by an exercise of a call right that expires on February 20, 1998 (the "Call Period"), and which is followed by a put right by the Sellers that expires on March 15, 1998 (the "Put Period"); (ii) a purchase price equal to ninety-five percent (95%) during the Call Period (and one hundred percent (100%) during the Put Period) of the outstanding principal balance of the purchased Secured Debt, plus interest on such purchase price from November 12, 1997 through the closing date of such purchase at approximately 8.0% per annum, less all payments received by the Sellers with respect to the purchased Secured Debt through the date of closing; and (iii) the issuance of stock warrants to the Sellers to purchase up to 110,200 shares of the Company's common stock at an exercise price of $20.00 per share over a 36 month term and subject to a call feature of the Company.

Capital Expenditures and Commitments. The Company is pursuing an aggressive growth strategy. In the fourth quarter of 1996, the Company acquired the leasehold rights to an existing dealership in Las Vegas, Nevada, which commenced operations in March 1997, and has opened two new dealerships in Phoenix, Arizona and two new dealerships in Albuquerque, New Mexico. In addition, the Company has two dealerships in Phoenix, Arizona, one in San Antonio, two in Dallas, one in Miami and one in Tampa currently under development. Further, the Company opened 11 new Branch Offices during the three month period ended September 30, 1997, and recently completed expansion of its contract servicing and collection facility.

On September 19, 1997, the Company purchased substantially all of the dealership and loan servicing assets of Kars Yes Holdings, Inc. (Kars), a Company in the business of selling and financing used motor vehicles, including six dealerships in the Los Angeles market, two in the Miami market, two in the Atlanta market, and two in the Dallas market in exchange for $5.5 million in cash. In addition, the Company intends to open 2 or more new Branch Offices and six or more Company Dealerships through the end of 1997. The Company believes that it will expend approximately $50,000 to establish each new Branch Office. New Company Dealerships cost approximately $1.5 to $1.7 million to construct (excluding inventory). Further, on July 11, 1997, the Company entered into an agreement to provide "debtor in possession" financing to First Merchants Acceptance Corporation in an amount up to $10.0 million. The Company had advanced $3.8 million against this commitment as of September 30, 1997. The Company intends to finance these expenditures through operating cash flows and supplemental borrowings, including amounts available under the Revolving Facility and the Securitization Program, if any.

Common Stock Repurchase Program. In October 1997 the Company's Board of Directors authorized a stock repurchase program by which the Company may acquire up to one million shares of its common stock from time to time on the open market. Under the program, purchases may be made depending on market conditions, share price and other factors. The stock repurchase program will terminate on December 31, 1998, unless extended by the Company's Board of Directors, and may be discontinued at any time. As of the date of filing of this Form 10-Q, the Company had not repurchased any shares of common stock.

Year 2000. The Company has commenced a study of its computer systems in order to assess its exposure to year 2000 issues. The Company expects to make the necessary modifications or changes to its computer information systems to enable proper processing of transactions relating to the year 2000 and beyond. The Company will evaluate appropriate courses of action, including replacement of certain systems whose associated costs would be recorded as assets and subsequently amortized. However, there can be no assurance that year 2000 costs and expenses will not have a material adverse affect on the Company.

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

The Securities and Exchange Commission has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information are to be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the quarter ended June 30, 1997. As the Company believe that the derivative financial instrument disclosure contained within the notes to the financial statements of its 1996 Form 10-K substantially conform with the accounting policy requirements of these amendments, no further interim period disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk are effective with the 1998 Form 10-K.


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

Item  2.          Changes  in  Securities  and  Use  of  Proceeds.

     Warrants to purchase 389,800 shares of common stock of the Company were issued in a private placement under Section 4(2) of the Securities Act of 1933 to a group of banks in connection with the acquisition of senior Secured Debt of First Merchants Acceptance Corporation from such banks. See a description of the transaction herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction."

Item  3.          Defaults  Upon  Senior  Securities.

     None.

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders.

     None.

Item  5.          Other  Information.

     Subsequent to September 30, 1997, the Company entered into a contract to acquire, subject to various conditions that have not yet been satisfied, the remaining approximately 22% of the Secured Debt from two (2) unrelated third parties (the "Sellers"). The more significant terms of the purchase include, among other things, (i) the Company's right to purchase by an exercise of a call right that expires on February 20, 1998 (the "Call Period"), and which is followed by a put right by the Sellers that expires on March 15, 1998 (the "Put Period"); (ii) a purchase price equal to ninety-five percent (95%) during the Call Period (and one hundred percent (100%) during the Put Period) of the outstanding principal balance of the purchased Secured Debt, plus interest on such purchase price from November 12, 1997 through the closing date of such purchase at approximately 8.0% per annum, less all payments received by the Sellers with respect to the purchased Secured Debt through the date of closing; and (iii) the issuance of stock warrants to the Sellers to purchase up to 110,200 shares of the Company's common stock at an exercise price of $20.00 per share over a 36 month term and subject to a call feature of the Company.

Item  6.          Exhibits  and  Reports  on  Form  8-K.

     (a)          Exhibits


          Exhibit  10.a - Amended  and  Restated  Motor  Vehicle  Installment
                          Contract Loan and Security Agreement between Registrant and General Electric Capital Corporation

          Exhibit  10.b - Employment Agreement between Registrant and Steven A.
                          Tesdahl*

          Exhibit  10.c - Amended  and Restated Employment Agreement between
                          Registrant  and  Donald  L.  Addink*

          Exhibit  11  - Statement Regarding Computation of Earnings Per Share

          Exhibit  27  - Financial  Data  Schedule

          Exhibit  99  - Cautionary  Statement  Regarding  Forward  Looking
                         Statements  and  Risk  Factors

____________________________

          *- Denotes a management contract or compensatory plan, contract, or arrangement.


     (b)                    Reports  on  Form  8-K.

     During the third quarter of 1997, the Company filed two reports on Form 8-K. The first report on Form 8-K, dated July 17, 1997 and filed July 18,1997, pursuant to Items 5 and 7, filed a copy of the Company's press release entitled "Ugly Duckling Corporation to Purchase Secured Bank Debt of First Merchants Acceptance Corporation." The second report on Form 8-K, dated August 21, 1997 and filed September 5, 1997, pursuant to Items 2, 5, and 7, reported (1) the purchase by the Company of approximately 78% of the FMAC senior bank debt, (2) the expected recording of a third quarter charge to net earnings of between $4 million to $6 million (after taxes), and (3)
negotiations between the Company and Kars to acquire certain dealership and servicing assets of Kars. After the third quarter 1997, the Company filed one Form 8-K. This Form 8-K, dated September 19, 1997 and filed October 5, 1997 pursuant to Items 2, 5, and 7, reported (1) the completion of the acquisition by the Company of certain assets of Kars, and (2) the securitization of approximately $104 million of vehicle receivables by CRC II.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Ugly  Duckling  Corporation


Date:  November  14,  1997
       -------------------


/s/  Steven  T.  Darak
----------------------

Steven  T.  Darak
Senior  Vice  President  and
Chief  Financial  Officer
(Principal  Financial  and  Accounting  Officer)



































                                      S-1
                                      ===

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
------          -----------
10.a - Amended  and  Restated  Motor  Vehicle  Installment Contract  Loan  and
       Security Agreement between Registrant and General Electric Capital Corporation

10.b - Employment Agreement between Registrant and Steven A. Tesdahl*

10.c - Amended  and Restated Employment Agreement between Registrant and
       Donald  L.  Addink*

11  - Statement Regarding Computation of Earnings Per Share

27  - Financial  Data  Schedule

99  - Cautionary  Statement  Regarding  Forward  Looking Statements  and  Risk
      Factors