Form 10-K
period 1997-12-31
UGLY DUCKLING CORP
filed 1998-03-31
CIK 1012704

================================================================================
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 0-20841

                           UGLY DUCKLING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      86-0721358
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
     2525 E. CAMELBACK ROAD, SUITE 1150,
               PHOENIX, ARIZONA                                    85016
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)  (602) 852-6600

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     TITLE OF CLASS                               NAME OF EACH EXCHANGE ON WHICH REGISTERED
                     --------------                               -----------------------------------------
              COMMON STOCK, $.001 PAR VALUE                                THE NASDAQ STOCK MARKET

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 26, 1998, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $138,250,000.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 30, 1998: 18,584,977.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
================================================================================

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I
        Item 1   Business....................................................    2
        Item 2   Properties..................................................   12
        Item 3   Legal Proceedings...........................................   12
        Item 4   Submission Of Matters To A Vote Of Security Holders.........   12
PART II
        Item 5   Market For The Registrant's Common Equity Securities And
                 Related Stockholder Matters.................................   13
        Item 6   Selected Consolidated Financial Data........................   16
        Item 7   Management's Discussion And Analysis Of Financial Condition
                 And Results Of Operations...................................   17
        Item 8   Consolidated Financial Statements And Supplementary Data....   47
        Item 9   Changes In And Disagreements With Accountants On Accounting
                 And Financial Disclosures...................................   76
PART III
        Item 10  Directors And Executive Officers Of The Registrant..........   76
        Item 11  Executive Compensation......................................   80
        Item 12  Security Ownership Of Certain Beneficial Owners And
                 Management..................................................   85
        Item 13  Certain Relationships And Related Transactions..............   88
PART IV
        Item 14  Exhibits, Consolidated Financial Statement Schedules, And
                 Reports On Form 8-K.........................................   89
Signatures...................................................................   93

                                     PART I

                               ITEM 1 -- BUSINESS

GENERAL

     The Company operates the largest publicly-held chain of Buy Here-Pay Here used car dealerships in the United States and underwrites, finances and services retail installment contracts generated from the sale of used cars by its wholly-owned used car dealerships ("Company Dealerships") and by third party independent used car dealers ("Third Party Dealers") located in selected markets throughout the country. As part of its financing activities, the Company has initiated a collateralized dealer financing program ("Cygnet Dealer Program"), pursuant to which the Company provides qualified independent used car dealers with warehouse purchase facilities and operating credit lines primarily secured by the dealers' retail installment contract portfolio. The Company began its used car sales and financing operations in 1992 and has pursued an aggressive growth strategy since that time. The Company targets its products and services to the sub-prime segment of the automobile financing industry, which focuses on selling and financing the sale of used cars to persons who have limited credit histories, low incomes, or past credit problems. As of the date of this Form 10-K Report, the Company is operating 46 Company Dealerships located in ten metropolitan areas in seven states.

     The Company originated 16,001 contracts through its Company Dealerships with an aggregate principal balance of $116.8 million and purchased 37,645 contracts from Third Party Dealers with an aggregate principal balance of $209.8 million during 1997. The principal balance of the Company's total contract portfolio serviced as of December 31, 1997, was $451.3 million, including $238.0 million in contracts serviced under the Company's securitization program ("Securitization Program") and $127.3 million in contracts serviced on behalf of third parties.

     From 1996 to 1997, total revenues increased by 152.7% from $75.6 million to $191.1 million. The Company's net earnings grew to $9.5 million in 1997 from $5.9 million in 1996, while earnings per diluted share decreased to $0.52 from $.60 in 1996. See Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction." For operating results and other financial data by business segment, see Note 22 to the Consolidated Financial Statements.

     The Company was formed in Arizona in 1992 for the purpose of purchasing Duck Ventures, Inc. and other subsidiaries and was reincorporated in Delaware in 1996. Except as otherwise specified, all references in this Form 10-K Report to the "Company" refer to Ugly Duckling Corporation and its subsidiaries.

OVERVIEW OF USED CAR SALES AND FINANCE INDUSTRY

     Used Car Sales. The Company participates in the sub-prime segment of the independent used car sales and finance market. This segment is serviced primarily by small independent used car dealerships ("Buy Here--Pay Here dealers") that sell and finance the sale of used cars to persons who have limited credit histories, low incomes, or past credit problems ("Sub-Prime Borrowers"). Buy Here--Pay Here dealers typically offer their customers certain advantages over more traditional financing sources, such as expanded credit opportunities, flexible payment terms (including prorating customer payments due within one month into several smaller payments and scheduling payments to coincide with a customer's pay days), and the ability to make payments in person, an important feature to many Sub-Prime Borrowers who may not have checking accounts or are otherwise unable to make payments by the due date through use of the mail because of the timing of paychecks.

     Recently, the growth of the used car sales and finance market has attracted significant attention from a number of large companies, including AutoNation, U.S.A. and Driver's Mart, which have entered the used car sales business or announced plans to develop large used car sales operations. The Company believes that these companies are attracted by the relatively high gross margins that can be earned in this business and the lack of consolidation in this market. None of these companies have indicated an intention to focus on the Buy Here--Pay Here segment.

     Used Car Financing. The automobile financing industry is the third-largest consumer finance market in the country, after mortgage debt and credit card revolving debt. The industry is served by such traditional lending sources as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Buy Here--Pay Here dealers. In general, the industry is categorized according to the type of car sold (new versus used) and the credit characteristics of the borrower. With respect to the borrowers, finance companies classify such individuals according to the following generalized criteria:

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

     - A "D" credit borrower is also referred to as a "sub-prime" borrower. These persons, however, in addition to having an unfavorable employment history, have also experienced debt charge offs, foreclosures, or personal bankruptcy. In purchasing a car, this borrower's only choice is to obtain financing from an independent finance company or through a Buy Here--Pay Here dealer.

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

     Similarly, many independent used car dealers are not able to obtain debt financing from traditional lending sources such as banks, credit unions, or major finance companies. These dealers typically finance their operations through the sale of contract receivables at a substantial discount. The Company believes that independent dealers prefer to finance their operations through credit facilities that enable them to retain their receivables, thereby increasing their finance income. Accordingly, the Company believes that there is a substantial opportunity for a company capable of serving the needs of such dealers to make significant penetration into this underdeveloped segment of the sub-prime market. The Company's Cygnet Dealer Program is intended to fill this niche. See Part I. Item 1. "Business -- Third Party Dealer Operations."

RECENT ACQUISITIONS AND AGREEMENTS

     Acquisitions. During 1997, the Company completed several acquisitions. In January 1997, the Company acquired substantially all of the assets of Seminole Finance Corporation and related companies ("Seminole") including four dealerships in Tampa/St. Petersburg and a contract portfolio of approximately $31.1 million in exchange for approximately $2.5 million in cash and assumption of $29.9 million in debt. In April 1997, the Company purchased substantially all of the assets of E-Z Plan, Inc. ("EZ Plan"), including seven dealerships in San Antonio and a contract portfolio of approximately $24.3 million in exchange for approximately $26.3 million in cash. In September 1997, the Company acquired substantially all of the dealership and loan servicing assets (but not the loan portfolio) of Kars Yes Holdings and related companies ("Kars"), including six dealerships in the Los Angeles market, two in the Miami market, two in the Atlanta market and two in the Dallas market, in exchange for approximately $5.5 million in cash. These acquisitions were recorded in accordance with the "purchase method" of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $16.0 million and has been recorded as goodwill, which is being amortized over periods ranging from fifteen to twenty years. The results of operations of the acquired operations have been included in the Company's statements of operations from the respective acquisition dates.

     Transactions involving First Merchants Acceptance Corporation. In recent periods, the Company has been actively involved in the reorganization proceeding of First Merchants Acceptance Corporation ("FMAC"). FMAC was in the business of purchasing and securitizing loans made primarily to Sub-Prime Borrowers by various third party used car dealers. On July 11, 1997 (the "FMAC Petition Date"), FMAC filed for reorganization under Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Concurrent with the filing of the Chapter 11 petition, the Company, which owned approximately 2.5% of FMAC's common stock, agreed to provide debtor-in-possession financing to FMAC, of which $10.9 million was outstanding at December 31, 1997. During the pendency of the proceeding, the Company acquired FMAC's senior bank debt (the "Senior Bank Debt") aggregating $103.0 million in principal amount as of the FMAC Petition Date. In connection with the acquisition of the Senior Bank Debt, the Company issued the selling bank group 389,800 warrants ("Bank Group Warrants") to purchase common stock, $.001 par value, of the Company ("Common Stock") at any time through February 20, 2000. On December 15, 1997, the Bankruptcy Court entered an order approving a transfer whereby the agent for the holders of the Senior Bank Debt credit bid this debt and purchased the contracts which secured the debt (the "Owned Contracts"), and sold the Owned Contracts to a third party purchaser (the "Contract Purchaser") for approximately $78.9 million. The Company recorded a gain of approximately $8.1 million ($5.0 million after income taxes) from this transaction. The Company has guaranteed to the Contract Purchaser a 10.35% return on the transaction subject to a maximum guarantee of $10.0 million. In connection with FMAC's proposed Plan of Reorganization (the "FMAC Plan of Reorganization"), the Company has agreed to increase its debtor-in-possession financing to up to $21.5 million if certain conditions are satisfied, to issue warrants to FMAC to purchase up to 325,000 shares of Common Stock (the "FMAC Warrants") at any time prior to February 27, 2001, and to provide FMAC an interest in any returns in respect of the Owned Contracts in excess of a formularized amount. FMAC has guaranteed such formularized amount and granted a lien on certain of its assets to secure the same. In addition, the FMAC Plan of Reorganization contemplates that on the effective date (the "Effective Date") of such Plan, the Company would acquire certain servicing rights and FMAC's servicing platform with respect to such rights, and an interest in distributions to be made under the residual interests held by FMAC in various securitization transactions. Under the FMAC Plan of Reorganization, the Company may increase its interest in the cash distributions to be made in connection with the residual interests by issuing to FMAC Common Stock in lieu of cash distributions. On March 16, 1998, the Bankruptcy Court executed a formal order confirming the FMAC Plan of Reorganization. The Effective Date of FMAC's Plan of Reorganization, however, is subject to a number of conditions precedent, which as of March 29, 1998 had not yet been satisfied. The Company cannot predict whether all of the conditions precedent to the Effective Date can be satisfied and, if so, when such Effective Date will occur. See Part II. Item 5. "Market For The Registrant's Common Equity Securities And Related Stockholder Matters" and Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Transactions Regarding First Merchants Acceptance Corporation."

     Transactions involving Reliance Acceptance Group. On February 9, 1998, the Company announced that it had agreed to enter into servicing and transition servicing arrangements with Reliance Acceptance Group, Inc. ("Reliance"). Reliance filed for reorganization under the Bankruptcy Code on February 9, 1998 (the "Reliance Petition Date"). Reliance is a national specialty finance company, primarily engaged in the business of purchasing and servicing contracts ("receivables") for the purchase of new or used automobiles, trucks, vans and sport utility vehicles by Sub-Prime Borrowers.

     Pursuant to a servicing agreement entered into between Company and Reliance (the "Servicing Agreement"), the Company will service certain receivables in exchange for (i) a monthly servicing fee of the greater of four percent (4%) per annum of the aggregate outstanding principal balance of all non-defaulted receivables computed monthly on the basis of the declining balance of the receivables portfolio (consisting of Reliance's portfolio of (A) prime receivables and (B) sub-prime receivables), or fifteen dollars ($15.00) per receivable per month plus reimbursement of certain costs and expenses; (ii) $1.3 million in proceeds realized from the sale of a pool of charged off receivables existing as of the Reliance Petition Date ("Charged-Off Proceeds"); (iii) a total of (A) four percent (4%) of the outstanding principal balance of each receivable (exclusive of defaulted and certain other receivables) sold in any bulk sale to a person other than the Company or an affiliate of the Company, and
(B) $4.7 million in net collections, recovery and sale proceeds from the receivables portfolio and certain other cash receipts of Reliance reduced by any amount previously paid under clause (A) above, following payment of Reliance's primary bank debt and, if applicable, repayment to Reliance of any proceeds of litigation, the Reliance Warrants (as defined below) and equity proceeds used by Reliance to pay its primary bank debt ("Post-Bank Debt Proceeds"); and (iv) following the Company's receipt of the Post-Bank Debt Proceeds, twenty-five percent (25%) of the net collections, recovery and sale proceeds from the receivables portfolio and certain other cash receipts of Reliance (the "Incentive Fee"). Reliance, in consideration for entering into the Servicing Agreement will receive privately issued warrants ("Reliance Warrants") to purchase shares of Common Stock of the Company as follows: Fifty thousand (50,000) Reliance Warrants will be granted to Reliance upon the Company's receipt of the Charged-Off proceeds; up to one hundred thousand (100,000) Reliance Warrants will be granted to Reliance based upon the Company's receipt of up to $4.7 million of Post-Bank Debt Proceeds; and Reliance will be granted an additional seventy-five thousand (75,000) Reliance Warrants for every $1 million actually received by the Company through the Incentive Fee. The Reliance Warrants are to be non-exercisable for thirty (30) months and will have a strike price of twelve dollars and 50/100 ($12.50) for the first one hundred fifty thousand (150,000) Reliance Warrants and a strike price for all other Reliance Warrants of the greater of twelve dollars and 50/100 ($12.50) or one hundred twenty percent (120%) of the market price of the Common Stock on the date of issuance of the Reliance Warrants. The Reliance Warrants will be subject to vesting and a right of redemption of the Company on terms still to be negotiated. The Servicing Agreement has not yet been approved by the Bankruptcy Court.

     In addition to the Servicing Agreement and granting of Reliance Warrants, the Company and Reliance have entered into a transition services agreement (the "Transition Agreement"), up and until the Servicing Agreement is approved by the Bankruptcy Court. The Bankruptcy Court has entered an order approving the Transition Agreement. Pursuant to the Transition Agreement, the Company will provide transition services to Reliance, at Reliance's request, relating to the current and future servicing of receivables, for an hourly fee of $175.00 and reimbursement of costs and expenses. In addition, the Bankruptcy Court also has approved a mutual $2.0 million breakup fee in the event the Servicing Agreement, the Transition Agreement or related agreements are terminated or materially breached by Reliance or a person other than the Company is selected as the servicer for the receivables. Similarly, if the Company breaches the Transition Agreement or elects in the future not to service the receivables pursuant to the Servicing Agreement, the Company will be required to pay a $2.0 million breakup fee to Reliance. Reliance has filed a proposed plan of reorganization, and a tentative hearing for confirmation of Reliance's proposed plan of reorganization is currently scheduled for May 22, 1998. A motion has also been filed by Reliance seeking authority to sell its charged off receivables portfolio to the highest bidder. The Company has committed to an opening credit bid amount of $1.3 million in any such sale.

     There can be no assurance that the Reliance transaction will be concluded on the terms and conditions outlined above or at all, or if concluded, will prove profitable.

STRATEGIC EVALUATION OF THIRD PARTY DEALER OPERATIONS.

     In the fourth quarter of 1997, the Company announced a strategic evaluation of its Third Party Dealer operations. In connection with this strategic evaluation, the Company recently determined to close its network of Third Party Dealer contract buying offices ("Branch Offices"), exit this line of business, and record a pre-tax charge of $6.0 million to $10.0 million in 1998. The restructuring is expected to be complete by the end of the first quarter of 1998 and includes the termination of approximately 400 to 450 employees, substantially all of whom were employed at the Company's 76 Branches Offices that were in place on the date of the announcement. The Company intends to continue to move its focus from Branch Offices to the bulk purchasing and/or servicing of large contract portfolios and other Third Party Dealer operations. The Company believes bulk purchase and large servicing transactions are more efficient methods of purchasing or obtaining servicing rights to sub-prime automobile contracts. See "Third Party Dealer Operations-Contract Purchasing and Servicing" below in this
Item 1.

     The Company continues to evaluate strategic alternatives for its remaining Third Party Dealer operations including the potential sale or spin-off to third parties or shareholders of its third party bulk purchasing and servicing operations, Cygnet Dealer Program, insurance operations, and related portfolios. During this evaluation process, the Company plans to continue to expand its Cygnet Dealer Program. The Company believes that providing warehouse purchase facilities and operating credit lines to qualified Third Party Dealers will give such dealers a unique opportunity to obtain the debt financing necessary to expand their businesses while enabling the Company to earn additional finance income and diversify its earning asset base. The Company began full-scale marketing of the Cygnet Dealer Program during the first quarter of 1997.

COMPANY DEALERSHIP OPERATIONS

     Company Dealership operations include the retail sale of used cars and the underwriting, financing, and servicing of contracts originated from such sales. The Company's total revenues from its Company Dealership operations were $125.3 million, $53.9 million, and $47.8 million ($46.6 million excluding sales at the Company Dealership in Gilbert, Arizona (the "Gilbert Dealership") which was closed at the end of 1995) for the years ended December 31, 1997, 1996, and 1995, respectively. See Note 22 to the Consolidated Financial Statements and
Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Retail Car Sales. The Company distinguishes its Company Dealership operations from those of typical Buy Here--Pay Here dealers through its network of multiple locations, upgraded facilities, large inventories of used cars, centralized purchasing, value-added marketing programs, and dedication to customer service. Company Dealerships are generally located in high visibility, high traffic commercial areas, and generally are newer and cleaner in appearance than other Buy Here--Pay Here dealers, which helps promote the Company's image as a friendly and reputable business. The Company believes that these factors, coupled with its widespread brand name recognition (achieved through extensive promotion of its duck mascot and logo), enable it to attract customers who might otherwise visit another Buy Here--Pay Here dealer.

     Company Dealerships generally maintain an average inventory of 100 to 300 used cars and feature a wide selection of makes and models (with ages generally ranging from 5 to 10 years) and a range of sale prices, all of which enables the Company to meet the tastes and budgets of a broad range of potential customers. The Company acquires its inventory from new or late-model used car dealers, used car wholesalers, used car auctions, and customer trade-ins, as well as from repossessions. In making its purchases, the Company takes into account each car's retail value and the costs of buying, reconditioning, and delivering the car for resale. After purchase, cars are delivered to the individual dealerships or reconditioning centers, where they are inspected and reconditioned for sale. The average sales price per car at Company Dealerships was $7,443, $7,107, and $6,065 for the years ended December 31, 1997, 1996, and 1995 (exclusive of sales at the Company's Gilbert Dealership), respectively. Company Dealerships use a standardized sales contract that typically provides for down payments of approximately 10.0% to 15.0% of the purchase price with the balance of the purchase price financed at fixed interest rates generally ranging from 21.0% to 29.9% over periods generally ranging from 12 to 48 months. Except for vehicles sold under the Golden Wing Program, the Company sells cars on an "as is" basis, and requires its customers to sign an agreement at the date of sale releasing the Company from any obligation with respect to vehicle-related problems that subsequently occur. The Golden Wing Program was a marketing program which the Company tested in the Arizona market from July 1997 through December 1997 when the program was terminated. Under the Golden Wing Program, customers were provided certain insurance including a limited drive train warranty, limited unemployment and disability insurance and a road side assistance program. See Part I. Item 3. "Legal Proceedings."

     Used Car Financing. The Company finances approximately 95.0% of the used cars sold at its Company Dealerships through retail installment contracts that the Company services. Subject to the discretion of its sales managers, potential customers must meet the Company's underwriting guidelines, referred to as minimum deal standards, before the Company will agree to finance the purchase of a car. The Company created these minimum deal standards to control its exposure to credit risk while providing its sales managers with sufficient flexibility to consummate sales when appropriate. In connection with each sale, customers are required to complete a credit application. Company personnel analyze and verify customer application information, which contains employment and residence histories, income information, and references, as well as the customer's personal cash flow statement (taking into account the completion of the sale), credit bureau reports, and other information regarding the customer's credit history. The Company's credit underwriting process takes into account the ability of its managers and other sales employees, who typically have extensive experience, to make sound judgments regarding the extension of credit to Sub-Prime Borrowers and to personalize financing terms to meet the needs of individual customers. For example, contract payments may be scheduled to coincide with the customer's pay days, whether weekly, biweekly, semi-monthly, or monthly. In addition, each manager makes credit approvals only after a "face-to-face" interview with the potential customer in which the manager gains firsthand information regarding the customer's financial situation, sources of income, and past credit problems. The Company believes that its customers value the expanded credit opportunities that such flexibility provides and, consequently, will pay a higher price for their cars. The Company believes that the higher prices it charges are necessary to fund the high rate of credit losses incurred as a result of financing Sub-Prime Borrowers. To the extent the Company is unable to charge such higher prices or otherwise obtain acceptable margins, its results of operations will be adversely affected. See Part II. Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Highly Competitive Industry" and "Impact of Usury Laws."

     Subsequent to each sale, all finance transactions are reviewed by the Company's portfolio manager for compliance with the Company's underwriting standards. To the extent such reviews reveal non-compliance, such non-compliance is discussed with dealership management and, where appropriate, remedial action is taken against the responsible manager.

     The Company's use of wide area and local area networks enables it to service large volumes of contracts from its centralized servicing facilities while allowing the customer the flexibility to make payments at and otherwise deal with the individual dealerships. In addition, the Company has developed comprehensive databases and sophisticated management tools, including static pool analysis, to analyze customer payment history and contract performance and to monitor underwriting effectiveness. See Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." For a discussion of certain issues relating to the Company's loan servicing and collection systems, see Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allowance for Doubtful Accounts and -- Risk Factors -- Data Processing and Technology and Year 2000."

     Advertising and Marketing. The Company's advertising campaigns generally emphasize its multiple locations, wide selection of quality used cars, and ability to provide financing to most Sub-Prime Borrowers. The Company's advertising campaign revolves around a series of radio and television commercials that feature the Company's animated duck mascot, as well as complementary billboard and print advertisements. The Company believes that its marketing approach creates brand name recognition and promotes its image as a professional, yet approachable, business, in contrast to the lack of name recognition and generally unfavorable public image of many Buy Here--Pay Here dealers.

     A primary focus of the Company's marketing strategy is its ability to finance consumers with poor credit histories. Consequently, the Company has initiated marketing programs designed to attract Sub-Prime

Borrowers, assist such customers in reestablishing their credit, reward those customers who pay on time, develop customer loyalty, and increase referral and repeat business. Among these programs are:

     - The Down Payment Back Program. This program encourages customers to make timely payments on their contracts by enabling them to receive a refund of their initial down payment (typically representing 10.0% - 15.0% of the initial purchase price of the car) at the end of the contract term if all payments have been made by the scheduled due date.

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

     - Secured Visa Card Program. Pursuant to this program, the Company arranges for qualified applicants to obtain a Visa credit card secured by a partially refundable payment of approximately $175 or $275 made by the Company to the credit card company. This program offers otherwise unqualified customers the chance to obtain the convenience of a credit card and rebuild their credit records.

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

     General Manager -- Responsibilities and Compensation. Each Company Dealership is run by a general manager who has complete responsibility for the operations of the dealership facility, including final approval of sales and contract originations, inventory maintenance, the appearance and condition of the facility, and the hiring, training, and performance of Company Dealership employees. The Company trains its managers to be contract underwriters. The Company pays its managers a base salary and allows them to earn bonuses based upon a variety of factors, including the overall performance of the contract portfolio originated. Although sales persons are paid on commission, each sale must be underwritten and approved by a manager.

THIRD PARTY DEALER OPERATIONS

     Collateralized Dealer Financing. The Company believes that many Third Party Dealers have difficulty obtaining traditional debt financing and, as a result, are forced to sell the contracts that they originate through used car sales at deep discounts in order to obtain the working capital necessary to operate their businesses. To capitalize on this opportunity, the Company initiated the Cygnet Dealer Program, pursuant to which it provides qualified Third Party Dealers (generally, dealers that meet certain minimum net worth and operating history criteria) with warehouse purchase facilities and operating credit lines primarily secured by the dealers' retail installment contract portfolios. These credit facilities are for a specified amount and are subject to various collateral coverage ratios, maximum advance rates, and performance measurements depending on the financial condition of the dealer and the quality of the contracts originated. As a condition to providing such financing, the Company requires each dealer to provide its portfolio activity to the Company on a weekly basis, and provide the Company with periodic financial statements. In addition, the Company has initiated an internal audit program whereby dealers with loan balances that exceed certain amounts will be audited by the Company's internal audit department at least semi-annually. The goal of these controls is to allow Company account officers, who oversee the operations of each dealer participating in the program, to better ensure dealer compliance with financial covenants and determine the appropriateness of continued credit extensions.

     The Company believes that the Cygnet Dealer Program fulfills the need of Third Party Dealers for debt financing to expand their businesses while enabling the Company to earn finance income at favorable rates and diversify its earning asset base. The Company began full-scale marketing of the program during the first quarter of 1997. As of December 31, 1997, the Company had lending relationships with a total of 42 Third Party Dealers.

     Contract Purchasing and Servicing. In 1994, the Company acquired Champion Financial Services, Inc., an independent automobile finance company ("Champion"), primarily for its management expertise and contract servicing software and systems. Champion had a portfolio of approximately $1.9 million in sub-prime contracts averaging approximately $2,000 in principal amount. Through its acquisition of Champion, the Company entered the Third Party Dealer financing market and, at December 31, 1997, the Company maintained 83 Third Party Dealer contract Branch Offices and had entered into contract purchasing agreements terminable at will by either party with approximately 4,000 Third Party Dealers. The Company's total revenues from its Branch Office network operations were $21.2 million, $7.8 million and $1.8 million in the years ended December 31 1997, 1996 and 1995, respectively.

     In February 1998, the Company announced its intention to close its Branch Office network and exit this line of business, focusing instead on the bulk purchasing and/or servicing of large contract portfolios and other Third Party Dealer operations in connection with the Cygnet Dealer Program. See Part I. Item
1. "Business -- Strategic Evaluation of Third Party Dealer Operations." In recent periods the Company has entered into several large servicing or bulk purchasing transactions involving Third Party Dealer contract portfolios and, in some cases, has sold or securitized these portfolios, with servicing retained. For example, in the Seminole and EZ Plan acquisitions described above in this
Item 1, the Company acquired contract portfolios of approximately $31.1 million and $24.3 million, respectively. In the Kars transaction described above in this
Item 1, the Company did not acquire the contract portfolio of Kars, but acquired its loan servicing assets and began servicing Kars retained portfolio and portfolios previously securitized by Kars, which aggregated approximately $127.3 million at December 31, 1997. In the FMAC transaction described above in this
Item 1, on the Effective Date of FMAC's Plan of Reorganization, the Company will acquire the servicing platform of FMAC and rights to service receivables with a face amount as of February 28, 1998 of approximately $438.9 million, including approximately $355.5 million of receivables previously securitized by FMAC and held in certain securitized pools (the "Securitized Pools") of FMAC. For further details concerning the Company's involvement in the FMAC bankruptcy case, see
Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Transactions Regarding First Merchants Acceptance Corporation." Similarly, in the Reliance transaction described above in this Item 1, the Servicing Agreement entered into between the Company and Reliance, subject to Bankruptcy Court approval, would allow the Company to service certain receivables of Reliance aggregating approximately $213.9 million as of December 31, 1997. The Company plans to continue to seek out new opportunities for large servicing and/or bulk purchasing transactions.

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

     To facilitate its ability to force place mandated insurance coverage, the Company has contracted with American Bankers Insurance Group ("ABIG"), a licensed property, casualty, and life insurance company. Through its subsidiary, Drake Insurance Agency, Inc., which acts as agent for ABIG, the Company places casualty insurance policies issued by ABIG with Third Party Dealer Branch Office customers. These policies provide for a maximum payment on a claim equal to the current contract principal balance. ABIG, in turn, reinsures the policies it issues with Drake Property & Casualty Insurance Company, one of the Company's Turks and Caicos Islands-chartered and licensed reinsurance subsidiaries. Under the terms of its relationship with ABIG, the Company earns commissions on each policy issued by ABIG (which may mitigate any credit loss the Company suffers in the event of an otherwise uninsured casualty), while ABIG administers all accounts and claims and is responsible for regulatory compliance. As of December 31, 1997, the Company had placed casualty insurance policies with approximately 1,000 customers.

MONITORING AND COLLECTIONS

     One of the Company's goals is to minimize credit losses through close monitoring of contracts in its portfolio. Relating to this, upon the origination or purchase of a contract, Company personnel enter all terms of the contract into the Company's computer systems. The Company's monitoring and collections staff then utilize the Company's collections software to monitor the performance of the contracts. The Company currently services its loan portfolios on loan servicing and collection data processing systems on various platforms. See Part
II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Data Processing and Technology and Year 2000."

     The collections software provides the Company with, among other things, up-to-date activity reports, allowing immediate identification of customers whose accounts have become past due. In accordance with Company policy, collections personnel contact a customer with a past due account within three days of delinquency (or in the case of first payment delinquencies, within one day) to inquire as to the reasons for such delinquency and to suggest ways in which the customer can resolve the underlying problem, thereby enabling the customer to continue making payments and retain the car. The Company's early detection of a customer's delinquent status, as well as its commitment to working with its customers, allows it to identify and address payment problems quickly, thereby reducing the amount of its credit loss. See Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allowance for Credit Losses."

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

COMPETITION

     Although the used car industry has historically been highly fragmented, it has attracted significant attention recently from a number of large companies, including AutoNation, U.S.A. and Driver's Mart, which have entered the used car sales business or announced plans to develop large used car sales operations. Many franchised automobile dealers have increased their focus on the used car market as well. The Company believes that these companies are attracted by the relatively high gross margins that can be achieved in this market as well as the industry's lack of consolidation. Many of these companies and franchised dealers have significantly greater financial, marketing, and other resources than the Company. However, none of these companies have indicated an intention to focus on the Buy Here-Pay Here segment of the market.

     The Company's primary competition for its Company Dealerships are the numerous independent Buy Here-Pay Here dealers that sell and finance sales of used cars to Sub-Prime Borrowers. The Company distinguishes its direct sales and financing operations from those of typical Buy Here-Pay Here dealers by providing multiple locations, upgraded facilities, large inventories of used automobiles, centralized purchasing on a regional basis, value-added marketing programs, and dedication to customer service. In addition, the Company has developed flexible underwriting guidelines and techniques to facilitate rapid credit decisions, as well as an integrated, technology-based corporate infrastructure that enables the Company to monitor and service large volumes of contracts.

     The sub-prime segment of the used car financing business is also highly fragmented and very competitive. In recent years, several consumer finance companies have completed public offerings in order to raise the capital necessary to fund expansion and support increased purchases of used car retail installment contracts. These companies have increased the competition for the purchase of contracts, in many cases purchasing contracts at prices which the Company believes are not commensurate with the associated risk. In addition, there are numerous financial services companies serving, or capable of serving, this market. While traditional financial institutions, such as commercial banks, savings and loans, credit unions, and captive finance companies of major automobile manufacturers, have not consistently serviced Sub-Prime Borrowers, the high rates of return earned by companies involved in sub-prime financing have encouraged certain of these traditional institutions to enter, or contemplate entering, this market. Increased competition may cause downward pressure on the interest rate the Company charges on contracts originated by its Company Dealerships or cause the Company to reduce or eliminate the nonrefundable acquisition discount on bulk purchases of contracts it purchases. Such events would have a material adverse affect on the Company. Similarly, increased competition may be a possible reason for a Company sale or spin-off of certain of its business segments, including its Third Party Dealer operations. See Part I. Item 1. "Business- Strategic Evaluation of Third Party Dealer Operations."

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

     The Company typically charges fixed interest rates significantly in excess of traditional finance companies on the contracts originated at its Company Dealerships and on the Third Party Dealer contracts it purchases. Historically, a significant portion of the Company's used car sales activities were conducted in, and a significant portion of the contracts the Company services were originated in Arizona, which does not impose limits on the interest rate that a lender may charge. However, the Company has expanded, and will continue to expand, its operations into states that impose usury limits, such as Florida and Texas. The Company attempts to mitigate these rate restrictions by attempting to obtain higher sales prices on the cars it sells, and by purchasing contracts originated in these states at a higher discount.

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

EMPLOYEES

     At December 31, 1997, the Company employed approximately 2,300 persons. None of the Company's employees are covered by a collective bargaining agreement.

SEASONALITY

     Historically, the Company has experienced higher same store revenues in the first two quarters of the year than in the latter half of the year. The Company believes that these results are due to seasonal buying patterns resulting in part from the fact that many of its customers receive income tax refunds during the first half of the year, which are a primary source of down payments on used car purchases.

                              ITEM 2 -- PROPERTIES

     As of December 31, 1997, the Company owned the property on which eight of its dealerships, two of its collection facilities, and three of its reconditioning facilities are located. In addition, the Company leased 126 other facilities, of which 83 were Branch Office locations that the Company closed in 1997 or plans on closing in 1998. The Company's corporate headquarters is located in approximately 30,000 square feet of leased space in Phoenix, Arizona.

                          ITEM 3 -- LEGAL PROCEEDINGS

     Except for vehicles sold under the Golden Wing Program, the Company sells its cars on an "as is" basis, and requires all customers to sign an agreement on the date of sale pursuant to which the Company disclaims any obligation for vehicle-related problems that subsequently occur. Although the Company believes that such disclaimers are enforceable under applicable law, there can be no assurance that they will be upheld in every instance. Despite obtaining these disclaimers, the Company, in the ordinary course of business, receives complaints from customers relating to such vehicle-related problems as well as alleged violations of federal and state consumer lending or other similar laws and regulations. While most of these complaints are made directly to the Company or to various consumer protection organizations and are subsequently resolved, the Company is named occasionally as a defendant in civil suits filed by customers in state, local, or small claims courts. There can be no assurance that the Company will not be a target of similar claims in the future. Although the amount of the ultimate exposure of the above, if any, cannot be determined at this time, the Company, based on the advice of counsel, does not expect the final outcome to have a material adverse effect on its financial position.

         ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

         ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES
                        AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq Stock Market under the symbol "UGLY." The Company's initial public offering was effected on June 17, 1996. The high and low closing sales prices of the Common Stock, as reported by Nasdaq since that date are reported below.

                                                                MARKET PRICE
                                                              ----------------
                                                               HIGH      LOW
                                                              ------    ------
FISCAL YEAR 1996:
Second Quarter (from June 18, 1996).........................  $10.00    $ 8.50
Third Quarter...............................................  $15.50    $ 8.13
Fourth Quarter..............................................  $21.63    $13.00
FISCAL YEAR 1997:
First Quarter...............................................  $25.75    $16.25
Second Quarter..............................................  $18.06    $13.13
Third Quarter...............................................  $17.00    $12.50
Fourth Quarter..............................................  $16.75    $ 7.69
FISCAL YEAR 1998:
First Quarter (through March 22, 1998)......................  $10.88    $ 6.31

     On March 26, 1998 there were approximately 200 record owners of the Company's Common Stock. The Company estimates that as of such date there were approximately 3,200 beneficial owners of the Company's Common Stock.

     Dividend Policy. The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. It is the current policy of the Company's Board of Directors to retain any earnings to finance the operation and expansion of the Company's business. In addition, the terms of certain of the Company's credit agreements from time to time may restrict the Company's ability to pay dividends. In this regard, the revolving facility agreement (the "Revolving Facility") with General Electric Capital Corporation ("GE Capital") prevents the Company from declaring or paying dividends in excess of 15.0% of each year's net earnings available for distribution. See Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Revolving Facility."

     Reincorporation. On April 24, 1996, the Company reincorporated from Arizona to Delaware by way of a merger in which the Company, an Arizona corporation, merged with and into a newly created Delaware subsidiary of the Company. In the merger, each share of the Arizona corporation's issued and outstanding common stock was exchanged for 1.16 shares of the Delaware corporation's common stock and each option to purchase shares of the Arizona corporation's common stock was exchanged for 1.16 options to purchase shares of the Delaware corporation's common stock. All share figures set forth herein give effect to this exchange ratio.

     Warrant Issuances. In connection with the Company's initial public offering, the Company issued warrants to Cruttenden Roth Incorporated to purchase 170,000 shares of Common Stock at an exercise price per share of $9.45 at any time through June 21, 2001. The warrants were issued in exchange for $1,700 pursuant to an Underwriting Agreement between the Company and Cruttenden Roth, as the representative of the several underwriters in the initial public offering, and pursuant to a Representative's Warrant Agreement between the Company and Cruttenden Roth.

     In connection with the FMAC transaction, in August 1997, the Company issued Bank Group Warrants to members of the FMAC bank group to purchase 389,800 shares of Common Stock at an exercise price per share of $20.00, and on the Effective Date of FMAC's Plan of Reorganization, the Company will issue FMAC Warrants to FMAC to purchase 325,000 shares of Common Stock at an exercise price per share of $20.00.

See Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources -- Transactions Regarding First Merchants Acceptance Corporation."

     In February 1998, in connection with the Company's execution of a senior subordinated debt agreement, the Company issued warrants to the lenders to purchase 500,000 shares of Common Stock at an exercise price per share of $10.00. See Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Subordinated Debt Conversion. In connection with the Company's initial public offering, on June 21, 1996, SunAmerica Life Insurance Company ("SunAmerica") converted $3,000,000 of subordinated debt into Common Stock (444,444 shares at the initial public offering price of $6.75 per share) in accordance with the terms of a Convertible Note, dated as of August 31, 1995. In addition, in partial consideration for SunAmerica's agreement to convert the Convertible Note, the Company issued warrants to SunAmerica on June 21, 1996, to purchase 121,023, as adjusted, shares of Common Stock at an exercise price per share of $6.75 at any time through June 21, 2006.

     Private Placement. On February 13, 1997, the Company sold 5,075,500 shares of Common Stock to approximately 115 institutional purchasers for an aggregate purchase price of approximately $94.5 million. Friedman, Billings, Ramsey & Co., Inc. acted as placement agent in the transaction. The total proceeds to the Company, net of discounts and commissions, was approximately $89.8 million before deducting offering expenses.

     Potential Issuance of Dilutive Securities. In connection with the confirmed FMAC Plan of Reorganization, and assuming that the Effective Date has occurred, the Company has the right to issue up to 5,000,000 shares of its Common Stock ("Stock Option Shares") to FMAC in lieu of making cash distributions otherwise payable to FMAC from proceeds of certain residual interests in securities held by FMAC or its subsidiaries. Should the Company make such an election, it would issue all or a portion of the Stock Option Shares for 98% of the average of the closing prices of the Company's Common Stock for the ten trading days prior to the date of issuance and would thereafter retain the cash distributions collected from such residual interests. See Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources -- Transactions Regarding First Merchants Acceptance Corporation." Such an issuance could prove to be dilutive for the Company's then existing stockholders.

     For a description of certain debt issuances during the first quarter of 1998, see Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Securities Act Compliance. Exemption from registration for the reincorporation, the warrant issuances, the subordinated debt conversions, the first quarter debt issuances, and the private placement was claimed pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), regarding transactions by an issuer not involving any public offering and/or pursuant to Rule 145 under the Securities Act regarding transactions the sole purpose of which is to change an issuer's domicile solely within the United States. The issuance of the FMAC Warrants and underlying Common Stock or the distribution or resale thereof by FMAC and the issuance of Stock Option Shares or the distribution or resale thereof by FMAC have been registered by the Company under the Securities Act.

FACTORS THAT MAY AFFECT FUTURE STOCK PERFORMANCE

     The performance of the Company's Common Stock is dependent upon numerous factors including those set forth below and in Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

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

     Potential Anti-Takeover Effect of Preferred Stock. The Company's Certificate of Incorporation authorizes the Company to issue "blank check" Preferred Stock, the designation, number, voting powers, preferences, and rights of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors has the authority, without stockholder approval, to issue Preferred Stock with dividend, conversion, redemption, liquidation, sinking fund, voting, and other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. The Preferred Stock could be utilized, under certain circumstances, to discourage, delay, or prevent a merger, tender offer, or change in control of the Company that a stockholder might consider to be in its best interests. Although the Company has no present intention of issuing any shares of its authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

     Shares Eligible for Future Sale. Approximately 5,432,000 shares of Common Stock outstanding as of March 26, 1998 were "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, if one year has elapsed since the later of the date of acquisition of restricted shares from an issuer or an affiliate of an issuer, the acquiror or subsequent holder is entitled to sell in the open market, within any three-month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of the same class or the average weekly trading volume during the four calendar weeks preceding the filing of the required notice of sale. (A person who has not been an affiliate of the Company for at least the three months immediately preceding the sale and who has beneficially owned shares of Common Stock as described above for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.) Of the "restricted securities" outstanding at March 26, 1998, substantially all of these shares have either been held for the one-year holding period required under Rule 144 or were subsequently registered for resale under the Securities Act. No predictions can be made with respect to the effect, if any, that sales of Common Stock in the market or the availability of shares of Common Stock for sale under Rule 144 will have on the market price of Common Stock prevailing from time to time. Nevertheless, the possibility that substantial amounts of Common Stock may be sold in the public market may adversely affect prevailing market prices for the Common Stock. In addition, the Company has issued a substantial number of warrants as discussed above in this
Item 5, which warrants and/or Common Stock underlying such warrants have or may be registered by the Company under the Securities Act for resale by the holders thereof, and may issue the FMAC Warrants, Reliance Warrants and the Stock Option Shares and/or other warrants and shares of Common Stock in the future, all of which may further dilute the Company's equity and could adversely affect the market and price for the Common Stock.

     Possible Volatility of Stock Price. The market price of the Common Stock could be subject to significant fluctuations in response to such factors as, among others, variations in the anticipated or actual results of operations of the Company or other companies in the used car sales and finance industry, general trends in the industry, changes in conditions affecting the economy generally, analyst reports, and other factors.

                 ITEM 6 -- SELECTED CONSOLIDATED FINANCIAL DATA
              (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

     The following table sets forth selected historical consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1997. The selected annual historical consolidated financial data for 1997, 1996, 1995, 1994, and 1993 are derived from the Company's Consolidated Financial Statements audited by KPMG Peat Marwick LLP, independent certified public accountants. For additional information, see the Consolidated Financial Statements of the Company included elsewhere in this report. The following table should be read in conjunction with Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                      YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                         1997        1996        1995        1994       1993
                                       --------    --------    --------    --------    -------
STATEMENT OF OPERATIONS DATA:
Sales of Used Cars...................  $123,814    $ 53,768    $ 47,824    $ 27,768    $13,969
Less:
  Cost of Used Cars Sold.............    66,509      29,890      27,964      12,577      6,089
  Provision for Credit Losses........    24,075       9,811       8,359       8,140      3,292
                                       --------    --------    --------    --------    -------
                                         33,230      14,067      11,501       7,051      4,588
                                       --------    --------    --------    --------    -------
Interest Income......................    34,384      15,856      10,071       5,449      1,629
Gain on Sale of Loans................    21,713       4,434          --          --         --
Servicing Income.....................     7,230         921          --          --         --
Other Income.........................     3,977         650         308         556        879
                                       --------    --------    --------    --------    -------
                                         67,304      21,861      10,379       6,005      2,508
                                       --------    --------    --------    --------    -------
Income before Operating Expenses.....   100,534      35,928      21,880      13,056      7,096
Operating Expenses:
  Selling and Marketing..............    10,567       3,585       3,856       2,402      1,293
  General and Administrative.........    65,000      19,538      14,726       9,141      3,625
  Depreciation and Amortization......     3,683       1,577       1,314         777        557
                                       --------    --------    --------    --------    -------
                                         79,250      24,700      19,896      12,320      5,475
                                       --------    --------    --------    --------    -------
Income before Interest Expense.......    21,284      11,228       1,984         736      1,621
Interest Expense.....................     5,260       5,262       5,956       3,037        893
                                       --------    --------    --------    --------    -------
Earnings (Loss) before Income
  Taxes..............................    16,024       5,966      (3,972)     (2,301)       728
Income Taxes (Benefit)...............     6,579         100          --        (334)        30
                                       --------    --------    --------    --------    -------
Net Earnings (Loss)..................  $  9,445    $  5,866    $ (3,972)   $ (1,967)   $   698
                                       ========    ========    ========    ========    =======
Basic Earnings (Loss) per Share......  $   0.53    $   0.63    $  (0.72)   $  (0.35)   $  0.14
                                       ========    ========    ========    ========    =======
Diluted Earnings (Loss) per Share....  $   0.52    $   0.60    $  (0.72)   $  (0.35)   $  0.14
                                       ========    ========    ========    ========    =======
Basic Shares.........................    17,832       7,887       5,522       5,584      5,011
                                       ========    ========    ========    ========    =======
Diluted Shares.......................    18,234       8,298       5,522       5,584      5,011
                                       ========    ========    ========    ========    =======
BALANCE SHEET DATA:
Cash and Cash Equivalents............  $  3,537    $ 18,455    $  1,419    $    168    $    79
Finance Receivables, Net.............   123,093      60,952      40,726      15,858      7,089
Total Assets.........................   279,054     118,083      60,790      29,711     11,936
Subordinated Notes Payable...........    12,000      14,000      14,553      18,291      8,941
Total Debt...........................    77,171      26,904      49,754      28,233      9,380
Preferred Stock......................        --          --      10,000          --         --
Common Stock.........................   172,622      82,612         127          77          1
Total Stockholders' Equity
  (Deficit)..........................   181,774      82,319       4,884      (1,194)       697
Principal Balances Serviced:
  Dealership Sales Portfolio.........    55,965       7,068      34,226      19,881      9,588
  Third Party Dealer Portfolio.......    29,965      51,213      13,805       1,620         --
  Portfolio Securitized with
     Servicing Retained..............   238,025      51,663          --          --         --
Servicing on Behalf of Others........   127,322          --          --          --         --
                                       --------    --------    --------    --------    -------
          Total Serviced
            Portfolios...............  $451,277    $109,944    $ 48,031    $ 21,501    $ 9,588
                                       ========    ========    ========    ========    =======

                                                      YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                         1997        1996        1995        1994       1993
                                       --------    --------    --------    --------    -------
DEALERSHIP OPERATING DATA
  (UNAUDITED):
Average Sales Price per Car..........  $  7,443    $  7,107    $  6,478    $  5,269    $ 4,159
Number of Used Cars Sold.............    16,636       7,565       7,383       5,270      3,359
Company Dealerships..................        41           8           8           8          5
Number of Contracts Originated.......    16,001       6,929       6,129       4,731      3,093
Principal Balances Originated
  (000 Omitted)......................  $116,830    $ 48,996    $ 36,568    $ 23,589    $12,984
Retained Portfolio:
Number of Contracts Outstanding......     7,993       1,045       8,049       5,515      2,929
Allowance as % of Outstanding
  Principal..........................     18.5%       23.0%       21.9%       30.4%      30.0%
Average Principal Balance
  Outstanding........................  $  7,002    $  6,764    $  4,252    $  3,605    $ 3,273
Average Yield on Contracts...........     26.7%       29.2%       28.0%       28.2%      26.4%
Delinquencies -- Retained Portfolio:
Principal Balances 31 to 60 Days.....      2.2%        2.3%        4.2%        5.1%      10.5%
Principal Balances over 60 Days......      0.6%        0.6%        1.1%        1.3%      15.0%
THIRD PARTY OPERATING DATA
  (UNAUDITED)(1):
Number of Contracts Purchased........    37,645       9,825       3,012       1,423         --
Principal Balances Purchased
  (000 Omitted)......................  $209,773    $ 56,770    $ 16,455    $  3,607    $    --
Number of Branch Offices.............        83          35           8           1         --
Number of Third Party Dealers........     4,000       1,400         118          20         --
Retained Portfolio:
Number of Contracts Outstanding......     5,845      10,900       2,733         726         --
Allowance as % of Outstanding
  Principal..........................     12.0%       12.7%        7.2%        9.8%         --
Average Principal Balance
  Outstanding........................  $  5,127    $  5,252    $  5,051    $  2,232    $    --
Average Yield on Contracts...........     23.5%       25.8%       26.7%       30.9%         --
Delinquencies -- Retained Portfolio:
Principal Balances 31 to 60 days.....      1.5%        3.1%        1.2%        6.0%         --
Principal Balances over 60 days......      2.3%        1.1%        0.4%        2.6%         --
Per Branch Office Contract Purchased:
Average Discount.....................  $    706    $    660    $    551    $    504    $    --
Average Percent Discount.............     12.3%       11.4%       10.1%       12.5%         --

---------------
(1) The Company recently determined to close its network of Branch Offices and exit this line of business. The Company will continue to focus on the bulk purchasing and/or servicing of large contract portfolios and other Third Party Dealer operations. See Part I. Item 1. "Business -- Strategic Evaluation of Third Party Dealer Operations."

               ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This report contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. The following disclosures, as well as other statements in this Report on Form 10-K, including those contained below in Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II. Item 5. "Market for the Registrant's Common Equity Securities and Related Stockholders Matters," and in the Notes to the Company's Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

INTRODUCTION

     General. The Company operates the largest publicly-held chain of Buy Here-Pay Here used car dealerships in the United States and underwrites, finances and services retail installment contracts generated from the sale of used cars by its Company Dealerships and by Third Party Dealers located in selected markets throughout the country. As part of its financing activities, the Company has initiated its Cygnet Dealer Program, pursuant to which the Company provides qualified independent used car dealers with warehouse purchase facilities and operating credit lines primarily secured by the dealers' retail installment contract portfolio. In addition, the Company purchases loan portfolios in bulk and services loan portfolios on behalf of third parties. The Company targets its products and services to the sub-prime segment of the automobile financing industry, which focuses on selling and financing the sale of used cars to Sub-Prime Borrowers.

     The Company commenced its used car sales and finance operations with the acquisition of two Company Dealerships in 1992. During 1993, the Company acquired three additional Company Dealerships. In 1994, the Company constructed and opened four new Company Dealerships that were built specifically to meet the Company's new standards of appearance, reconditioning capabilities, size, and location. During 1994, the Company closed one Company Dealership because the facility failed to satisfy these new standards and, at the end of 1995, closed its Gilbert Dealership. In July 1996, the Company opened an additional dealership in Arizona. In January 1997, the Company acquired selected assets of a group of companies engaged in the business of selling and financing used motor vehicles, including four dealerships located in the Tampa Bay/St. Petersburg market (Seminole). In March 1997, the Company opened its first used car dealership in the Las Vegas market. In April 1997, the Company acquired selected assets of a company in the business of selling and financing used motor vehicles, including seven dealerships located in the San Antonio market (EZ
Plan). In August 1997, the Company closed a dealership in Prescott, Arizona which was opened in July 1996. In September 1997, the Company acquired selected assets of a company in the business of selling used motor vehicles, including six dealerships in the Los Angeles market, two in the Miami market, two in the Atlanta market and two in the Dallas market (Kars). In addition, the Company opened two additional dealerships in the Albuquerque market and three additional dealerships in the Phoenix market, one additional dealership in the Tampa/St. Petersburg market, and four additional dealerships in the Atlanta market during 1997. The Company operated 41 and 8 dealerships at December 31, 1997 and 1996, respectively.

     For substantially all of 1995, the Gilbert Dealership was used by the Company to evaluate the sale of later model used cars. These cars had an average age of approximately three years, which is two to seven years newer than the cars typically sold at Company Dealerships, and cost more than twice that of typical Company Dealership cars. The Company determined that its standard financing program could not be implemented on these higher cost cars. Furthermore, operation of this dealership required additional corporate infrastructure to support its market niche, such as distinct advertising and marketing programs, which the Company was unable to leverage across its other operations. Accordingly, the Company terminated this program, and sold the land, dealership building, and other improvements to a third party for $1.7 million. Pursuant to this sale and the disposition of other assets, the Company recognized a loss of approximately $221,000. During fiscal year 1995, the Gilbert Dealership produced sales of $9.5 million (average of $8,946 per car sold) and gross profits (Sales of Used Cars less Cost of Used Cars Sold) of $2.2 million (average of $2,060 per car sold), and the Company incurred selling and marketing expenses of $627,000 (average of $593 per car sold). The results of operations discussed below have been adjusted as if the Gilbert Dealership had been terminated as of December 31, 1994, as management believes these pro forma results are more indicative of ongoing operations. Accordingly, 1995 amounts followed by "(pro forma)" have been adjusted to eliminate Gilbert Dealership operations. For the Company's actual 1995 results, including the Gilbert Dealership, see Part
II. Item 6. "Selected Consolidated Financial Data" and Part II. Item 8. "Consolidated Financial Statements and Supplementary Data."

     In 1996 the Company completed an initial public offering and a secondary offering in which it sold common stock for a total of $82.3 million. In February 1997, the Company completed a private placement of common stock for a total of $88.7 million, net of expenses. The registration of the resale of the shares sold in the private placement became effective in April 1997.

     Restructuring of Third Party Dealer Operations. In 1994, the Company acquired Champion Financial Services, Inc., an independent automobile finance company. In April 1995, the Company initiated an aggressive plan to expand the number of contracts purchased from its Third Party Dealer Branch Office network. The Company operated 83 and 22 Branch Offices at December 31, 1997 and 1996, respectively. In February 1998, the Company announced its intention to close its Branch Office network, exit this line of business, and record a pre-tax restructuring charge of $6.0 million to $10.0 million in the first quarter of 1998. The restructuring is expected to be complete by the end of the first quarter of 1998 and include the termination of approximately 400 to 450 employees, substantially all of whom are employed at the Company's 76 Branch Offices that were in place on the date of the announcement. Following the Branch Office closures, the Company will focus instead on the bulk purchasing and/or servicing of large contract portfolios and other Third Party Dealer operations. The Company believes bulk purchase and large servicing transactions are more efficient methods of purchasing or obtaining servicing rights to sub-prime automobile contracts. In this regard, the Company has effected certain transactions with FMAC and may also acquire significant servicing and other rights from FMAC on the Effective Date of FMAC's Plan of Reorganization, and has entered into a Servicing Agreement in the Reliance bankruptcy case that, subject to Bankruptcy Court approval, will allow the Company to obtain additional servicing rights. See Part I. Item 1. "Business -- Third Party Dealer
Operations -- Contract Purchasing and Servicing," and "Transactions Regarding First Merchants Acceptance Corporation" below in this Item 7.

     The Company is in the process of expanding its Cygnet Dealer Program pursuant to which the Company provides Third Party Dealers with warehouse purchase facilities and operating credit lines primarily secured by the dealers' retail installment contract portfolios and inventory. The Company is currently evaluating strategic alternatives for its remaining Third Party Dealer operations including the potential sale or spin-off to third parties or shareholders of its third party bulk purchasing and servicing operations, Cygnet Dealer Program, insurance operations, and related portfolios.

     The following discussion and analysis provides information regarding the Company's consolidated financial position as of December 31, 1997 and 1996, and its results of operations for the years ended December 31, 1997, 1996, and 1995.

     Growth in Finance Receivables. As a result of the Company's rapid expansion, contract receivables serviced increased by 310.6% to $451.3 million at December 31, 1997 (including $238.0 million in contracts serviced under the Company's Securitization Program and $127.3 million serviced on behalf of others) from $109.9 million at December 31, 1996 (including $51.7 million in contracts serviced under the Company's Securitization Program).

     The following tables reflect the growth in period end balances measured in terms of the principal amount and the number of contracts.

TOTAL CONTRACTS OUTSTANDING:
(IN THOUSANDS, EXCEPT NUMBER OF CONTRACTS)

                                                                     DECEMBER 31,
                                                   ------------------------------------------------
                                                            1997                      1996
                                                   ----------------------    ----------------------
                                                   PRINCIPAL     NO. OF      PRINCIPAL     NO. OF
                                                    AMOUNT      CONTRACTS     AMOUNT      CONTRACTS
                                                   ---------    ---------    ---------    ---------
Company Dealerships..............................  $139,814      26,667      $ 49,066       9,615
Third Party Dealers..............................   184,141      37,747        60,878      12,942
                                                   --------      ------      --------      ------
Total Portfolio Managed..........................   323,955      64,414       109,944      22,557
                                                   --------      ------      --------      ------
Less Portfolios Securitized and Sold:
  Company Dealerships............................    83,849      18,674        41,998       8,570
  Third Party Dealers............................   154,176      31,902         9,665       2,042
                                                   --------      ------      --------      ------
          Total Portfolios Securitized and
            Sold.................................   238,025      50,576        51,663      10,612
                                                   --------      ------      --------      ------
Company Total....................................  $ 85,930      13,838      $ 58,281      11,945
                                                   ========      ======      ========      ======

     In addition to the Company Dealership and Third Party Dealer loan portfolios summarized above, the Company also serviced loan portfolios totaling approximately $127.3 million on behalf of third parties as of December 31, 1997.

     The following tables reflect the growth in contract originations by Company Dealerships and contract purchases from Third Party Dealers measured in terms of the principal amount and the number of contracts.

TOTAL CONTRACTS ORIGINATED/PURCHASED
(IN THOUSANDS, EXCEPT NUMBER OF CONTRACTS AND AVERAGE PRINCIPAL)

                                                               YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------
                                                       1997                                1996
                                         ---------------------------------   ---------------------------------
                                         PRINCIPAL    NO. OF      AVERAGE    PRINCIPAL    NO. OF      AVERAGE
                                          AMOUNT     CONTRACTS   PRINCIPAL    AMOUNT     CONTRACTS   PRINCIPAL
                                         ---------   ---------   ---------   ---------   ---------   ---------
Company Dealerships....................  $172,230     29,251      $5,888     $ 48,996      6,929      $7,071
Third Party Dealers....................   209,773     37,645       5,572       56,770      9,825       5,778
                                         --------     ------      ------     --------     ------      ------
          Total........................  $382,003     66,896      $5,710     $105,766     16,754      $6,313
                                         ========     ======      ======     ========     ======      ======

     For the year ended December 31, 1997, Finance Receivable Principal Balances originated/purchased increased by 261.1% to $382.0 million, including $55.4 million from the Seminole and EZ Plan acquisitions (approximately 13,250 contracts), from $105.8 million in the year ended December 31, 1996.

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

  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

     Sales of Used Cars. Sales of Used Cars increased by 130.3% to $123.8 million for the year ended December 31, 1997 from $53.8 million for the year ended December 31, 1996 which was a 40.1% increase from $38.4 million (pro forma) for the year ended December 31, 1995. This growth reflects increases in the number of used car dealerships in operation and the average unit sales price. Units sold increased by 119.9% to 16,636 units in the year ended December 31, 1997 from 7,565 units in the year ended December 31, 1996 compared to an increase of 8.8% from 1995 units sold of 6,956 (pro forma). Net same store unit sales declined by 11.6% in the year ended December 31, 1997 compared to the year ended December 31, 1996. The Company believes that this is due to the increased emphasis on underwriting at the Company Dealerships, particularly at one dealership where unit sales decreased by 742 units, which represents 85.0% of the net decrease for the year ended December 31, 1997. Net same store unit sales increased by 4.6% (pro forma) in the year ended December 31, 1996 compared to the year ended December 31, 1995.

     The average sales price per car increased by 4.7% to $7,443 for the year ended December 31, 1997 from $7,107 for the year ended December 31, 1996 compared to a 17.2% increase in the year ended December 31, 1996 from $6,065 (pro forma) in 1995.

     Cost of Used Cars Sold and Gross Margin. The Cost of Used Cars Sold increased by 122.5% to $66.5 million for the year ended December 31, 1997 from $29.9 million for the year ended December 31, 1996, which was an increase of 44.4% from $20.7 million (pro forma) for the year ended December 31, 1995. On a per unit basis, the Cost of Used Cars Sold increased by 1.2% to $3,998 for the year ended December 31, 1997 from $3,951 for the year ended December 31, 1996, which was an increase of 20.8% from $3,270 (pro forma) for the year ended December 31, 1995. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) increased by 140.0% to $57.3 million for the year ended December 31, 1997 from $23.9 million for the year ended December 31, 1996, which was an increase of 35.0% from $17.7 million (pro forma) for the year ended December 31, 1995. As a percentage of sales, the gross margin was 46.3%, 44.4% , and 46.1% (pro forma) for the years ended December 31, 1997, 1996, and 1995, respectively. On a per unit basis, the gross margin per car sold was $3,445, $3,156, and $2,795 (pro forma) for the years ended December 31, 1997, 1996, and 1995, respectively. The Company believes that the increase in gross margin per unit sold is consistent with the Company's strategy of attempting to obtain higher retail sales prices in markets with interest rate limitations.

     Provision for Credit Losses. The Provision for Credit Losses increased by 145.4% to $24.1 million in the year ended December 31, 1997 from $9.8 million for the year ended December 31,1996 compared to 25.6% from $7.8 million (pro forma) in 1995. This includes an increase of $877,000 in the Provision for Credit Losses in the year ended December 31, 1997 for Branch Office third party receivables and $691,000 in Provision for Credit Losses for the Cygnet Dealer Program over the year ended December 31,1996. For 1996, the Company recorded $153,000 in Provision for Credit losses for Branch Office third party receivables. The Company recorded no Provision for Credit Losses for the third party receivables in 1995. On a percentage basis, the Provision for Credit Losses per unit originated at Company Dealerships increased by 6.3% to $1,505 per unit in the year ended December 31, 1997 from $1,416 per unit in the year ended December 31, 1996 compared to an increase of 3.1% from $1,239 (pro forma) per unit in 1995. This increase is primarily due to an increase in the average amount financed in the years ended December 31, 1997, 1996, and 1995, respectively, to $7,301 per unit in the year ended December 31, 1997 from $7,071 per unit in the year ended December 31, 1996 and $5,966 per unit in the year ended December 31, 1995. As a percentage of Company Dealership contract balances originated, the Provision for Credit Losses averaged 19.1%, 19.7%, and 22.8% (pro forma), for the years ended December 31, 1997, 1996, and 1995, respectively.

     Interest Income. Interest Income consists primarily of interest on finance receivables from Company Dealership sales, interest on Third Party Dealer finance receivables, income from Residuals in Finance Receivables Sold, income from the Cygnet Dealer Program, and other interest income from the FMAC Senior Bank Debt and Debtor In Possession Loans.

     Company Dealership Sales -- Interest Income from this category increased by 49.7% to $12.6 million for the year ended December 31, 1997 from $8.4 million for the year ended December 31, 1996, which increased by 2.4% from $8.2 million in the year ended December 31, 1995. Interest Income during the years ended December 31, 1997 and 1996 was adversely affected by the sale of finance receivables pursuant to the Securitization Program, and will continue to be affected in future periods by additional securitizations. A primary element of the Company's sales strategy is to provide financing to customers with poor credit histories who are unable to obtain automobile financing through traditional sources. The Company financed 94.4% of sales revenue and 96.2% of the used cars sold at Company Dealerships for the year ended December 31, 1997 compared to 91.1% of sales revenue and 91.6% of the used cars sold at Company Dealerships for the year ended December 31, 1996, and 89.7% (pro forma) of sales revenue and 91.2% (pro forma) of the used cars sold for the year ended December 31, 1995. The average amount financed increased to $7,301 for the year ended December 31, 1997 from $7,071 for the year ended December 31, 1996, which had increased from $5,966 for the year ended December 31, 1995. As a result of its expansion into markets with interest rate limits, the Company's yield on its Company Dealership receivable contract portfolio has trended downward. The average effective yield on finance receivables from Company Dealerships was approximately 26.7%, 29.2%, and 28.0% for the years ended December 31, 1997, 1996, and 1995, respectively. The Company's policy is to charge 29.9% per annum on its Company Dealership contracts. However, in those states that impose usury limits the Company charges the maximum interest rate permitted.

     Third Party Dealers -- Interest Income from this category increased by 97.7% to $14.4 million for the year ended December 31, 1997 from $7.3 million in 1996, which was an increase of 305.6% from $1.8 million in 1995. Interest Income during the years ended December 31, 1997 and 1996 was adversely affected by the sale of finance receivables pursuant to the Securitization Program, and will continue to be affected in future periods by additional securitizations. Interest Income has increased in conjunction with the increases in Third Party Dealer contracts purchased and outstanding. However, as a result of expansion into markets with interest rate limits, the Company's yield on its Third Party Dealer contract portfolio has trended downward. The average effective yield was approximately 23.5%, 25.8%, and 26.7% for the years ended December 31, 1997, 1996, and 1995, respectively. The Company operated 83, 35 and 8 branch office(s) at December 31, 1997, 1996, and 1995, respectively. In February 1998, the Company announced its intention to close its Branch Office network and exit this line of business. See Part I. Item 1. "Business -- Strategic Evaluation of Third Party Dealer Operations."

     Cygnet Dealer Program and Other Interest Income. Interest Income from this category increased by 100.0% to $7.4 million for the year ended December 31, 1997. This income consisted of $3.7 million in Interest Income from the Cygnet Dealer Program and $3.8 million in Interest Income from the aforementioned FMAC Senior Bank Debt transaction and related DIP loans which occurred during the last half of 1997. There were no material Cygnet Dealer Program operations prior to 1997.

     Gain on Sale of Finance Receivables. Champion Receivables Corporation ("CRC") and Champion Receivables Corporation II ("CRC II") (collectively referred to as the "Securitization Subsidiaries"), are the Company's wholly owned special purpose "bankruptcy remote" entities. During the first quarter of 1996, the Company initiated a Securitization Program under which CRC sold securities backed by contracts to SunAmerica. Beginning with the third fiscal quarter of 1997, the Company expanded the Securitization Program to include CRC II and sales of CRC II securities through private placement of securities to investors other than SunAmerica. Under the Securitization Program, the Securitization Subsidiaries assign and transfer the contracts to separate trusts ("Trusts") pursuant to Pooling and Servicing Agreements (the "Pooling Agreements"). Pursuant to the Pooling Agreements, Class A Certificates and subordinated Class B Certificates are issued to the Securitization Subsidiaries. The Securitization Subsidiaries then sell the Class A Certificates to unrelated investors. The transferred contracts are serviced by Champion Acceptance Corporation ("CAC"), another subsidiary of the Company. For the Company's securitizations that took place prior to July 1, 1997, the Company's Class A Certificates received ratings from Standard & Poors ranging from "BBB" to "A". To obtain these ratings from Standard & Poors, CRC was required to provide a credit enhancement by establishing and maintaining a cash spread account for the benefit of the certificate holders. For the securitization transactions that were consummated after July 1, 1997, the Company's Class A Certificates received a "AAA" rating from Standard & Poors, and a "Aaa" rating from Moody's Investors Service. To obtain these ratings, CRC II (1) obtained an insurance policy from MBIA Insurance Corporation which unconditionally and irrevocably guaranteed full and complete payment of the Class A guaranteed distribution (as defined), and (2) provided a credit enhancement by establishing and maintaining a cash spread account for the benefit of the certificate holders. The Securitization Subsidiaries make an initial cash deposit into the spread account, ranging from 3% to 4% of the initial underlying finance receivables principal balance and pledge this cash to the Trusts. The Securitization Subsidiaries are also required to then make additional deposits to the spread account from the residual cash flow (through the trustees) as necessary to attain and maintain the spread account at a specified percentage, ranging from 6.0% to 8.0%, of the underlying finance receivables principal balance. Distributions are not made to the Securitization Subsidiaries on the Class B Certificates unless the spread account has the required balance, the required periodic payments to the Class A Certificate holders are current, and the trustee, servicer and other administrative costs are current.

     The Company recognizes a Gain on Sale of Loans equal to the difference between the sales proceeds for the finance receivables sold and the Company's recorded investment in the finance receivables sold. The Company allocates the recorded investment in the finance receivables between the portion of the finance receivables sold and the portion retained based on the relative fair values on the date of sale.

     To the extent that actual cash flows on a securitization are below original estimates, and differ materially from the original securitization assumptions and, in the opinion of management, those differences appear to be other than temporary in nature, the Company would be required to revalue the Residuals in Finance Receivables Sold and record a charge to earnings based upon the reduction. For a discussion of how the Company values the Residuals in Finance Receivables Sold, see "-- Residuals in Finance Receivables Sold" below in this
Item 7. During the year ended December 31,1997, the Company recorded a $10.0 million charge (approximately $6.0 million, net of income taxes) to write down the Residuals in Finance Receivables Sold.

     During the year ended December 31, 1997, the Securitization Subsidiaries made initial spread account deposits totaling $11.5 million. Additional net deposits to the spread accounts during the year ended December 31,1997 totaled $3.3 million. Based upon securitizations in effect as of December 31, 1997, the Company's targeted balance in all spread accounts was approximately $18.8 million, a portion of which may be funded over time. As of December 31, 1997, the Company maintained a total spread account balance of $17.6 million. Accordingly, an additional $1.2 million will need to be funded from future cash flows. The additional funding requirements will decline as the trustees deposit additional cash flows into the spread account and as the principal balance of the underlying finance receivables declines. In addition to the spread account balance of $17.6 million, the Company had deposited a total of $1.3 million in trust accounts in conjunction with certain other agreements.

     During the years ended December 31, 1997 and 1996, the Company securitized an aggregate of $298.2 and $68.2 million in contracts, issuing $245.5 million and $53.5 million in securities, respectively. Pursuant to these transactions, the Company reduced its Allowance for Credit Losses by $46.1 million and $10.0 million during 1997 and 1996, respectively, and retained Residuals in Finance Receivables Sold of $29.4 million and $9.9 million at December 31, 1997 and 1996, respectively. The Company also recorded Gain on Sale of Loans of $13.6 million and $4.4 million, net of expenses (and a $10.0 million charge recorded by the Company during 1997), related to securitization transactions during the years ended December 31, 1997 and 1996, respectively. In addition, the Company recorded a gain of $8.1 million in 1997 related to the aforementioned FMAC transaction.

     During 1997, the Trusts issued certificates at a weighted average yield of 6.99%, with the yields ranging from 6.27% to 8.16%, resulting in net spreads, after servicing and trustee fees, ranging from 12.49% to 17.84% and averaging 14.32%. During 1996, the Trusts issued certificates at a weighted average yield of 8.38%, with the yields ranging from 8.15% to 8.62%, resulting in net spreads, after servicing and trustee fees, ranging from 12.56% to 17.40% and averaging 16.36%. The decrease in net spreads from 1996 to 1997, despite lower certificate yields, is primarily the result of the decrease in the average contract yield of the finance receivable contracts securitized due to the Company's expansion into markets with interest rate limits.

     Other Income. Other Income which consists primarily of servicing income, insurance premiums earned on force placed insurance policies, earnings on investments from the Company's cash and cash equivalents, and franchise fees from the Company's rent-a-car franchisees increased by 613.4% to $11.2 million for the year ended December 31, 1997 from $1.6 million for the year ended December 31, 1996, compared to an increase of 410.1% from $308,000 in the year ended December 31, 1995. The Company services the $238.0 million in securitized contract principal balances for monthly fees ranging from .25% to .33% of the beginning of month principal balances (3.0% to 4.0% annualized). In addition, in conjunction with the Kars acquisition in September 1997, the Company recognizes income from servicing the Kars portfolio at a rate of approximately .33% (4.0% annualized) of beginning of month principal balances. Servicing income for the year ended December 31, 1997 increased to $7.2 million from $921,000 in the year ended December 31, 1996. The significant increase is due to the increase in the principal balance of contracts being serviced pursuant to the Securitization Program and the addition of servicing of the Kars portfolio. The increase in Other Income is also due to an increase in insurance premium income to $788,000 in the year ended December 31, 1997 from $607,000 in the year ended December 31,1996, compared to the year ended December 31, 1995 when the Company recognized no insurance premium income, and an increase in earnings on investments of $1.2 million compared to no investment earnings in the years ended December 31, 1996 and 1995. The Company no longer actively engages in the rent-a-car franchise business.

     Income before Operating Expenses. As a result of the Company's continued expansion, Income before Operating Expenses grew by 179.8% to $100.5 million for the year ended December 31, 1997 from $35.9 million for the year ended December 31, 1996 compared to an increase of 64.2% in 1996 from $21.9 million in 1995. Growth of Sales of Used Cars, Interest Income, Gain on Sale of Loans, and Other Income were the primary contributors to the increase.

     Operating Expenses. Operating Expenses consist of Selling and Marketing Expenses, General and Administrative Expenses, and Depreciation and Amortization.

     The Company has five distinct business segments. These consist of retail car sales operations (Company Dealerships), operations attributable to the administration and collection of finance receivables generated at the Company Dealerships (Company Dealership Receivables), activities associated with the origination, administration, and collection of finance receivables purchased from Third Party Dealers (Third Party Dealers), financing activities related to the Cygnet Dealer Program (Cygnet), and corporate and other operations.

     A summary of Operating Expenses by business segment for the years ended December 31, 1997, 1996, and 1995, respectively, follows:

                                                       COMPANY        THIRD
                                         COMPANY     DEALERSHIP       PARTY               CORPORATE
                                       DEALERSHIPS   RECEIVABLES   RECEIVABLES   CYGNET    & OTHER     TOTAL
                                       -----------   -----------   -----------   ------   ---------   -------
1997:
  Selling and Marketing..............    $10,499       $    --       $    --     $   18    $    50    $10,567
  General and Administrative.........     23,064        12,523        15,729      2,194     11,490     65,000
  Depreciation and Amortization......      1,536         1,108           383         28        628      3,683
                                         -------       -------       -------     ------    -------    -------
                                         $35,099       $13,631       $16,112     $2,240    $12,168    $79,250
                                         =======       =======       =======     ======    =======    =======

                                                       COMPANY        THIRD
                                         COMPANY     DEALERSHIP       PARTY               CORPORATE
                                       DEALERSHIPS   RECEIVABLES   RECEIVABLES   CYGNET    & OTHER     TOTAL
                                       -----------   -----------   -----------   ------   ---------   -------
1996:
  Selling and Marketing..............  3,$568....      $    --       $    --     $   --    $    17    $ 3,585
  General and Administrative.........      8,295         3,042         3,955         --      4,246     19,538
  Depreciation and Amortization......        318           769           195         --        295      1,577
                                         -------       -------       -------     ------    -------    -------
                                         $12,181       $ 3,811       $ 4,150     $   --    $ 4,558    $24,700
                                         =======       =======       =======     ======    =======    =======

                                                       COMPANY        THIRD
                                         COMPANY     DEALERSHIP       PARTY               CORPORATE
                                       DEALERSHIPS   RECEIVABLES   RECEIVABLES   CYGNET    & OTHER     TOTAL
                                       -----------   -----------   -----------   ------   ---------   -------
1995:
  Selling and Marketing..............    $ 3,856       $    --       $    --     $   --    $    --    $ 3,856
  General and Administrative.........      8,210         2,681         1,163         --      2,672     14,726
  Depreciation and Amortization......        279           479            89         --        467      1,314
                                         -------       -------       -------     ------    -------    -------
                                         $12,345       $ 3,160       $ 1,252     $   --    $ 3,139    $19,896
                                         =======       =======       =======     ======    =======    =======

     Selling and Marketing Expenses. For the years ended December 31, 1997, 1996, and 1995, Selling and Marketing Expenses were comprised almost entirely of advertising costs and commissions relating to Company Dealership operations. Selling and Marketing Expenses increased by 194.8% to $10.6 million for the year ended December 31, 1997 from $3.6 million for the year ended December 31, 1996, which was an increase of 12.5% from $3.2 million (pro forma) in 1995. As a percentage of Sales of Used Cars, these expenses averaged 8.5%, 6.7%, and 8.3% (pro forma) for the years ended December 31, 1997, 1996, and 1995, respectively. On a per unit sold basis, Selling and Marketing expenses increased by 34.0% to $635 per unit for the year ended December 31, 1997 from $474 per unit for the year ended December 31, 1996, which was a decrease of 7.1% from $510 (pro forma) per unit in 1995. The significant increase in per unit marketing in 1997 is primarily due to the Company's expansion into several new markets. The Company operated dealerships in ten markets during 1997, compared to operating in two markets in 1996 and 1995. As a result of this expansion, the Company incurred significant marketing costs in new markets in an effort to establish brand name recognition.

     General and Administrative Expenses. General and Administrative Expenses increased by 232.7% to $65.0 million for the year ended December 31, 1997 from $19.5 million for the year ended December 31, 1996, which was an increase of 45.5% from $13.4 million (pro forma) for the year ended December 31, 1995. These expenses represented 34.0%, 25.8%, and 27.5% of total revenues for the years ended December 31, 1997, 1996, and 1995, respectively. For the year ended December 31, 1997, 35.5% of General and Administrative Expenses were attributable to Company Dealership activities, 19.3% to the Company Dealership Receivables' financing activities, 24.2% to Third Party Dealer activities, 3.4% to the Cygnet Dealer Program, and 17.6% to Corporate activities. For the year ended December 31, 1996, 42.5% of General and Administrative Expenses were attributable to Company Dealership activities, 15.6% to the Company Dealership Receivables' financing activities, 20.2% to Third Party Dealer activities, and 21.7% to Corporate activities. For the year ended December 31, 1995, 55.8% of General and Administrative Expenses were attributable to Company Dealership activities, 18.2% to the Company Dealership Receivables' financing activities, 7.9% to Third Party Dealer activities, and 18.1% to Corporate activities. The increase in General and Administrative Expenses is primarily a result of the Company's increased number of used car dealerships and significant expansion of its Third Party Dealer financing operations, as well as continued expansion of infrastructure to administer growth.

     Depreciation and Amortization. Depreciation and Amortization consists of depreciation and amortization on the Company's property and equipment and amortization of the Company's goodwill and trademarks. Depreciation and amortization increased by 133.5% to $3.7 million for the year ended December 31, 1997 from $1.6 million for the year ended December 31, 1996, which was an increase of 23.1% from $1.3 million for the year ended December 31, 1995. The increase was due primarily to the increase in amortization of goodwill associated with the Company's recent acquisitions, and increased depreciation expense from the addition of used car dealerships and Third Party Dealer Branch Offices. For the year ended December 31, 1997, 41.7% of these expenses were attributable to Company Dealership activities, 30.1% to the Company Dealership Receivables' financing activities, 10.4% to Third Party Dealer activities, 0.8% to the Cygnet Dealer Program, and 17.0% to Corporate activities. For the year ended December 31, 1996, 20.2% of these expenses were attributable to Company Dealership activities, 48.7% to the Company Dealership Receivables' financing activities, 12.4% to Third Party Dealer activities, and 18.7% to Corporate activities. For the year ended December 31, 1995, 21.2% of these expenses were attributable to Company Dealership activities, 36.5% to the

Company Dealership Receivables' financing activities, 6.8% to Third Party Dealer activities, and 35.5% to Corporate activities.

     Interest Expense. Interest Expense was $5.3 million in 1997 and 1996, compared to a decrease of 11.7% from $6.0 million in 1995. The lack of an increase in interest expense in 1997 and the decrease in 1996, despite significant growth in Company assets during this two year period, is primarily the result of the private placement of Common Stock in February 1997, which generated $89.2 million in cash, the two public offerings that were completed in 1996, which generated $79.4 million in cash, and the Company's Securitization Program, which generated cash from the sale of Finance Receivables which the Company utilized to pay down debt.

     Income Taxes. Income taxes increased to $6.6 million in 1997 which is an effective tax rate of approximately 41.1%, compared to $100,000 in 1996, up from zero in 1995. In 1996, the Company utilized all of the Valuation Allowance that existed against its deferred income tax assets as of December 31, 1995. No income tax benefit was recognized in 1995 as a result of an increase in the Valuation Allowance for deferred tax assets.

ALLOWANCE FOR CREDIT LOSSES

     The Company has established an Allowance for Credit Losses ("Allowance") to cover anticipated credit losses on the contracts currently in its portfolio. The Allowance has been established through the Provision for Credit Losses on contracts originated at Company Dealerships and through nonrefundable acquisition discounts and Provision for Credit Losses on contracts purchased from Third Party Dealers and originated under the Cygnet Dealer Program. The Allowance on contracts originated at Company Dealerships decreased to 18.5% of outstanding principal balances as of December 31, 1997 compared to 23.0% as of December 31, 1996. The Allowance as a percentage of Third Party Dealer contracts decreased to 12.0% from 12.7% over the same period. The Allowance as a percentage of Cygnet Dealer Program contracts was 29.8% at December 31, 1997. However, the Allowance as a percentage of the Company's combined contract portfolio increased to 19.5% at December 31, 1997 from 13.9% at December 31, 1996, reflecting the fact that a greater portion of the Company's overall contract portfolio is represented by contracts generated at the Company Dealerships and acquired through the Cygnet Dealer Program, for which higher levels of Allowance are maintained.

     The following table reflects activity in the Allowance, as well as information regarding charge off activity, for the years ended December 31, 1997 and 1996, in thousands.

                                                     YEARS ENDED DECEMBER 31,
                               --------------------------------------------------------------------
                               COMPANY DEALERSHIPS    THIRD PARTY DEALERS    CYGNET DEALER PROGRAM
                               -------------------    -------------------    ----------------------
                                 1997       1996        1997       1996        1997         1996
                               --------    -------    --------    -------    ---------    ---------
Allowance Activity:
Balance, Beginning of Year...  $  1,625    $ 7,500    $  6,500    $ 1,000     $    --      $    --
Provision for Credit
  Losses.....................    22,354      9,658       1,030        153         491           --
Allowance on Acquired
  Loans......................    15,309         --      25,571      8,963       7,705           --
Accretion of Discount to
  Interest Income............        --         --        (642)        --          --           --
  Reduction Attributable to
     Loans Sold..............   (21,408)    (9,331)    (24,662)      (650)         --           --
Net Charge Offs..............    (7,524)    (6,202)     (4,197)    (2,966)         (6)          --
                               --------    -------    --------    -------     -------      -------
Balance, End of Year.........  $ 10,356    $ 1,625    $  3,600    $ 6,500     $ 8,190      $    --
                               ========    =======    ========    =======     =======      =======
Allowance as % of Year Ended
  Principal Balance..........      18.5%      23.0%       12.0%      12.7%       29.8%          --
                               ========    =======    ========    =======     =======      =======

                                                     YEARS ENDED DECEMBER 31,
                               --------------------------------------------------------------------
                               COMPANY DEALERSHIPS    THIRD PARTY DEALERS    CYGNET DEALER PROGRAM
                               -------------------    -------------------    ----------------------
                                 1997       1996        1997       1996        1997         1996
                               --------    -------    --------    -------    ---------    ---------
Charge off Activity:
Principal Balances:
  Collateral Recovered.......  $  8,795    $ 6,256    $  5,091    $ 3,618     $    --      $    --
  Collateral Not Recovered...     1,490      1,859         858        717           6           --
                               --------    -------    --------    -------     -------      -------
  Total Principal Balances...    10,285      8,115       5,949      4,335           6      $    --
  Accrued Interest...........        --        487          --        123          --           --
  Recoveries, Net............    (2,761)    (2,400)     (1,752)    (1,492)         --           --
                               --------    -------    --------    -------     -------      -------
Net Charge Offs..............  $  7,524    $ 6,202    $  4,197    $ 2,966     $     6      $    --
                               ========    =======    ========    =======     =======      =======
Net Charge Offs as % of
  Average Principal
  Outstanding................      17.6%      23.0%        8.4%      10.7%        0.0%          --
                               ========    =======    ========    =======     =======      =======

     The Company's policy is to charge off contracts when they are deemed uncollectible, but in any event at such time as a contract is delinquent for 90 days.

     During the year ended December 31, 1997, the Company experienced rapid growth in the number of states in which it operated Company Dealerships and Third Party Dealer branches. As a result, the Company's loan base was more geographically diversified throughout the country, which in turn led to the Company repossessing significantly more vehicles throughout the country than it historically had, in markets where it did not operate reconditioning centers or repossession lots. The Company, therefore, relied extensively on third parties to dispose of its repossessed collateral. This led to the Company not realizing its expected recovery amount upon liquidation of these repossessions. The Company has taken several actions to reverse this trend including consolidation of auction locations through which repossessed vehicles are liquidated, expansion of its repossession administration department, development of an enhanced repossession tracking and monitoring system, hiring of staff whose primary responsibility is to represent the Company at auctions, and expansion of efforts to better recondition repossessions prior to liquidation. For loans originated at Company Dealerships, recoveries as a percentage of principal balances charged off where collateral has been recovered averaged 31.4% for the year ended December 31, 1997 compared to 38.4% for the year ended December 31, 1996. Company Dealership loan recoveries in Arizona are positively effected by the Company's ability to receive a sales tax benefit for charged off loans that it does not receive in other markets. As a result of the Company's expansion outside of the Arizona market in 1997, recovery rates for the Company Dealership loan portfolio were negatively effected. For Third Party Dealer loans, recoveries as a percentage of principal balances charged off where collateral has been recovered averaged 34.4% for the year ended December 31, 1997 compared to 41.2% for the year ended December 31, 1996.

     The Company's Net Charge Offs on its Third Party Dealer contract portfolio are lower than those incurred on its Company Dealership contract portfolio. This is attributable to the relationship of the average amount financed to the underlying collateral's wholesale value and to a lesser degree the generally more creditworthy customers served by Third Party Dealers. In its Third Party Dealer portfolio, the Company generally limits the amount financed to not more than 120.0% of the wholesale value of the underlying car, although the Company does make exceptions on a case-by-case basis.

     Static Pool Analysis. To monitor contract performance, beginning in June 1995, the Company implemented "static pool" analysis for contracts originated since January 1, 1993. Static pool analysis is a monitoring methodology by which each month's originations and subsequent charge offs are assigned to a unique pool and the pool performance is monitored separately. Improving or deteriorating performance is measured based on cumulative gross and net charge offs as a percentage of original principal balances, based on the number of complete payments made by the customer before charge off. The table below sets forth the cumulative net charge offs as a percentage of original contract cumulative balances, based on the quarter of origination and segmented by the number of payments made prior to charge off. For periods denoted by "x", the pools have not seasoned sufficiently to allow for computation of cumulative losses. For periods denoted by " -- ", the pools have not yet attained the indicated cumulative age. While the Company monitors its static pools on a monthly basis, for presentation purposes the information in the tables is presented on a quarterly basis.

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

         POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S ORIGINAL
                          AGGREGATE PRINCIPAL BALANCE

                                             MONTHLY PAYMENTS COMPLETED BY CUSTOMER BEFORE CHARGE OFF
                                          ---------------------------------------------------------------
                                 ORIG.     0       3       6      12      18      24      TLI    REDUCED
                                -------   ----   -----   -----   -----   -----   -----   -----   --------
1993:
1st Quarter...................  $ 2,326   6.9%   18.7%   26.5%   31.8%   33.9%   35.1%   35.4%    100.0%
2nd Quarter...................  $ 2,942   7.2%   18.9%   25.1%   29.4%   31.7%   32.1%   32.4%    100.0%
3rd Quarter...................  $ 3,455   8.6%   19.5%   23.7%   28.5%   30.7%   31.6%   31.9%    100.0%
4th Quarter...................  $ 4,261   6.3%   16.1%   21.6%   27.0%   28.9%   29.5%   29.6%    100.0%
1994:
1st Quarter...................  $ 6,305   3.4%    9.9%   13.3%   17.9%   20.3%   20.9%   21.0%    100.0%
2nd Quarter...................  $ 5,664   2.8%   10.5%   14.1%   19.6%   21.5%   22.1%   22.2%    100.0%
3rd Quarter...................  $ 6,130   2.8%    8.1%   12.0%   16.2%   18.2%   19.1%   19.2%    100.0%
4th Quarter...................  $ 5,490   2.4%    7.6%   11.2%   16.6%   19.5%   20.4%   20.5%    100.0%
1995:
1st Quarter...................  $ 8,191   1.1%    7.3%   12.3%   17.5%   20.0%   20.8%   21.0%     99.3%
2nd Quarter...................  $ 9,846   1.7%    7.0%   11.9%   16.3%   19.1%   20.6%   20.8%     97.5%
3rd Quarter...................  $10,106   1.9%    6.9%   10.8%   17.7%   21.2%   22.8%   22.9%     93.2%
4th Quarter...................  $ 8,426   1.2%    5.6%   10.8%   17.3%   22.0%      x    23.4%     90.0%
1996:
1st Quarter...................  $13,635   1.3%    7.5%   13.1%   20.2%   24.1%     --    24.8%     83.9%
2nd Quarter...................  $13,462   2.2%    9.1%   13.4%   22.2%      x      --    25.8%     76.3%
3rd Quarter...................  $11,082   1.6%    6.7%   12.4%   21.1%     --      --    23.4%     68.1%
4th Quarter...................  $10,817   1.6%    8.5%   16.0%      x      --      --    24.4%     62.1%
1997:
1st Quarter...................  $16,279   2.1%   10.4%   17.3%     --      --      --    20.6%     53.0%
2nd Quarter...................  $25,875   1.4%    8.2%      x      --      --      --    12.2%     37.8%
3rd Quarter...................  $32,147   1.2%      x      --      --      --      --     5.5%     20.9%
4th Quarter...................  $42,529    --      --      --      --      --      --     0.9%     10.0%

     Trends set forth in the table above indicate a deterioration in the performance of the associated loan portfolio. Management believes the deterioration is primarily attributable to less effective collection procedures resulting from a loan servicing and collection data processing system conversion in the first and second quarters of 1997 rather than from any fundamental change in loan quality or underwriting. As a result of this trend, the Company recorded a $10.0 million charge against its Residuals in Finance Receivables Sold during 1997. The charge was determined based upon revised estimates of cumulative net charge offs of finance receivables and assumed an improvement in the future performance of the underlying loan portfolio. Although the Company believes that the charge is sufficient to absorb anticipated future credit losses, there can be no assurance in that regard. Should future cumulative net charge offs exceed the revised estimates or the underlying portfolio performance not improve, the Company may record additional charges in the future in order to write down the Residuals in Finance Receivables Sold or increase its Allowance.

     The following table sets forth the principal balances 31 to 60 days delinquent, and 61 to 90 days delinquent as a percentage of total outstanding Company Dealership contract principal balances.

                                                RETAINED    SECURITIZED    MANAGED
                                                --------    -----------    -------
December 31,1997:
  31 to 60 days...............................    2.2%          4.5%         3.6%
  61 to 90 days...............................    0.6%          2.2%         1.5%
December 31,1996:
  31 to 60 days...............................    2.3%          5.4%         5.0%
  61 to 90 days...............................    0.6%          1.9%         1.7%

     In accordance with the Company's charge off policy, there are no accounts more than 90 days delinquent as of December 31, 1997 and 1996.

     During 1996 and continuing throughout 1997, the Company elected to extend the time period before repossession is ordered with respect to those customers who exhibit a willingness and capacity to bring their contracts current. As a result of this revised repossession policy, delinquencies increased as expected.

  CONTRACTS PURCHASED FROM THIRD PARTY DEALERS

     Non-refundable acquisition discount ("Discount") acquired totaled $25.6 million and $9.0 million for the years ended December 31, 1997 and 1996, respectively. The Discount, attributable to Third Party Dealer branch purchases, averaged 12.3% as a percentage of principal balances purchased in 1997, compared to 11.4% in 1996. Beginning in 1996, the Company expanded into markets with interest rate limits. While contractual interest rates on these contracts are limited by law, the Company has attempted to purchase contracts in markets with interest rate limits at Discounts in excess of those in markets where no such limits exist. Therefore, Discounts have trended upward. The Company credited the Allowance for Credit Losses for all Discount acquired with the purchase of contracts from Third Party Dealers.

     The following table sets forth as of February 28, 1998, the cumulative net charge offs as a percentage of original contract cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customer before charge off. Additionally, set forth is the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).

         POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S ORIGINAL
                          AGGREGATE PRINCIPAL BALANCE

                                     MONTHLY PAYMENTS COMPLETED BY CUSTOMER BEFORE CHARGE OFF
                        PRINCIPAL    ---------------------------------------------------------    PERCENT
                        PURCHASED     0       3        6       12       18       24       TLI     REDUCED
                        ---------    ----    ----    -----    -----    -----    -----    -----    -------
1995:
2nd Quarter...........   $ 3,883     0.9%    4.1%     5.7%     7.7%     9.1%    10.5%    10.9%     95.9%
3rd Quarter...........   $ 5,368     1.2%    3.7%     4.6%     6.3%     7.5%     8.7%     9.1%     89.5%
4th Quarter...........   $ 5,537     1.0%    4.3%     6.7%     9.3%    11.0%       x     12.8%     91.0%
1996:
1st Quarter...........   $ 7,186     0.8%    3.7%     6.9%    10.2%    12.7%      --     13.1%     85.8%
2nd Quarter...........   $10,017     1.6%    6.2%     9.7%    13.4%       x       --     15.0%     80.4%
3rd Quarter...........   $15,716     1.3%    6.0%     9.2%    13.3%      --       --     14.8%     72.2%
4th Quarter...........   $23,851     1.4%    7.4%    12.3%       x       --       --     16.8%     62.6%
1997:
1st Quarter...........   $41,510     1.4%    7.6%    12.0%      --       --       --     14.4%     51.9%
2nd Quarter...........   $50,139     1.5%    7.1%       x       --       --       --     10.3%     37.6%
3rd Quarter...........   $52,588     1.3%      x       --       --       --       --      5.5%     22.7%
4th Quarter...........   $65,536       x      --       --       --       --       --      0.7%      7.0%

     Trends set forth in the table above indicate a deterioration in the performance of the associated loan portfolio. For further information concerning management's analysis of the cause and effects of this deterioration, see
"-- Contracts Originated at Company Dealerships" above in this Item 7.

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

     The following table sets forth the principal balances 31 to 60 days delinquent, and 61 to 90 days delinquent as a percentage of total outstanding Third Party Dealer contract principal balances.

                                                RETAINED    SECURITIZED    MANAGED
                                                --------    -----------    -------
December 31, 1997:
  31 to 60 days...............................    1.5%          5.1%         4.5%
  61 to 90 days...............................    2.3%          1.6%         1.7%
December 31, 1996:
  31 to 60 days...............................    3.1%          4.3%         3.3%
  61 to 90 days...............................    1.1%          1.0%         1.1%

     In accordance with the Company's charge off policy there are no Third Party Dealer contracts more than 90 days delinquent as of December 31, 1997 and 1996.

     During 1996 and continuing throughout 1997, the Company elected to extend the time period before repossession is ordered with respect to those customers who exhibit a willingness and capacity to bring their contracts current. As a result of this revised repossession policy, delinquencies increased as expected.

RESIDUALS IN FINANCE RECEIVABLES SOLD

     Residuals in Finance Receivables Sold represent the Company's retained portion of the securitization assets. The Company utilizes a number of estimates in arriving at the initial valuation of the Residuals in Finance Receivables Sold, which represent the expected present value of net cash flows into the Trust in excess of those required to pay principal and interest on the Class A Certificates. The present value of expected cash flows is a function of a number of items including, but not limited to, charge off rates, repossession recovery rates, portfolio delinquency, prepayment rates, and Trust expenses. Subsequent to the initial recording of the Residuals in Finance Receivables Sold, the carrying value is adjusted for the actual cash flows into the respective Trusts in order to maintain a carrying value which approximates the present value of the expected net cash flows into the Trust in excess of those required to pay all obligations of the respective Trust other than the obligations to the Class B Certificates. To the extent that actual cash flows on a securitization are below original estimates, and differ materially from the original securitization assumptions, and in the opinion of management, those differences appear to be other than temporary in nature, the Company would be required to revalue the residual portion of the securitization which it retains, and record a charge to earnings based upon the reduction. During the year ended December 31, 1997, the Company recorded a $10.0 million charge (approximately $6.0 million, net of income taxes) to write down the Residuals in Finance Receivables Sold. The Company determined a write down in the Residuals in Finance Receivables Sold was necessary due to an increase in net losses in the securitized loan portfolio, particularly the Third Party Dealer portfolio.

     With the exception of the Company's first two securitization transactions which took place during the first six months of 1996, the estimated cash flows into the Trusts were discounted with a rate of 16%. The two securitization transactions that took place during the first six months of 1996 were discounted with a rate of 25%. For securitization transactions between June 30, 1996 and June 30, 1997, for contracts originated at Company Dealerships, net losses were originally estimated using total expected cumulative net losses at loan origination of approximately 26.0%, adjusted for actual cumulative net losses prior to securitization. For contracts purchased from Third Party Dealers, net losses were originally estimated using total expected cumulative net losses at loan origination of approximately 13.5%, adjusted for actual cumulative net losses prior to securitization. Prepayment rates were estimated to be 1.5% per month of the beginning of month balance. The $10.0 million charge (approximately $6.0 million, net of income taxes) in the year ended December 31, 1997 which resulted in a reduction in the carrying value of the Company's Residuals in Finance Receivables Sold had the effect of increasing the cumulative net loss assumption for contracts originated at Company Dealerships to approximately 27.5%, and for contracts purchased from Third Party Dealers to approximately 17.5% for the securitization transactions that took place prior to July 1, 1997. As a result of this charge, the remaining allowance for credit losses inherent in the securitization assumptions as a percentage of the remaining principal balances of securitized contracts was approximately 15.3% as of December 31, 1997, compared to 15.2% as of December 31, 1996. There can be no assurance that the charge taken by the Company is sufficient and that the Company will not record additional charges in the future in order to write down the Residuals in Finance Receivables Sold.

     For the securitization transactions that took place after July 1, 1997, for contracts originated at Company Dealerships, net losses were estimated using total expected cumulative net losses at loan origination of approximately 27.5%, adjusted for actual cumulative net losses prior to securitization, and for contracts purchased from Third Party Dealers, net losses were estimated using total expected cumulative net losses at loan origination of approximately 17.5%, adjusted for actual cumulative net losses prior to securitization. The estimated cash flows into the trust were discounted with a rate of 16%. Prepayment rates were estimated to be 1.5% per month of the beginning of month balance.

     The assumptions utilized in prior securitizations may not necessarily be the same as those utilized in future securitizations. The Company classifies the residuals as "held-to-maturity" securities in accordance with SFAS No. 115.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to support increases in its contract portfolio, expansion of Company Dealerships, the Cygnet Dealer Program, the purchase of inventories, the purchase of property and equipment, and for working capital and general corporate purposes. The Company funds its capital requirements through equity offerings, operating cash flow, the sale of finance receivables, and supplemental borrowings.

     The Company's Net Cash Provided by (Used in) Operating Activities decreased by 111.3% to ($792,000) for 1997 from $7.0 in 1996, compared to an increase of 10.1% from $6.3 million in 1995. The decrease in 1997 was primarily due to increases in Gain on Sale of Finance Receivables, Increases in Inventory and Other Assets offset by increases in Net Earnings, Provision for Credit Losses and an increase in Accounts Payable, Accrued Expenses, and Other Liabilities. The increase in 1996 was primarily due to increases in Net Earnings and the Provision for Credit Losses, offset by an increase in Other Assets and the Gain on Sale of Loans.

     Net Cash Used in Investing Activities increased by 312.4% to $123.7 million in the year ended December 31, 1997 from $30.0 million in the year ended December 31, 1996. The increase was due primarily to the $12.0 million used for the net increase in Investments Held in Trust, $46.3 million for the purchase of the assets of Seminole, EZ Plan, and Kars, the $13.6 million for the increase in Notes Receivable, and the $13.3 million increase used for the purchases of Property and Equipment. Net Cash Used in Investing Activities decreased by 17.6% from $36.4 million in the year ended December 31, 1995 to $30.0 million in the year ended December 31, 1996. The decrease was due primarily to a net increase in Finance Receivables of $14.6 million and the $2.8 million used for the net increase in the securitization spread account (Investments Held in Trust), the deposit of $636,000 into a trust account, and the $2.9 million increase used for the purchases of Property and Equipment.

     The Company's Net Cash Provided by Financing Activities increased by 173.6% to $109.6 million in the year ended December 31, 1997 from $40.1 million in the year ended December 31, 1996. This increase was the result of the $89.4 million in proceeds from the Company's private placement of Common Stock, plus the addition of Notes Payable of $22.5 million. Net Cash Provided by Financing Activities increased by 27.8% to $40.1 million in the year ended December 31, 1996 from $31.3 million in the year ended December 31, 1995. This increase was the result of the $79.4 million in proceeds from the Company's public offerings of Common Stock, net of the $28.6 million of repayment of Notes Payable and the redemption of $10.0 million of Preferred Stock.

     Revolving Facility. The Company maintains a Revolving Facility with GE Capital that has a maximum commitment of up to $100.0 million. Under the Revolving Facility, the Company may borrow up to 65.0% of the principal balance of eligible Company Dealership contracts and up to 86.0% of the principal balance of eligible Third Party Dealer contracts. However, an amount up to ten million dollars (such amount being reduced as collections on certain contracts are received by the Contract Purchaser) of the borrowing capacity under the Revolving Facility is not available at any time when the guarantee of the Company to the Contract Purchaser (as described below in this Item 7 under "- Transactions Regarding First Merchants Acceptance Corporation") is in effect. The Revolving Facility expires in December 1998. The facility is secured by substantially all of the Company's assets. As of December 31, 1997, the Company's borrowing capacity under the Revolving Facility was $55.1 million, the aggregate principal amount outstanding under the Revolving Facility was approximately $57.0 million, and the amount available to be borrowed under the facility was $3.1 million. The Revolving Facility bears interest at the 30-day LIBOR plus 3.15%, payable daily (total rate of 8.9% as of December 31, 1997).

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

     Subordinated Indebtedness and Preferred Stock. Prior to its public offering in June 1996, the Company historically borrowed substantial amounts from Verde Investments Inc. ("Verde"), an affiliate of the Company. The Subordinated Note Payable balances outstanding to Verde totaled $12.0 million and $14.0 million as of December 31, 1997 and December 31, 1996, respectively. Prior to June 21, 1996, these borrowings accrued interest at an annual rate of 18.0%. Effective June 21, 1996, the annual interest rate on these borrowings was reduced to 10.0%. The Company is required to make monthly payments of interest and annual payments of principal in the amount of $2.0 million. This debt is junior to all of the Company's other indebtedness and the Company may suspend interest and principal payments in the event it is in default on obligations to any other creditors. In July 1997, the Company's Board of Directors approved the prepayment of the $12.0 million in subordinated debt after the earlier of (1) the Company's completion of a debt offering; or (2) at such time as (a) the FMAC transactions described under the heading "Transactions Regarding First Merchants Acceptance Corporation" herein have been completed or the cash requirements for completion of said transaction are known, and (b) the company either has cash in excess of its current needs or has funds available under its financing sources in excess of its current needs. No such prepayment has been made as of the date of filing of this Form 10-K. Any such prepayment would require the consent of the lenders in the Company's subordinated debt offering effected in February 1998 as described below.

     On December 31, 1995, Verde converted $10.0 million of subordinated debt to Preferred Stock of the Company. Prior to June 21, 1996, the Preferred Stock accrued a dividend of 12.0% annually, increasing one percent per year up to a maximum of 18.0%. Effective June 21, 1996, the dividend on the Preferred Stock was decreased from 12.0% to 10.0%. During the year ended December 31, 1996, the Company paid a total of $916,000 in dividends to Verde on the Preferred Stock which was redeemed in November 1996. As the Preferred Stock was redeemed in 1996, there were no dividends paid in 1997.

     Subsequent to December 31, 1997, the Company executed senior subordinated notes payable agreements with unrelated third parties for a total of $15.0 million in subordinated debt. The unsecured three year notes call for interest at 12.0% per annum payable quarterly and are senior to the Verde subordinated note payable. In connection with the issuance of these notes, the Company issued the lenders warrants to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $10.00 per share exercisable at any time until the latter of (1) February 2001, or (2) such time as the notes have been paid in full. The Company has certain redemption rights should the closing price of the Company's Common Stock meet certain criteria. The lenders were also granted certain registration rights with respect to the Common Stock underlying the warrants.

     Additional Financing. Subsequent to December 31, 1997, the Company executed two additional short term notes payable totaling $37.0 million. On January 28, 1998, the Company executed a $7.0 million note payable which accrues interest at 9.5% per annum and is due in full on April 28, 1998. In addition, on February 19, 1998, the Company and certain of its affiliates executed a second short term $30.0 million standby repurchase credit facility. Pursuant to the terms of this facility, the lender agreed to purchase, subject to repurchase rights of the Company and its subsidiaries, certain eligible sub-prime automobile finance receivables originated and or purchased by the Company's affiliates for a purchase price (and corresponding repurchase obligation) of no more than $30.0 million. On February 19, 1998, the lender purchased approximately $16.9 million in contracts pursuant to the facility. On March 3, 1998, the lender purchased approximately $13.1 million in contracts pursuant to the facility. The amounts due and owing the lender under this facility will accrue interest at 9.5%, with the repurchase obligations being exercised no later than March 31, 1998. The obligations of the Company and its affiliates under the facility are secured by a pledge of (a) all of the Company's rights in and to the receivables being acquired by the lender; (b) a pledge by the Company of all of the issued and outstanding common stock of CRC II, a bankruptcy remote subsidiary; and (c) all of the Company's rights and interests (including all collateral) under that certain Loan and Credit Agreement, dated July 17, 1997, between the Company and FMAC pursuant to which the Company is to provide, subject to certain conditions, debtor-in-possession financing to FMAC. See
"-- Transactions Regarding First Merchants Acceptance Corporation" below in this
Item 7.

     The Company has executed a commitment letter with a finance company to obtain a $150.0 million surety-enhanced revolving credit facility to supplement the GE Capital Revolving Facility. The execution of definitive agreements is subject to a number of factors, including final negotiation of loan terms and approval of the Company's Board of Directors. The Company believes that it will require additional financing in the near future should it be unsuccessful in consummating the $150.0 million credit facility.

     Securitizations. The Company's Securitization Program is a primary source of funding for the Company. Under this program, the Company sold approximately $170.4 million in certificates secured by contracts to SunAmerica through securitizations effected prior to June 30, 1997. Since June 30, 1997, the Company has consummated additional securitizations under the Securitization Program with private investors through Greenwich Capital Markets, Inc. ("Greenwich Capital"). Subsequent to December 31, 1997, the Company executed a commitment letter with Greenwich Capital under which, among other things, Greenwich Capital will become the exclusive securitization agent for the Company for up to $1.0 billion of AAA-rated surety wrapped securities as part of the Company's ongoing Securitization Program.

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

     Transactions Regarding First Merchants Acceptance Corporation. On August 21, 1997, the Company purchased approximately 78% of the Senior Bank Debt of FMAC held by seven members (the "Selling Banks") of FMAC's original nine member bank group for approximately $69 million, which represented a discount of 10% of the outstanding principal amount of such debt (the "Purchased Claims"). The Company paid 20% of the purchase price at the closing of the purchase and the remainder of the purchase price was financed through a loan to the Company by the Selling Banks (the "Selling Bank Loan") for a term of six months, with interest accruing at LIBOR plus 2%. The Selling Bank Loan was secured by the Company's interest in the Collateral described below that also secured the Purchased Claims. In connection with the purchase, the Company also issued to the Selling Banks the Selling Bank Warrants to purchase up to 389,800 shares of the Company's Common Stock at an exercise price of $20.00 per share at any time through February 20, 2000, and subject to a call feature by the Company if the closing market price of the Company's Common Stock equals or exceeds $27.00 per share for a period of five consecutive trading days.

     In November of 1997, the Company entered into an agreement allowing the Company to purchase the remaining 22% of FMAC's Senior Bank Debt (the "Remaining Interest"). Pursuant to such agreement, on December 18, 1997, the Company purchased the Remaining Interest at 95% of the outstanding principal balance of the Remaining Interest, plus interest at approximately 8% per annum on such purchase price from November 12, 1997, less all payments received by the sellers with respect to the Remaining Interest through the date of closing (an aggregate amount of approximately $16,974,000 -- excluding an amount equal to approximately $749,000 (the "Disputed Amount") which was in dispute between the parties). On that same day, the Company issued warrants to the sellers to purchase up to 110,200 shares of the Company's Common Stock, which warrants were subsequently returned to the Company and canceled pursuant to a negotiated settlement of the dispute between the parties described above. The Company also received approximately one half of the Disputed Amount as part of such settlement.

     The Senior Bank Debt was originally secured by (1) the Owned Contracts, (2) all personal property of FMAC, (3) accounts, accounts receivable, including tax refunds, contract rights and other general intangibles, and (4) the common stock of FMARC (defined below) (collectively, the "Collateral"). On December 15, 1997, LaSalle National Bank, as Agent (the "Agent") for the holders of the Senior Bank Debt (the "Bank Group"), credit bid the entire amount of the Senior Bank Debt plus certain interest and fees, costs and expenses relating to the Owned Contracts (collectively, the "Credit Bid Purchase Price"), and the Bankruptcy Court approved the proposed purchase subject to execution by FMAC of appropriate transfer documents. On December 18, 1997, FMAC executed the necessary transfer documents assigning the Owned Contracts to the

Agent (the "Transfer"), and the Agent then sold the Owned Contracts to the Contract Purchaser for 86% of the principal balance of certain eligible Owned Contracts (approximately $78.9 million) (the "Base Price") plus a residual interest in the Owned Contracts. The Company has guaranteed to the Contract Purchaser a return on the Owned Contracts equal to the Base Price plus interest at the rate of 10.35% per annum, subject to a maximum guarantee amount of $10 million. The Company has the option to purchase the Owned Contracts from the Contract Purchaser at certain times upon certain events, including at any time after three years and if the principal balance on the remaining contracts is less than 10% of the balance of the Owned Contracts on the date of purchase, for a price to yield the Contact Purchaser 10.35%. The cash proceeds from the sale of the Owned Contracts to the Contract Purchaser were distributed by the Agent at the direction of the Company to (i) pay the purchase price of the Remaining Interest as described above, and (ii) pay in full the Selling Bank Loan described above, with proceeds of approximately $15.5 million being distributed to the Company. The Company recorded a gain of approximately $8.1 million (approximately $5.0 million after income taxes) from the Senior Bank Debt transaction in the fourth quarter of 1997.

     Concurrently with the Transfer, the Agent released the lien of the Bank Group on the Collateral, allowing FMAC to retain all assets constituting any part of the Collateral other than the Owned Contracts (the "Retained Assets"), including but not limited to uncollected state and federal income tax refunds for 1996 and prior years (the "Tax Refunds"), certain receivables and related vehicles pledged to Greenwich Capital (the "Greenwich Collateral"), and FMAC's furniture, fixtures, equipment, general intangibles and causes of action. In consideration for the Bank Group's release of its liens on the Retained Assets, FMAC subsequently (A) guaranteed on a non-recourse basis full and timely payment to the Agent and the Company of any shortfall between (i) the Credit Bid Purchase Price of the Owned Contracts plus interest thereon at the rate of 11% per annum from December 15, 1997, plus an additional charge for servicing the Owned Contracts (the "Owned Contracts Servicing Fee"), calculated on a monthly basis, of the greater of 1/12 of 3 1/4% of the outstanding principal balance of the Owned Contracts or $15.00 per Owned Contract, applied only to Owned Contracts that are less than 120 days past due and for which the related vehicle has not been repossessed and (ii) collections and proceeds of the Owned Contracts (collectively, the "Secured Claim Recovery Amount"), and (B) granted a lien (the "Replacement Lien") on the stock of First Merchants Auto Receivables Corporation ("FMARC") and First Merchants Auto Receivables Corporation II ("FMARC II"), the holders of the residual interests and certain equity certificates (collectively, the "B Pieces") of the various Securitized Pools of FMAC, to secure the Secured Claim Recovery Amount and the Modified UDC Fee (defined below). In the event that the Owned Contracts are not being serviced by the Company, a wholly-owned subsidiary of the Company, or another affiliate or assignee of the Company that meets certain conditions (an "Authorized Servicer"), without the prior written consent of FMAC (an "Owned Loan Servicing Change"), which consent will not be unreasonably withheld, the Secured Claim Recovery Amount will be limited to $10 million.

     Assuming that the Effective Date of the Plan has occurred, any recovery on the Owned Contracts in excess of the Secured Claim Recovery Amount will be shared with FMAC on the basis of 82 1/2% for the benefit of FMAC and 17 1/2% for the benefit of the Company (the "Excess Collections Split"). After payment in full of the Secured Claim Recovery Amount, the DIP Facility (defined below), the Modified UDC Fee (defined below), and certain other amounts, any further distributions from the B Pieces will be shared between the Company and FMAC on the same basis as the Excess Collections Split. In the event that an Owned Loan Servicing Change occurs, the Excess Collections Split will change to 85% for the benefit of FMAC and 15% to the Company with respect to the B Pieces and, subject to certain adjustments, 100% for the benefit of FMAC and 0% to the Company with respect to the Owned Contracts. The Company will not be entitled to receive any share of the Excess Collections Split relating to a Securitized Pool for any period during which it is not acting as servicer for such Securitized Pool.

     Assuming that the Effective Date of the Plan has occurred, the confirmed FMAC Plan of Reorganization states that, at the option of the Company, the Company may distribute the Stock Option Shares to FMAC or at the request of FMAC and pursuant to its instructions directly to the unsecured creditors of FMAC, in lieu of FMAC's right to receive all or a portion of distributions under the Excess Collections Split (including both recoveries under the Excess Collections Split from the Owned Contracts and the B Pieces) in cash (the

"Stock Option"). If the Company decides to exercise the Stock Option, the Company must give FMAC at least 15 days advance written notice (the "Option Notice") (and make a public announcement on the same date as the giving of the notice) of the date on which the Company will exercise the Stock Option (the "Exercise Date") and the number of Stock Option Shares that the Company will issue on the Exercise Date. The Company may exercise the Stock Option one time only, with exercise being the actual delivery of the Stock Option Shares. Revocation of the Option Notice shall not be deemed to be an exercise of the Stock Option by the Company. On the Exercise Date, the aggregate value of the distribution shall be determined by multiplying the Stock Option Shares by 98% of the average of the closing prices for the previous 10 trading days of Company Common Stock on Nasdaq or such other market on which such stock may be traded (the "Stock Option Value"). After issuance and delivery of the Stock Option Shares, the Company will be entitled to receive FMAC's share of cash distributions under the Excess Collections Split (including both recoveries under the Excess Collections Split from the Owned Contracts and the B Pieces) from and after the Exercise Date until the Company has received cash distributions equal to the Stock Option Value. This would be in addition to the Company's right to receive its share under the Excess Collections Split. Once the Company has received cash distributions equal to the Stock Option Value, FMAC will retain the remaining portion of its share of cash distributions under the Excess Collections Split, if any, in excess of the Stock Option Value. The Company will not be entitled to exercise the Stock Option unless (i) the value of its Common Stock on the Exercise Date and the closing price for its Common Stock on each day during the previous ten trading days shall be at least $8.00 per share, (ii) the Company shall have caused (at its sole cost and expense) the Stock Option Shares to be registered under the Securities Act, and be unrestricted and fully transferable, and shall have taken all steps necessary to allow FMAC to distribute the Stock Option Shares to its unsecured creditors, and
(iii) the Company shall not have purchased any of its Common Stock (except upon the exercise of previously issued and outstanding options, warrants, stock appreciation rights or other rights) or announced any stock repurchase programs from and after the delivery of the Option Notice through the Exercise Date.

     At the commencement of the Bankruptcy Case, the Company agreed to provide up to $10 million of "debtor-in-possession" financing (the "DIP Facility"). Borrowings under the DIP Facility originally were to mature on February 28, 1998 and accrue interest at the rate of 12% per annum. The DIP Facility was originally secured by super priority liens on all of FMAC's assets then existing or thereafter acquired. The DIP Facility was subsequently amended (i) to provide for additional advances to pay administrative and post-plan confirmation operating expenses of FMAC, provided that total advances under the DIP Facility may not exceed $21.5 million, (ii) to be secured by the Retained Assets, including the Tax Refunds, (iii) to reduce the interest rate on borrowings outstanding under the DIP Facility (effective on the date of confirmation of the Plan of Reorganization) to 10% per annum; and (iv) to waive the maturity date of the DIP Facility. The first $10 million of Tax Refunds will be used to pay down the DIP Facility and will permanently reduce the amount of the DIP Facility. Thereafter, the DIP Facility will be permanently paid down from distributions on the B Pieces, after payment of the Secured Claim Recovery Amount. Payments made from other sources on the DIP Facility will not permanently reduce the amount thereof and FMAC will be allowed to reborrow such amounts under the facility. The Company's increase in the DIP Facility to $21.5 million was agreed to in exchange for an agreement by the parties involved to assign the receivables in the Securitized Pools that were charged off prior to February 28, 1998 to the Company. The Company would be entitled to retain 30% of every dollar collected on the charged off receivables. The remaining 70% out of every dollar collected would be accumulated in an interest bearing account ("Charged Off Receivable Funds"). When the spread account in an applicable Securitized Pool reaches a certain coverage (the "Coverage Point"), the Charged Off Receivable Funds relating to that Pool would be released. One percent of the face amount of all receivables charged off prior to or on November 30, 1997 and 2% of the face amount of all receivables charged off from December 1, 1997 to and including February 28, 1998 would be released back to the applicable Pool and would be available for distribution in accordance with the Excess Collections Split. Any additional collections with respect to charged-off receivables relating to a Securitized Pool that has reached the Coverage Point would be retained by the Company. The increase in the DIP Facility to $21.5 million is contingent on the occurrence of the Effective Date of FMAC's Plan of Reorganization.

     FMAC will pay the Company on a non-recourse basis a fee of $450,000 payable prior to any payments pursuant to the Excess Collections Split solely from collections on the B Pieces and secured by a pledge of the stock of FMARC and FMARC II, subordinate only to the DIP Facility, the Secured Claim Recovery Amount and prior pledges of the FMARC II stock (the "Modified UDC Fee"). The Company also will receive reimbursement of out-of-pocket expenses related to the DIP Facility of $100,000 on the Effective Date of the FMAC Plan of Reorganization.

     The Company entered into a Servicing Agreement dated December 18, 1997 (the "Owned Contracts Servicing Agreement") between the Company and the Contract Purchaser, pursuant to which the Owned Contracts would be serviced by the Company in the event that FMAC ceases to service the Owned Contracts. The Company anticipates that it will begin servicing the Owned Contracts on the Effective Date. The Company will receive a servicing fee under the Owned Contracts Servicing Agreement. On the Effective Date, it is anticipated that the Company will also enter into amendments, with FMAC and other parties thereto, to the existing Pooling and Servicing Agreements and Sale and Servicing Agreements that currently govern servicing of the receivables in the Securitized Pools of FMAC, which amendments would provide for the Company to service such Securitized Pools. The Company would begin servicing these receivables on the Effective Date. Under these agreements, the Company would receive a servicing fee for servicing the receivables in the Securitized Pools of the greater of (i) 3.25% per annum of the aggregate outstanding principal balance of substantially all of the non-defaulted receivables computed monthly on the basis of the declining balance of the receivables portfolio or (ii) $15 per receivable per month, plus reimbursement of certain costs and expenses.

     On the Effective Date, the Company will contribute to FMAC all of its shares of FMAC common. On that date, the Company will also issue the FMAC Warrants to FMAC for its benefit or the benefit of its secured creditors and equity holders. The Effective Date of FMAC's Plan of Reorganization is subject to a number of conditions precedent, which as of March 29, 1998 had not yet been satisfied. The Company cannot predict whether such conditions precedent will be satisfied or when or if the Effective Date will occur.

     Industry Considerations. In recent periods, several major used car finance companies have announced major downward adjustments to their financial statements, violations of loan covenants, related litigation, and other events. In addition, certain of these companies have filed for bankruptcy protection. These announcements have had a disruptive effect on the market for securities of sub-prime automobile finance companies, have resulted in a tightening of credit to the sub-prime markets, and could lead to enhanced regulatory oversight. A reduction in access to the capital markets or to credit sources could have an adverse affect on the Company.

     Capital Expenditures and Commitments. The Company is pursuing an aggressive growth strategy. In January 1997, the Company acquired selected assets of a group of companies engaged in the business of selling and financing used motor vehicles, including four dealerships located in the Tampa Bay/St. Petersburg market (Seminole). In March 1997, the Company opened its first used car dealership in the Las Vegas market. In April 1997, the Company acquired selected assets of a company in the business of selling and financing used motor vehicles, including seven dealerships located in the San Antonio market (EZ
Plan). In September 1997, the Company acquired selected assets of a company in the business of selling used motor vehicles, including six dealerships in the Los Angeles market, two in the Miami market, two in the Atlanta market and two in the Dallas market (Kars). In addition, the Company has one dealership in Phoenix, two in San Antonio, two in Dallas, two in Atlanta, one in Albuquerque and three in Tampa currently under development. In addition, the Company opened two additional dealerships in the Albuquerque market and three additional dealerships in the Phoenix market, one additional dealership in the Tampa/St. Petersburg market, and four additional dealerships in the Atlanta market during 1997.

     On July 11, 1997, the Company entered into an agreement to provide "debtor-in-possession" financing to First Merchants Acceptance Corporation in an amount up to $10.0 million. Assuming that the Effective Date of the Plan has occurred, the agreement has been amended to increase the maximum commitment to $21.5 million. The Company had advanced $10.9 million against this commitment as of December 31, 1997.

     The Company intends to finance these expenditures through operating cash flows and supplemental borrowings, including amounts available under the Revolving Facility and the Securitization Program, if any.

     Sale-Leaseback of Real Property. In March 1998, the Company executed a commitment letter with an investment company for the sale-leaseback of up to $37.0 million in real property. Pursuant to the terms of the commitment letter, which is subject to final negotiation, approval of the Company's Board of Directors, and execution of definitive agreements, the Company would sell certain real property to the investment company for its original cost and leaseback the properties for an initial term of twenty years. The Company would retain certain extension options, and pay monthly rents of approximately one-twelfth of 10.75% of the purchase price plus all occupancy costs and taxes. The commitment letter calls for annual increases in the monthly rents of not less than 2%. The ultimate terms of the agreement may differ from those described herein.

     Common Stock Repurchase Program. In October 1997, the Company's Board of Directors authorized a stock repurchase program by which the Company may acquire up to one million shares of its Common Stock from time to time on the open market. Under the program, purchases may be made depending on market conditions, share price, and other factors. The stock repurchase program will terminate on December 31, 1998, unless extended by the Company's Board of Directors, and may be discontinued at any time. As of the date of filing of this Form 10-K, the Company had not repurchased any shares of its Common Stock.

     Year 2000. The Company has commenced a study of its computer systems in order to assess its exposure to year 2000 issues. The Company expects to make the necessary modifications or changes to its computer information systems to enable proper processing of transactions relating to the year 2000 and beyond. The Company estimates that it will cost from $500,000 to $1.0 million to modify its existing systems, should it choose to do so. The Company will evaluate appropriate courses of action, including replacement of certain systems whose associated costs would be recorded as assets and subsequently amortized, or modification of its existing systems which costs would be expensed as incurred. Resolution of all year 2000 issues is critical to the Company's business. There can be no assurance that the Company will be able to completely resolve all year 2000 issues in a timely fashion or that the ultimate cost to identify and implement solutions to all year 2000 problems will not be material to the Company. See Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Data Processing and Technology and Year 2000."

INFLATION

     Increases in inflation generally result in higher interest rates. Higher interest rates on the Company's borrowings would decrease the profitability of the Company's existing portfolio. The Company will seek to limit this risk through its Securitization Program and, to the extent market conditions permit, for contracts originated at Company Dealerships, either by increasing the interest rate charged, or the profit margin on, the cars sold, and for bulk purchases, by increasing the purchase discount at which the Company purchases the contract portfolio. To date, inflation has not had a significant impact on the Company's operations.

ACCOUNTING MATTERS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which became effective for the Company January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Management does not expect the adoption of SFAS No. 130 to have a material impact on the Company.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) which became effective for the Company January 1, 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to stockholders. Management does not expect the adoption of SFAS No. 131 to have a material impact on the Company.

RISK FACTORS

  No Assurance of Profitability

     The Company began operations in 1992 and incurred significant operating losses in 1994 and 1995. The Company recorded net earnings of $5.9 million in 1996 and net earnings in 1997 of $9.5 million. However, the Company incurred a net loss for the three month period ended September 30, 1997 due in large part to a charge of $10.0 million (approximately $6.0 million, net of income taxes) against Residuals in Finance Receivables Sold. Although the Company regained profitability in the three month period ended December 31, 1997, the Company also announced that it intends to close its Branch Office network and take a charge to earnings with respect to such closure in 1998 (see Part I. Item 1. "Business -- Strategic Evaluation of Third Party Dealer Operations"). There can be no assurance that the Company will maintain profitability in future periods.

     The Company's ability to sustain profitability will depend primarily upon its ability to: (i) expand its revenue generating operations while not proportionately increasing its administrative overhead; (ii) originate and purchase contracts with an acceptable level of credit risk; (iii) effectively collect payments due on the contracts in its portfolio; (iv) locate sufficient financing, with acceptable terms, to fund the expansion of used car sales and the origination and purchase of additional contracts; and (v) adapt to the increasingly competitive market in which it operates. Outside factors, such as the economic, regulatory, and judicial environments in which it operates, will also have an effect on the Company's business. The Company's inability to achieve or maintain any or all of these objectives could have a material adverse effect on the Company.

  Dependence on Securitizations

     In recent periods, the Company's earnings (loss) from operations have been significantly impacted by the sales of contract receivables and the earnings
(loss) recorded by the Company on the Residuals in Finance Receivables Sold. The Company's ability to successfully complete securitizations in the future may be affected by several factors, including the condition of securities markets generally, conditions in the asset-backed securities markets specifically, and the credit quality of the Company's portfolio. The amount of any gain on sale in connection with securitizations is based upon certain estimates and assumptions, which may not subsequently be realized. To the extent that actual cash flows on a securitization differ materially from the original securitization assumptions, and in the opinion of management those differences appear to be other than temporary in nature, the Company is required to revalue the Residuals in Finance Receivables Sold, and record a charge to earnings based upon the reduction. In addition, the Company records ongoing income based upon the cash flows on Residuals in Finance Receivables Sold. The income recorded on the Residuals in Finance Receivables Sold will vary from quarter to quarter based upon cash flows received in a given period. To the extent that cash flows are deficient, charge offs of finance receivables exceed estimates, or assumptions that were applied to the underlying portfolio are not realized, and in the opinion of management those differences appear to be other than temporary in nature, the Company is required to revalue the Residuals in Finance Receivables Sold, and record a charge to earnings.

     During the year ended December 31, 1997, the Company recorded a charge of $10.0 million ($6.0 million after taxes) against the Residuals in Finance Receivables Sold. The charge resulted from an upward revision in the Company's net charge off assumptions related to the underlying contract portfolios supporting the Company's Residuals in Finance Receivables Sold. Although the Company believes the charge is adequate to adjust the assumptions to a level which will more closely approximate future net losses in the underlying contract portfolio, there can be no assurance in that regard.

     CRC and CRC II (the Securitization Subsidiaries), are the Company's wholly-owned special purpose "bankruptcy remote" entities. Their assets include Residuals in Finance Receivables Sold and Investments Held in Trust, in the amounts of $29.4 million and $17.6 million, respectively, at December 31, 1997, which amounts would not be available to satisfy claims of creditors of the Company

  Dependence on External Financing; Cash Position

     The Company has borrowed, and will continue to borrow, substantial amounts to fund its operations. In this regard, the Company's operations, including its recently initiated Cygnet Dealer Program, are highly capital intensive. Currently, the Company receives financing pursuant to the Revolving Facility with GE Capital, which has a maximum commitment of $100.0 million. Under the Revolving Facility, the Company may borrow up to 65.0% of the principal balance of eligible Company Dealership contracts and up to 86.0% of the principal balance of eligible Third Party Dealer contracts. However, an amount up to ten million dollars (such amount being reduced as collections on certain contracts are received by the Contract Purchaser) of the borrowing capacity under the Revolving Facility is not available at any time when the guarantee of the Company to the Contract Purchaser (as described above under "-- Transactions Regarding First Merchants Acceptance Corporation") is in effect. The Revolving Facility is secured by substantially all of the Company's assets. In addition, the Revolving Facility and/or other credit facilities of the Company contain various restrictive covenants that limit, among other things, the Company's ability to engage in mergers and acquisitions, incur additional indebtedness, and pay dividends or make other distributions, and also requires the Company to meet certain financial tests. Although the Company believes it is currently in compliance with the terms and conditions of the Revolving Facility and such other facilities, there can be no assurance that the Company will be able to continue to satisfy such terms and conditions or that the Revolving Facility will be extended beyond its current expiration date. In addition, the Company has established a Securitization Program pursuant to which the Company is subject to numerous terms and conditions. See "-- Liquidity and Capital Resources" above in this Item 7. Failure of the Company to engage in securitization transactions could have a material adverse effect on the Company.

     The Company's cash and cash equivalents decreased from $18.5 million at December 31, 1996 to $3.5 million at December 31, 1997. This decrease is due in large part to the growth of the Cygnet Dealer Program loan portfolio and the making of debtor-in-possession loans in connection with the reorganization of FMAC (see "- Transactions Regarding First Merchants Acceptance Corporation" above in this Item 7), as well as the growth in vehicle inventory and property and equipment. The Company is currently evaluating its alternatives for the future financing of the Cygnet Dealer Program. On January 28, 1998, the Company borrowed $7 million from Greenwich Capital (the "Greenwich Loan"), the proceeds of which were utilized to reduce the Revolving Facility. The Greenwich Loan is repayable on April 28, 1998. In addition, on February 19, 1998, the Company entered into the $30.0 million standby repurchase credit facility discussed above, the repurchase obligations under which are due on March 31, 1998. There can be no assurance that the Company will have the liquidity to repay the Greenwich Loan or fulfill its repurchase obligations when due. The Company is currently evaluating other longer term financing options, including certain additional financing transactions that may be entered into with Greenwich Capital. There can be no assurance that any further securitizations will be completed or that the Company will be able to secure additional financing when and as needed in the future, or on terms acceptable to the Company.

  Poor Creditworthiness of Borrowers; High Risk of Credit Losses

     Substantially all of the contracts that the Company services are with Sub-Prime Borrowers. Due to their poor credit histories and/or low incomes, Sub-Prime Borrowers are generally unable to obtain credit from traditional financial institutions, such as banks, savings and loans, credit unions, or captive finance companies owned by automobile manufacturers. The Company has established an Allowance for Credit Losses, which approximated 19.5% and 13.9% of contract principal balances as of December 31, 1997 and 1996, respectively, to cover anticipated credit losses on the contracts currently in its portfolio. At December 31, 1997 and 1996, the principal balance of the retained and securitized loan portfolios of delinquent contracts in excess of thirty days past due as a percentage of total outstanding contract principal balances was 5.7% and 5.2%, respectively. The Company's net charge offs on its retained portfolio as a percentage of average principal outstanding for the years ended December 31, 1997 and 1996 were 12% and 16.7%, respectively. The Company believes its current Allowance for Credit Losses is adequate to absorb anticipated credit losses. However, there is no assurance that the Company has adequately provided for, or will adequately provide for, such credit risks or that credit losses in excess of its Allowance for Credit Losses will not occur in the future. A significant variation in the timing of or increase in credit losses on the Company's portfolio would have a material adverse effect on the Company.

     The Company has initiated its Cygnet Dealer Program, pursuant to which the Company provides qualified Third Party Dealers with warehouse purchase facilities and operating lines of credit primarily secured by such dealers' retail installment contract portfolios and/or inventory. While the Company requires Third Party Dealers to meet certain minimum net worth and operating history criteria to be considered for inclusion in the Cygnet Dealer Program, the Company will, nevertheless, be extending credit to dealers who may not otherwise be able to obtain debt financing from traditional lending institutions such as banks, credit unions, and major finance companies. Consequently, similar to its other financing activities, the Company will be subject to a high risk of credit losses that could have a material adverse effect on the Company and on the Company's ability to meet its own financing obligations.

  Potential Change in Business Strategy

     The Company is evaluating strategic alternatives for certain of its business segments. Specifically, the Company is reviewing the potential sale or spin-off to third parties or shareholders of the Company's Third Party Dealer operations, including its third party purchasing and servicing operations, Cygnet Dealer Program, insurance operations, and related portfolios. Any sale or spin-off would be subject to a number of factors, including satisfactory resolution of relevant business, accounting, regulatory, legal, and tax issues. No change in the Company's primary business of selling and financing used cars through its dealership network is being considered. There can be no assurance that the Company will effect a sale or spin-off of any business operation; what form that such a transaction would take if implemented, including whether stockholders will receive or be able to acquire equity interests in any operation sold or spun-off; or that any sale or spin-off would prove successful or economically beneficial to the Company or its stockholders. Further, failure to implement a sale or spin-off could adversely affect the Company's operations and financial condition, as well as the market for its Common Stock and warrants. In addition, under the Company's most recent securitizations, a sale or spin-off of its servicing operations would constitute a "termination event," under which the insurer in respect of the securitization could terminate the Company's servicing rights. Further, upon a termination event, distributions in connection with the Company's residual interest in such securitization effectively would be suspended until the interest of third party holders is paid in full.

     In connection with its strategic evaluation, the Company determined to close its Branch Office network but to continue to pursue its Cygnet Dealer Program and the bulk purchase and/or servicing of contracts originated by other subprime lenders, which it believes is a more efficient method of purchasing or obtaining servicing rights to sub-prime automobile contracts. There can be no assurance that the restructuring of the Company's Third Party Dealer operations and focus on the purchase and/or servicing of large contract portfolios will prove successful, will enhance the Company's profitability or, if pursued, will facilitate a sale, spin-off, or other disposition of these operations. There can also be no assurance that the Company will be able to maintain sufficient liquidity to fund additional bulk contract purchases.

  Data Processing and Technology and Year 2000

     The success of any participant in the sub-prime industry, including the Company, depends in part on its ability to continue to adapt its technology, on a timely and cost-effective basis, to meet changing customer and industry standards and requirements. The Company recently converted to a new loan servicing and collection data processing system at its Gilbert, Arizona facility which services the Company's Arizona, Nevada, and New Mexico Company Dealership loan portfolios as well as substantially all of the Third Party Dealer Branch Office loan portfolio. In connection with the conversion, the Company confronted various implementation and integration issues, which management believes have resulted in increases in both contract delinquencies and charge offs. Although many of these issues have been resolved, failure to promptly and fully resolve all issues could have a material adverse effect on the Company.

     The Company services its loan portfolios on loan servicing and collection data processing systems on various platforms. In the future, the Company may migrate and convert all of its Company Dealership loan servicing and collection data processing to a single loan servicing and collection data processing system. Failure to successfully migrate and convert to a single loan servicing and data processing system could have a material adverse affect on the Company.

     The Company has commenced a study of its computer systems in order to assess its exposure to year 2000 issues. The Company expects to make the necessary modifications or changes to its computer information systems to enable proper processing of transactions relating to the year 2000 and beyond. The Company estimates that it will cost from $500,000 to $1.0 million to modify its existing systems, should it choose to do so. The Company will evaluate appropriate courses of action, including replacement of certain systems whose associated costs would be recorded as assets and subsequently amortized or modification of its existing systems which costs would be expensed as incurred. However, failure of the Company to fully address and resolve its year 2000 issues, including modification of its existing systems, replacement of such systems, or other matters could have a material adverse effect on the Company.

     The Company is dependent on its loan servicing and collection facilities as well as long-distance and local telecommunications access in order to transmit and process information among its various facilities. The Company maintains a standard program whereby it prepares and stores off site back ups of its main system applications and data files on a routine basis. Due primarily to the Company's recent acquisitions and significant growth, the Company believes that its current disaster response plan will need to be revised. Although management intends to update the disaster response plan during 1998, there can be no assurance a failure will not occur in the interim or that the plan as revised will prevent or enable timely resolution of any systems failure. Further, a natural disaster, calamity, or other significant event that causes long-term damage to any of these facilities or that interrupts its telecommunications networks could have a material adverse effect on the Company.

  Risks Relating to FMAC Transaction

     In recent periods, the Company has been actively involved in the reorganization proceeding of FMAC. See Part I. Item 1. "Business -- Recent Acquisitions and Agreements -- Transactions involving First Merchants Acceptance Corporation" and Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     There can be no assurance that the servicing rights and interests in the residual interests in securitizations obtained or to be obtained on the Effective Date by the Company will prove valuable or profitable. Neither the issuance of the FMAC Warrants nor any other consideration to be given by the Company is conditioned upon the profit ultimately achieved by the Company. Further, the FMAC Warrants, Bank Group Warrants, and Stock Option Shares will further dilute the Company's equity and could adversely affect the market and price for the Common Stock. The Company has guaranteed a 10.35% return on certain Owned Contracts acquired from FMAC and sold to the Contract Purchaser, subject to a maximum guarantee of $10.0 million. Although FMAC has provided a similar guarantee to the Company payable out of certain distributions from residual interests held by FMAC in securitization transactions, there can be no assurance that there will be sufficient distributions from the residual interests to support the guarantee. The Company's debtor-in-possession loans to FMAC and certain fees payable to the Company would also be payable out of certain expected tax refunds of FMAC and/or distributions from residual interests in FMAC's securitization transactions. Although the Company anticipates collecting such items, there can be no assurance that these loans or fees will be paid. Payments pursuant to the residual interests may not be made until the senior certificates in the securitization transactions are paid in full. Certain benefits to the Company in the transaction would be contingent on the Company, a wholly-owned subsidiary of the Company, or an Authorized Servicer servicing the Owned Contracts and/or certain other receivables currently serviced by FMAC. In the event that the Company, its subsidiary, or an Authorized Servicer does not obtain or retain such servicing rights, the Company could be materially adversely affected.

  No Assurance of Successful Acquisitions

     In 1997, the Company completed three significant acquisitions (Seminole, EZ Plan, and Kars) and intends to consider additional acquisitions, alliances, and transactions involving other companies that could complement the Company's existing business. There can be no assurance that suitable acquisition parties, joint venture candidates, or transaction counterparties can be identified, or that, if identified, any such transactions will be consummated on terms favorable to the Company, or at all. Furthermore, there can be no assurance that the Company will be able to integrate successfully such acquired businesses, including those recently acquired, into its existing operations, which could increase the Company's operating expenses in the short-term and adversely affect the Company. Moreover, these types of transactions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. As of December 31, 1997, the Company had goodwill totaling approximately $17.9 million, the components of which will be amortized over a period of 15 to 20 years. These transactions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company.

  Highly Competitive Industry

     Although the used car sales industry has historically been highly fragmented, it has attracted significant attention from a number of large companies, including AutoNation, U.S.A. and Driver's Mart, which have entered the used car sales business or announced plans to develop large used car sales operations. Many franchised new car dealerships have also increased their focus on the used car market. The Company believes that these companies are attracted by the relatively high gross margins that can be achieved in this market and the industry's lack of consolidation. Many of these companies and franchised dealers have significantly greater financial, marketing, and other resources than the Company. Among other things, increased competition could result in increased wholesale costs for used cars, decreased retail sales prices, and lower margins.

     Like the sale of used cars, the business of purchasing and servicing contracts originated from the sale of used cars to Sub-Prime Borrowers is highly fragmented and very competitive. In recent years, several consumer finance companies have completed public offerings in order to raise the capital necessary to fund expansion and support increased purchases of contracts. These companies have increased the competition for the purchase of contracts, in many cases purchasing contracts at prices that the Company believes are not commensurate with the associated risk. There are numerous financial services companies serving, or capable of serving, this market, including traditional financial institutions such as banks, savings and loans, credit unions, and captive finance companies owned by automobile manufacturers, and other non-traditional consumer finance companies, many of which have significantly greater financial and other resources than the Company. Increased competition may cause downward pressure on the interest rates the Company charges on contracts originated by its Company Dealerships or cause the Company to reduce or eliminate the nonrefundable acquisition discount on the contracts it purchases from Third Party Dealers, which could have a material adverse effect on the Company. Similarly, increased competition may be a reason for a potential Company sale or spin-off to third parties or shareholders of Third Party Dealer operations, including its third party purchasing and servicing operations, Cygnet Dealer Program, insurance operations, and related portfolios.

  General Economic Conditions

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

  Industry Considerations and Legal Contingencies

     In recent periods, several major used car finance companies have announced major downward adjustments to their financial statements, violations of loan covenants, related litigation, and other events. In addition, certain of these companies have filed for bankruptcy protection. These announcements have had a disruptive effect on the market for securities of sub-prime automobile finance companies, have resulted in a tightening of credit to the sub-prime markets, and could lead to enhanced regulatory oversight. Furthermore, companies in the used vehicle financing market have been named as defendants in an increasing number of class action lawsuits brought by customers alleging violations of various federal and state consumer credit and similar laws and regulations. Although the Company is not currently a named defendant in any such lawsuits, no assurance can be given that such claims will not be asserted against the Company in the future or that the Company's operations will not be subject to enhanced regulatory oversight.

  Need to Establish and Maintain Relationships with Third Party Dealers

     Pursuant to the Cygnet Dealer Program, the Company enters into financing agreements with qualified Third Party Dealers. The Company's Third Party Dealer financing activities depend in large part upon its ability to establish and maintain relationships with such dealers. While the Company believes that it has been successful in developing and maintaining relationships with Third Party Dealers in the markets that it currently serves, there can be no assurance that the Company will be successful in maintaining or increasing its existing Third Party Dealer base, or that a sufficient number of qualified dealers will become involved in the Cygnet Dealer Program.

  Geographic Concentration

     Company Dealership operations are currently located in Arizona, Georgia, California, Texas, Florida, Nevada, and New Mexico. Because of this concentration, the Company's business may be adversely affected in the event of a downturn in the general economic conditions existing in the Company's primary markets.

  Sensitivity to Interest Rates

     A substantial portion of the Company's financing income results from the difference between the rate of interest it pays on the funds it borrows and the rate of interest it earns on the contracts in its portfolio. While the contracts the Company owns bear interest at a fixed rate, the indebtedness that the Company incurs under its Revolving Facility bears interest at a floating rate. In the event the Company's interest expense increases, it would seek to compensate for such increases by raising the interest rates on its Company Dealership contracts, increasing the acquisition discount at which it purchases Third Party Dealer contracts, or raising the retail sales prices of its used cars. To the extent the Company were unable to do so, the Company's net interest margins would decrease, thereby adversely affecting the Company's profitability.

  Impact of Usury Laws

     Historically, a significant portion of the Company's used car sales activities were conducted in, and a significant portion of the contracts the Company services were originated in, Arizona, which does not impose limits on the interest rate that a lender may charge. However, the Company has expanded, and will continue to expand, its operations into states that impose usury limits, such as Florida and Texas. The Company attempts to mitigate these rate restrictions by raising the retail prices of its used cars or purchasing contracts originated in these states at a higher discount. The Company's inability to mitigate rate restrictions in states imposing usury limits would adversely affect the Company's planned expansion and its results of operations. There can be no assurance that the usury limitations to which the Company is or may become subject or that additional laws, rules, and regulations that may be adopted in the future will not adversely affect the Company's business.

  Dependence Upon Key Personnel

     The Company's future success will depend upon the continued services of the Company's senior management as well as the Company's ability to attract additional members to its management team with experience in the used car sales and financing industry. The unexpected loss of the services of any of the Company's key management personnel, or its inability to attract new management when necessary, could have a material adverse effect upon the Company. The Company has entered into employment agreements (which include non-competition provisions) with certain of its officers. The Company does not currently maintain any key person life insurance on any of its executive officers.

  Control by Principal Stockholder

     Mr. Ernest C. Garcia, II, the Company's Chairman, Chief Executive Officer, and principal stockholder, holds approximately 25.1% of the outstanding Common Stock, including 136,500 shares held by The Garcia Family Foundation, Inc., an Arizona non-profit corporation, and 20,000 shares held by Verde Investments, Inc., a real estate investment corporation, controlled by Mr. Garcia. As a result, Mr. Garcia has a significant influence upon the activities of the Company, as well as on all matters requiring approval of the stockholders, including electing or removing members of the Company's Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and changing the Company's dividend policy.

  Potential Anti-Takeover Effect of Preferred Stock

     The Company's Certificate of Incorporation authorizes the Company to issue "blank check" Preferred Stock, the designation, number, voting powers, preferences, and rights of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors has the authority, without stockholder approval, to issue Preferred Stock with dividend, conversion, redemption, liquidation, sinking fund, voting, and other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. The Preferred Stock could be utilized, under certain circumstances, to discourage, delay, or prevent a merger, tender offer, or change in control of the Company that a stockholder might consider to be in its best interests. Although the Company has no present intention of issuing any shares of its authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

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

     The Company believes that it is currently in substantial compliance with all applicable material federal, state, and local laws and regulations. There can be no assurance, however, that the Company will be able to remain in compliance with such laws, and such failure could result in fines or interruption or cessation of certain of the business activities of the Company and could have a material adverse effect on the operations of the Company. In addition, the adoption of additional statutes and regulations, changes in the interpretation of existing statutes and regulations, or the Company's entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company.

  Possible Volatility of Stock Price

     The market price of the Common Stock has been and may continue to be volatile in response to such factors as, among others, variations in the anticipated or actual results of operations of the Company or other companies in the used car sales and finance industry, changes in conditions affecting the economy generally, analyst reports, or general trends in the industry.

       ITEM 8 -- CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ugly Duckling Corporation:

     We have audited the accompanying consolidated balance sheets of Ugly Duckling Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ugly Duckling Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          /s/ KPMG Peat Marwick LLP

Phoenix, Arizona
February 10, 1998

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS
Cash and Cash Equivalents...................................  $  3,537    $ 18,455
Finance Receivables, Net....................................   123,093      60,952
Investments Held in Trust...................................    18,914       3,479
Notes Receivable, Net.......................................    22,773       1,063
Inventory...................................................    33,888       5,752
Property and Equipment, Net.................................    41,252      20,652
Intangible Assets, Net......................................    17,543       2,150
Other Assets................................................    18,054       5,580
                                                              --------    --------
                                                              $279,054    $118,083
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable..........................................  $  3,004    $  2,132
  Accrued Expenses and Other Liabilities....................    17,105       6,728
  Notes Payable.............................................    65,171      12,904
  Subordinated Note Payable.................................    12,000      14,000
                                                              --------    --------
          Total Liabilities.................................    97,280      35,764
                                                              --------    --------
Stockholders' Equity
  Preferred Stock...........................................        --          --
  Common Stock..............................................   172,622      82,612
  Retained Earnings (Accumulated Deficit)...................     9,152        (293)
                                                              --------    --------
          Total Stockholders' Equity........................   181,774      82,319
Commitments, Contingencies and Subsequent Events
                                                              --------    --------
                                                              $279,054    $118,083
                                                              ========    ========

          See accompanying notes to Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------------
                                                           1997               1996               1995
                                                       ------------        -----------        -----------
                                                       (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
Sales of Used Cars.................................      $123,814            $53,768            $47,824
Less:
  Cost of Used Cars Sold...........................        66,509             29,890             27,964
  Provision for Credit Losses......................        24,075              9,811              8,359
                                                         --------            -------            -------
                                                           33,230             14,067             11,501
                                                         --------            -------            -------
Other Income:
  Interest Income..................................        34,384             15,856             10,071
  Gain on Sale of Loans............................        21,713              4,434                 --
  Servicing Income.................................         7,230                921                 --
  Other Income.....................................         3,977                650                308
                                                         --------            -------            -------
                                                           67,304             21,861             10,379
                                                         --------            -------            -------
Income before Operating Expenses...................       100,534             35,928             21,880
Operating Expenses:
  Selling and Marketing............................        10,567              3,585              3,856
  General and Administrative.......................        65,000             19,538             14,726
  Depreciation and Amortization....................         3,683              1,577              1,314
                                                         --------            -------            -------
                                                           79,250             24,700             19,896
                                                         --------            -------            -------
Income before Interest Expense.....................        21,284             11,228              1,984
Interest Expense...................................         5,260              5,262              5,956
                                                         --------            -------            -------
Earnings (Loss) before Income Taxes................        16,024              5,966             (3,972)
Income Taxes.......................................         6,579                100                 --
                                                         --------            -------            -------
Net Earnings (Loss)................................      $  9,445            $ 5,866            $(3,972)
                                                         ========            =======            =======
Basic Earnings (Loss) per Share....................      $   0.53            $  0.63            $ (0.72)
                                                         ========            =======            =======
Diluted Earnings (Loss) per Share..................      $   0.52            $  0.60            $ (0.72)
                                                         ========            =======            =======

          See accompanying notes to Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                                                               RETAINED         TOTAL
                                       SHARES                AMOUNT            EARNINGS     STOCKHOLDERS'
                                 ------------------   --------------------   (ACCUMULATED      EQUITY
                                 PREFERRED   COMMON   PREFERRED    COMMON      DEFICIT)       (DEFICIT)
                                 ---------   ------   ---------   --------   ------------   -------------
Balances at December 31,
  1994.........................       --     5,522    $     --    $     77     $(1,271)       $ (1,194)
Issuance of Common Stock.......       --        58          --          50          --              50
Conversion of Subordinated
  Notes Payable to Preferred
  Stock........................    1,000        --      10,000          --          --          10,000
Net Loss for the Year..........       --        --          --          --      (3,972)         (3,972)
                                  ------     ------   --------    --------     -------        --------
Balances at December 31,
  1995.........................    1,000     5,580      10,000         127      (5,243)          4,884
Issuance of Common Stock for
  Cash.........................       --     7,281          --      79,335          --          79,335
Conversion of Debt to Common
  Stock........................       --       444          --       3,000          --           3,000
Issuance of Common Stock to
  Board of Director's..........       --        22          --         150          --             150
Redemption of Preferred
  Stock........................   (1,000)       --     (10,000)         --          --         (10,000)
Preferred Stock Dividends......       --        --          --          --        (916)           (916)
Net Earnings for the Year......       --        --          --          --       5,866           5,866
                                  ------     ------   --------    --------     -------        --------
Balances at December 31,
  1996.........................       --     13,327         --      82,612        (293)         82,319
Issuance of Common Stock for
  Cash.........................       --     5,194          --      89,398          --          89,398
Issuance of Common Stock
  Warrants.....................       --        --          --         612          --             612
Net Earnings for the Year......       --        --          --          --       9,445           9,445
                                  ------     ------   --------    --------     -------        --------
Balances at December 31,
  1997.........................       --     18,521   $     --    $172,622     $ 9,152        $181,774
                                  ======     ======   ========    ========     =======        ========

          See accompanying notes to Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997         1996        1995
                                                            ---------    --------    --------
                                                                     (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net Earnings (Loss).....................................  $   9,445    $  5,866    $ (3,972)
  Adjustments to Reconcile Net Earnings (Loss) to Net Cash
     Provided by (Used in) Operating Activities:
     Provision for Credit Losses..........................     24,075       9,811       8,359
     Gain on Sale of Loans................................    (13,581)     (4,434)         --
     Issuance of Warrants for Notes Receivable............        612          --          --
     Decrease (Increase) in Deferred Income Taxes.........      1,394         249         449
     Depreciation and Amortization........................      3,683       1,577       1,314
     Decrease (Increase) in Inventory.....................    (21,821)        577      (1,500)
     Purchase of Finance Receivables for Sale.............   (301,116)    (45,989)         --
     Proceeds from Sale of Finance Receivables............    237,173      38,989          --
     Collections of Finance Receivables...................     62,454          --          --
     Increase in Other Assets.............................    (10,459)     (3,150)       (529)
     Increase in Accounts Payable, Accrued Expenses, and
       Other Liabilities..................................      8,726       2,949       3,035
     Increase (Decrease) in Income Taxes
       Receivable/Payable.................................     (1,377)        534        (984)
     Other, Net...........................................         --          --         169
                                                            ---------    --------    --------
          Net Cash Provided by (Used in) Operating
            Activities....................................       (792)      6,979       6,341
                                                            ---------    --------    --------
Cash Flows from Investing Activities:
  Increase in Finance Receivables.........................    (29,100)    (67,803)    (53,023)
  Collections of Finance Receivables......................         --      49,201      19,795
  Increase in Investments Held in Trust...................    (15,436)     (3,479)         --
  Net (Increase) Decrease in Notes Receivable.............    (13,487)        100          --
  Purchase of Property and Equipment......................    (19,373)     (6,111)     (3,195)
  Payment for Acquisition of Assets.......................    (46,316)         --          --
  Other, Net..............................................         --      (1,909)         --
                                                            ---------    --------    --------
          Net Cash Used in Investing Activities...........   (123,712)    (30,001)    (36,423)
                                                            ---------    --------    --------
Cash Flows from Financing Activities:
  Additions to Notes Payable..............................     22,448       1,000      22,259
  Repayments of Notes Payable.............................        (81)    (28,610)         --
  Net Issuance (Repayment) of Subordinated Notes
     Payable..............................................     (2,000)       (553)      6,262
  Redemption of Preferred Stock...........................         --     (10,000)         --
  Proceeds from Issuance of Common Stock..................     89,398      79,435           5
  Other, Net..............................................       (179)     (1,214)      2,807
                                                            ---------    --------    --------
          Net Cash Provided by Financing Activities.......    109,586      40,058      31,333
                                                            ---------    --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents......    (14,918)     17,036       1,251
Cash and Cash Equivalents at Beginning of Year............     18,455       1,419         168
                                                            ---------    --------    --------
Cash and Cash Equivalents at End of Year..................  $   3,537    $ 18,455    $  1,419
                                                            =========    ========    ========

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1997       1996      1995
                                                              -------    ------    -------
                                                                     (IN THOUSANDS)
Supplemental Statement of Cash Flows Information:
  Interest Paid.............................................  $ 5,382    $5,144    $ 5,890
                                                              =======    ======    =======
  Income Taxes Paid.........................................  $ 6,570    $  450    $   535
                                                              =======    ======    =======
  Assumption of Debt in Connection with Acquisition of
     Assets.................................................  $29,900    $   --    $    --
                                                              =======    ======    =======
  Conversion of Note Payable to Common Stock................  $    --    $3,000    $    --
                                                              =======    ======    =======
  Conversion of Subordinated Debt to Preferred Stock........  $    --    $   --    $10,000
                                                              =======    ======    =======
  Purchase of Property and Equipment with Notes Payable.....  $    --    $8,313    $    --
                                                              =======    ======    =======
  Purchase of Property and Equipment with Capital Leases....  $   357    $   57    $   792
                                                              =======    ======    =======

          See accompanying notes to Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND ACQUISITIONS

     Ugly Duckling Corporation, a Delaware corporation (the Company), was incorporated in April 1996 as the successor to Ugly Duckling Holdings, Inc.
(UDH), an Arizona corporation, formed in 1992. Contemporaneous with the formation of the Company, UDH was merged into the Company with each share of UDH's common stock exchanged for 1.16 shares of common stock in the Company and each share of UDH's preferred stock exchanged for one share of preferred stock in the Company under identical terms and conditions. UDH was effectively dissolved in the merger. The resulting effect of the merger was a recapitalization increasing the number of authorized shares of common stock to 20,000,000 and a 1.16-to-1 common stock split effective April 24, 1996. The stockholders' equity section of the Consolidated Balance Sheets and the Statements of Stockholders' Equity reflect the number of authorized shares after giving effect to the merger and common stock split. The Company's principal stockholder is also the sole stockholder of Verde Investments, Inc. (Verde). The Company's subordinated debt is held by, and the land for certain of its car dealerships and loan servicing facilities was leased from, Verde until December 31, 1996, see Note 14.

     During 1997, the Company completed several acquisitions. In January 1997, the Company acquired substantially all of the assets of Seminole Finance Corporation and related companies (Seminole) including four dealerships in Tampa/St. Petersburg and a contract portfolio of approximately $31.1 million in exchange for approximately $2.5 million in cash and assumption of $29.9 million in debt. In April 1997, the Company purchased substantially all of the assets of E-Z Plan, Inc. (EZ Plan), including seven dealerships in San Antonio and a contract portfolio of approximately $24.3 million in exchange for approximately $26.3 million in cash. In September 1997, the Company acquired substantially all of the dealership and loan servicing assets (but not the loan portfolio) of Kars Yes Holdings and related companies (Kars), including six dealerships in the Los Angeles market, two in the Miami market, two in the Atlanta market and two in the Dallas market, in exchange for approximately $5.5 million in cash. These acquisitions were recorded in accordance with the "purchase method" of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $16.0 million and has been recorded as goodwill, which is being amortized over periods ranging from fifteen to twenty years. The results of operations of the acquired operations have been included in the accompanying statements of operations from the respective acquisition dates.

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisitions had taken place on January 1, 1996. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisitions had been effective on January 1, 1996, (in thousands, except per share amounts):

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                            1997          1996
                                                         ----------    ----------
Sales of Used Cars...................................     $225,882      $244,074
                                                          ========      ========
Interest Income......................................     $ 47,857      $ 32,467
                                                          ========      ========
Other Income.........................................     $ 31,978      $ 12,244
                                                          ========      ========
Total Revenues.......................................     $305,717      $285,785
                                                          ========      ========
Net Loss.............................................     $(34,777)     $ (7,508)
                                                          ========      ========
Basic Loss Per Share.................................     $  (1.95)     $  (0.95)
                                                          ========      ========
Diluted Loss Per Share...............................     $  (1.95)     $  (0.95)
                                                          ========      ========

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Operations

     The Company, through its subsidiaries, owns and operates sales finance companies, used car sales dealerships, a property and casualty insurance company, and is a franchiser of rental car operations. Additionally, Champion Receivables Corporation and Champion Receivables Corporation II, "bankruptcy remote entities" are the Company's wholly-owned special purpose securitization subsidiaries. Their assets include residuals in finance receivables sold, and investments held in trust, in the amounts of $29,376,000 and $17,600,000 respectively, at December 31, 1997, and in the amounts of $9,889,000 and $2,843,000, respectively, at December 31, 1996, which amounts would not be available to satisfy claims of creditors of the Company.

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

  Concentration of Credit Risk

     The Company provides sales finance services in connection with the sales of used cars to individuals residing primarily in several metropolitan areas. The Company operated a total of forty-one, eight, and eight used car dealerships (company dealerships) in ten, two and two metropolitan markets in 1997, 1996 and 1995, respectively. CFS operated eighty-three, thirty-five and eight branch offices in twenty-one, twelve and one states in 1997, 1996, and 1995, respectively.

     Periodically during the year, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.

  Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. Cash equivalents generally consist of interest bearing money market accounts.

  Revenue Recognition

     Interest income is recognized using the interest method. Direct loan origination costs related to contracts originated at company dealerships are deferred and charged against finance income over the life of the related installment sales contract as an adjustment of yield. Pre-opening and start-up costs incurred on third party dealer branch offices are deferred and charged to expense over a twelve-month period. The accrual of interest is suspended if collection becomes doubtful, generally 90 days past due, and is resumed when the loan becomes current. Interest income also includes income on the Company's residual interests from its Securitization Program.

     Revenue from the sales of used cars is recognized upon delivery, when the sales contract is signed and the agreed-upon down payment has been received.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

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

     To the extent that actual cash flows on a securitization are below original estimates and differ materially from the original securitization assumptions, and in the opinion of management if those differences appear to be other than temporary in nature, the Company's residual will be adjusted, with corresponding charges against income in the period in which the adjustment is made. Such evaluations are performed on a security by security basis, for each certificate or spread account retained by the Company.

     Residuals in finance receivables sold are classified as "held-to-maturity" securities in accordance with SFAS No. 115.

  Servicing Income

     Servicing Income is recognized when earned. Servicing costs are charged to expense as incurred. In the event delinquencies and/or losses on the portfolio serviced exceed specified levels, the Company may be required to transfer the servicing of the portfolio to another servicer.

  Finance Receivables and Allowance for Credit Losses

     The Company originates installment sales contracts from its company dealerships and purchases contracts from third party dealers. Finance receivables consist of contractually scheduled payments from installment sales contracts net of unearned finance charges, accrued interest receivable, direct loan origination costs, and an allowance for credit losses, including acquired allowances.

     Finance receivables held for investment represent finance receivables that the Company expects to hold until they have matured. Finance receivables held for sale represent finance receivables that the Company expects to securitize.

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

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

     An allowance for credit losses (allowance) is established by charging the provision for credit losses and the allocation of acquired allowances. For contracts generated by the company dealerships, the allowance is established by charging the provision for credit losses. Contracts purchased from third party dealers are generally purchased with a nonrefundable acquisition discount (discount). The discount is negotiated with third party dealers pursuant to a financing program that bases the discount on, among other things, the credit risk of the borrower and the amount to be financed in relation to the car's wholesale value. The discount is allocated between discount available for credit losses and discount available for accretion to interest income. The portion of discount allocated to the allowance is based upon historical performance and write-offs of contracts acquired from third party dealers, as well as the general credit worthiness of the borrowers and the wholesale value of the vehicle. The remaining discount, if any, is deferred and accreted to income using the interest method.

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

  Notes Receivable

     Notes receivable are recorded at cost, less related allowance for impaired notes receivable. Management, considering information and events regarding the borrowers ability to repay their obligations, including an evaluation of the estimated value of the related collateral, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for credit losses through a charge to provision for credit losses. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been received and are recognized as interest income, thereafter.

  Inventory

     Inventory consists of used vehicles held for sale which is valued at the lower of cost or market, and repossessed vehicles which are valued at market value. Vehicle reconditioning costs are capitalized as a component of inventory cost. The cost of used vehicles sold is determined on a specific identification basis.

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

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

  Goodwill

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally fifteen to twenty years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

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

  Advertising

     All costs related to production and advertising are expensed in the period incurred or ratably over the year in relation to revenues or certain other performance measures. Advertising costs capitalized as of December 31, 1997 were immaterial. The Company had no advertising costs capitalized as of December 31, 1996.

  Stock Option Plan

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method as defined in SFAS No. 123 had been applied.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

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

  Earnings Per Share

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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

     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a materiel impact on the Company.

  Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     The Company adopted the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125) on January 1, 1997. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of SFAS No. 125 did not have a material impact on the Company.

  Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statement amounts to conform to the current year presentation.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

(3) FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

     A summary of finance receivables as of December 31, 1997 and 1996 follows (in thousands):

                                                           THIRD
                                             COMPANY       PARTY     CYGNET
                                           DEALERSHIPS    DEALERS    PROGRAM     TOTAL
                                           -----------    -------    -------    --------
December 31, 1997:
Installment Sales Contract Principal
  Balances...............................    $55,965      $29,965    $27,481    $113,411
Add: Accrued Interest Receivable.........        461          414        147       1,022
      Loan Origination Costs, Net........      1,430           --         --       1,430
                                             -------      -------    -------    --------
Principal Balances, Net..................     57,856       30,379     27,628     115,863
Residuals in Finance Receivables Sold....     11,216       18,160         --      29,376
                                             -------      -------    -------    --------
                                              69,072       48,539     27,628     145,239
Allowance for Credit Losses..............    (10,356)      (3,600)    (1,035)    (14,991)
Discount on Finance Receivables..........         --           --     (7,155)     (7,155)
                                             -------      -------    -------    --------
Finance Receivables, net.................    $58,716      $44,939    $19,438    $123,093
                                             =======      =======    =======    ========

                                                           THIRD
                                             COMPANY       PARTY     CYGNET
                                           DEALERSHIPS    DEALERS    PROGRAM     TOTAL
                                           -----------    -------    -------    --------
December 31, 1996:
Installment Sales Contract Principal
  Balances...............................    $ 7,068      $51,213    $    --    $ 58,281
Add: Accrued Interest Receivable.........         42          676         --         718
      Loan Origination Costs, Net........        189           --         --         189
                                             -------      -------    -------    --------
Principal Balances, Net..................      7,299       51,889         --      59,188
Residuals in Finance Receivables Sold....      8,512        1,377         --       9,889
                                             -------      -------    -------    --------
                                              15,811       53,266         --      69,077
Allowance for Credit Losses..............     (1,625)      (6,500)        --      (8,125)
                                             -------      -------    -------    --------
Finance Receivables, net.................    $14,186      $46,766    $    --    $ 60,952
                                             =======      =======    =======    ========

     The finance receivables are classified as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------    -------
Finance Receivables Held for Sale.......................  $ 79,763    $52,188
Finance Receivables Held for Investment.................    36,100      7,000
                                                          --------    -------
                                                          $115,863    $59,188
                                                          ========    =======

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

     A summary of allowance for credit losses on finance receivables for the years ended December 31, 1997, 1996 and 1995 follows (in thousands):

                                                           THIRD
                                             COMPANY       PARTY      CYGNET
                                           DEALERSHIPS    DEALERS     PROGRAM     TOTAL
           December 31, 1997:              -----------    --------    -------    --------
Balances, Beginning of Year..............   $  1,625      $  6,500    $   --     $  8,125
  Provision for Credit Losses............     22,354         1,030       491       23,875
  Allowance on Acquired Loans............     15,309        25,571       550       41,430
  Accretion of Discount to Interest
     Income..............................         --          (642)       --         (642)
  Net Charge Offs........................     (7,524)       (4,197)       (6)     (11,727)
  Sale of Finance Receivables............    (21,408)      (24,662)       --      (46,070)
                                            --------      --------    ------     --------
Balances, End of Year....................   $ 10,356      $  3,600    $1,035     $ 14,991
                                            ========      ========    ======     ========

                                                           THIRD
                                             COMPANY       PARTY      CYGNET
                                           DEALERSHIPS    DEALERS     PROGRAM     TOTAL
           December 31, 1996:              -----------    --------    -------    --------
Balances, Beginning of Year..............   $  7,500      $  1,000    $   --     $  8,500
  Provision for Credit Losses............      9,658           153        --        9,811
  Allowance on Acquired Loans............         --         8,963        --        8,963
  Net Charge Offs........................     (6,202)       (2,966)       --       (9,168)
  Sale of Finance Receivables............     (9,331)         (650)       --       (9,981)
                                            --------      --------    ------     --------
Balances, End of Year....................   $  1,625      $  6,500    $   --     $  8,125
                                            ========      ========    ======     ========

                                                           THIRD
                                             COMPANY       PARTY      CYGNET
                                           DEALERSHIPS    DEALERS     PROGRAM     TOTAL
           December 31, 1995:              -----------    --------    -------    --------
Balances, Beginning of Year..............   $  6,050      $    159    $   --     $  6,209
  Provision for Credit Losses............      8,359            --        --        8,359
  Allowance on Acquired Loans............         --         1,660        --        1,660
  Net Charge Offs........................     (6,909)         (819)       --       (7,728)
                                            --------      --------    ------     --------
Balances, End of Year....................   $  7,500      $  1,000    $   --     $  8,500
                                            ========      ========    ======     ========

     The valuation of the Residual in Finance Receivables Sold as of December 31, 1997 totaled $29,376,000 which represents the present value of the Company's interest in the anticipated future cash flows of the underlying portfolio. With the exception of the Company's first two securitization transactions which took place during the first six months of 1996, the estimated cash flows into the Trusts were discounted with a rate of 16%. The two securitization transactions that took place during the first six months of 1996 were discounted with a rate of 25%. For securitization transactions involving contracts originated at Company Dealerships between June 30, 1996 and June 30, 1997, net losses were originally estimated using total expected cumulative net losses at loan origination of approximately 26.0%, adjusted for actual cumulative net losses prior to securitization. For contracts purchased from Third Party Dealers, net losses were originally estimated using total expected cumulative net losses at loan origination of approximately 13.5%, adjusted for actual cumulative net losses prior to securitization. Prepayment rates were estimated to be 1.5% per month of the beginning of month balances.

     During the year ended December 31, 1997, the Company recorded a $10.0 million charge to write-down the residuals in finance receivables sold. The charge had the effect of increasing the cumulative net loss assumption for contracts originated at Company Dealerships to approximately 27.5%, and for contracts purchased from Third Party Dealers to approximately 17.5% for the securitization transactions that took place

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES prior to June 30, 1997. For the securitization transactions involving contracts originated at Company Dealerships that took place subsequent to June 30, 1997, net losses were estimated using total expected cumulative net losses at loan origination of approximately 27.5%, adjusted for actual cumulative net losses prior to securitization, and for contracts purchased from Third Party Dealers, net losses were estimated using total expected cumulative net losses at loan origination of approximately 17.5%, adjusted for actual cumulative net losses prior to securitization. Prepayment rates were estimated to be 1.5% per month of the beginning of month balance.

     As of December 31, 1997 and 1996, the Residuals in Finance Receivables Sold were comprised of the following (in thousands):

                                                                  1997       1996
                                                                --------    -------
Retained interest in subordinated securities (B
  certificates).............................................    $ 42,765    $10,900
Net interest spreads, less present value discount...........      22,935      6,839
Reduction for estimated credit losses.......................     (36,324)    (7,850)
                                                                --------    -------
Residuals in finance receivables sold.......................    $ 29,376    $ 9,889
                                                                ========    =======
Securitized principal balances outstanding..................    $238,025    $51,663
                                                                ========    =======
Estimated credit losses and allowances as a % of securitized
  principal balances outstanding............................        15.3%      15.2%
                                                                ========    =======

     The following table reflects a summary of activity for the Residuals in Finance Receivables Sold for the years ended December 31, 1997 and 1996, respectively (in thousands):

                                                            1997       1996
                                                          --------    -------
Balance, Beginning of Year............................    $  9,889    $    --
Additions.............................................      37,320     10,704
Amortization..........................................      (7,833)      (815)
Write-down of Residual in Finance Receivables Sold....     (10,000)        --
                                                          --------    -------
Balance, End of Year..................................    $ 29,376    $ 9,889
                                                          ========    =======

(4) INVESTMENTS HELD IN TRUST

     In connection with its securitization transactions, the Company is required to provide a credit enhancement to the investor. The Company makes an initial cash deposit, ranging from 3% to 4% of the initial underlying finance receivables principal balance, of cash into an account held by the trustee (spread account) and pledges this cash to the trust to which the finance receivables were sold and then makes additional deposits from the residual cash flow (through the trustee) to the spread account as necessary to attain and maintain the spread account at a specified percentage, ranging from 6.0% to 8.0%, of the underlying finance receivables principal balance.

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

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

     During 1997, the Company made initial spread account deposits totaling $11,470,000. Additional net deposits through the trustee during 1997 totaled $3,321,000 resulting in a total balance in the spread accounts of $17,634,000 as of December 31, 1997. In connection therewith, the specified spread account balance based upon the aforementioned specified percentages of the balances of the underlying portfolios as of December 31, 1997 was $18,780,000, resulting in additional funding requirements from future cash flows as of December 31, 1997 of $1,146,000. The additional funding requirement will decline as the trustee deposits additional cash flows into the spread account and as the principal balance of the underlying finance receivables declines.

     During 1996, the Company made initial spread account deposits totaling $2,630,000. Additional net deposits through the trustee during 1996 totaled $213,000 resulting in a total balance in the spread accounts of $2,843,000 as of December 31, 1996. In connection therewith, the specified spread account balance based upon the aforementioned specified percentages of the balances of the underlying portfolios as of December 31, 1996 was $3,941,000.

     In connection with certain other agreements, the Company has deposited a total of $1,280,000, and $636,000 in an interest bearing trust account as of December 31, 1997 and 1996, respectively.

(5) NOTES RECEIVABLE

     In July 1997, First Merchants Acceptance Corporation (FMAC) filed for bankruptcy. Immediately subsequent to the bankruptcy filing, the Company executed a loan agreement with FMAC to provide FMAC with up to $10.0 million in debtor in possession (the DIP facility) financing. The DIP facility accrues interest at 12.0%, is scheduled to mature on February 28, 1998, and is secured by substantially all of FMAC's assets. The Company and FMAC subsequently amended the DIP facility to increase the maximum commitment to $16.5 million and decrease the interest rate to 10.0% per annum. In connection with the amendment, FMAC pledged the first $10.0 million of income tax refunds receivable, which FMAC anticipates collecting in 1998, to the Company. Once the proceeds from the income tax refunds are remitted to the Company, such amounts permanently reduce the maximum commitment under the DIP facility. Thereafter, the Company anticipates collecting the balance of the DIP facility from distributions to FMAC from FMAC's residual interests in certain securitization transactions. The outstanding balance on the DIP facility totaled $10,868,000 at December 31, 1997.

     During the third and fourth fiscal quarters of 1997, the Company acquired the senior bank debt of FMAC from the bank group members holding such debt. In December 1997, a credit bid for the outstanding balance of the senior bank debt plus certain fees and expenses (the credit bid purchase price) was entered and approved in the bankruptcy court resulting in the transfer of the senior bank debt for the loan portfolio which secured the senior bank debt (the owned loans). Simultaneous with the transfer to the Company, a third party purchased the owned loans for 86% of the principal balance of the loan portfolio, and the Company retained a participation in the loan portfolio. FMAC has guaranteed that the Company will receive an 11.0% return on the credit bid purchase price from the cash flows generated by the owned loans, and further collateralized by FMAC's residual interests in certain securitization transactions. The balance of the participation as of December 31, 1997 totaled $5,399,000.

     Various revolving notes receivable from used car dealers with a total commitment of $8,750,000 expiring through September 1999 with interest rates ranging from prime plus 5.50% to prime plus 9.75% per annum (14.0% to 18.25% at December 31, 1997), interest payable monthly. The respective revolving notes subject the borrower to borrowing base requirements with advances on eligible collateral ranging from sixty to sixty-five percent of the value of the underlying collateral. The balance outstanding on these revolving notes receivable totaled $4,802,000, net of an allowance for credit losses of $200,000 at December 31, 1997.

     The Company had other notes receivable totaling $1,704,000 and $1,063,000 as of December 31, 1997 and 1996, respectively.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

     A summary of the allowance for credit losses for notes receivable for the year ended December 31, 1997 follows (in thousands):

                                                              1997
                                                              ----
Balance, Beginning of Year..................................  $ --
Provision for Credit Losses.................................   200
Net Charge Offs.............................................    --
                                                              ----
Balance, End of Year........................................  $200
                                                              ====

(6) PROPERTY AND EQUIPMENT

     A summary of Property and Equipment as of December 31, 1997 and 1996 follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Land.....................................................  $13,813    $ 7,811
Buildings and Leasehold Improvements.....................   16,245      5,699
Furniture and Equipment..................................   13,785      6,389
Vehicles.................................................      232        156
Construction in Process..................................    2,816      3,536
                                                           -------    -------
                                                            46,891     23,591
Less Accumulated Depreciation and Amortization...........   (5,639)    (2,939)
                                                           -------    -------
Property and Equipment, Net..............................  $41,252    $20,652
                                                           =======    =======

     Interest Expense capitalized in 1997, 1996 and 1995 totaled $229,000, zero, and $54,000, respectively.

(7) INTANGIBLE ASSETS

     A summary of intangible assets as of December 31, 1997 and 1996 follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Original Cost:
  Goodwill...............................................  $17,944    $ 1,944
  Trademarks.............................................      581        581
  Covenants not to Compete...............................      250         --
                                                           -------    -------
                                                            18,775      2,525
Accumulated Amortization.................................   (1,232)      (375)
                                                           -------    -------
Intangibles, Net.........................................  $17,543    $ 2,150
                                                           =======    =======

     Amortization expense relating to intangible assets totaled $857,000, $63,000, and $63,000 for the years ended December 31 1997, 1996, and 1995, respectively.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

(8) OTHER ASSETS

     A summary of Other Assets as of December 31, 1997 and 1996 follows (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1997       1996
                                                            -------    ------
Due from GE Capital Corporation...........................  $ 3,000    $   --
Pre-opening and Startup Costs.............................    2,453     1,242
Prepaid Expenses..........................................    2,193       796
Income Taxes Receivable...................................    1,693       316
Investment in Marketable Securities.......................    1,451        --
Servicing Receivables.....................................    1,389        --
Deposits..................................................      956       753
Forced Place Insurance Receivables, net...................      931        --
Employee Advances.........................................      821        42
Escrow Deposits...........................................       --       900
Deferred Income Taxes.....................................       --       676
Other Assets..............................................    3,167       855
                                                            -------    ------
                                                            $18,054    $5,580
                                                            =======    ======

(9) ACCRUED EXPENSES AND OTHER LIABILITIES

     A summary of Accrued Expenses and Other Liabilities as of December 31, 1997 and 1996 follows (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1997       1996
                                                            -------    ------
Sales Taxes...............................................  $ 3,909    $2,904
Accrued Payroll, Benefits & Taxes.........................    2,806       637
Servicing Liability.......................................    2,380       695
Deferred Revenue..........................................    1,136       601
Accrued Advertising.......................................      850        50
Obligations under Capital Leases..........................      775       742
Accrued Post Sale Support.................................      771       250
Deferred Income Taxes.....................................      718        --
Others....................................................    3,760       849
                                                            -------    ------
                                                            $17,105    $6,728
                                                            =======    ======

     In connection with the retail sale of vehicles, the Company is required to pay sales taxes to certain government jurisdictions. In certain of these jurisdictions, the Company has elected to pay these taxes using the "cash basis", which requires the Company to pay the sales tax obligation for a sale transaction as principal is collected over the life of the related finance receivable contract.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

(10) NOTES PAYABLE

     A summary of Notes Payable at December 31, 1997 and 1996 follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
$100,000,000 revolving loan with a finance company, interest payable daily at 30 day LIBOR (5.70% at December 31, 1997)
  plus 3.15% through December 1998, secured by substantially
  all assets of the Company.................................  $56,950    $ 4,602
Two notes payable to a finance company totaling $7,450,000,
  monthly interest payable at the prime rate (8.50% at
  December 31, 1997) plus 1.50% through January 1998;
  thereafter, monthly payments of $89,000 plus interest
  through January 2002 when balloon payments totaling
  $3,282,000 are due, secured by first deeds of trust and
  assignments of rents on certain real property.............    7,450      7,450
Others bearing interest at rates ranging from 9% to 11% due
  through April 2007, secured by certain real property and
  certain property and equipment............................      771        852
                                                              -------    -------
          Total.............................................  $65,171    $12,904
                                                              =======    =======

     The aforementioned revolving loan agreement contains various reporting and performance covenants including the maintenance of certain ratios, limitations on additional borrowings from other sources, restrictions on certain operating activities, and a restriction on the payment of dividends under certain circumstances. The Company was in compliance with the covenants at December 31, 1997 and 1996.

     A summary of future minimum principal payments required under the aforementioned notes payable after December 31, 1997 follows (in thousands):

                       DECEMBER 31,                          AMOUNT
                       ------------                          ------
1998.......................................................  $58,021
1999.......................................................    1,169
2000.......................................................    1,179
2001.......................................................    1,191
2002.......................................................    3,296
Thereafter.................................................      315
                                                             -------
                                                             $65,171
                                                             =======

(11) SUBORDINATED NOTE PAYABLE

     During 1996, the Company amended its previous subordinated notes payable with Verde and executed a single $14,000,000 unsecured note payable with Verde. The note bears interest at an annual rate of 10%, with interest payable monthly and is subordinate to all other Company indebtedness. The note also calls for annual principal payments of $2,000,000 through June 2003 when the loan will be paid in full. The Company had $12,000,000 and $14,000,000 outstanding under this note payable at December 31, 1997 and 1996, respectively.

     Interest expense related to the subordinated note payable with Verde totaled $1,232,000, $1,933,000, and $3,492,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

(12) INCOME TAXES

     Income taxes amounted to $6,579,000, $100,000, and zero for the years ended December 31, 1997, 1996 and 1995, respectively (an effective tax rate of 41.1%, 1.7% and 0.0%, respectively). A reconciliation between taxes computed at the federal statutory rate of 35% in 1997 and 34% in 1996 and 1995 at the effective tax rate on earnings (loss) before income taxes follows (in thousands):

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                          1997      1996       1995
                                                         ------    -------    -------
Computed "Expected" Income Taxes (Benefit).............  $5,608    $ 2,028    $(1,350)
State Income Taxes, Net of Federal Effect..............     906         41         --
Change in Valuation Allowance..........................      --     (2,315)     1,418
Other, Net.............................................      65        346        (68)
                                                         ------    -------    -------
                                                         $6,579    $   100    $    --
                                                         ======    =======    =======

     Components of income taxes (benefit) for the years ended December 31, 1997, 1996 and 1995 follow (in thousands):

                                                   CURRENT    DEFERRED    TOTAL
                                                   -------    --------    ------
1997:
  Federal........................................  $3,920      $1,265     $5,185
  State..........................................     980         414      1,394
                                                   ------      ------     ------
                                                   $4,900      $1,679     $6,579
                                                   ======      ======     ======
1996:
  Federal........................................  $ (149)     $  187     $   38
  State..........................................      --          62         62
                                                   ------      ------     ------
                                                   $ (149)     $  249     $  100
                                                   ======      ======     ======
1995:
  Federal........................................  $ (449)     $  449     $   --
  State..........................................      --          --         --
                                                   ------      ------     ------
                                                   $ (449)     $  449     $   --
                                                   ======      ======     ======

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996 are presented below (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997       1996
                                                              -------    ------
Deferred Tax Assets:
  Finance Receivables, Principally Due to the Allowance for
     Credit Losses..........................................  $   473    $  131
  Inventory.................................................      246        --
  Federal and State Income Tax Net Operating Loss
     Carryforwards..........................................       28       995
  Residual in Finance Receivables...........................       --       140
  Accrued Post Sale Support.................................      357       179
  Other.....................................................      395       100
                                                              -------    ------
  Total Gross Deferred Tax Assets...........................    1,499     1,545
  Less: Valuation Allowance.................................       --        --
                                                              -------    ------
          Net Deferred Tax Assets...........................    1,499     1,545
                                                              -------    ------
Deferred Tax Liabilities:
  Acquisition Discount......................................       --      (112)
  Software Development Costs................................     (237)     (192)
  Pre-opening and Startup Costs.............................   (1,236)     (490)
  Loan Origination Fees.....................................     (586)      (75)
  Other.....................................................     (158)       --
                                                              -------    ------
     Total Gross Deferred Tax Liabilities...................   (2,217)     (869)
                                                              -------    ------
          Net Deferred Tax Asset (Liability)................  $  (718)   $  676
                                                              =======    ======

     The valuation allowance for deferred tax assets as of December 31, 1997 and 1996 was zero. There was no change in the Valuation Allowance for the year ended December 31, 1997. The net change in the total Valuation Allowance for the year ended December 31, 1996 was a decrease of $2,315,000. In assessing the realizability of Deferred Tax Assets, management considers whether it is more likely than not that some portion or all of the Deferred Tax Assets will not be realized. The ultimate realization of Deferred Tax Assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of Deferred Tax Liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the Deferred Tax Assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

     At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $91,000, which, subject to annual limitations, are available to offset future taxable income, if any, through 2110.

(13) SERVICING

     Pursuant to the Company's securitization program which began in 1996, the Company securitizes loan portfolios with servicing retained. The Company services the securitized portfolios for a monthly fee ranging from .25% to .33% (3.00% to 4.0% per annum) of the beginning of month principal balance of the serviced portfolios. During 1997, the Company began servicing a loan portfolio for an unaffiliated party and recognizes servicing fee income of approximately
 .33% (4.0% annualized) of beginning of month balances, generally

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES subject to a minimum fee of $15 per contract per month. The Company recognized servicing income of $7,230,000 and $921,000 in the years ended December 31, 1997 and 1996, respectively.

     A summary of portfolios serviced by the Company as of December 31, 1997 and 1996 follows:

                                                           1997        1996
                                                         --------    --------
Finance receivables..................................    $ 85,930    $ 58,281
Securitized with servicing retained..................     238,025      51,663
                                                         --------    --------
Amounts originated by the Company....................     323,955     109,944
Servicing on behalf of others........................     127,322          --
                                                         --------    --------
          Total serviced portfolios..................    $451,277    $109,944
                                                         ========    ========

     Pursuant to the terms of the various servicing agreements, the serviced portfolios are subject to certain performance criteria. In the event the serviced portfolios do not satisfy such criteria the servicing agreements contain various remedies up to and including the removal of servicing rights from the Company.

     The Company has executed agreements with FMAC and other interested parties whereby the Company has agreed to replace FMAC as servicer on loan portfolios which totaled approximately $525 million at December 31, 1997. The agreements are subject to bankruptcy court approval, which the Company anticipates will be received during the first fiscal quarter of 1998.

(14) LEASE COMMITMENTS

     The Company leases used car sales facilities, offices, and certain office equipment from unrelated entities under various operating leases which expire through March 2007. The leases require monthly rental payments aggregating approximately $580,000 and contain various renewal options from one to ten years. In certain instances, the Company is also responsible for occupancy and maintenance costs, including real estate taxes, insurance, and utility costs. Rent expense for the year ended December 31, 1997 totaled $5,345,000.

     During 1996, the Company purchased six car lots, a vehicle reconditioning center, and two office buildings from Verde. These properties had previously been rented from Verde pursuant to various leases which called for base monthly rents aggregating approximately $123,000 plus contingent rents as well as all occupancy and maintenance costs, including real estate taxes, insurance, and utilities. In connection with the purchase, Verde returned security deposits which totaled $364,000. Rent expense for the year ended December 31, 1996 totaled $2,394,000 which included rents paid to Verde totaling $1,498,000 including contingent rents of $440,000. There was no accrued rent payable to Verde at December 31, 1996.

     Rent expense for the year ended December 31, 1995 totaled $2,377,000. Rents paid to Verde totaled $1,889,000, including contingent rents of $465,000, and $113,000 of rent capitalized during the construction period of a facility. Accrued rent payable to Verde totaled $101,000 at December 31, 1995.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

     A summary of future minimum lease payments required under noncancelable operating leases with remaining lease terms in excess of one year as of December 31, 1997 follows (in thousands):

                      DECEMBER 31,                           AMOUNT
                      ------------                           -------
1998.....................................................    $ 7,635
1999.....................................................      6,895
2000.....................................................      4,884
2001.....................................................      2,810
2002.....................................................      1,342
Thereafter...............................................      1,233
                                                             -------
          Total..........................................    $24,799
                                                             =======

(15) STOCKHOLDERS' EQUITY

     On April 24, 1996, the Company effectuated a 1.16-to-1 stock split. The effect of this stock split has been reflected for all periods presented in the Consolidated Financial Statements.

     The Company has authorized 100,000,000 shares of $.001 par value common stock. There were approximately 18,521,000 and 13,327,000 shares issued and outstanding at December 31, 1997 and 1996, respectively. The common stock consists of $18,000 of common stock and $172,604,000 of additional paid-in capital at December 31, 1997. The common stock consists of $13,000 of common stock and $82,599,000 of additional paid-in capital as of December 31, 1996.

     During 1997, the Company completed a private placement of 5,075,500 shares of common stock for a total of approximately $89,156,000 cash, net of stock issuance costs. The registration of the shares sold in the private placement was effective in April 1997. During 1996, the Company completed two public offerings in which it issued a total of 7,245,000 shares of common stock for approximately $79,435,000 cash, net of stock issuance costs.

     During 1997, the Company issued warrants for the right to purchase 389,800 shares of the Company's common stock for $20.00 per share. The warrants were valued at approximately $612,000. These warrants remained outstanding at December 31, 1997. In addition, warrants to acquire 116,000 shares of the Company's common stock at $6.75 per share and 170,000 shares of the Company's common stock at $9.45 per share were outstanding at December 31, 1997.

     The Company has authorized 10,000,000 shares of $.001 par value preferred stock. There were zero shares issued and outstanding at December 31, 1997 and 1996, respectively.

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

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

(16) EARNINGS (LOSS) PER SHARE

     A summary of the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the years ended December 31, 1997, 1996, and 1995 follows (in thousands, except for per share amounts):

                                                          1997       1996      1995
                                                         -------    ------    -------
Net Earnings (Loss)..................................    $ 9,445    $5,866    $(3,972)
Less: Preferred Stock Dividends......................         --      (916)        --
                                                         -------    ------    -------
Income (Loss) available to Common Stockholders.......    $ 9,445    $4,950    $(3,972)
                                                         =======    ======    =======
Basic EPS-Weighted Average Shares Outstanding........     17,832     7,887      5,522
                                                         =======    ======    =======
Basic Earnings (Loss) Per Share......................    $  0.53    $ 0.63    $ (0.72)
                                                         =======    ======    =======
Basic EPS-Weighted Average Shares Outstanding........     17,832     7,887      5,522
Effect of Diluted Securities:
  Warrants...........................................         98        71         --
  Stock Options......................................        304       340         --
                                                         -------    ------    -------
Dilutive EPS-Weighted Average Shares Outstanding.....     18,234     8,298      5,522
                                                         =======    ======    =======
Diluted Earnings (Loss) Per Share....................    $  0.52    $ 0.60    $ (0.72)
                                                         =======    ======    =======
Warrants Not Included in Diluted EPS Since
  Antidilutive.......................................        390        --         --
                                                         =======    ======    =======
Stock Options Not Included in Diluted EPS Since
  Antidilutive.......................................        828        --         --
                                                         =======    ======    =======

(17) STOCK OPTION PLAN

     In June, 1995, the Company adopted a long-term incentive plan (stock option plan). The stock option plan, as amended, sets aside 1,800,000 shares of common stock to be granted to employees at a price of not less than fair market value of the stock at the date of grant. Options are to vest over a period to be determined by the Board of Directors upon grant and will generally expire six years after the date of grant. The options generally vest over a period of five years.

     At December 31, 1997, there were 344,000 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $6.54 and $8.39, respectively on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 -- expected dividend yield 0%, risk-free interest rate of 5.53%, expected volatility of 40.0%, and an expected life of 5 years;
1996 -- expected dividend yield 0%, risk-free interest rate of 6.4%, expected volatility of 56.5% and an expected life of 7 years.

     The Company applies APB Opinion 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Net Earnings
  As reported.......................................  $9,445,000    $4,950,000
  Pro forma.........................................  $8,567,000    $4,832,000
Earnings per Share -- Basic
  As reported.......................................  $     0.53    $     0.63
  Pro forma.........................................  $     0.48    $     0.61
Earnings per Share -- Diluted
  As Reported.......................................  $     0.52    $     0.60
  Pro forma.........................................  $     0.48    $     0.58

     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of five years.

     A summary of the aforementioned stock plan activity follows:

                                                                WEIGHTED AVERAGE
                                                    NUMBER      PRICE PER SHARE
                                                   ---------    ----------------
Balance, December 31, 1995.......................    442,000         $ 1.70
  Granted........................................    539,000          13.41
  Forfeited......................................    (30,000)          3.26
  Exercised......................................    (39,000)          1.00
                                                   ---------         ------
Balance, December 31, 1996.......................    912,000           8.60
                                                   ---------         ------
  Granted........................................    582,000          15.07
  Forfeited......................................    (78,000)         14.00
  Exercised......................................   (118,000)          2.04
                                                   ---------         ------
Balance, December 31, 1997.......................  1,298,000         $11.76
                                                   =========         ======

     A summary of stock options granted at December 31, 1997 follows:

                                       OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                         ------------------------------------------------    ----------------------------
                           NUMBER        WEIGHTED-AVG.      WEIGHTED-AVG.      NUMBER       WEIGHTED-AVG.
      RANGE OF           OUTSTANDING       REMAINING          EXERCISE       EXERCISABLE      EXERCISE
   EXERCISE PRICES       AT 12/31/97    CONTRACTUAL LIFE        PRICE        AT 12/31/97        PRICE
---------------------    -----------    ----------------    -------------    -----------    -------------
$  .50 to $ 1.00.....        97,000        6.4 years           $ 0.86               --         $   --
$ 1.50 to $ 2.60.....       169,000        3.7 years             2.36           58,000           2.45
$ 3.45 to $ 9.40.....       162,000        4.4 years             6.80           24,000           6.86
$11.88 to $20.75.....       870,000        5.3 years            15.73           75,000          17.28
                          ---------                            ------          -------         ------
                          1,298,000                            $11.76          157,000         $10.21
                          =========                            ======          =======         ======

(18) COMMITMENTS AND CONTINGENCIES

     During 1997, the Company acquired certain notes receivable collateralized by a loan portfolio. Thereafter, the Company exchanged the notes receivable for the underlying collateral (the acquired collateral) and received a guarantee from the borrower of an 11.0% return on the acquired collateral. An unrelated third party

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES purchased the collateral and the Company guaranteed the purchaser, a return of 10.35%, not to exceed $10,000,000. No accruals have been made by the Company related to this guarantee.

     The Company has commenced a study of its computer systems in order to assess its exposure to year 2000 issues. The Company expects to make the necessary modifications or changes to its computer information systems to enable proper processing of transactions relating to the year 2000 and beyond. The Company will evaluate appropriate courses of action, including replacement of certain systems whose associated costs would be recorded as assets and subsequently amortized or modification of its existing systems which costs would be expensed as incurred.

     In October 1997 the Company's Board of Directors authorized a stock repurchase program by which the Company may acquire up to one million shares of its common stock from time to time on the open market. Under the program, purchases may be made depending on market conditions, share price and other factors. The stock repurchase program will terminate on December 31, 1998, unless extended by the Company's Board of Directors, and may be discontinued at any time. The Company had not repurchased any shares of common stock related to this program as of December 31, 1997.

     On July 18, 1997, the Company filed a Form S-3 registration statement for the purpose of registering up to $200 million of its debt securities in one or more series at prices and on terms to be determined at the time of sale. The registration statement has been declared effective by the Securities and Exchange Commission and is available for future debt offerings.

     During 1997, the Company acquired approximately 2.5% of the outstanding common stock of FMAC with a cost of approximately $1,450,000. In connection with FMAC's proposed plan of reorganization, and subject to bankruptcy court approval, the Company and FMAC have agreed to exchange the Company's common stock in FMAC for the property and equipment that constitute FMAC's loan servicing platform. The Company anticipates receiving bankruptcy court approval for the plan of reorganization during the first fiscal quarter of 1998.

     The Company is involved in various claims and actions arising in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company. No provision has been made in the accompanying consolidated financial statements for losses, if any, that might result from the ultimate disposition of these matters.

     Subsequent to year end, the Company executed a commitment letter with a finance company for the Company to obtain a short term $30.0 million standby repurchase credit facility and a $150.0 million surety-enhanced revolving credit facility. The commitment letter also provides for the finance company to be the exclusive securitization agent of the Company for $1.0 billion of AAA-rated surety wrapped securities as part of the Company's ongoing securitization program.

(19) RETIREMENT PLAN

     During 1995, the Company established a qualified 401(k) retirement plan (defined contribution plan) which became effective on October 1, 1995. The plan, as amended, covers substantially all employees having no less than three months of service, have attained the age of 21, and work at least 1,000 hours per year. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations.

     The Company will match 10% of the participants' contributions. Participants are immediately vested in the amount of their direct contributions and vest over a five-year period, as defined by the plan, with respect to the Company's contribution. Pension expense totaled $49,000, $23,000 and $5,000 during the years ended December 31, 1997, 1996, and 1995, respectively.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

(20) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Since the fair value is estimated as of December 31, 1997 and 1996, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

  Cash and Cash Equivalents and Investments Held in Trust

     The carrying amount is estimated to be the fair value because of the liquidity of these instruments.

  Finance Receivables, Residuals in Finance Receivables Sold, and Notes
Receivable

     The carrying amount is estimated to be the fair value because of the relative short maturity and repayment terms of the portfolio as compared to similar instruments.

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

(21) SUBSEQUENT EVENTS

     Subsequent to December 31, 1997, the Company announced that it intended to terminate its third party dealer branch network and record a pre-tax restructuring charge of $6.0 million to $10.0 million in 1998. The restructuring is expected to be complete by the end of the first quarter of 1998 and include the termination of approximately 400 employees, substantially all of whom are employed at the Company's 76 branches that were in place on the date of the announcement. Approximately $1.0 million of the restructuring charge is for termination benefits, $2.5 million for writeoff of pre-opening and start-up costs, and the remainder for lease payments on idle facilities, writedowns of leasehold improvements, data processing and other equipment.

(22) BUSINESS SEGMENTS

     Operating results and other financial data are presented for the principal business segments of the Company for the years ended December 31, 1997, 1996, and 1995, respectively. The Company has five distinct business segments. These consist of retail car sales operations (Company dealerships), the income

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES generated from the finance receivables generated at the Company dealerships, finance income generated from third party finance receivables, the Cygnet program and corporate and other operations.

     In computing operating profit by business segment, the following items were considered in the Corporate and Other category: portions of administrative expenses, interest expense and other items not considered direct operating expenses. Identifiable assets by business segment are those assets used in each segment of Company operations.

                                                         COMPANY        THIRD
                                           COMPANY     DEALERSHIP       PARTY      CYGNET    CORPORATE
                                         DEALERSHIPS   RECEIVABLES   RECEIVABLES   PROGRAM   AND OTHER    TOTAL
                                         -----------   -----------   -----------   -------   ---------   --------
                                                                      (IN THOUSANDS)
December 31, 1997:
Sales of Used Cars.....................   $123,814       $    --       $    --     $    --    $    --    $123,814
Less: Cost of Cars Sold................     66,509            --            --          --         --      66,509
    Provision for Credit Losses........     22,355            --         1,030         690         --      24,075
                                          --------       -------       -------     -------    -------    --------
                                            34,950            --        (1,030)       (690)        --      33,230
                                          --------       -------       -------     -------    -------    --------
Interest Income........................         --        12,613        14,352       3,655      3,764      34,384
Gain on Sale of Loans..................         --         6,721         6,861          --      8,131      21,713
Other Income...........................      1,498         7,305            33         355      2,016      11,207
                                          --------       -------       -------     -------    -------    --------
    Income before Operating Expenses...     36,448        26,639        20,216       3,320     13,911     100,534
                                          --------       -------       -------     -------    -------    --------
Operating Expenses:
  Selling and Marketing................     10,499            --            --          18         50      10,567
  General and Administrative...........     23,064        12,523        15,729       2,194     11,490      65,000
  Depreciation and Amortization........      1,536         1,108           383          28        628       3,683
                                          --------       -------       -------     -------    -------    --------
                                            35,099        13,631        16,112       2,240     12,168      79,250
                                          --------       -------       -------     -------    -------    --------
Income before Interest Expense.........   $  1,349       $13,008       $ 4,104     $ 1,080    $ 1,743    $ 21,284
                                          ========       =======       =======     =======    =======    ========
Capital Expenditures...................   $ 13,571       $ 3,791       $ 1,090     $    19    $   902    $ 19,373
                                          ========       =======       =======     =======    =======    ========
Identifiable Assets....................   $ 74,287       $78,514       $61,540     $27,539    $37,174    $279,054
                                          ========       =======       =======     =======    =======    ========
December 31, 1996:
Sales of Used Cars.....................   $ 53,768       $    --       $    --     $    --    $    --    $ 53,768
Less: Cost of Cars Sold................     29,890            --            --          --         --      29,890
    Provision for Credit Losses........      9,658            --           153          --         --       9,811
                                          --------       -------       -------     -------    -------    --------
                                            14,220            --          (153)         --         --      14,067
                                          --------       -------       -------     -------    -------    --------
Interest Income........................         --         8,426         7,259          --        171      15,856
Gain on Sale of Loans..................         --         3,925           509          --         --       4,434
Other Income...........................        195           921            --          --        455       1,571
                                          --------       -------       -------     -------    -------    --------
    Income before Operating Expenses...     14,415        13,272         7,615          --        626      35,928
                                          --------       -------       -------     -------    -------    --------
Operating Expenses:
  Selling and Marketing................      3,568            --            --          --         17       3,585
  General and Administrative...........      8,295         3,042         3,955          --      4,246      19,538
  Depreciation and Amortization........        318           769           195          --        295       1,577
                                          --------       -------       -------     -------    -------    --------
                                            12,181         3,811         4,150          --      4,558      24,700
                                          --------       -------       -------     -------    -------    --------
Income (loss) before Interest
  Expense..............................   $  2,234       $ 9,461       $ 3,465     $    --    $(3,932)   $ 11,228
                                          ========       =======       =======     =======    =======    ========
Capital Expenditures...................   $  4,530       $   455       $   621     $    --    $   505    $  6,111
                                          ========       =======       =======     =======    =======    ========
Identifiable Assets....................   $ 20,698       $12,775       $45,558     $    --    $39,052    $118,083
                                          ========       =======       =======     =======    =======    ========

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                                                         COMPANY        THIRD
                                           COMPANY     DEALERSHIP       PARTY      CYGNET    CORPORATE
                                         DEALERSHIPS   RECEIVABLES   RECEIVABLES   PROGRAM   AND OTHER    TOTAL
                                         -----------   -----------   -----------   -------   ---------   --------
                                                                      (IN THOUSANDS)
December 31, 1995:
Sales of Used Cars.....................   $ 47,824       $    --       $    --     $    --    $    --    $ 47,824
Less: Cost of Cars Sold................     27,964            --            --          --         --      27,964
    Provision for Credit Losses........      8,359            --            --          --         --       8,359
                                          --------       -------       -------     -------    -------    --------
                                            11,501            --            --          --         --      11,501
                                          --------       -------       -------     -------    -------    --------
Interest Income........................         --         8,227         1,844          --         --      10,071
Other Income...........................         --            --            --          --        308         308
                                          --------       -------       -------     -------    -------    --------
    Income before Operating Expenses...     11,501         8,227         1,844          --        308      21,880
                                          --------       -------       -------     -------    -------    --------
Operating Expenses:
  Selling and Marketing................      3,856            --            --          --         --       3,856
  General and Administrative...........      8,210         2,681         1,163          --      2,672      14,726
  Depreciation and Amortization........        279           479            89          --        467       1,314
                                          --------       -------       -------     -------    -------    --------
                                            12,345         3,160         1,252          --      3,139      19,896
                                          --------       -------       -------     -------    -------    --------
Income (loss) before Interest
  Expense..............................   $   (844)      $ 5,067       $   592     $    --    $(2,831)   $  1,984
                                          ========       =======       =======     =======    =======    ========
Capital Expenditures...................   $  1,195       $ 1,561       $   216     $    --    $   223    $  3,195
                                          ========       =======       =======     =======    =======    ========
Identifiable Assets....................   $ 11,452       $32,187       $13,419     $    --    $ 3,732    $ 60,790
                                          ========       =======       =======     =======    =======    ========

(23) QUARTERLY FINANCIAL DATA -- UNAUDITED

     A summary of the quarterly data for the years ended December 31, 1997 and 1996 follows:

                                       FIRST    SECOND     THIRD    FOURTH
                                      QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                      -------   -------   -------   -------   --------
                                                       (IN THOUSANDS)
1997:
  Total Revenue.....................  $30,734   $44,271   $45,204   $70,909   $191,118
                                      =======   =======   =======   =======   ========
  Income before Operating
     Expenses.......................   17,589    24,587    20,129    38,229    100,534
                                      =======   =======   =======   =======   ========
  Operating Expenses................   11,406    16,705    21,517    29,622     79,250
                                      =======   =======   =======   =======   ========
  Income (Loss) before Interest
     Expense........................    6,183     7,882    (1,388)    8,607     21,284
                                      =======   =======   =======   =======   ========
  Net Earnings (Loss)...............  $ 3,262   $ 4,311   $(1,828)  $ 3,700   $  9,445
                                      =======   =======   =======   =======   ========
  Basic Earnings (Loss) Per Share...  $  0.21   $  0.23   $ (0.10)  $  0.20   $   0.53
                                      =======   =======   =======   =======   ========
  Diluted Earnings (Loss) Per
     Share..........................  $  0.20   $  0.23   $ (0.10)  $  0.20   $   0.52
                                      =======   =======   =======   =======   ========
1996:
  Total Revenues....................  $19,396   $20,081   $18,259   $17,893   $ 75,629
                                      =======   =======   =======   =======   ========
  Income before Operating
     Expenses.......................    8,442     9,005     8,741     9,740     35,928
                                      =======   =======   =======   =======   ========
  Operating Expenses................    5,694     6,296     5,522     7,188     24,700
                                      =======   =======   =======   =======   ========
  Income before Interest Expense....    2,716     2,721     3,157     2,634     11,228
                                      =======   =======   =======   =======   ========
  Net Earnings......................  $ 1,065   $ 1,083   $ 1,967   $ 1,751   $  5,866
                                      =======   =======   =======   =======   ========
  Basic Earnings Per Share..........  $  0.13   $  0.14   $  0.20   $  0.15   $   0.63
                                      =======   =======   =======   =======   ========
  Diluted Earnings Per Share........  $  0.13   $  0.13   $  0.19   $  0.14   $   0.60
                                      =======   =======   =======   =======   ========

            ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Company has had no disagreements with its independent accountants in regard to accounting and financial disclosure and has not changed its independent accountants during the two most recent fiscal years.

                                    PART III

         ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     Information concerning the names, ages, terms, positions with the Company and business experience of the Company's current directors and executive officers is set forth below as of March 30, 1998.

                                                                                    TERM AS
                                                                                    DIRECTOR    DIRECTOR
NAME                                   AGE                 POSITION                 EXPIRES      SINCE
----                                   ---                 --------                 --------   ----------
Ernest C. Garcia II..................  40    Chairman of the Board and Chief         1998         1992(3)
                                             Executive Officer
Robert J. Abrahams(1)................  71    Director                                1998      June 1996(4)
Christopher D. Jennings(2)...........  44    Director                                1998      June 1996(4)
John N. MacDonough...................  53    Director                                1998      June 1996(4)
Arturo R. Moreno(1)..................  51    Director                                1998      June 1996(4)
Frank P. Willey(2)...................  44    Director                                1998      June 1996(4)
Gregory B. Sullivan..................  39    President and Chief Operating Officer
Steven P. Johnson....................  38    Senior Vice President and General
                                             Counsel
Russell J. Grisanti..................  51    Executive Vice
                                             President -- Operations
Steven T. Darak......................  50    Senior Vice President and Chief
                                             Financial Officer
Steven A. Tesdahl....................  38    Senior Vice President and Chief
                                             Information Officer
Donald L. Addink.....................  48    Vice President -- Senior Analyst
Peter R. Fratt.......................  40    Vice President -- Real Estate
Eric J. Splaver......................  35    Corporate Controller
Robert V. Sicina.....................  53    Executive Officer of the Company, as
                                             Chairman and Chief Executive Officer
                                             of Champion Financial Services, Inc.

---------------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Elected upon the Company's founding in 1992.

(4) Elected on or around the date the Company made an initial public offering of its Common Stock.

     Ernest C. Garcia II has served as the Chairman of the Board and Chief Executive Officer of the Company since its founding in 1992, and served as President from 1992 to 1996. Since 1991, Mr. Garcia has served as President of Verde Investments, Inc., a real estate investment corporation that is also an affiliate of the Company. Prior to 1992, when he founded the Company, Mr. Garcia was involved in various real estate, securities, and banking ventures. Mr. Garcia's sister is married to Mr. Johnson. See below, Part III. Item 10. "Directors and Executive Officers of the Registrant -- Involvement in Certain Legal Proceedings," Part III. Item 12. "Security Ownership of Certain Beneficial Owners and Management," and Part III. Item 13. "Certain Relationships and Related Transactions."

     Robert J. Abrahams has served as a director of the Company since June 1996. Mr. Abrahams has served since 1988 as a consultant to the financing industry, including service as a consultant to the Company from 1994 to 1995. From 1960 to 1988, Mr. Abrahams was an executive officer of Heller Financial, Inc., a finance company. Prior to joining Heller Financial, Inc., Mr. Abrahams co-founded Financial Acceptance Company in 1948. Mr. Abrahams is also a director of Smart Choice Automotive Group, Inc., a retail automotive and finance company, and HMI Industries, Inc., a manufacturing and direct selling company. Mr. Abrahams serves as a member of the Audit Committee of the Board of Directors.

     Christopher D. Jennings has served as a director of the Company since June 1996. Mr. Jennings has served as a managing director of Cruttenden Roth Incorporated ("Cruttenden Roth"), an investment banking firm, since 1995. From 1992 to 1994, Mr. Jennings served as a Managing Director of investment banking at Sutro & Co., an investment banking firm. From 1989 to 1992, Mr. Jennings served as a Senior Managing Director at Maiden Lane Associates, Ltd., a private equity fund. Prior to 1989, Mr. Jennings served in various positions with, among others, Dean Witter Reynolds, Inc. and Warburg Paribas Becker, Inc., both of which are investment banking firms. Mr. Jennings serves as a member of the Compensation Committee of the Board of Directors. See Part III. Item 12. "Security Ownership of Certain Beneficial Owners and Management" and Part III.
Item 13. "Certain Relationships and Related Transactions."

     John N. MacDonough has served as a director of the Company since June 1996. Mr. MacDonough has served as Chairman and Chief Executive Officer of Miller Brewing Company, a brewer and marketer of beer, since 1993, having previously served from 1992 to 1993 as President and Chief Operating Officer of that company. Prior to 1992, Mr. MacDonough was employed in various positions at Anheuser Busch, Inc. also a brewer and marketer of beer. Mr. MacDonough is also a director of Marshall & Ilsley Bank. Mr. MacDonough is married to the sister of Mr. Sullivan.

     Arturo R. Moreno has served as a director of the Company since June 1996. Mr. Moreno has served as the President and Chief Executive Officer of Outdoor Systems, Inc., one of the largest outdoor media companies in the United States, since 1984. Prior to 1984, Mr. Moreno held various executive positions in the outdoor advertising industry. Mr. Moreno serves as a member of the Audit Committee of the Board of Directors.

     Frank P. Willey has served as a director of the Company since June 1996. Mr. Willey has served as the President of Fidelity National Financial, Inc., one of the nation's largest title insurance underwriters, since January 1995. From 1984 to 1995, Mr. Willey served as the Executive Vice President and General Counsel of Fidelity National Title. Mr. Willey is also a director of Fidelity National Financial, Inc., CKE Restaurants, Inc., an operator of various quick-service restaurant chains, and Southern Pacific Funding Corporation, a specialty finance company that originates, purchases, and sells high-yield, non-conforming mortgage loans. Mr. Willey serves as a member of the Compensation Committee of the Board of Directors.

     Gregory B. Sullivan has served as President of the Company since December 1996 and Chief Operating Officer of the Company since March 1996. From 1995 through February 1996, Mr. Sullivan was a consultant to the Company. Mr. Sullivan formerly served as President and principal stockholder of National Sports Games, Inc., an amusement game manufacturing company that he co-founded in 1989 and sold in 1994. Prior to 1989, Mr. Sullivan was involved in the securities industry and practiced law with a large Arizona firm. He is a member of the State Bar of Arizona. Mr. Sullivan's sister is married to Mr. MacDonough.

     Russell J. Grisanti has served as the Executive Vice
President -- Operations of the Company and President of Champion Acceptance Corporation since June of 1997. From 1989 to 1991, Mr. Grisanti served as the President of Brookland Financial; from 1991 to 1994, Mr. Grisanti served as the President of Kars-Yes Financial, Inc.; and from 1995 to 1996, Mr. Grisanti served as President of Central Auto Sales. From 1996 to June 1997, Mr. Grisanti provided consulting services to various companies in the automobile sales and financing industry. Mr. Grisanti has also held positions as Chief Financial Officer of various savings and loan associations and real estate firms and was an Audit Manager with Coopers & Lybrand LLP. Mr. Grisanti is a CPA and has an MBA.

     Steven P. Johnson has served as Senior Vice President, Secretary, and General Counsel of the Company since its founding in 1992. Since 1991, Mr. Johnson has also served as the General Counsel of Verde

Investments, an affiliate of the Company. Prior to 1991, Mr. Johnson practiced law in Tucson, Arizona. Mr. Johnson is licensed to practice law in Arizona and Colorado and is married to the sister of Mr. Garcia.

     Steven T. Darak has served as the Senior Vice President and Chief Financial Officer of the Company since February 1994, having joined the Company in 1994 as Vice President and Chief Financial Officer. From 1989 to 1994, Mr. Darak owned and operated Champion Financial Services, Inc., a used car finance company that the Company acquired in early 1994. Prior to 1989, Mr. Darak served in various positions in the banking industry and in public accounting.

     Steven A. Tesdahl has served as Senior Vice President and Chief Information Officer since September 1997. From 1993 to 1997, Mr. Tesdahl was a Partner with Andersen Consulting, a leading global provider of business integration consulting services. Prior to 1993, Mr. Tesdahl was an Associate Partner with Andersen Consulting.

     Donald L. Addink has served as the Vice President -- Senior Analyst of the Company since 1995 and also serves as the Vice President of Verde Investments. From 1988 to 1995, Mr. Addink served as Executive Vice President of Pima Capital Co., a life insurance holding company. Prior to 1988, Mr. Addink served in various capacities with a variety of insurance companies. Mr. Addink is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.

     Peter R. Fratt has served as Vice President -- Real Estate of the Company since October 1993. From 1989 to 1993, Mr. Fratt was an associate of CB Commercial Real Estate Services. Prior to that time, Mr. Fratt was involved in commercial real estate brokerage and investment.

     Eric J. Splaver has served as Corporate Controller of the Company since May 1994. From 1985 to 1994, Mr. Splaver worked as a certified public accountant with KPMG Peat Marwick LLP.

     Robert V. Sicina has served as Chairman and Chief Executive Officer of Champion Financial Services, Inc. since January of 1998. During 1997, Mr. Sicina was the Chief Financial Officer and Executive Vice President for National Insurance Premium Finance, a financial services provider to the non-standard insurance products market. Mr. Sicina was employed at various positions at American Express Company from 1992 through 1996 including President of the Latin American and Caribbean Division of Travel Related Services and President of American Express Bank, Ltd. Previously, Mr. Sicina served in various positions with Citibank both domestically and internationally in its retail financial services activities including Chief Financial Officer of its U.S. Credit Card Product Group.

     Directors of the Company are elected for one year terms. Each director of the Company serves until the following annual meeting of the Company, until his successor is duly elected and qualified, or until retirement, resignation, or removal. Executive officers of the Company serve at the discretion of the Board of Directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     In March 1987, Mr. Ernest C. Garcia II, the Company's Chairman, Chief Executive Officer, and principal stockholder, obtained $20 million in financing from Lincoln Savings and Loan Association ("Lincoln") to repurchase stock in his real estate development company held by a corporate investor. Mr. Garcia also agreed to facilitate the purchase of certain land from a Lincoln subsidiary. The two transactions closed simultaneously. Soon thereafter, Lincoln was placed into receivership and federal regulators from the RTC and other government agencies began investigating numerous transactions involving Lincoln and a variety of third parties, including Mr. Garcia.

     Upon being notified of the RTC's investigation, Mr. Garcia met voluntarily with RTC investigators, without counsel, for several months and provided full disclosure concerning the details of his dealings with Lincoln. Nearly one year later, the RTC asserted that the financing transaction and the land transaction, though documented separately, were linked and that, as a result of the transaction, Lincoln improperly recorded a gain in violation of certain accounting rules applicable to Lincoln. As a result, in October 1990, the United States, on behalf of the RTC, informed Mr. Garcia that it intended to charge him with bank fraud.

Mr. Garcia was never indicted for his role in the transaction, but, facing severe financial pressures, agreed to plead guilty to one count of bank fraud.

     Prior to his sentencing in 1993, the RTC submitted a letter to the United States District Court for the Central District of California urging that the court take favorable account of Mr. Garcia's relative responsibility and culpability, as well as his timely and honest cooperation, in determining an appropriate sentence. In this letter, the RTC stated its belief that the chief executive officer of Lincoln's parent company, Charles H. Keating, Jr., not Mr. Garcia, devised the transaction and that Mr. Garcia was not even aware of the existence of Mr. Keating's illegal schemes and had no reason to believe that the transaction would enable Mr. Keating to defraud Lincoln. The RTC letter also noted Mr. Garcia's extensive cooperation with federal investigators, which began prior to the time he was charged and continued until his sentencing. In December 1993, the court, following the RTC's recommendation, sentenced Mr. Garcia to three years of probation and fined him $50 (the minimum fine that the court could assess). Under the terms of the probation, Mr. Garcia was barred from affiliating in any way with a federally insured banking institution without prior approval. In December 1996, Mr. Garcia completed his probation.

     In connection with the criminal action, the RTC filed a civil suit against Mr. Garcia, which the parties settled after Mr. Garcia agreed to cooperate fully with the RTC in its investigation and prosecution of Lincoln-related matters. Pursuant to the terms of his settlement agreement, and in light of Mr. Garcia's cooperation, the RTC released Mr. Garcia from civil liability. Also in connection with this action, the Securities and Exchange Commission ("Commission") commenced civil and administrative actions against Mr. Garcia. Without admitting or denying any of the Commission's allegations, Mr. Garcia consented to a court order permanently enjoining him and his affiliates from violating the federal securities laws and to a Commission order barring him (with a right to reapply upon the cessation of his probation) from associating in any capacity with any broker, dealer, municipal securities dealer, investment adviser, or investment company.

     As a result of a decline in the Arizona real estate market in the late 1980s, changes in the tax laws affecting real estate, and the 1987 stock market crash, in April 1990 a real estate investment company controlled by Mr. Garcia, as well as several limited partnerships organized by that company, filed petitions for reorganization under Chapter 11 of the Bankruptcy Code. All of these reorganization proceedings were successfully concluded by 1993. Many of the obligations of these entities were personally guaranteed by Mr. Garcia and his wife. As a result, Mr. Garcia and his wife filed a petition under Chapter 7 of the Bankruptcy Code in 1990, which was discharged in October 1991.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors, and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the filings of such forms, or written representations that no other forms were required, the Company believes that all of the Company's executive officers, directors, and greater than 10% stockholders complied during the fiscal year ended December 31, 1997 with the reporting requirements of Section 16(a), with the exception of one Form 3 filing with respect to Mr. Russell J. Grisanti, which was made after the applicable deadline. The delay in filing the Form 3 (initial statement of beneficial ownership of securities) was the result of an administrative error on the Company's part in recognizing Mr. Grisanti as an executive officer of the Company when he was hired by the Company, and the Company's processing of the filing on behalf of Mr. Grisanti.

                       ITEM 11 -- EXECUTIVE COMPENSATION

             COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS, AND
                                RELATED MATTERS

COMPENSATION OF DIRECTORS AND THE DIRECTOR INCENTIVE PLAN

     The Company's independent directors are compensated $1,000 for physical attendance at meetings of the Board of Directors and at meetings of committees of the Board of Directors of which they are members, and are reimbursed for reasonable travel expenses incurred in connection with attendance at each Board and committee meeting. Board and committee members are not compensated for their telephonic attendance at meetings. If a Board and committee meeting are held on the same day, a member who attends both meetings will received combined total compensation of only $1,000. In addition, pursuant to the Company's Director Incentive Plan, upon initial appointment or initial election to the Board of Directors, each independent director of the Company receives Common Stock of the Company valued at $30,000, which is subject to vesting in equal annual increments over a three-year period as provided for under the plan. Directors who are also officers of the Company are not compensated for their service as directors and are not entitled to participate in the Director Incentive Plan.

SUMMARY COMPENSATION TABLE FOR NAMED EXECUTIVE OFFICERS

     The table below sets forth information concerning the annual and long-term compensation for services rendered in all capacities to the Company during the three fiscal years ended December 31, 1997, of those persons who were, at December 31, 1997: (i) the chief executive officer of the Company and (ii) the four other most highly compensated executive officers of the Company ("Named Executive Officers"):

                                                                          LONG-TERM COMPENSATION
                                                                     ---------------------------------
                                                                      SECURITIES
                                             ANNUAL COMPENSATION      UNDERLYING
                                            ----------------------    OPTIONS --        ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR  SALARY ($)    BONUS($)   AWARDS(#)(1)   COMPENSATION($)(2)
---------------------------           ----  ----------    --------   ------------   ------------------
Ernest C. Garcia II.................  1997   $131,677           --          --           $ 3,935(3)
  Chairman of the Board and           1996    121,538           --          --             3,873(3)
  Chief Executive Officer             1995    100,000           --          --             3,151(3)
Gregory B. Sullivan.................  1997    197,846           --          --               554
  President and Chief                 1996     97,385           --     125,000                --
  Operating Officer                   1995         --(4)        --     116,000(4)             --
Steven T. Darak.....................  1997    148,654     $ 25,000          --             1,750(5)
  Senior Vice President and           1996    100,000      100,000      40,000             9,250(5)
  Chief Financial Officer             1995    100,000      100,000          --            12,250(5)
Walter T. Vonsh(7)..................  1997    150,000           --          --             3,439(6)
  Senior Vice President -- Credit     1996    126,923       30,000      50,000             5,277(6)
                                      1995     97,692           --          --             3,704(6)
Donald L. Addink....................  1997    139,671       10,000          --               950
  Vice President -- Senior Analyst    1996    122,142       10,000      42,000               485
                                      1995     71,026       10,000      58,000               984

---------------
(1) The amounts shown in this column represent stock options granted pursuant to the Ugly Duckling Corporation Long-Term Incentive Plan ("Incentive Plan"). Generally, options are subject to vesting over a five-year period, with 20.0% of the options becoming exercisable on each successive anniversary of the date of grant. See below, Part III. Item 11. "Executive
    Compensation -- Compensation of Directors and Executive Officers, and Related Matters -- Long-Term Incentive Plan" for a discussion of the Incentive Plan.

(2) The amounts shown includes the dollar value of 401(k) plan contributions made by the Company for the benefit of the Named Executive Officers.

(3) This amount includes a $2,985 car allowance during 1997, and a $2,950 car allowance during both 1996 and 1995, respectively, for Mr. Garcia.

(4) Mr. Sullivan became an executive officer of the Company during March 1996. For all of 1995 and a portion of 1996, Mr. Sullivan was employed as an independent contractor by the Company and was not an employee. Therefore, the above table does not reflect the compensation paid to Mr. Sullivan while he was an independent contractor for the Company in 1995 and 1996, respectively. The table does, however, reflect stock options granted to Mr. Sullivan under the Incentive Plan during both 1995 and 1996.

(5) This amount includes $7,500 and $10,500 paid by the Company for a Phoenix apartment for Mr. Darak during 1996 and 1995, respectively, while his full time residence was in Tucson, Arizona and a $1,750 car allowance during 1997, 1996, and 1995.

(6) This amount includes a $2,550, $5,000, and $2,850 car allowance for Mr. Vonsh during 1997, 1996, and 1995, respectively.

(7) Effective as of March 16, 1998, Mr. Vonsh resigned his officer position of Senior Vice President -- Credit for the Company. Mr. Vonsh continues to be employed by the Company in other capacities and positions.

OPTION GRANTS IN LAST FISCAL YEAR TO NAMED EXECUTIVE OFFICERS

     There were no stock options granted pursuant to the Company's Incentive Plan or otherwise during the fiscal year ended December 31, 1997, to the Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND OPTION VALUES AS OF DECEMBER 31, 1997 OF NAMED EXECUTIVE OFFICERS

     The table below sets forth information with respect to option exercises and the number and value of options outstanding at December 31, 1997 held by the Named Executive Officers. The Company has never issued any other forms of stock based awards.

                                                             NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN-
                                                             UNDERLYING OPTIONS AT         THE-MONEY OPTIONS AT
                                SHARES                       FISCAL YEAR END(#)(1)         FISCAL YEAR END($)(2)
                              ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME AND PRINCIPAL POSITION   EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------   -----------   -----------   -----------   -------------   -----------   -------------
Ernest C. Garcia II.........      --               --           --              --             --             --
Gregory B. Sullivan.........      --               --       71,400         169,000       $282,974       $446,336
Steven T. Darak.............      --               --        8,000          32,000          3,500         14,000
Walter T. Vonsh.............      --               --       10,000          40,000          8,750         35,000
Donald L. Addink(3).........  63,000         $622,490(4)    17,000          20,000             --         35,000

---------------
(1) Generally, options are subject to vesting over a five-year period, with 20% of the options becoming exercisable on each successive anniversary of the date of grant.

(2) In-the-money options are options for which the option exercise price (the fair market value on the date of grant) was lower than the market price of the Company's Common Stock on December 31, 1997, which market price of $8.50 per share was based on the closing price of the Common Stock on that date as reported by Nasdaq. The values in the last two columns have not been, and may never be, received by the Named Executive Officers. Actual gains, if any, on option exercises will depend on the value of the Common Stock on the exercise dates. Accordingly, there can be no assurance that the values shown in the last two columns will be realized. The closing price of the Company's Common Stock on March 26, 1998 was $10.50 per share.

(3) Subsequent to December 31, 1997 and during January 1998, Mr. Addink exercised 20,000 stock options at an exercise price of approximately $6.75 per share. As discussed herein, these options were subject to accelerated vesting pursuant to Mr. Addink's restated employment agreement with the Company.

(4) The value realized represents the value of stock options exercised by Mr. Addink during the last fiscal year. During this period, he exercised options to acquire 63,000 shares of the Company's Common Stock.

    The value realized was calculated by subtracting the exercise price of Mr. Addink's options from the fair market value of the Common Stock underlying the options as of the exercise date. The fair market value of the Company's Common Stock was based on the closing price of the stock on the date of exercise as reported by Nasdaq. Pursuant to Incentive Plan documents, the exercise date was the date Mr. Addink provided notice of his exercise to the Company and method of payment.

LONG-TERM INCENTIVE PLAN

     In June 1995, the Company's stockholders approved the Ugly Duckling Corporation Long-Term Incentive Plan ("Incentive Plan"). Under the Incentive Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs"), stock appreciation rights ("SARs"), performance shares, restricted stock, dividend equivalents, and other Common Stock-based awards to employees, consultants, and advisors of the Company. The Company believes that the Incentive Plan promotes the success and enhances the value of the Company by linking the personal interests of participants to those of the Company's stockholders and providing participants with an incentive for outstanding performance. The total number of shares of Common Stock originally available for awards under the Incentive Plan, as amended, is 1,800,000, subject to a proportionate increase or decrease in the event of a stock split, reverse stock split, stock dividend, or other adjustment to the Company's total number of issued and outstanding shares of Common Stock. As of March 1, 1998, the Company had granted options under the Incentive Plan to purchase approximately 1,445,700 (net of cancelled and lapsed grants) shares of Common Stock to various of its employees of which 1,265,444 were outstanding. Also as of March 1, 1998, there were 354,300 shares that remained available for grant under the Incentive Plan. During the first quarter of 1998, the Compensation Committee granted, subject to certain conditions, approximately 775,000 options to purchase Common Stock of the Company to several of its officers, which grant is not reflected in the preceding option and grant information as of March 1, 1998 for the Incentive Plan. See below, Part III. Item 11. "Executive Compensation -- Compensation of Directors and Executive Officers, and Related Matters -- Contracts with Directors and Executive Officers."

     The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which has the exclusive authority to administer the Incentive Plan, including the power to determine eligibility, the type and number of awards to be granted, and the terms and conditions of any award granted, including the price and timing of awards, vesting, and acceleration of such awards. The Incentive Plan does provide an award limit to a single participant equal to no more than 250,000 shares of Common Stock during any single calendar year. To date, the exercise price of all options granted under the Incentive Plan has been equal to the fair market value of the Common Stock on the date of grant. The Compensation Committee may terminate, amend or modify the Incentive Plan at any time but such termination, amendment or modification shall not affect any stock options, SARs or restricted stock awards then outstanding under the Incentive Plan. Also, the Compensation Committee may not terminate, amend or modify the Incentive Plan as it deems advisable, but subject to any stockholder approval required under applicable law or by any national securities exchange or system on which the Common Stock is then listed or reported. Unless terminated by action of the Compensation Committee, the Incentive Plan will continue in effect until June 30, 2005, but awards granted prior to such date shall continue in effect until they expire in accordance with their terms. The Compensation Committee may amend the term of any award or option theretofore granted, retroactively or prospectively, but no such amendment shall adversely affect any such award or option without the holder's consent. Generally, the Incentive Plan's stock options have been subject to vesting over a five-year period, with 20.0% of the options becoming exercisable by the holder thereof on each successive anniversary date of the grant, and presently expire 10 years after grant date. However, during 1997, the Compensation Committee exercised its discretion and accelerated the vesting of certain stock option awards previously granted to Mr. Addink under the Incentive Plan. See below, Part III. Item 11. "Executive Compensation -- Compensation of Directors and Executive Officers, and Related Matters -- Contracts with Directors and Executive Officers" herein. Also, the Incentive Plan has a "Change of Control" provision which is summarized herein under this Part III. Item 11. "Executive Compensation -- Compensation of Directors and Executive Officers, and Related Matters -- Change of Control Arrangements."

401(K) PLAN

     Under the Company's 401(k) plan, adopted in October 1995, eligible employees may direct that a portion of their compensation, up to a legally established maximum, be withheld by the Company and contributed to their account. All 401(k) plan contributions are placed in a trust fund to be invested by the 401(k) plan's trustee, except that the 401(k) plan may permit participants to direct the investment of their account balances among mutual or investment funds available under the plan. The 401(k) plan provides a matching contribution of 10.0% of a participant's contributions, and discretionary additional matching, if authorized by the Company. Amounts contributed to participant accounts under the 401(k) plan and any earnings or interest accrued on the participant accounts are generally not subject to federal income tax until distributed to the participant and may not be withdrawn until death, retirement, or termination of employment.

CHANGE OF CONTROL ARRANGEMENTS

     The Incentive Plan provides that the Board of Director or the Compensation Committee (whichever entity is administering the Incentive Plan at the time) may, in its sole and absolute discretion, provide participants with certain rights and benefits in the event of a "Change of Control" (as defined in the Incentive Plan), including, without limitation (1) allowing all grants to become exercisable and all restrictions on outstanding grants to lapse and allowing each participant the right to exercise the grants prior to the occurrence of the Change of Control event; or (2) providing that every grant outstanding under the Incentive Plan terminates, provided that the surviving or resulting entity tenders grants to participants that substantially preserve the rights and benefits of any grant then outstanding under the Incentive Plan. A "Change of Control" under the Incentive Plan may be any consolidation or merger of the Company in which the Company is not the continuing or surviving entity, or pursuant to which stock would be converted into cash, securities, or other property; any sale, lease, exchange, or other transfer of more than 40% of the assets or earning power of the Company; the approval by stockholders of any plan or proposal for liquidation or dissolution of the Company; or any person, other than any current stockholder of the Company or affiliate thereof or any employee benefit plan of the Company or any subsidiary of the Company, becomes the beneficial owner of 20% or more of the Company's outstanding stock. See below,
Part III. Item 11. "Executive Compensation -- Compensation of Directors and Executive Officers, and Related Matters -- Contracts with Directors and Executive Officers."

CONTRACTS WITH DIRECTORS AND EXECUTIVE OFFICERS

     During the first quarter of 1998, the Compensation Committee granted, subject to certain conditions, approximately 775,000 options to purchase Common Stock of the Company to several of its officers. Included in this grant is a stock option award to acquire 500,000 shares of the Company's stock to Gregory
B. Sullivan, President and Chief Operating Officer of the Company.

     On January 1, 1996, the Company entered into a three-year employment agreement with Mr. Ernest C. Garcia II, the Company's Chairman and Chief Executive Officer. The agreement establishes Mr. Garcia's base salary for 1997 at $132,000 per year and provides a minimum 10.0% increase in the base salary each year throughout the term of the agreement. In addition, the agreement provides for the continuation of Mr. Garcia's base salary and certain benefits for a period of one year in the event Mr. Garcia is terminated by the Company without cause prior to that time. The agreement also contains confidentiality and non-compete covenants.

     On April 1, 1995, the Company entered into a three-year employment agreement with Mr. Walter T. Vonsh, the Company's former Senior Vice
President -- Credit that was modified on or about August 6, 1997. As stated above, Mr. Vonsh is no longer the Senior Vice President -- Credit for the Company, but continues to be employed by the Company in other capacities and positions. The modified agreement provides for a base salary of $150,000 per year for 1997 and certain other compensation and benefits. Subject to certain conditions, the modified agreement also provides for an extension of Mr. Vonsh's employment agreement to April 2002. The modified agreement also provides for the continuation of Mr. Vonsh's base salary and certain benefits for the term of the agreement in the event Mr. Vonsh is terminated by the Company without cause prior to that time. The modified agreement contains confidentiality and non-compete covenants.

     On June 1, 1995, the Company entered into a five-year employment agreement with Mr. Donald L. Addink, the Company's Vice President -- Senior Analyst, that was amended and restated effective August 1, 1997. The restated agreement establishes Mr. Addink's base salary at $165,000 per year beginning on or around the effective date of the restated employment agreement, a $10,000 bonus payment upon execution of the restated employment agreement, certain benefits, and the continuation of Mr. Addink's base salary and certain benefits for a period of one year in the event Mr. Addink is terminated by the Company without cause prior to expiration of the restated employment agreement. The restated employment agreement also contains confidentiality and non-compete covenants. Further, the restated employment agreement accelerated the vesting of Mr. Addink's 100,000 stock options previously granted under the Incentive Plan, as described below. Originally, the 100,000 stock options were granted: (1) pursuant to the Incentive Plan's general five-year vesting schedule with 20% vesting each year, and (2) on the following dates, in the following number and for the following exercise prices.

                                                     NUMBER        EXERCISE PRICE
DATE                                              OF SHARES(#)      PER SHARE($)
----                                              ------------    -----------------
June 1995.......................................     58,000            $ 1.72
June 1996.......................................     25,000              6.75
December 1996...................................     17,000             17.69

In recognition of Mr. Addink's performance for the Company, the Board of Directors of the Company and the Board's Compensation Committee, approved the acceleration of the above options, such that they became fully vested on the following dates: (1) the June 1995 and December 1996 options vested on August 1, 1997 (the date of the restated employment agreement), and (2) the June 1996 options vested on January 15, 1998. The accelerated vesting does not affect any other options of Mr. Addink presently held or thereafter acquired by him.

     On June 12, 1997, the Company entered into a two-year employment agreement with Russell J. Grisanti, the Company's Executive Vice President -- Operations. The agreement establishes Mr. Grisanti's base salary at $170,000 per year beginning on or around the effective date of the agreement, reimbursement of certain costs and other assistance in connection with Mr. Grisanti (at the request of the Company) relocating his household from California to Arizona, an initial stock option grant to acquire 100,000 shares of the Company's Common Stock, and certain other benefits. The initial option grant consisted of a NQSO under the Incentive Plan, with terms and conditions consistent with the plan's general terms. The agreement also provides for the continuation of Mr. Grisanti's base salary for a period of one year in the event Mr. Grisanti is terminated by the Company without cause prior to the expiration of the agreement.

     On August 16, 1997, the Company entered into an employment agreement with Steven A. Tesdahl, the Company's Senior Vice President and Chief Financial Officer. The agreement provides for no minimum or maximum term of employment. It does, however, establish Mr. Tesdahl's annual base salary at $175,000 per year beginning on or around the effective date of the agreement (subject to a minimum ten percent increase on each anniversary hire date), an initial stock option grant to acquire 100,000 shares of the Company's Common Stock, a grant of restricted stock of the Company valued at $100,000 at the approximate effective date of Mr. Tesdahl's employment with the Company, and certain other benefits. The initial option grant consisted of a NQSO under the Incentive Plan, with terms and conditions consistent with the plan's general terms. The restricted stock award consisted of Common Stock of the Company, which vested on or around January 15, 1998. The agreement provides for the continuation of Mr. Tesdahl's base salary for a maximum period of one year in the event Mr. Tesdahl is terminated by the Company without cause prior to his one year anniversary date with the Company (i.e., prior to September 1, 1998). The potential severance benefit decreases over the period of Mr. Tesdahl's employment with the Company and goes to zero after September 1, 2000. The agreement contains a "Change of Control" provision that provides that upon such an event occurring and either
(a) Mr. Tesdahl himself terminates his employment with the Company within 12 months after the change of control; or (b) the Company terminates Mr. Tesdahl without cause within 90 days prior to the change of control or within 12 months after the change of control, then in either event Mr. Tesdahl will receive a termination fee equal to 200% of his then current salary. In addition, at the time of a change of control Mr. Tesdahl's initial NQSO award will automatically fully vest without any further action or authority of the Board of Directors or the Compensation Committee. The agreement adopts the Incentive Plan's definition of a "Change of Control" and adds the removal and/or resignation of Ernest C. Garcia II as the Chairman of the Board and Chief Executive Officer of the Company as an additional change of control event. See above, Part III. Item 11. "Executive
Compensation -- Compensation of Directors and Executive Officers, and Related Matters -- Change of Control Arrangements."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     There are no compensation committee interlocks and no Company officer or former officer was a member of the Company's Compensation Committee. However, Mr. Jennings was, during 1997, and continues to be a member of the Compensation Committee of the Board of Directors. As discussed herein, Mr. Jennings is also a managing director of Cruttenden Roth. Cruttenden Roth served as the sole representative in the Company's initial public offering. In its capacity as representative, Cruttenden Roth participated in the underwriting discount and received a non-accountable expense allowance and warrants to purchase Common Stock. See Part II. Item 5. "Market For The Registrant's Common Equity Securities and Related Stockholder Matters -- Warrant Issuances" and Part III.
Item 12. "Security Ownership of Certain Beneficial Owners and Management."

         ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 1, 1998, for: (1) each director of the Company; (2) the Named Executive Officers of the Company; (3) all directors and executive officers of the Company as a group; and (4) each beneficial owner of more than 5% of the outstanding Common Stock as of March 1, 1998, unless otherwise indicated. To the knowledge of the Company, each person listed below or their family members have sole voting and investment power with respect to their shares, except to the extent that (a) authority is shared by their respective spouses under applicable law, or (b) as otherwise indicated below.

                                                         SHARES BENEFICIALLY OWNED(1)
                                                     ------------------------------------
                                                             NUMBER
                                                     ----------------------
NAME OF BENEFICIAL OWNER(2)                          COMMON STOCK   OPTIONS     TOTAL(#)    PERCENT
---------------------------                          ------------   -------    ----------   -------
Ernest C. Garcia II(3)(12).........................   4,656,500                 4,656,500     25.1%
Robert J. Abrahams(4)..............................       6,744                     6,744        *
Christopher D. Jennings(4)(5)......................      36,194                    36,194        *
John N. MacDonough(4)..............................       4,444                     4,444        *
Arturo R. Moreno(4)................................      24,444                    24,444        *
Frank P. Willey(4).................................       9,444                     9,444        *
Gregory B. Sullivan(6).............................      20,000     71,400         91,400        *
Steven T. Darak(6).................................     140,000      8,000        148,000        *
Walter T. Vonsh(6).................................      72,000     10,000         82,000        *
Donald L. Addink(7)................................      98,000     67,000        165,000        *

                                                         SHARES BENEFICIALLY OWNED(1)
                                                     ------------------------------------
                                                             NUMBER
                                                     ----------------------
NAME OF BENEFICIAL OWNER(2)                          COMMON STOCK   OPTIONS     TOTAL(#)    PERCENT
---------------------------                          ------------   -------    ----------   -------
Steven P. Johnson(6)...............................     310,000      5,000        315,000      1.7%
Harris Associates L.P.(8)(12)......................   1,825,000                 1,825,000      9.9%
Wellington Management Company, LLP(9)(12)..........   1,664,500                 1,664,500      9.0%
Merrill Lynch & Co., Inc.(10)(12)..................   1,615,000                 1,615,000      8.8%
FMR Corp.(11)(12)..................................   1,284,000                 1,284,000      6.9%
All directors and executive officers as a group (16
  persons).........................................                             5,581,875     30.1

---------------
* Represents less than one percent of the outstanding Common Stock.

 (1) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from March 1, 1998 through the exercise of any option, warrant, or right. Shares of Common Stock subject to options, warrants, or rights which are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants, or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 18,550,869 shares of Common Stock outstanding as of March 1, 1998.

 (2) Unless otherwise noted, the address of each of the listed stockholders is 2525 East Camelback Road, Suite 1150, Phoenix, Arizona 85016.

 (3) Includes 136,500 shares and 20,000 shares held by The Garcia Family Foundation, Inc., an Arizona nonprofit corporation, and Verde, an affiliate of the Company and Mr. Garcia, respectively. Also, includes 50,000 shares of Common Stock that Mr. Garcia presently owns, but to which he has provided an option to purchase to Donald L. Addink. The Option Agreement was entered into on August 18, 1997 and allows Mr. Addink to exercise the option at any time through May 31, 2000 at an exercise price of $15.00 per share. As of March 1, 1998, Mr. Addink had not exercised his option right to purchase any of these shares of Common Stock from Mr. Garcia. Until the option is exercised by Mr. Addink, Mr. Garcia retains voting and investment power with respect to the 50,000 shares of Common Stock.

 (4) The total for each independent Board of Director member includes 4,444 shares of Common Stock of the Company granted under the Company's Director Incentive Plan. Shares having a value of $30,000 on or about the date of grant (i.e., 4,444 shares of Common Stock) were granted and issued to each independent Board member upon their appointment or election to the Board of Directors in June 1996. Pursuant to the Director Incentive Plan, these shares vest over a three-year period at an annual rate of 33%, beginning on the first anniversary date after the date of grant (June 1996).

 (5) The total for Mr. Jennings includes 6,444 shares of Common Stock of the Company. The total also includes 29,750 warrants to purchase Common Stock held of record by Cruttenden Roth, investment banking firm of which Mr. Jennings is managing director. The warrants are convertible into Common Stock at an exercise price of $9.45 per share and vest over a three-year period at an annual rate of 33%, beginning in June 1996.

 (6) The options listed for Messrs. Sullivan, Darak, Vonsh and Johnson include their respective options granted under the Incentive Plan that are exercisable pursuant to the plan on March 1, 1998 or within 60 days thereafter. The options are exercisable at various prices, established in accordance with the provisions of the Incentive Plan.

 (7) The total for Mr. Addink includes options granted under the Incentive Plan. Generally options issued pursuant to the Incentive Plan vest over a five-year period, with 20% of the options becoming exercisable by a holder on each successive anniversary date of the grant. During 1997, the Compensation Committee of the Board of Directors of the Company and the Board approved an accelerated vesting schedule for Mr. Addink's existing options under the Incentive Plan. The total also includes an option to acquire 50,000 shares of Common Stock directly from Mr. Garcia, pursuant to their Option Agreement dated August 18, 1997. As of March 1, 1998, Mr. Addink had not exercised any of his option rights under this agreement. However, the Option Agreement does provide Mr. Addink the right to exercise his option at any time through May 31, 2000 at an exercise price of $15.00 per share. Until the option is exercised by Mr. Addink, Mr. Garcia retains voting and investment power with respect to these 50,000 shares of Common Stock.

 (8) Based on two (2) Schedule 13G filings as of December 31, 1997, by Harris Associates L.P. ("Harris") and an affiliate of Harris, Harris Associates Investment Trust and related funds ("Harris Trust"), all located, at Two North LaSalle Street, Suite 500, Chicago, Illinois 60602. According to these Schedule 13Gs, Harris has shared voting and dispositive power over 1,825,000 of the shares (including 1,750,000 share of Harris Trust) and Harris Trust has shared voting and dispositive power over 1,750,000 of the shares of the Company's Common Stock. The Company makes no representation as to the accuracy or completeness of the information provided in this footnote or the above beneficial ownership table related to the same, which is based solely on the Harris and Harris Trust Schedule 13G filings.

 (9) Based on a Schedule 13G (Amendment No. 1) ("Amendment") filing as of December 31, 1997, by Wellington Management Company, LLP, at 75 State Street, Boston, Massachusetts 02109. According to the Amendment, Wellington Management Company, LLP has shared voting power over 767,100 of the shares and shared dispositive power over 1,664,500 of the shares of the Company's Common Stock. The Company makes no representation as to the accuracy or completeness of the information provided in this footnote or the above beneficial ownership table related to the same, which is based solely on Wellington Management Company LLP's Amendment filing.

(10) Based on a Schedule 13G filing as of December 31, 1997, by Merrill Lynch & Co., Inc. ("Merrill Parent") and four (4) of its subsidiaries and/or affiliates, including Merrill Lynch Global Allocation Fund, Inc. ("Merrill Global"). Merrill Parent and one of its subsidiary/affiliates that is included within this Merrill Schedule 13G filing are located, at 250 Vesey Street, New York, New York 10281. Merrill Global and the other two (2) subsidiaries/affiliates that are included within this Merrill Schedule 13G filing are located at 800 Scudders Mill Rd., Plainsboro, New Jersey 08536. According to the Schedule 13G, Merrill Global has shared voting and dispositive power over 1,530,000 of the shares and Merrill Parent along with each of its other three subsidiaries and/or affiliates have shared voting and dispositive power over 1,615,000 of the shares of the Company's Common Stock. The Company makes no representation as to the accuracy or completeness of the information provided in this footnote or the above beneficial ownership table related to the same, which is based solely on Merrill's Schedule 13G filing.

(11) Based on a Schedule 13G filing as of December 31, 1997, by FMR Corp., along with certain of its affiliates ("FMR"), at 82 Devonshire Street, Boston, Massachusetts 02019. According to the Schedule 13G, FMR has no voting power over the shares but has sole dispositive power over 1,284,000 shares of the Company's Common Stock. The Company makes no representation as to the accuracy or completeness of the information provided in this footnote or the above beneficial ownership table related to the same, which is based solely on FMR's Schedule 13G filing.

(12) The Company knows of no other person who beneficially owned more than five percent of Company's Common Stock as of March 1, 1998.

           ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since its inception, the Company has maintained business relationships and engaged in certain transactions with the affiliated companies and parties described below. Any future transactions between the Company and its affiliated entities, executive officers, directors, or significant stockholders will require the approval of a majority of the independent directors of the Company and will be on terms no less favorable to the Company than the Company could obtain from non-affiliated parties.

     Pursuant to an agreement ("Modification Agreement") between the Company and Verde, effective June 21, 1996, Verde agreed to sell to the Company at any time prior to June 21, 1997, subject to financing, six car lots, a vehicle reconditioning center, and two office buildings owned by Verde and leased to the Company at the lower of $7.45 million or the appraised value of the properties (as determined by an independent third party), and to lower the rents on such properties to an aggregate of $745,000 per year subject to cost of living adjustments if the sale did not take place. These properties had previously been rented from Verde pursuant to various leases which called for base monthly rents aggregating approximately $123,000 plus contingent rents as well as all occupancy and maintenance costs, including real estate taxes, insurance, and utilities. Rents paid to Verde pursuant to these leases totaled $1.5 million in 1996. The Company believes the reduced rental rates approximate the financing costs to be incurred in connection with the purchase of such properties. In addition, Verde assigned to the Company its leasehold interest in two properties it sub-leased to the Company. These transactions (the reduction in rental rates and/or the purchase of property) would have resulted in savings to the Company of approximately $626,000 for 1996. Also pursuant to the Modification Agreement, Verde lowered the interest rate on $14.0 million of the Company's subordinated debt payable to Verde from 18.0% to 10.0% per annum and lowered from 12.0% to 10.0% the dividend rate on $10.0 million of the Company's Preferred Stock held by Verde. For the years ended December 31, 1997 and 1996, the Company paid Verde $2.0 million and $553,000 of principal, and approximately $1.2 million and $1.9 million of interest, respectively, in connection with the Verde subordinated debt. In July 1997, the Company's Board of Directors approved the prepayment of the $12.0 million in subordinated debt subject to certain conditions. See Part
II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources -- Subordinated Indebtedness and Preferred Stock." On December 31, 1996, the Company purchased the properties listed above from Verde pursuant to the Modification Agreement. Mr. Garcia is the President and sole stockholder of Verde. In connection with the purchase, Verde returned security deposits which totaled $364,000.

     In January 1996, in connection with the sale of the Gilbert Dealership, the Company purchased the land for the Gilbert Dealership from Verde for a total price of $750,000, which the Company believes approximated fair market value. Simultaneous with such purchase, the Company sold the land purchased from Verde together with the dealership building and other improvements (which had been constructed by the Company) to a third party for $512,500 in cash and a promissory note in the principal amount of $1.2 million. The Company recognized a loss on the sale of $120,000, for which an allowance was established as of December 31, 1995.

     Mr. Christopher D. Jennings, a managing director of Cruttenden Roth, is a director of the Company. Cruttenden Roth served as the sole representative in the Company's initial public offering. In its capacity as representative, Cruttenden Roth participated in the underwriting discount and received a non-accountable expense allowance and warrants to purchase Common Stock. See
Part II. Item 5. "Market For The Registrant's Common Equity Securities and Related Stockholder Matters -- Warrant Issuances" and Part III. Item 12. "Security Ownership of Certain Beneficial Owners and Management."

     In September 1997, the Company's Board of Directors approved the Ugly Duckling Director and Officer Stock Purchase Program. The Director and Officer Stock Purchase Program includes the providing of loans of up to $1.0 million in total to the directors and senior officers under the program to assist Directors' and officers' purchases of Company Common Stock on the open market. The program provides for loans, which are unsecured by the related Common Stock, at arms-length terms and conditions. During November 1997, senior officers purchased 50,000 shares of Common Stock under the Director and Officer Stock Purchase Program and the Company advanced $500,000 to the senior officers for these purchases.

                                    PART IV

        ITEM 14 -- EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

     (A) CONSOLIDATED FINANCIAL STATEMENTS.

     The following consolidated financial statements of Ugly Duckling Corporation, are filed as part of this Form 10-K.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   47
Consolidated Financial Statements and Notes thereto of Ugly
  Duckling Corporation:
  Consolidated Balance Sheets -- December 31, 1997 and
     1996...................................................   48
  Consolidated Statements of Operations -- for the years
     ended December 31, 1997, 1996 and 1995.................   49
  Consolidated Statements of Stockholders' Equity -- for the
     years ended December 31, 1997, 1996 and 1995...........   50
  Consolidated Statements of Cash Flows -- for the years
     ended December 31, 1997, 1996 and 1995.................   51
  Notes to Consolidated Financial Statements................   53
  All schedules have been omitted because they are not
  applicable, not required, or the information has been
  disclosed in the consolidated financial statements and
  related notes thereto or otherwise in this Form 10-K
  Report.

     (B) REPORTS ON FORM 8-K.

     During the fourth quarter of 1997, the Company filed three reports on Form 8-K, including one Form 8-K/A. The first report on Form 8-K, dated September 19, 1997 and filed October 5, 1997, pursuant to Items 2, 5 and 7, reported (1) the completion of the acquisition by the Company of certain assets of Kars, and (2) the completion of the securitization of approximately $104 million of vehicle receivables by CRC II. The second report on Form 8-K, dated November 14, 1997 and filed November 20, 1997, pursuant to Items 2 and 7 (1) reported the execution by the Company of a letter agreement, and related terms, entitled Binding Agreement to Propose and Support Modified Plan Agreement regarding the FMAC Plan of Reorganization and other matters ("Plan Letter Agreement"), and (2) filed a copy of the Plan Letter Agreement. The third report on Form 8-K/A, dated September 19, 1997 and filed October 28, 1997, pursuant to Item 7 amended the Form 8-K dated September 19, 1997 to add the financial statements of the Kars business acquired by the Company and related pro forma financial information. After the fourth quarter 1997, the Company filed four reports on Form 8-K. The first report on Form 8-K, dated December 15, 1997 and filed January 2, 1998, pursuant to Items 5 and 7 (1) reported the execution by the Company of a modified letter agreement, and related terms, which superseded and replaced the Plan Letter Agreement regarding the FMAC Plan of Reorganization and other matters ("Final Plan Letter Agreement"), (2) reported the Company's expected gain of $6.0 to $7.0 million (before income taxes) during the fourth quarter of 1997 from the sale of certain contracts in connection with the FMAC transaction,
(3) reported certain arrangements for the servicing of contracts in connection with FMAC, (4) disclosed the Company's Directors and Officers Stock Purchase Program, and (5) filed related agreements such as the Final Plan Letter Agreement, a purchase agreement, and servicing agreement. The second report on Form 8-K, dated February 6, 1998 and filed February 9, 1998, pursuant to Item 5, reported (1) the Company's earnings for its year and quarter ended December 31, 1997, and (2) the closure of the Company's third party dealer Branch Office network and a related restructuring charge to be recorded in the first quarter of 1998. The third report on Form 8-K, dated January 28, 1998 and filed February 10, 1998, pursuant to Item 5, reported (1) the Reliance transaction, including the entering into of a servicing agreement and transition services agreement whereby the Company would service certain Reliance contracts and provide other services to Reliance, and (2) the Company's borrowing of $7 million from Greenwich Capital. The fourth report on Form 8-K, dated February 10, 1998 and filed February 20, 1998, pursuant to Items 5 and 7 (1) filed a copy of the Company's audited consolidated financial statements as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997, (2) reported the Company's issuance of $15 million of 12% senior subordinated notes and warrants to acquire 500,000 shares of the Company's Common Stock at an exercise price of $10 per share, (3) reported the Company and certain of its subsidiaries and affiliates entering into a master repurchase agreement with Greenwich Capital for Greenwich Capital to purchase eligible contracts from the Company for a purchase price of no more than $30 million, and (4) filed agreements relating to the preceding, including the form of senior subordinated note, form of warrant, loan agreement, and the Company's audited consolidated financial statements.

     (C) EXHIBITS.

                             DESCRIPTION OF EXHIBIT

EXHIBIT
NUMBER
-------
 3.1      Certificate of Incorporation of the Registrant Amended and
          Restated as of May 15, 1997(5)
 3.2      Bylaws of the Registrant (5)
 4.1      Certificate of Incorporation of the Registrant (filed as
          Exhibit 3.1)
 4.2      Form of Warrant Agreement between the Registrant and Harris
          Trust Company of California, as warrant agent, with respect to the FMAC Warrants
 4.3      Form of Certificate representing Common Stock (1)
 4.4      10% Subordinated Debenture of the Registrant issued to Verde
          Investments, Inc. (13)
 4.5      Form of Warrant issued to Cruttenden Roth Incorporated as
          Representative of the several underwriters (1)
 4.6      Form of Warrant issued to SunAmerica Life Insurance Company
          (1)
 4.7      Warrant Agreement between the Registrant and Harris Trust
          Company of California, as warrant agent, with respect to
          Bank Group Warrants(6)
 4.8      Form of 12% Senior Subordinated Note between Registrant and
          Kayne Anderson related entities, each as a lender executed in February 1998 (12)
 4.9      Warrant Agreement dated as of February 12, 1998 between
          Registrant and each of the Kayne Anderson related lenders
          named therein (12)
 4.10     Form of Warrant issued to Kayne Anderson related entities
          issued in February 1998 (12)
10.1      Amended and Restated Motor Vehicle Installment Contract Loan
          and Security Agreement between Registrant and General
          Electric Capital Corporation (8)
10.1(a)   Assumption and Amendment Agreement between the Registrant
          and General Electric Capital Corporation (2)
10.1(b)   Amendment No. 1 to Amended and Restated Motor Vehicle
          Installment Contract Loan and Security Agreement between
          Registrant and General Electric Capital Corporation dated
          December 22, 1997 (13)
10.2      Note Purchase Agreement between the Registrant and
          SunAmerica Life Insurance Company (1)
10.2(a)   First Amendment to Note Purchase Agreement between the
          Registrant and SunAmerica Life Insurance Company (1)
10.2(b)   Second Amendment to Note Purchase Agreement between the
          Registrant and SunAmerica Life Insurance Company (1)
10.2(c)   Third Amendment to Note Purchase Agreement between the
          Registrant and SunAmerica Life Insurance Company (1)
10.2(d)   Fourth Amendment to Note Purchase Agreement between the
          Registrant and SunAmerica Life Insurance Company (1)
10.2(e)   Commitment Letter entered into between the Registrant and
          SunAmerica Life Insurance Company (1)
10.2(f)   Letter Agreement regarding Note Conversion between the
          Registrant and SunAmerica Life Insurance Company (1)

EXHIBIT
NUMBER
-------
10.3      Amended and Restated Registration Rights Agreement between the Registrant and SunAmerica Life Insurance Company (1)
10.4      Loan Purchase Agreement dated as of August 20, 1997 among
          the Registrant and certain banks (6)
10.4(a)   Assignment of Loan and Bank Claim dated as of August 20,
          1997 among the Registrant and certain banks, as assignors
          (6)
10.4(b)   Security Agreement dated as of August 20, 1997 among the
          Registrant, as obligor, and certain banks (6)
10.4(c)   Payment Guaranty dated as of August 20, 1997 of certain
          affiliates of the Registrant, as guarantors (6)
10.5*     Restated (as of March 14, 1997) Ugly Duckling Corporation
          Long-Term Incentive Plan (5)
10.6*     Employment Agreement between the Registrant and Ernest C.
          Garcia II (1)
10.7*     Employment Agreement between the Registrant and Steven T.
          Darak (1)
10.8*     Employment Agreement between the Registrant and Wally Vonsh
          (1)
10.8(a)*  Modification of Employment Agreement between Registrant and
          Wally Vonsh (13)
10.9*     Amended and Restated Employment Agreement between the
          Registrant and Donald L. Addink (8)
10.10*    Employment Agreement between the Registrant and Russell
          Grisanti (5)
10.11*    Employment Agreement between the Registrant and Steven A.
          Tesdahl (8)
10.12     Land Lease Agreement between the Registrant and Verde
          Investments, Inc. for property located at 5104 West Glendale
          Avenue in Glendale, Arizona (1)
10.13     Building Lease Agreement between the Registrant and Verde
          Investments, Inc. for property and buildings located at 9630 and 9650 North 19th Avenue in Phoenix, Arizona (1)
10.14     Land Lease Agreement between the Registrant and Verde
          Investments, Inc. for property located at 330 North 24th
          Street in Phoenix, Arizona (1)
10.15     Land Lease Agreement between the Registrant and Verde
          Investments, Inc. for property located at 333 South Alma
          School Road in Mesa, Arizona (1)
10.16     Lease Agreements between the Registrant and Blue Chip
          Motors, the Registrant and S & S Holding Corporation, and
          the Registrant and Edelman Brothers for certain properties located at 3901 East Speedway Boulevard in Tucson, Arizona
          (1)
10.17     Real Property Lease between the Registrant and Peter and
          Alva Keesal for property located at 3737 South Park Avenue in Tucson, Arizona (1)
10.18     Land Lease Agreement between the Registrant and Verde
          Investments, Inc. for property located at 2301 North Oracle
          Road in Tucson, Arizona (1)
10.19     Related Party Transactions Modification Agreement between
          the Registrant and Verde Investments, Inc. (1)
10.20     Form of Indemnity Agreement between the Registrant and its directors and officers (1)
10.21*    Ugly Duckling Corporation 1996 Director Incentive Plan (1)
10.22     Purchase Agreement, dated February 10, 1997 between the
          Registrant and Friedman, Billings, Ramsey & Co., Inc. (10)
10.23     Agreement of Purchase and Sale of Assets dated as of
          December 31, 1996 (3)
10.23(a)  First Amendment to Agreement of Purchase and Sale of Assets
          dated as of June 6, 1997 (5)
10.24     Agreement of Purchase and Sale of Assets among the
          Registrant, E-Z Plan, Inc., shareholders of E-Z Plan, Inc., and certain lessors, dated as of March 5, 1997 (4)
10.25     Agreement for Purchase and Sale of Certain Assets among
          Registrant, Kars-Yes Holdings Inc. and certain other
          parties, dated as of September 15, 1997 (7)
10.26(a)  Portfolio Servicing Agreement among Registrant, Kars-Yes
          Financial, Inc., and certain other parties, dated as of
          September 15, 1997 (7)
10.26(b)  Subservicing Agreement among Registrant, Kars-Yes Financial,
          Inc., and certain other parties, dated as of September 15,
          1997 (7)

EXHIBIT
NUMBER
-------
10.27     Binding Agreement to Propose and Support Modified Plan
          Agreement dated as of December 15, 1997 among the
          Registrant, FMAC and the Official Committee of Unsecured
          Creditors of FMAC (11)
10.28     Purchase Agreement dated as of December 18, 1997 by and
          among Contract Purchaser, Registrant and LaSalle National
          Bank, as Agent (11)
10.29     Guaranty dated as of December 18, 1997 by Registrant in
          favor of Contract Purchaser (11)
10.30     Servicing Agreement dated as of December 18, 1997 between
          Registrant and Contract Purchaser (11)
10.31     FMAC Guaranty and Stock Pledge Agreement among FMAC,
          Registrant and certain banks
10.32     Contribution Agreement between Registrant and FMAC (13)
10.33     Indemnification Agreement between the Company and FMAC
10.34     Loan Agreement dated as of February 12, 1998 between the
          Registrant and each of the Kayne Anderson related Lenders
          named therein (12)
11        Earnings (Loss) per Share Computation (see Note 16 to Notes
          to Consolidated Financial Statements)
12        Statement on Computation of Ratios
21        List of Subsidiaries
23.1      Consent of KPMG Peat Marwick LLP
24.1      Special Power of Attorney for R. Abrahams
24.2      Special Power of Attorney for C. Jennings
24.3      Special Power of Attorney for J. MacDonough
24.4      Special Power of Attorney for A. Moreno
24.5      Special Power of Attorney for F. Willey
27        Financial Data Schedule

---------------
  *  Management contract or compensatory plan, contract or arrangement.

 (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-3998), effective June 18, 1996.

 (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-13755), effective October 30, 1996.

 (3) Incorporated by reference to the Company's Current Report on Form 8-K, filed January 30, 1997.

 (4) Incorporated by reference to the Company's Annual Report on Form 10-K, filed March 31, 1997.

 (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed August 14, 1997.

 (6) Incorporated by reference to the Company's Current Report on Form 8-K, filed September 5, 1997.

 (7) Incorporated by reference to the Company's Current Report on Form 8-K, filed October 3, 1997.

 (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed November 14, 1997.

 (9) Incorporated by reference to the Company's Current Report on Form 8-K, filed November 20, 1997.

(10) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-22237).

(11) Incorporated by reference to the Company's Current Report on Form 8-K, filed January 2, 1998.

(12) Incorporated by reference to the Company's Current Report on Form 8-K, filed February 20, 1998.

(13) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-42973) effective February 11, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UGLY DUCKLING CORPORATION
                                          a Delaware corporation

                                          By:    /s/ GREGORY B. SULLIVAN
                                            ------------------------------------
                                                   Gregory B. Sullivan
                                                President and Chief Operating
                                                   Officer

Date: March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE                                           TITLE                          DATE
------------------                                           -----                          ----

/s/ ERNEST C. GARCIA II                     Chief Executive Officer and Director       March 30, 1998
------------------------------------------  (Principal Executive Officer and
Ernest C. Garcia II                         Director)

/s/ STEVEN T. DARAK                         Senior Vice President and Chief            March 30, 1998
------------------------------------------  Financial Officer (Principal financial
Steven T. Darak                             and accounting officer)

*                                           Director                                   March 30, 1998
------------------------------------------
Robert J. Abrahams

*                                           Director                                   March 30, 1998
------------------------------------------
Christopher D. Jennings

*                                           Director                                   March 30, 1998
------------------------------------------
John N. MacDonough

*                                           Director                                   March 30, 1998
------------------------------------------
Arturo R. Moreno

*                                           Director                                   March 30, 1998
------------------------------------------
Frank P. Willey

       *By: /s/ GREGORY B. SULLIVAN
------------------------------------------
           Gregory B. Sullivan
             Attorney-in-Fact

                                  EXHIBIT INDEX

EXHIBIT
NUMBER
-------
 3.1      Certificate of Incorporation of the Registrant Amended and
          Restated as of May 15, 1997(5)
 3.2      Bylaws of the Registrant (5)
 4.1      Certificate of Incorporation of the Registrant (filed as
          Exhibit 3.1)
 4.2      Form of Warrant Agreement between the Registrant and Harris
          Trust Company of California, as warrant agent, with respect to the FMAC Warrants
 4.3      Form of Certificate representing Common Stock (1)
 4.4      10% Subordinated Debenture of the Registrant issued to Verde
          Investments, Inc. (13)
 4.5      Form of Warrant issued to Cruttenden Roth Incorporated as
          Representative of the several underwriters (1)
 4.6      Form of Warrant issued to SunAmerica Life Insurance Company
          (1)
 4.7      Warrant Agreement between the Registrant and Harris Trust
          Company of California, as warrant agent, with respect to
          Bank Group Warrants(6)
 4.8      Form of 12% Senior Subordinated Note between Registrant and
          Kayne Anderson related entities, each as a lender executed in February 1998 (12)
 4.9      Warrant Agreement dated as of February 12, 1998 between
          Registrant and each of the Kayne Anderson related lenders
          named therein (12)
 4.10     Form of Warrant issued to Kayne Anderson related entities
          issued in February 1998 (12)
10.1      Amended and Restated Motor Vehicle Installment Contract Loan
          and Security Agreement between Registrant and General
          Electric Capital Corporation (8)
10.1(a)   Assumption and Amendment Agreement between the Registrant
          and General Electric Capital Corporation (2)
10.1(b)   Amendment No. 1 to Amended and Restated Motor Vehicle
          Installment Contract Loan and Security Agreement between
          Registrant and General Electric Capital Corporation dated
          December 22, 1997 (13)
10.2      Note Purchase Agreement between the Registrant and
          SunAmerica Life Insurance Company (1)
10.2(a)   First Amendment to Note Purchase Agreement between the
          Registrant and SunAmerica Life Insurance Company (1)
10.2(b)   Second Amendment to Note Purchase Agreement between the
          Registrant and SunAmerica Life Insurance Company (1)
10.2(c)   Third Amendment to Note Purchase Agreement between the
          Registrant and SunAmerica Life Insurance Company (1)
10.2(d)   Fourth Amendment to Note Purchase Agreement between the
          Registrant and SunAmerica Life Insurance Company (1)
10.2(e)   Commitment Letter entered into between the Registrant and
          SunAmerica Life Insurance Company (1)
10.2(f)   Letter Agreement regarding Note Conversion between the
          Registrant and SunAmerica Life Insurance Company (1)

EXHIBIT
NUMBER
-------
10.3      Amended and Restated Registration Rights Agreement between the Registrant and SunAmerica Life Insurance Company (1)
10.4      Loan Purchase Agreement dated as of August 20, 1997 among
          the Registrant and certain banks (6)
10.4(a)   Assignment of Loan and Bank Claim dated as of August 20,
          1997 among the Registrant and certain banks, as assignors
          (6)
10.4(b)   Security Agreement dated as of August 20, 1997 among the
          Registrant, as obligor, and certain banks (6)
10.4(c)   Payment Guaranty dated as of August 20, 1997 of certain
          affiliates of the Registrant, as guarantors (6)
10.5*     Restated (as of March 14, 1997) Ugly Duckling Corporation
          Long-Term Incentive Plan (5)
10.6*     Employment Agreement between the Registrant and Ernest C.
          Garcia II (1)
10.7*     Employment Agreement between the Registrant and Steven T.
          Darak (1)
10.8*     Employment Agreement between the Registrant and Wally Vonsh
          (1)
10.8(a)*  Modification of Employment Agreement between Registrant and
          Wally Vonsh (13)
10.9*     Amended and Restated Employment Agreement between the
          Registrant and Donald L. Addink (8)
10.10*    Employment Agreement between the Registrant and Russell
          Grisanti (5)
10.11*    Employment Agreement between the Registrant and Steven A.
          Tesdahl (8)
10.12     Land Lease Agreement between the Registrant and Verde
          Investments, Inc. for property located at 5104 West Glendale
          Avenue in Glendale, Arizona (1)
10.13     Building Lease Agreement between the Registrant and Verde
          Investments, Inc. for property and buildings located at 9630 and 9650 North 19th Avenue in Phoenix, Arizona (1)
10.14     Land Lease Agreement between the Registrant and Verde
          Investments, Inc. for property located at 330 North 24th
          Street in Phoenix, Arizona (1)
10.15     Land Lease Agreement between the Registrant and Verde
          Investments, Inc. for property located at 333 South Alma
          School Road in Mesa, Arizona (1)
10.16     Lease Agreements between the Registrant and Blue Chip
          Motors, the Registrant and S & S Holding Corporation, and
          the Registrant and Edelman Brothers for certain properties located at 3901 East Speedway Boulevard in Tucson, Arizona
          (1)
10.17     Real Property Lease between the Registrant and Peter and
          Alva Keesal for property located at 3737 South Park Avenue in Tucson, Arizona (1)
10.18     Land Lease Agreement between the Registrant and Verde
          Investments, Inc. for property located at 2301 North Oracle
          Road in Tucson, Arizona (1)
10.19     Related Party Transactions Modification Agreement between
          the Registrant and Verde Investments, Inc. (1)
10.20     Form of Indemnity Agreement between the Registrant and its directors and officers (1)
10.21*    Ugly Duckling Corporation 1996 Director Incentive Plan (1)
10.22     Purchase Agreement, dated February 10, 1997 between the
          Registrant and Friedman, Billings, Ramsey & Co., Inc. (10)
10.23     Agreement of Purchase and Sale of Assets dated as of
          December 31, 1996 (3)
10.23(a)  First Amendment to Agreement of Purchase and Sale of Assets
          dated as of June 6, 1997 (5)
10.24     Agreement of Purchase and Sale of Assets among the
          Registrant, E-Z Plan, Inc., shareholders of E-Z Plan, Inc., and certain lessors, dated as of March 5, 1997 (4)
10.25     Agreement for Purchase and Sale of Certain Assets among
          Registrant, Kars-Yes Holdings Inc. and certain other
          parties, dated as of September 15, 1997 (7)
10.26(a)  Portfolio Servicing Agreement among Registrant, Kars-Yes
          Financial, Inc., and certain other parties, dated as of
          September 15, 1997 (7)
10.26(b)  Subservicing Agreement among Registrant, Kars-Yes Financial,
          Inc., and certain other parties, dated as of September 15,
          1997 (7)

EXHIBIT
NUMBER
-------
10.27     Binding Agreement to Propose and Support Modified Plan
          Agreement dated as of December 15, 1997 among the
          Registrant, FMAC and the Official Committee of Unsecured
          Creditors of FMAC (11)
10.28     Purchase Agreement dated as of December 18, 1997 by and
          among Contract Purchaser, Registrant and LaSalle National
          Bank, as Agent (11)
10.29     Guaranty dated as of December 18, 1997 by Registrant in
          favor of Contract Purchaser (11)
10.30     Servicing Agreement dated as of December 18, 1997 between
          Registrant and Contract Purchaser (11)
10.31     FMAC Guaranty and Stock Pledge Agreement among FMAC,
          Registrant and certain banks
10.32     Contribution Agreement between Registrant and FMAC (13)
10.33     Indemnification Agreement between the Company and FMAC
10.34     Loan Agreement dated as of February 12, 1998 between the
          Registrant and each of the Kayne Anderson related Lenders
          named therein (12)
11        Earnings (Loss) per Share Computation (see Note 16 to Notes
          to Consolidated Financial Statements)
12        Statement on Computation of Ratios
21        List of Subsidiaries
23.1      Consent of KPMG Peat Marwick LLP
24.1      Special Power of Attorney for R. Abrahams
24.2      Special Power of Attorney for C. Jennings
24.3      Special Power of Attorney for J. MacDonough
24.4      Special Power of Attorney for A. Moreno
24.5      Special Power of Attorney for F. Willey
27        Financial Data Schedule

----------
  *  Management contract or compensatory plan, contract or arrangement.

 (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-3998), effective June 18, 1996.

 (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-13755), effective October 30, 1996.

 (3) Incorporated by reference to the Company's Current Report on Form 8-K, filed January 30, 1997.

 (4) Incorporated by reference to the Company's Annual Report on Form 10-K, filed March 31, 1997.

 (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed August 14, 1997.

 (6) Incorporated by reference to the Company's Current Report on Form 8-K, filed September 5, 1997.

 (7) Incorporated by reference to the Company's Current Report on Form 8-K, filed October 3, 1997.

 (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed November 14, 1997.

 (9) Incorporated by reference to the Company's Current Report on Form 8-K, filed November 20, 1997.

(10) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-22237).

(11) Incorporated by reference to the Company's Current Report on Form 8-K, filed January 2, 1998.

(12) Incorporated by reference to the Company's Current Report on Form 8-K, filed February 20, 1998.

(13) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-42973) effective February 11, 1998.