Form 10-Q
period 1998-03-31
UGLY DUCKLING CORP
filed 1998-05-15
CIK 1012704

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

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

                                 MARCH 31, 1998

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

At May 12, 1998, there were 18,593,285 shares of Common Stock, $0.001 par value, outstanding.

This document serves both as a resource for analysts, shareholders, and other interested persons, and as the quarterly report on Form 10-Q of Ugly Duckling Corporation (Company) to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1997.

                            UGLY DUCKLING CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                           Page
Part I. - FINANCIAL STATEMENTS

Item 1.     FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets - March 31, 1998 and December 31,
         1997
Condensed Consolidated  Statements of Operations - Three Months
         Ended March 31, 1998 and March 31, 1997
Condensed Consolidated Statements of Cash Flows - Three Months Ended
         March 31, 1998 and March 31, 1997
Notes to Condensed Consolidated Financial Statements

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION  AND RESULTS OF OPERATIONS

                          Part II. - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Item 2.    CHANGES IN SECURITIES

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.    OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                 S-1

Exhibit 4.1 Warrant Agreement between the Registrant and Reliance Acceptance Corporation and Harris Trust of California, as warrant agent, dated as of February 9, 1998

Exhibit 10.1 Credit and Security Agreement between Registrant and First Merchants Acceptance Corp. ("FMAC"), dated as of July 17, 1997

Exhibit 10.1(a) First Amendment to Credit and Security Agreement between Registrant and FMAC, dated as of January 21, 1998

Exhibit 10.1(b) Second Amendment to Credit and Security Agreement between Registrant and FMAC, dated as of April 1, 1998

Exhibit 10.2 Letter Agreement to Amend the Amended and Restated Loan and Security Agreement between Registrant and General Electric Capital Corp. ("GECC"), dated as of October 20, 1997

Exhibit 10.3 Letter Agreement to Amend the Amended and Restated Loan Agreement between Registrant and GECC, dated as of March 25, 1998

Exhibit 27        Financial Data Schedule

Exhibit 99 Cautionary Statement Regarding Forward Looking Statements and Risk Factors

                                     ITEM 1.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         MARCH 31,       DECEMBER 31,
                                                                            1998              1997
                                                                        ---------        ------------
                                         ASSETS
Cash and Cash Equivalents                                               $    514          $  3,537
Finance Receivables, net                                                  53,009            60,778
Investments Held in Trust                                                 15,181            11,637
Inventory                                                                 25,458            32,372
Property and Equipment, net                                               43,505            39,182
Goodwill and Trademarks, net                                              14,657            16,366
Other Assets                                                              12,164             9,350
Net Assets of Discontinued Operations                                    124,375           102,996
                                                                        --------          --------
                                                                        $288,863          $276,218
                                                                        ========          ========



                          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts Payable                                                      $  1,784          $  2,867
  Accrued Expenses and Other Liabilities                                  15,765            14,406
  Notes Payable                                                           63,304            65,171
  Subordinated Notes Payable                                              27,000            12,000
                                                                        --------          --------
     Total Liabilities                                                   107,853            94,444
                                                                        --------          --------
Stockholders' Equity:
  Common Stock                                                           173,724           172,622
  Retained Earnings                                                        7,286             9,152
                                                                        --------          --------
     Total Stockholders' Equity                                          181,010           181,774
                                                                        --------          --------
                                                                        $288,863          $276,218
                                                                        ========          ========


See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

                                                               1998             1997
                                                             --------         --------
Sales of Used Cars                                           $ 72,972         $ 18,211

Cost of Used Cars Sold                                         40,363            9,164
Provision for Credit Losses                                    15,034            3,261
                                                             --------         --------
                                                               17,575            5,786
                                                             --------         --------

Interest Income                                                 3,879            1,512
Gain on Sale of Finance Receivables                             4,614            1,131
Servicing Income                                                3,837            1,014
Other Income                                                      146              428
                                                             --------         --------
                                                               12,476            4,085
                                                             --------         --------

Income before Operating Expenses                               30,051            9,871

Operating Expenses:
  Selling and Marketing                                         5,326            1,532
  General and Administrative                                   16,669            6,379
  Depreciation and Amortization                                 1,152              529
                                                             --------         --------
                                                               23,147            8,440
                                                             --------         --------

Operating Income                                                6,904            1,431

Interest Expense                                                  647              177
                                                             --------         --------
Earnings before Income Taxes                                    6,257            1,254

Income Taxes                                                    2,511              499
                                                             --------         --------
Income from Continuing Operations                               3,746              755

Discontinued Operations:
Earnings (Loss) from Operations of Discontinued
  Operations, net of income taxes of ($492) and
  $1,653 respectively                                            (785)            2,507

Loss on Disposal of Discontinued Operations
  net of income taxes of ($3,024) and $0,
  respectively                                                 (4,827)              --
                                                             --------         --------

Net Earnings (Loss)                                          $ (1,866)        $  3,262
                                                             ========         ========

Earnings per Common Share from Continuing Operations:
  Basic                                                      $   0.20         $   0.05
                                                             ========         ========
  Diluted                                                    $   0.20         $   0.05
                                                             ========         ========

Net Earnings (Loss) per Common Share:
  Basic                                                      $  (0.10)        $   0.21
                                                             ========         ========
  Diluted                                                    $  (0.10)        $   0.20
                                                             ========         ========

Shares Used in Computation-Continuing Operations:
Basic                                                          18,557           15,904
                                                             ========         ========
Diluted                                                        19,093           16,580
                                                             ========         ========
Shares Used in Computation-Net Earnings (Loss):
Basic                                                          18,557           15,904
                                                             ========         ========
Diluted                                                        18,557           16,580
                                                             ========         ========

See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                  1998             1997
                                                                --------         --------
Cash Flows from Operating Activities:
  Net Earnings (Loss)                                           $ (1,866)        $  3,262
     Adjustments to Reconcile Net Earnings (Loss) to Net
       Cash Provided by Operating Activities:
     Loss (Earnings) from Discontinued Operations                  5,612           (2,507)
     Provision for Credit Losses                                  15,034            3,261
     Gain on Sale of Finance Receivables                          (4,614)          (1,131)
     Purchase of Finance Receivables                             (69,708)         (12,838)
     Proceeds from Sale of Finance Receivables                    62,556           10,662
     Collections of Finance Receivables                            5,935              730
     Decrease (Increase) in Deferred Income Taxes                 (2,205)             573
     Depreciation and Amortization                                 1,152              529
     Decrease (Increase) in Inventory                              6,915             (528)
     Increase in Other Assets                                     (2,157)          (3,804)
     Increase in Accounts Payable, Accrued Expenses, and
       Other Liabilities                                           1,120              576
     Increase in Income Taxes Receivable/Payable                     792            1,564
                                                                --------         --------
          Net Cash Provided by Operating Activities               18,566              349
                                                                --------         --------
Cash Flows Used In Investing Activities:
  Increase in Investments Held in Trust                           (3,543)            (984)
  Net Decrease in Notes Receivable                                    38               38
  Purchase of Property and Equipment                              (5,202)          (3,929)
  Payment for Acquisition of Assets                                   --           (3,449)
                                                                --------         --------
          Net Cash Used in Investing Activities                   (8,707)          (8,324)
                                                                --------         --------
Cash Flows from Financing Activities:
  Issuance of Notes Payable                                       30,000               --
  Repayment of Notes Payable                                     (31,867)         (12,107)
  Issuance (Repayment) of Subordinated Notes Payable              15,000           (2,000)
  Proceeds from Issuance of Common Stock                             202           88,662
  Other, Net                                                        (126)             (69)
                                                                --------         --------
          Net Cash Provided by Financing Activities               13,209           74,486
                                                                --------         --------
Cash Used in Discontinued Operations                             (26,091)         (11,729)
                                                                --------         --------
Net Increase (Decrease) in Cash and Cash Equivalents              (3,023)          54,782
Cash and Cash Equivalents at Beginning of Period                   3,537           18,455
                                                                --------         --------
Cash and Cash Equivalents at End of Period                      $    514         $ 73,237
                                                                ========         ========
Supplemental Statement of Cash Flows Information:

  Interest Paid ..........................................      $  2,222         $    843
                                                                ========         ========
  Income Taxes Paid ......................................      $    408         $     15
                                                                ========         ========
  Assumption of Debt in Connection with Acquisition of
     Assets ..............................................      $     --         $ 29,900
                                                                ========         ========
  Purchase of Property and Equipment with Capital Leases        $     --         $    211
                                                                ========         ========

See accompanying notes to Condensed Consolidated Financial Statements.

                            UGLY DUCKLING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Ugly Duckling Corporation (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet as of December 31, 1997 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1997.

NOTE 2.    DISCONTINUED OPERATIONS

In February 1998, the Company announced its intention to close its branch office network (the "Branch Offices") through which the Company purchased retail installment contracts, and exit this line of business in the first quarter of 1998. The closure was substantially complete as of March 31, 1998. The Company is continuing to negotiate lease settlements and terminations with respect to its Branch Office network closure. Further, in April 1998, the Company announced that its Board of Directors had directed management to proceed with separating current operations into two publicly held companies. The Company's continuing operations will focus exclusively on the retail sale of used cars through its chain of dealerships, as well as the collection and servicing of the resulting loans. The Company would also retain its existing securitization program (the "Securitization Program") and the residual interests in all securitization transactions previously effected by the Company, its existing insurance operations relating to its dealership activities, and its rent-a-car franchise business (which is generally inactive) (the "Continuing Operations"). It is anticipated that a new company will be formed to operate all non-dealership operations. As a result of these two announcements, the Company has reclassified in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, the results of operations of the discontinued operations of the Branch Office network and the operations that the Company intends to split-off to discontinued operations in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

Included within the Company's discontinued operations is a collateralized dealer financing program ("Cygnet Dealer Program"), pursuant to which the Company provides qualified independent used car dealers ("Third Party Dealers") with warehouse purchase facilities and operating credit lines primarily secured by the dealers' retail installment contract portfolio. Discontinued operations also include the bulk purchase and/or servicing of contracts originated by other subprime lenders, which the Company believes is a more efficient method of purchasing or obtaining servicing rights to sub-prime automobile contracts than through the closed Branch Office network. The Company intends to split-off the Cygnet Dealer Program and the operations that bulk purchase and/or service contracts by other subprime lenders. Further, discontinued operations include the Branch Office network which the Company closed in February 1998 and which will not be included in the anticipated split-off.

The components of Net Assets of Discontinued Operations as of March 31, 1998 and December 31, 1997 follow (in thousands):

                                                  MARCH 31,        DECEMBER 31,
                                                   1998              1997
                                                 ---------         ---------
Finance Receivables, net                         $  71,089         $  46,218
Residuals in Finance Receivables Sold               13,511            16,099
Investments Held in Trust                            6,868             7,277
Notes Receivable                                    29,900            25,686
Furniture and Equipment                              3,490             2,070
Capitalized Start-up Costs                              --             2,453
Other Assets, net of Accounts Payable and
   Accrued Liabilities                                (483)            3,193
                                                 ---------         ---------
                                                 $ 124,375         $ 102,996
                                                 =========         =========

Following is a summary of the operating results of the Discontinued Operations for the three month periods ended March 31, 1998 and 1997 (in thousands):

                                                           MARCH 31,
                                                    1998             1997
                                                  --------         --------
Revenues                                          $  6,520         $  8,854
Expenses                                           (15,648)          (4,694)
                                                  --------         --------
Earnings (Loss) before Income Tax Benefit           (9,128)           4,160
Income Taxes (Benefit)                              (3,516)           1,653
                                                  --------         --------
Earnings (Loss) from Discontinued Operations      $ (5,612)        $  2,507
                                                  ========         ========



NOTE 3.    SUMMARY OF FINANCE RECEIVABLES, NET

Following is a summary of Finance Receivables, net, as of March 31, 1998 and December 31, 1997 (in thousands):

                                                          March 31,       December 31,
                                                            1998             1997
                                                          --------         ----------
Installment Sales Contract Principal
  Balances                                                $ 33,265         $ 55,965
Add:  Accrued Interest                                         331              461
      Loan Origination Costs                                   825            1,431
                                                          --------         --------
Principal Balances, net                                     34,421           57,857
Residuals in Finance Receivables Sold                       24,741           13,277
                                                          --------         --------
                                                            59,162           71,134

Less Allowance for Credit Losses                            (6,153)         (10,356)
                                                          ========         ========
Finance Receivables, net                                  $ 53,009         $ 60,778
                                                          ========         ========


The finance receivables are classified as follows:
Finance Receivables Held for Sale                         $ 31,000         $ 52,000
Finance Receivables Held for Investment                      3,421            5,857
                                                          --------         --------
                                                          $ 34,421         $ 57,857
                                                          ========         ========


As of March 31, 1998 and December 31, 1997, the Residuals in Finance Receivables Sold were comprised of the following (in thousands):

                                                           March 31,        December 31,
                                                             1998              1997
                                                         ---------          ---------
Retained interest in subordinated securities
  (B Certificates)                                       $  43,729          $  25,483
Net interest spreads, less present value discount           22,150             10,622
Reduction for estimated credit losses                      (41,138)           (22,828)
                                                         ---------          ---------
Residuals in finance receivables sold                    $  24,741          $  13,277
                                                         =========          =========
Securitized principal balances outstanding               $ 185,240          $ 127,356
                                                         =========          =========
Estimated credit losses as a % of securitized
 principal balances outstanding                               22.2%              17.9%
                                                         =========          =========

The following table reflects a summary of activity for the Residuals in Finance Receivables Sold for the three month periods ended March 31, 1998 and 1997, respectively (in thousands).

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                    -----------------------
                                       1998           1997
                                    --------        -------
Balance, Beginning of Period        $ 13,277        $ 8,512
Additions                             13,858          2,339
Amortization                          (2,394)          (769)
                                    --------        -------
Balance, End of Period              $ 24,741        $10,082
                                    ========        =======

NOTE 4.   NOTES PAYABLE

Following is a summary of Notes Payable as of March 31, 1998 and December 31, 1997 (in thousands):

                                         March 31,      December 31,
                                           1998             1997
                                         --------       -----------
Revolving Facility with GE Capital        $48,264        $56,950
Mortgage loan with finance company          7,273          7,450
Note Payable to a finance company           7,000             --
Others                                        767            771
                                          -------        -------
                                          $63,304        $65,171
                                          =======        =======

NOTE 5.    COMMON STOCK EQUIVALENTS

    Net Earnings (Loss) per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding for the three month periods ended March 31, 1998, and 1997 as follows (in thousands, except for per share amounts):

                                                             THREE MONTHS ENDED
                                                        ---------------------------
                                                                 MARCH 31,
                                                                 ---------
                                                          1998               1997
                                                        --------         ----------
Income from Continuing Operations                       $  3,746         $      755
                                                        ========         ==========
Net Earnings (Loss) ............................        $ (1,866)        $    3,262
                                                        ========         ==========

Basic EPS-Weighted Average Shares
 Outstanding ...................................          18,557             15,904
                                                        ========         ==========
Basic Earnings (Loss) Per Share from:
  Continuing Operations                                 $   0.20         $     0.05
                                                        ========         ==========
  Net Earnings (Loss)                                   $  (0.10)        $     0.21
                                                        ========         ==========

Basic EPS-Weighted Average Shares
Outstanding ....................................          18,557             15,904
Effect of Diluted Securities:
  Warrants .....................................              87                176
  Stock Options ................................             449                500
                                                        --------         ----------
Dilutive EPS-Weighted Average Shares
Outstanding ....................................          19,093             16,580
                                                        ========         ==========
Diluted Earnings (Loss) Per Share from:
  Continuing Operations                                 $   0.20         $     0.05
                                                        ========         ==========
  Net Earnings (Loss)                                   $  (0.10)        $     0.20
                                                        ========         ==========
Warrants Not Included in Diluted EPS Since
  Antidilutive .................................             715                 --
                                                        ========         ==========
Stock Options Not Included in Diluted EPS
  Since Antidilutive ...........................             603                128
                                                        ========         ==========

NOTE 6.   BUSINESS SEGMENTS
The Company has three distinct business segments. These consist of retail car sales operations (Company Dealerships), operations attributable to the administration and collection of finance receivables generated at the Company Dealerships (Company Dealership Receivables), and corporate and other operations. These segments exclude the activities of the discontinued operations.

A summary of Operating Expenses by business segment for the three month periods ended March 31, 1998 and 1997, respectively, follows:

                                                                      COMPANY
                                                      COMPANY       DEALERSHIP       CORPORATE
                                                    DEALERSHIPS     RECEIVABLES      AND OTHER         TOTAL
                                                    -----------     -----------      ----------       --------
                                                                        (IN THOUSANDS)
            1998:
            Sales of Used Cars ..............        $ 72,972        $     --        $     --         $ 72,972
            Less: Cost of Cars Sold .........          40,363              --              --           40,363
                Provision for Credit Losses .          15,034              --              --           15,034
                                                     --------        --------        --------         --------
                                                       17,575              --              --           17,575
                                                     --------        --------        --------         --------
            Interest Income .................              --           3,815              64            3,879
            Gain on Sale of Loans ...........              --           4,614              --            4,614
            Servicing Income ................              --           3,837              --            3,837
            Other Income ....................             101              --              45              146
                                                     --------        --------        --------         --------
            Income before Operating
                Expenses ....................          17,676          12,266             109           30,051
                                                     --------        --------        --------         --------
            Operating Expenses:
              Selling and Marketing .........           5,290              --              36            5,326
              General and Administrative ....           9,537           4,255           2,877           16,669
              Depreciation and Amortization .             613             338             201            1,152
                                                     --------        --------        --------         --------
                                                       15,440           4,593           3,114           23,147
                                                     --------        --------        --------         --------
            Income (Loss) before Interest
                Expense .....................        $  2,236        $  7,673        $ (3,005)        $  6,904
                                                     ========        ========        ========         ========

            1997:
            Sales of Used Cars ..............        $ 18,211        $     --        $     --         $ 18,211
            Less: Cost of Cars Sold .........           9,164              --              --            9,164
                Provision for Credit Losses .           3,261              --              --            3,261
                                                     --------        --------        --------         --------
                                                        5,786              --              --            5,786
                                                     --------        --------        --------         --------
            Interest Income .................              --           1,083             429            1,512
            Gain on Sale of Loans ...........              --           1,131              --            1,131
            Servicing Income ................              --           1,014              --            1,014
            Other Income ....................             204              --             224              428
                                                     --------        --------        --------         --------
            Income before Operating
              Expenses ......................           5,990           3,228             653            9,871
                                                     --------        --------        --------         --------
            Operating Expenses:
              Selling and Marketing .........           1,525              --               7            1,532
              General and Administrative ....           3,244           1,488           1,647            6,379
              Depreciation and Amortization .             200             206             123              529
                                                     --------        --------        --------         --------
                                                        4,969           1,694           1,777            8,440
                                                     --------        --------        --------         --------
            Income (loss) before Interest
              Expense .......................        $  1,021        $  1,534        $ (1,124)        $  1,431
                                                     ========        ========        ========         ========

NOTE 7.    ACQUISITION

On January 15, 1997, the Company acquired substantially all of the assets of Seminole Finance Corporation and related companies ("Seminole"), including four dealerships in Tampa/St. Petersburg and a contract portfolio of approximately $31.1 million (6,953 contracts) in exchange for approximately $2.5 million in cash and the assumption of $29.9 million in debt. The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) for the three months ended March 31, 1997 as if the acquisition had been consummated as of January 1, 1997. These proforma results are not necessarily indicative of the future results of operations of the Company or the results that would have been obtained had the acquisition taken place on January 1, 1997 (in thousands, except per share data).


                                                            Three months ended
                                                              March 31, 1997
                                                            ------------------
            Sales of Used Cars                                  $22,642
            Interest Income                                       1,512
            Other Income                                          2,593
                                                                -------
            Total Revenues                                       26,747
            Earnings before Discontinued Operations                 686
            Net Earnings                                          3,192
            Earnings per share from Continuing Operations:
              Basic                                                0.04
              Diluted                                              0.04
            Net Earnings per share:
              Basic                                                0.20
              Diluted                                              0.19


NOTE 8.    USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These include the provision for loss on discontinued operations that was recorded in the accompanying condensed consolidated financial statements for the three month period ended March 31, 1998, which provision is based upon management's best estimate of the amounts expected to be realized from the closure of the Branch Office network as well as from the split-off of certain operations. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the loss anticipated on disposal of the discontinued operations.

NOTE 9.    BANKRUPTCY REMOTE ENTITIES

Champion Receivables Corporation ("CRC") and Champion Receivables Corporation II ("CRC II") (collectively referred to as "Securitization Subsidiaries"), are the Company's wholly-owned special purpose "bankruptcy remote entities." Their assets, including assets included in Discontinued Operations, include Residuals in Finance Receivables Sold and Investments Held In Trust, in the amounts of approximately $38.3 million and $20.8 million, respectively, at March 31, 1998, which amounts would not be available to satisfy claims of creditors of the Company on a consolidated basis.

NOTE 10.    RECLASSIFICATIONS

Certain reclassifications have been made to previously reported information to conform to the current presentation.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, including plans for the expected split-off, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "intend," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional risk factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in Exhibit 99 which is attached hereto and incorporated by reference into this Quarterly Report on Form 10-Q.

INTRODUCTION

General. Ugly Duckling Corporation ("Company") operates a chain of "buy here-pay here" used car dealerships in the United States and underwrites, finances, and services retail installment contracts generated from the sale of used cars by its dealerships ("Company Dealerships") and by third party used car dealers ("Third Party Dealers") located in selected markets throughout the country. As part of its financing activities, the Company has initiated a collateralized dealer financing program ("Cygnet Dealer Program") pursuant to which it provides qualified independent used car dealers with warehouse facilities and operating lines of credit secured by the dealers' retail installment contract portfolios and inventory. The Company targets its products and services to the sub-prime segment of the automobile financing industry, which focuses on selling and financing the sale of used cars to persons who have limited credit histories, low incomes, or past credit problems.

The Company commenced its used car sales and finance operations with the acquisition of two Company Dealerships in 1992. During 1993, the Company acquired three additional Company Dealerships. In 1994, the Company constructed and opened four new Company Dealerships that were built specifically to meet the Company's new standards of appearance, reconditioning capabilities, size, and location. During 1994, the Company closed one Company Dealership because the facility failed to satisfy these new standards and, at the end of 1995, closed its Gilbert, Arizona dealership. In January 1997, the Company acquired selected assets of a group of companies engaged in the business of selling and financing used motor vehicles, including four dealerships located in the Tampa Bay/St. Petersburg market ("Seminole"). In March 1997, the Company opened its first used car dealership in the Las Vegas market. In April 1997, the Company acquired selected assets of a company in the business of selling and financing used motor vehicles, including seven dealerships located in the San Antonio market ("EZ Plan"). In addition, the Company opened two additional dealerships in the Albuquerque market and one additional dealership in the Phoenix market during the second quarter of 1997. In August 1997, the Company closed a dealership in Prescott, Arizona. In September 1997, the Company acquired selected assets of a company in the business of selling used motor vehicles, including six dealerships in the Los Angeles market, two in the Miami market, two in the Atlanta market and two in the Dallas market ("Kars"). Although the Company did not acquire the loan portfolio of Kars, it did acquire Kars' loan servicing assets and began servicing Kars retained portfolio and portfolios previously securitized by Kars. During the first quarter of 1998, the Company opened one store in the Phoenix, Tampa and Dallas markets, respectively. The Company operated 46 and 14 dealerships at March 31, 1998 and 1997, respectively.

In 1994, the Company acquired Champion Financial Services, Inc., an independent automobile finance company. In April 1995, the Company initiated an aggressive plan to expand the number of contracts purchased from its Third Party Dealer Branch Office network (the "Branch Offices"). The Company operated 83 Branch Offices at December 31, 1997. In February 1998, the Company announced its intention to close its Branch Office network, and exit this line of business in the first quarter of 1998. In lieu thereof, the Company intends to focus on the bulk purchase of loan portfolios which the Company believes is a more efficient method of obtaining loans. In conjunction therewith, the Company recorded a pre-tax charge to discontinued operations totaling approximately $9.1 million (approximately $5.6 million, net of income taxes) during the first quarter of 1998. The restructuring was substantially complete by the end of the first quarter of 1998 and included the termination of approximately 400 employees, substantially all of whom were employed at the Company's 76 Branch Offices that were in place on the date of the announcement. The Company is continuing to negotiate lease settlements and terminations with respect to its Branch Office network closure.

On April 28, 1998, the Company announced that its Board of Directors had directed management to proceed with separating current operations into two publicly held companies. The Company's continuing operations would focus exclusively on the retail sale of used cars through its chain of dealerships, as well as the collection and servicing of the resulting loans. The Company would also retain its existing securitization program (the "Securitization Program") and the residual interests in all securitization transactions previously effected by the Company, its existing insurance operations relating to its dealership activities, and its rent-a-car franchise business (which is generally inactive) (the "Continuing Operations"). A new company would be formed to operate all non-dealership operations. Non-dealership operations generally consist of the Company's Cygnet Dealer Program pursuant to which the Company provides qualified independent used car dealers with warehouse purchase facilities and operating credit lines primarily secured by the dealers' retail installment contract portfolio, as well as the bulk purchasing of loan portfolios and the servicing of loan portfolios on behalf of unrelated third parties (other than the Kars loan portfolio). As a result of these two events, the Company has reclassified in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, the results of operations of the Branch Office network and the operations that the Company intends to split-off to discontinued operations. There can be no assurance that a viable plan for separation of the Company's operations into two separate publicly-held company groups can be effected; that all of the conditions to the separation will be satisfied or that the separation will be favorably concluded. There can be no assurance that the Company's shareholders will approve the split-off. Further, the split-off may have income tax consequences to either the Company or it's stockholders, which as of this time, have yet to be determined. Unless otherwise noted, the following discussion relates to Continuing Operations only.

The following discussion and analysis provides information regarding the Company's consolidated financial position as of March 31, 1998 and December 31, 1997, and its results of operations for the three month periods ended March 31, 1998 and 1997, respectively.

Growth in Finance Receivables. Contract receivables serviced increased by 31.2% to $183.5 million at March 31, 1998 (including $150.2 million in contracts serviced under the Company's Securitization Program) from $139.8 million at December 31, 1997 (including $83.8 million in contracts serviced under the Company's Securitization Program).

The following tables reflect the growth in period end balances measured in terms of the principal amount and the number of contracts.

 TOTAL CONTRACTS OUTSTANDING:
 (IN THOUSANDS, EXCEPT NUMBER OF CONTRACTS)

                                                        MARCH 31,                    DECEMBER 31,
                                               ------------------------        ------------------------
                                                          1998                           1997
                                               ------------------------        ------------------------
                                                PRINCIPAL       NO. OF         PRINCIPAL        NO. OF
                                                 AMOUNT        CONTRACTS        AMOUNT        CONTRACTS
                                               ----------      ---------       ---------      ----------
Principal Amount                               $218,505          39,734        $183,321          35,762
  Less: Portfolios Securitized and Sold         185,240          35,237         127,356          27,769
                                               --------          ------        --------          ------
  Company Total                                $ 33,265           4,497        $ 55,965           7,993
                                               ========           =====        ========           =====


In addition to the loan portfolio summarized above, the Company also services loan portfolios totaling approximately $243.6 million ($98.8 million for Kars and $144.8 million from Branch Office originations) as of March 31, 1998 and $267.9 million ($127.3 million for Kars and $140.6 million from Branch Office originations) as of December 31, 1997.

The following tables reflect the growth in contract originations measured in terms of the principal amount and the number of contracts.

TOTAL CONTRACTS ORIGINATED/PURCHASED:
(IN THOUSANDS, EXCEPT NUMBER OF CONTRACTS AND AVERAGE PRINCIPAL)


                                                  THREE MONTHS ENDED MARCH 31,
                                                       1998            1997
                                                   -----------     -----------
Principal Amount                                     $69,708        $47,345
Number of Contracts                                    9,339          9,063
Average Principal                                    $ 7,464        $ 5,223


Finance Receivable Principal Balances originated/purchased during the three months ended March 31, 1998 increased by 47.2% to $69.7 million from $47.3 million in the three month period ended March 31, 1997. During the three month period ended March 31, 1997, finance receivable principal balances purchased were affected by the purchase of approximately $31.1 million (6,953 contracts) in finance receivables from Seminole.

RESULTS OF OPERATIONS
FOR THREE MONTHS ENDED MARCH 31, 1998
COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

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

Sales of Used Cars. Sales of Used Cars increased by 300.7% to $73.0 million for the three month period ended March 31, 1998 from $18.2 million for the three month period ended March 31, 1997. This growth reflects a significant increase in the number of used car dealerships in operation from 14 dealerships in operation during the three month period ended March 31, 1997 compared to 46 dealerships in operation during the three month period ended March 31, 1998. Units sold increased by 281.8% to 9,439 units in the three month period ended March 31, 1998 from 2,472 units in the three month period ended March 31, 1997. Same store sales increased by 17.1% in the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997. This increase is primarily due to the timing of store openings within the first quarter of 1997. Management expects same store sales to remain relatively stable in future periods.

The average sales price per car increased to $7,731 for the three month period ended March 31, 1998 from $7,367 for the three month period ended March 31, 1997.

Cost of Used Cars Sold and Gross Margin. The Cost of Used Cars Sold increased by 340.5% to $40.4 million for the three month period ended March 31, 1998 from $9.2 million for the three month period ended March 31, 1997. On a per unit basis, the Cost of Used Cars Sold increased by 15.3% to $4,276 for the three month period ended March 31, 1998 from $3,709 for the three month period ended March 31, 1997. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) increased by 260.4% to $32.6 million for the three month period ended March 31, 1998 from $9.0 million for the three month period ended March 31, 1997. As a percentage of sales, the gross margin was 44.7% and 49.7% for the three month periods ended March 31, 1998 and 1997, respectively. On a per unit basis, the gross margin per car sold was $3,455 and $3,660 for the three month periods ended March 31, 1998 and 1997, respectively. The increase in the average cost per unit and for the decline in gross margin percent and per car sold is primarily the result of an increase in vehicle reconditioning costs from the prior comparable period.

Provision for Credit Losses. A high percentage of Company Dealership customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off the remaining principal balance due. As a result, the Company recognizes a Provision for Credit Losses in order to establish an Allowance for Credit Losses. The Provision for Credit Losses increased by 361.0% to $15.0 million in the three month period ended

March 31, 1998 from $3.3 million for the three month period ended March 31, 1997. The Provision for Credit Losses per unit originated at Company Dealerships increased by 4.2% to $1,610 per unit in the three month period ended March 31, 1998 from $1,545 per unit in the three month period ended March 31, 1997. As a percentage of contract balances originated at Company Dealerships, the Provision for Credit Losses averaged 21.6% and 20.1%, for the three month periods ended March 31, 1998 and 1997, respectively.


Interest Income. Interest Income consists primarily of interest on finance receivables from Company Dealership sales, and income from Residuals in Finance Receivables Sold. Interest Income increased by 156.5% to $3.9 million for the three month period ended March 31, 1998 from $1.5 million for the three month period ended March 31, 1997. Interest Income was reduced by the sale of finance receivables with remaining principal balances of $185.2 million and $48.5 million as of March 31, 1998 and 1997 , respectively, pursuant to the Securitization Program, and will continue to be affected in future periods by additional securitizations. A primary element of the Company's sales strategy is to provide financing to customers with poor credit histories who are unable to obtain automobile financing through traditional sources. The Company financed 95.5% of sales revenue and 98.9% of the used cars sold at Company Dealerships for the three month period ended March 31, 1998, compared to 89.2% of sales revenue and 85.4% of the used cars sold for the three month period ended March 31, 1997. The average amount financed decreased to $7,464 for the three month period ended March 31, 1998 from $7,699 for the three month period ended March 31, 1997. The decrease in the average amount financed, despite an increase in the average sales price from the comparable period in the prior year, is due to an increase in the average down payment collected on financed sales. Primarily as a result of its expansion into markets with interest rate limits, the Company's yield on its Company Dealership Receivable portfolio has trended downward. The effective yield on Finance Receivables from Company Dealerships was 26.0% and 28.0%, for the three month periods ended March 31, 1998 and 1997, respectively. The Company's policy is to charge 29.9% per annum on its Company Dealership contracts. However, in those states that impose usury limits, the Company charges the maximum interest rate permitted.

Gain on Sale of Finance Receivables. Champion Receivables Corporation ("CRC") and Champion Receivables Corporation II ("CRC II") (collectively referred to as the "Securitization Subsidiaries"), are the Company's wholly owned special purpose "bankruptcy remote" entities. During the first quarter of 1996, the Company initiated a Securitization Program under which CRC sold securities backed by contracts to SunAmerica Life Insurance Company ("SunAmerica"). Beginning with the third fiscal quarter of 1997, the Company expanded the Securitization Program to include CRC II and sales of CRC II securities through private placement of securities to investors other than SunAmerica. Under the Securitization Program, the Securitization Subsidiaries assign and transfer the contracts to separate trusts ("Trusts") pursuant to Pooling and Servicing Agreements (the "Pooling Agreements"). Pursuant to the Pooling Agreements, Class A Certificates and subordinated Class B Certificates are issued to the Securitization Subsidiaries. The Securitization Subsidiaries then sell the Class A Certificates to the investors. The transferred contracts are serviced by Champion Acceptance Corporation ("CAC"), another subsidiary of the Company. For the Company's securitizations that took place prior to July 1, 1997, the Company's Class A Certificates received ratings from Standard & Poors ranging from "BBB" to "A". To obtain these ratings from Standard & Poors, CRC was required to provide a credit enhancement by establishing and maintaining a cash spread account for the benefit of the certificate holders. For the securitization transactions that were consummated after July 1, 1997, the Company's Class A Certificates received a "AAA" rating from Standard & Poors, and a "Aaa" rating from Moody's Investors Service. To obtain these ratings, CRC II (1) obtained an insurance policy from MBIA Insurance Corporation which unconditionally and irrevocably guaranteed full and complete payment of the Class A guaranteed distribution (as defined), and (2) provided a credit enhancement by establishing and maintaining a cash spread account for the benefit of the certificate holders. The Securitization Subsidiaries make an initial cash deposit into the spread account, ranging from 3% to 4% of the initial underlying finance receivables principal balance and pledge this cash to the Trusts. The Securitization Subsidiaries are also required to then make additional deposits to the spread account from the residual cash flow (through the trustees) as necessary to attain and maintain the spread account at a specified percentage, ranging from 6.0% to 12.0%, of the underlying finance receivables principal balance. Distributions are not made to the Securitization Subsidiaries on the Class B Certificates unless the spread account has the required balance, the required periodic payments to the Class A Certificate holders are current, and the trustee, servicer and other administrative costs are current.

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

CRC made an initial spread account deposit totaling $3.5 million during the three months ended March 31, 1998 in conjunction with a single securitization. Based upon securitizations in effect as of March 31, 1998, the Company's continuing operations were required to maintain an aggregate balance in its spread accounts of $18.6 million, a portion of which may be funded over time. As of March 31, 1998, the Company maintained an aggregate spread account balance of $13.9 million which satisfied the funding requirement for all of the securitization transactions consummated prior to the three month period ended March 31, 1998. Accordingly, an additional $4.7 million related to the securitization consummated during the three month period ended March 31, 1998 will need to be funded from future cash flows. The additional funding requirements will decline as the trustees deposit additional cash flows into the spread account and as the principal balance of the underlying finance receivables declines. In addition to the spread account balance of $13.9 million, the Company had deposited a total of $1.3 million in trust accounts in conjunction with certain other agreements.

The Company also maintains spread accounts for the securitization transactions that were consummated by the Company's discontinued operations. The Company has satisfied its funding obligation of $6.9 million as of March 31, 1998, with respect to these securitization transactions.

The assumptions utilized in prior securitizations may not necessarily be the same as those utilized in future securitizations. The Company classifies the residuals as "held-to-maturity" securities in accordance with SFAS No. 115.

The Company securitized an aggregate of $86.6 million in contracts, issuing $62.6 million in securities during the three months ended March 31, 1998. In conjunction with this transaction, the Company reduced its Allowance for Credit Losses by $17.1 million during the three months ended March 31, 1998 and retained a Residual in Finance Receivables Sold of $13.9 million for a balance of $ 24.7 million at March 31, 1998. The Company recorded Gain on Sale of Loans during the three months ended March 31, 1998 of $4.6 million. The Company recognized Gain on Sale of Loans of $1.1 million during the three month period ended March 31, 1997. The Gain on Sale of Loans as a percentage of principal balances securitized was 5.3% and 7.5% in the three month periods ended March 31, 1998 and 1997, respectively. The decrease in the gain on sale percentage is due to the contracts carrying a lower average contract rate than those securitized in the comparable period last year, and the utilization of a higher cumulative net loss assumption for the 1998 securitization. In addition, the contracts in the 1998 securitization were more seasoned than the contracts in the 1997 securitization resulting in less future interest income available for gain recognition.

During the three month period ended March 31, 1998, the Trust issued certificates at a yield of 6.11% resulting in net spread, before net credit losses and after servicing, insurer, and trustee fees, of 17.0%.

The Company's net earnings may fluctuate from quarter to quarter in the future as a result of the timing and size of its securitizations.

The Securitization Subsidiaries are the Company's wholly-owned special purpose "bankruptcy remote entities." Their assets, including assets included in Discontinued Operations, include Residuals in Finance Receivables Sold and Investments Held In Trust, in the amounts of approximately $38.3 million and $20.8 million, respectively, at March 31, 1998, which amounts would not be available to satisfy claims of creditors of the Company on a consolidated basis.

Other Income. Other Income consists primarily of servicing income, insurance premiums earned on force placed insurance policies, earnings on investments from the Company's cash and cash equivalents, and franchise fees from the Company's rent-a-car franchisees. This income increased to $4.0 million for the three months ended March 31, 1998 from $1.4 million for the three months ended March 31, 1997. The Company services the securitized contracts for monthly fees ranging from .25% to .33% of the beginning of period principal balances (3.0% to 4.0% annualized). In addition, in September 1997, the Company began servicing the Kars loan portfolio and recognizes income from servicing that portfolio at a rate of approximately .33% (4.0% annualized) of beginning of period principal balances. Servicing income for the three months ended March 31, 1998 increased to $3.8 million from $1.0 million in the three month period ended March 31, 1997. This increase is due to the increase in the principal balance of contracts being serviced pursuant to the Securitization Program and the addition of servicing of the third party portfolio. The Company no longer actively engages in the rent-a-car franchise business.

Income before Operating Expenses. As a result of the Company's continued expansion, Income before Operating Expenses grew by 204.4% to $30.1 million for the three month period ended March 31, 1998 from $9.9 million for the three month period ended March 31, 1997. Growth of Sales of Used Cars, Interest Income on the loan portfolios and Other Income were the primary contributors to the increase.

Operating Expenses. Operating Expenses consist of Selling and Marketing Expenses, General and Administrative Expenses, and Depreciation and Amortization.

Selling and Marketing Expenses. For the three month periods ended March 31, 1998 and 1997, Selling and Marketing Expenses were comprised almost entirely of advertising costs and commissions relating to Company Dealership operations. Selling and Marketing Expenses increased by 247.7% to $5.3 million for the three month period ended March 31, 1998 from $1.5 million for the three month period ended March 31, 1997. As a percentage of Sales of Used Cars, these expenses averaged 7.3% for the three month period ended March 31, 1998 and 8.4% for the three month period ended March 31, 1997. On a per unit sold basis, Selling and Marketing Expenses of Company Dealerships decreased to $564 per unit for the three month period ended March 31, 1998 from $620 per unit for the three month period ended March 31, 1997. This decrease is primarily due to a general reduction in marketing expenses in the Tampa market compared to the same period in the prior year. In the prior year, upon entering the Tampa market, the Company incurred significant marketing costs in an effort to establish brand recognition.

General and Administrative Expenses. General and Administrative Expenses increased by 161.3% to $16.7 million for the three month period ended March 31, 1998 from $6.4 million for the three month period ended March 31, 1997. These expenses represented 19.5% and 28.6% of total revenues for three month periods ended March 31, 1998, and 1997, respectively. The increase in General and Administrative Expenses is a result of the Company's increased number of used car dealerships. However, the decrease in General and Administrative Expenses as a percent of total revenues is primarily due to the disproportionate increase in revenues over the incremental costs required to manage the Company as it adds additional dealerships.

Depreciation and Amortization. Depreciation and Amortization consists of depreciation and amortization on the Company's property and equipment and amortization of the Company's goodwill and trademarks. Depreciation and amortization increased by 117.8% to $1.2 million for the three month period ended March 31, 1998 from $529,000 for the three month period ended March 31, 1997. The increase was due primarily to the increase in amortization of goodwill associated with the Company's recent acquisitions, and increased depreciation expense from the addition of used car dealerships.

Interest Expense. Interest expense increased by 265.5% to $647,000 in the three month period ended March 31, 1998 from $177,000 in the three month period ended March 31, 1997. The increase in interest expense over the prior comparable period is due primarily to increased borrowings to support the Company's increasing finance receivable portfolio, property and equipment and inventory.

A total of $2.0 million and $594,000 in interest expense was allocated to discontinued operations for the three month periods ended March 31, 1998 and 1997, respectively.

Income Taxes. Income taxes totaled $2.5 million and $499,000 during the three month periods ended March 31, 1998 and 1997 respectively, an effective rate of 40.1% and 39.7%, respectively.


ALLOWANCE FOR CREDIT LOSSES

The Company has established an Allowance for Credit Losses ("Allowance") to cover anticipated credit losses on the contracts currently in its portfolio. The Allowance has been established through the Provision for Credit Losses.

The following table reflects activity in the Allowance, as well as information regarding charge off activity, for the three month periods ended March 31, 1998 and 1997, in thousands.

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                  ------------------
                                                                1998             1997
                                                             ----------       ---------
Allowance Activity:
Balance, Beginning of Period                                  $ 10,356          $  1,626
Provision for Credit Losses                                     15,034             3,261
Discount Acquired                                                   --             9,033
Reduction Attributable to Loans Sold                           (17,090)           (3,100)
Net Charge Offs                                                 (2,147)           (1,597)
                                                              --------          --------
Balance, End of Period                                        $  6,153          $  9,223
                                                              ========          ========
Allowance as Percent of Period End Balances                       18.5%             28.4%
                                                              ========          ========
Charge off Activity:
  Principal Balances                                          $  3,197          $  2,263
  Recoveries, Net                                               (1,050)             (666)
                                                              --------          --------
Net Charge Offs                                               $ (2,147)         $ (1,597)
                                                              ========          ========
Net Charge Offs as % of Average Principal  Outstanding            13.1%             18.2%
                                                              ========          ========

The Allowance on contracts was 18.5% of outstanding principal balances as of March 31, 1998 and December 31, 1997 and 28.4% at March 31, 1997. The Allowance at March 31, 1997 was significantly effected by the Seminole portfolio acquisition in which the Company obtained $9.0 million of discount acquired on a total loan portfolio of $31.1 million, resulting in a significant increase in the Allowance as a percentage of outstanding principal balances.

Recoveries as a percentage of principal balances charged off averaged 32.8% for the three month period ended March 31, 1998 compared to 29.4% for the three month period ended March 31, 1997.

Static Pool Analysis. To monitor contract performance, beginning in June 1995, the Company implemented "static pool" analysis for contracts originated since January 1, 1993. Static pool analysis is a monitoring methodology by which each month's originations and subsequent charge offs are assigned a unique pool and the pool performance is monitored separately. Improving or deteriorating performance is measured based on cumulative gross and net charge offs as a percentage of original principal balances, based on the number of complete payments made by the customer before charge off. The table below sets forth the cumulative net charge offs as a percentage of original contract cumulative balances, based on the quarter of origination and segmented by the number of payments made prior to charge off. For periods denoted by "x", the pools have not seasoned sufficiently to allow for computation of cumulative losses. For periods denoted by "--", the pools have not yet attained the indicated cumulative age. While the Company monitors its static pools on a monthly basis, for presentation purposes the information in the tables is presented on a quarterly basis.

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

    The following table sets forth as of April 30, 1998, the cumulative net charge offs as a percentage of original contract cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customer before charge off. Additionally, set forth is the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).

          POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S ORIGINAL
                          AGGREGATE PRINCIPAL BALANCE-

                                                  MONTHLY PAYMENTS COMPLETED BY CUSTOMER BEFORE CHARGE OFF
                                        ----------------------------------------------------------------------------
                                ORIG.      0         3         6        12        18        24       TLI     REDUCED
                              -------   -------    ------   -------   -------   -------   -------   ------   -------
                1993:
                1st Quarter.  $ 2,326      6.9%     18.7%     26.5%     31.8%     33.9%     35.1%    35.4%    100.0%
                2nd Quarter.  $ 2,942      7.2%     18.9%     25.1%     29.4%     31.7%     32.1%    32.4%    100.0%
                3rd Quarter.  $ 3,455      8.6%     19.5%     23.7%     28.5%     30.7%     31.6%    31.9%    100.0%
                4th Quarter.  $ 4,261      6.3%     16.1%     21.6%     27.0%     28.9%     29.5%    29.6%    100.0%
                1994:
                1st Quarter.  $ 6,305      3.4%      9.9%     13.3%     17.8%     20.2%     20.8%    20.9%    100.0%
                2nd Quarter.  $ 5,664      2.8%     10.4%     14.1%     19.5%     21.5%     22.0%    22.1%    100.0%
                3rd Quarter.  $ 6,130      2.8%      8.0%     11.9%     16.2%     18.2%     19.0%    19.1%    100.0%
                4th Quarter.  $ 5,490      2.4%      7.6%     11.2%     16.6%     19.5%     20.4%    20.4%    100.0%
                1995:
                1st Quarter.  $ 8,191      1.1%      7.3%     12.3%     17.4%     19.9%     20.8%    20.9%     99.8%
                2nd Quarter.  $ 9,846      1.7%      7.0%     11.8%     16.3%     18.9%     20.5%    20.7%     98.3%
                3rd Quarter.  $10,106      1.9%      6.9%     10.8%     17.6%     21.1%     22.7%    23.0%     94.6%
                4th Quarter.  $ 8,426      1.2%      5.6%     10.7%     17.2%     21.8%     23.4%    23.6%     91.7%
                1996:
                1st Quarter.  $13,635      1.3%      7.5%     13.0%     20.0%     24.0%       x      25.2%     85.9%
                2nd Quarter.  $13,462      2.2%      9.1%     13.3%     22.1%     25.9%      --      26.3%     78.4%
                3rd Quarter.  $11,082      1.6%      6.7%     12.4%     21.0%       x        --      25.0%     70.4%
                4th Quarter.  $10,817      1.6%      8.4%     15.8%     24.0%      --        --      26.0%     63.6%
                1997:
                1st Quarter.  $16,279      2.1%     10.4%     17.2%       x        --        --      23.2%     55.8%
                2nd Quarter.  $25,875      1.4%      8.0%     12.8%      --        --        --      15.5%     41.5%
                3rd Quarter.  $32,147      1.1%      6.4%       x        --        --        --       9.4%     25.7%
                4th Quarter.  $42,529       .9%       x        --        --        --        --       3.9%     12.8%
                1998:
                1st Quarter.  $69,708       x        --        --        --        --        --        .2%      6.3%



The following table sets forth the principal balances 31 to 60 days delinquent, and 61 to 90 days delinquent as a percentage of total outstanding Company Dealership contract principal balances.

                                       Retained   Securitized   Managed
                                       --------   -----------   -------
                March 31, 1998:
                31 to 60 days            1.2%         2.5%       2.2%
                61 to 90 days            3.6%         0.9%       1.4%

                December 31,1997:
                31 to 60 days            2.2%         4.5%       3.6%
                61 to 90 days            0.6%         2.2%       1.5%


In accordance with the Company's charge off policy, there are no accounts more than 90 days delinquent as of March 31, 1998 and December 31, 1997.

RESIDUALS IN FINANCE RECEIVABLES SOLD

Residuals in Finance Receivables Sold represent the Company's retained potion of the securitization assets. The Company utilizes a number of estimates in arriving at the initial valuation of the Residuals in Finance Receivables Sold, which represent the expected present value of net cash flows into the Trust in excess of those required to pay principal and interest on the Class A certificates. The present value of expected cash flows are a function of a number of items including, but not limited to, charge off rates, repossession recovery rates, portfolio delinquency, prepayment rates, and Trust expenses. Subsequent to the initial recording of the Residuals in Finance Receivables Sold, the carrying value is adjusted for the actual cash flows into the respective Trusts in order to maintain a carrying value which approximates the present value of the expected net cash flows into the Trust in excess of those required to pay all obligations of the respective Trust other than the obligations to the Class B certificates. To the extent that actual cash flows on a securitization are below original estimates, differ materially from the original securitization assumptions, and in the opinion of management, those differences appear to be other than temporary in nature, the Company would be required to revalue the residual portion of the securitization which it retains, and record a charge to earnings based upon the reduction. During the third fiscal quarter of 1997, the Company recorded a $5.7 million charge (approximately $3.4 million, net of income taxes) to continuing operations to write down the Residuals in Finance Receivables Sold. The Company determined a write down in the Residuals in Finance Receivables Sold was necessary due to an increase in net losses in the securitized loan portfolio. The charge which resulted in a reduction in the carrying value of the Company's Residuals in Finance Receivables Sold had the effect of increasing the cumulative net loss assumption to approximately 27.5%, for the securitization transactions that took place prior to June 30, 1997 which approximates the assumption used for the securitization transactions consummated during the final two quarters of 1997. For the securitization that was completed during the three month period ended March 31, 1998, net losses were estimated using total expected cumulative net losses at loan origination of approximately 29.5%, adjusted for actual cumulative net losses prior to securitization.

The remaining allowance for credit losses inherent in the securitization assumptions as a percentage of the remaining principal balances of securitized contracts was approximately 22.2% as of March 31, 1998, compared to 17.9% as of December 31, 1997. There can be no assurance that the charge taken by the Company was sufficient and that the Company will not record additional charges in the future in order to write down the Residuals in Finance Receivables Sold.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to support increases in its contract portfolio, expansion of Company Dealerships, the purchase of inventories, the purchase of property and equipment, and for working capital and general corporate purposes. In addition, the Company intends to continue to acquire loans under the Cygnet Dealer Program until the split-off is complete. The Company funds its capital requirements through equity offerings, operating cash flow, the sale of finance receivables, and supplemental borrowings.

The Company's Net Cash Provided by Operating Activities increased by 5219.8% or $18.2 million to $18.6 million for the three month period ended March 31, 1998 from $349,000 in the three month period ended March 31, 1997. The increase was primarily due to increases in proceeds from sales of finance receivables, collections of finance receivables, the provision for credit losses, decrease in inventory, offset by increases in the purchase of finance receivables, and Gain on Sale of Finance Receivables.

The Net Cash Used in Investing Activities increased by 4.6% or $383,000 to $8.7 million in the three months ended March 31, 1998 from $8.3 million in the three months ended March 31, 1997. The increase was due to an increase in Investments Held in Trust and the purchase of Property and Equipment. Further, the Company used $3.5 million for the purchase of the assets of Seminole during the three month period ended March 31, 1997 compared to the three month period ended March 31, 1998 when no acquisition took place.

The Company's Net Cash Provided by Financing Activities decreased by 82.3% or $61.3 million to $13.2 million in the three month period ended March 31, 1998 from $74.5 million in the three month period ended March 31, 1997. This decrease was primarily the result of the $88.7 million in proceeds from the Company's sale of common stock in the three month period ended March 31, 1997, net of increases in notes payable and subordinated notes payable.

The Company's Net Cash Used in Discontinued Operations increased by 122.4% or $14.4 million to $26.1 million in the three month period ended March 31, 1998 from $11.7 million in the three month period ended March 31, 1997 due primarily to an increase in finance receivables originated and retained by the discontinued operations.

Revolving Facility. The Company maintains a revolving credit facility (the "Revolving Facility") with General Electric Capital Corporation ("GE Capital") that has a maximum commitment of up to $100.0 million. Under the Revolving Facility, the Company may borrow up to 65.0% of the principal balance of eligible contracts originated from the sale of used cars and up to 86.0% of the principal balance of eligible contracts originated by the Branch Offices. However, an amount up to $10 million of the borrowing capacity under the Revolving Facility is not available at any time when the guarantee of the Company to the Contract Purchaser (defined below under "Transactions Regarding First Merchants Acceptance Corporation") is in effect. The Revolving Facility expires in December 1998. The facility is secured by substantially all of the Company's assets. As of March 31, 1998, the Company's borrowing capacity under the Revolving Facility was $61.9 million, the aggregate principal amount outstanding under the Revolving Facility was approximately $48.3 million, and the amount available to be borrowed under the facility was $13.6 million. The Revolving Facility bears interest at the 30-day LIBOR plus 3.15%, payable daily (total rate of 8.8% as of March 31, 1998).

The Revolving Facility contains covenants that, among other things, limit the Company's ability to, without GE Capital's consent: (i) incur additional indebtedness; (ii) make unsecured loans or other advances of money to officers, directors, employees, stockholders or affiliates in excess of $25,000 in total;
(iii) engage in securitization transactions (other than the Securitization Program, for which GE Capital has consented); (iv) merge with, consolidate with, acquire or otherwise combine with any other person or entity, transfer any division or segment of its operations to another person or entity, or form new subsidiaries; (v) make any change in its capital structure; (vi) declare or pay dividends except in accordance with all applicable laws and not in excess of fifteen percent (15%) of each year's net earnings available for distribution;
(vii) make certain investments and capital expenditures; and (viii) engage in certain transactions with affiliates. These covenants also require the Company to maintain specified financial ratios, including a debt ratio of 2.1 to 1 and a net worth of at least $75,000,000, and to comply with all laws relating to the Company's business. The Revolving Facility also provides that a transfer of ownership of the Company that results in less than 15.0% of the Company's voting stock being owned by Mr. Ernest C. Garcia II will result in an event of default under the Revolving Facility.

Under the terms of the Revolving Facility, the Company is required to maintain an interest coverage ratio which the Company failed to satisfy during the first quarter of 1998. This was primarily as a result of the charges taken with respect to the closure of the Branch Office network, for which the Company incurred a loss from discontinued operations of $5.6 million (net of income tax benefit of $3.5 million.) GE Capital has waived the covenant violation as of March 31, 1998.

The Company's Revolving Facility currently contains provision for borrowings based upon eligible finance receivable contracts and does not provide for borrowings based upon contracts or notes receivable acquired or issued pursuant to the Cygnet Dealer Program. Further, the Revolving Facility does not contain provision for borrowing against the Company's inventory. The Company considers these assets to be sources of additional liquidity and, therefore, is currently exploring alternatives regarding obtaining financing secured by the assets generated by the Cygnet Dealer Program and the Company's inventory.

Subordinated Indebtedness and Preferred Stock. Prior to its public offering in June 1996, the Company historically borrowed substantial amounts from Verde Investments Inc. ("Verde"), an affiliate of the Company. The Subordinated Notes Payable balances outstanding to Verde totaled $12.0 million as of March 31, 1998 and December 31, 1997, respectively. Prior to June 21, 1996, these borrowings accrued interest at an annual rate of 18.0%. Effective June 21, 1996 the annual interest rate on these borrowings was reduced to 10.0%. The Company is required to make monthly payments of interest and annual payments of principal in the amount of $2.0 million. This debt is junior to all of the Company's other indebtedness and the Company may suspend interest and principal payments in the event it is in default on obligations to any other creditors. In July 1997, the Company's Board of Directors approved the prepayment of the $12.0 million in subordinated debt after the earlier of (1) the Company's completion of a debt offering; or (2) at such time as (a) the FMAC transactions (described below under "Transactions with First Merchants Acceptance Corporation") have been completed or the cash requirements for completion of said transaction are known, and (b) the company either has cash in excess of its current needs or has funds available under its financing sources in excess of its current needs. No such prepayment has been made as of the date of filing of this Form 10-Q. Any such prepayment would require the consent of the lenders in the Company's subordinated debt offering effected in February 1998 as described below.

In February 1998, the Company executed senior subordinated notes payable agreements with unrelated parties for a total of $15.0 million in subordinated debt. The unsecured three year notes call for interest at 12% per annum payable quarterly and are senior to the Verde subordinated note payable. In connection with the issuance of the senior subordinated notes payable, the Company issued warrants, which were valued at approximately $900,000, to the lenders to purchase up to 500,000 shares of the Company's common stock at an exercise price of $10.00 per share exercisable at any time until the later of (1) February 2001, or (2) such time as the notes have been paid in full.

Additional Financing. On January 28, 1998, the Company executed a $7.0 million note payable which accrued interest at 9.5% per annum. The Company paid this note payable in full on April 1, 1998.

On February 19, 1998, the Company and certain of its affiliates executed a second short term $30.0 million standby repurchase credit facility. Pursuant to the terms of this facility, the lender agreed to purchase, subject to repurchase rights of the Company and its subsidiaries, certain eligible sub-prime automobile finance receivables originated and or purchased by the Company's affiliates for a purchase price (and corresponding repurchase obligation) of no more than $30.0 million. During the three month period ended March 31, 1998, the lender purchased approximately $30.0 million in contracts pursuant to the facility which accrued interest at a rate of 9.5% per annum. The Company exercised its repurchase obligation on March 24, 1998.

    Securitizations. The Company's Securitization Program is a primary source of funding for the Company. Under this program, the Company sold approximately $170.4 million in certificates secured by contracts to SunAmerica through securitizations effected prior to June 30, 1997. Since June 30, 1997, the Company has consummated additional securitizations under the Securitization Program with private investors through Greenwich Capital Markets, Inc. ("Greenwich Capital"). In February 1998, the Company executed a commitment letter with Greenwich Capital under which, among other things, Greenwich Capital will become the exclusive securitization agent for the Company for up to $1.0 billion of AAA-rated surety wrapped securities as part of the Company's ongoing Securitization Program.

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

Transactions Regarding First Merchants Acceptance Corporation. The Company has been actively involved in the bankruptcy proceedings (the "Bankruptcy Case") of First Merchants Acceptance Corporation ("FMAC"). It is the Company's intent, with the consent of the transaction participants, to transfer all remaining contract rights and liabilities related to the FMAC transaction to the Company's discontinued operations in conjunction with the split-off. The Company believes that it will be required to provide certain guarantees or other consideration to certain participants in the FMAC transaction in order to obtain such consents. The transactions described below were consummated primarily by the Company's discontinued operations.

In recent periods, the Company has been actively involved in the reorganization proceedings of FMAC. FMAC was in the business of purchasing and securitizing loans made primarily to sub-prime borrowers by various Third Party Dealers. On July 11, 1997 (the "FMAC Petition Date"), FMAC filed for reorganization under Title 11 of the United States Code (the "Bankruptcy Code"). FMAC emerged from bankruptcy on March 31, 1998, the effective date of FMAC's plan of reorganization (the "Plan of Reorganization").

During the pendency of the FMAC bankruptcy proceedings, the Company purchased approximately 78% of FMAC's senior bank debt (the "Senior Bank Debt") held by seven members (the "Selling Banks") of FMAC's original nine-member bank group for approximately $69 million, which represents a discount of 10% (the "Discount") of the outstanding principal amount of such debt. The Company may also be obligated to pay the Selling Banks additional consideration (the "Additional Consideration") if and to the extent certain unsecured creditors and equity holders of FMAC receive cash pursuant to FMAC's Plan of Reorganization in excess of 10% of their allowed claims. The amount of cash received by such unsecured creditors and equity holders in excess of 10% of their allowed claims, if any, is herein referred to as the "Excess Cash." The Additional Consideration payable by the Company would be an amount equal to the entire amount of such Excess Cash up to the full amount of the Discount. In connection with the purchase, the Company also issued to the Selling Banks warrants (the "Bank Group Warrants") to purchase up to 389,800 shares of the Company's Common Stock at an exercise price of $20.00 per share at any time through February 20,2000, and subject to a call feature by the Company if the closing market price of the Company's Common Stock equals or exceeds $27.00 per share for a period of five consecutive trading days. In December of 1997, the Company purchased the remaining 22% of FMAC's Senior Bank Debt. The Senior Bank Debt was originally secured by (1) automobile receivables directly owned by FMAC (the "Owned Contracts"), (2) all personal property of FMAC, (3) accounts, accounts receivable, including tax refunds, contract rights and other general intangibles, and (4) the common stock of FMARC (defined below) (collectively, the "Collateral").

On December 15, 1997, LaSalle National Bank, as Agent (the "Agent") for the holders of the Senior Bank Debt, credit bid the entire amount of the Senior Bank Debt plus certain interest and fees, costs and expenses relating to the Owned Contracts (collectively, the "Credit Bid Purchase Price"), and the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") approved the proposed purchase subject to execution by FMAC of appropriate transfer documents. On December 18, 1997, FMAC executed the necessary transfer documents assigning the Owned Contracts to the Agent (the "Transfer"), and the Agent then sold the Owned Contracts to a third party purchaser (the "Contract Purchaser") for 86% of the principal balance of certain eligible Owned Contracts (approximately $78.9 million) (the "Base Price") plus a residual interest in the Owned Contracts. The Company has guaranteed to the Contract Purchaser a return on the Owned Contracts equal to the Base Price plus interest at the rate of 10.35% per annum, subject to a maximum guarantee amount of $10 million. The Company has the option to purchase the Owned Contracts from the Contract Purchaser at certain times upon certain events, including at any time after three years and if the principal balance on the remaining contracts is less than 10% of the balance of the Owned Contracts on the date of purchase, for a price to yield the Contact Purchaser 10.35%.

Concurrently with the Transfer, the Agent released the lien of the Bank Group on the Collateral, allowing FMAC to retain all assets constituting any part of the Collateral other than the Owned Contracts (the "Retained Assets"), including but not limited to uncollected state and federal income tax refunds for 1996 and prior years (the "Tax Refunds"), certain receivables and related vehicles pledged to Greenwich Capital (the "Greenwich Collateral"), and FMAC's furniture, fixtures, equipment, general intangibles, and causes of action. In consideration for the Bank Group's release of its liens on the Retained Assets, FMAC subsequently (A) guaranteed on a non-recourse basis full and timely payment to the Agent and the Company of any shortfall between (i) the Credit Bid Purchase Price of the Owned Contracts plus interest thereon at the rate of 11% per annum from December 15, 1997, plus an additional charge for servicing the Owned Contracts (the "Owned Contracts Servicing Fee"), calculated on a monthly basis, of the greater of 1/12 of 3 1/4% of the outstanding principal balance of the Owned Contracts or $15.00 per Owned Contract, applied only to Owned Contracts that are less than 120 days past due and for which the related vehicle has not been repossessed and (ii) collections and proceeds of the Owned Contracts (collectively, the "Secured Claim Recovery Amount"), and (B) granted a lien (the "Replacement Lien") on the stock of First Merchants Auto Receivables Corporation ("FMARC") and First Merchants Auto Receivables Corporation II ("FMARC II"), the holders of the residual interests and certain equity certificates (collectively, the "B Pieces") of the various securitized loan pools ("Securitized Pools") of FMAC, to secure the Secured Claim Recovery Amount and the Modified UDC Fee (defined below). In the event that the Owned Contracts are not being serviced by the Company, a wholly-owned subsidiary of the Company, or another affiliate or assignee of the Company that meets certain conditions (an "Authorized Servicer"), without the prior written consent of FMAC (an "Owned Loan Servicing Change"), which consent will not be unreasonably withheld, the Secured Claim Recovery Amount will be limited to $10 million.

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

At the option of the Company, the Company may distribute up to 5,000,000 shares of Common Stock of the Company (the "Stock Option Shares") to FMAC or, at the request of FMAC and pursuant to its instructions, directly to the unsecured creditors of FMAC, in lieu of FMAC's right to receive all or a portion of distributions under the Excess Collections Split (including both recoveries under the Excess Collections Split from the Owned Contracts and the B Pieces) in cash (the "Stock Option"). If the Company decides to exercise the Stock Option, the Company must give FMAC at least 15 days advance written notice (the "Option Notice")(and make a public announcement on the same date as the giving of the notice) of the date on which the Company will exercise the Stock Option (the "Exercise Date") and the number of Stock Option Shares that the Company will issue on the Exercise Date. The Company may exercise the Stock Option one time only, with exercise being the actual delivery of the Stock Option Shares. Revocation of the Option Notice shall not be deemed to be an exercise of the Stock Option by the Company. On the Exercise Date, the aggregate value of the distribution shall be determined by multiplying the Stock Option Shares by 98% of the average of the closing prices for the previous 10 trading days of Company Common Stock on Nasdaq or such other market on which such stock may be traded (the "Stock Option Value"). After issuance and delivery of the Stock Option Shares, the Company will be entitled to receive FMAC's share of cash distributions under the Excess Collections Split (including both recoveries under the Excess Collections Split from the Owned Contracts and the B Pieces) from and after the Exercise Date until the Company has received such distributions equal to the Stock Option Value. This would be in addition to the Company's right to receive its share under the Excess Collections Split. Once the Company has received cash distributions equal to the Stock Option Value, FMAC will retain the remaining portion of its share of cash distributions under the Excess Collections Split, if any, in excess of the Stock Option Value. The Company will not be entitled to exercise the Stock Option unless (i) the value of its Common Stock on the Exercise Date and the closing price for its Common Stock on each day during the previous ten trading days shall be at least $8.00 per share, (ii) the Company shall have caused (at its sole cost and expense) the Stock Option Shares to be registered under the Securities Act of 1933, and be unrestricted and fully transferable, and shall have taken all steps necessary to allow FMAC to distribute the Stock Option Shares to its unsecured creditors, and
(iii) the Company shall not have purchased any of its Common Stock (except upon the exercise of previously issued and outstanding options, warrants, stock appreciation rights, or other rights) or announced any stock repurchase programs from and after the delivery of the Option Notice through the Exercise Date. The Company has registered the Stock Option Shares under the Securities Act of 1933, but will be required to maintain such registration in order to meet the above condition.

In the event that the Company is unable to issue the Stock Option Shares, FMAC will continue to receive cash collections from its share of the Excess Collections Split for the benefit of its unsecured creditors. If the receipt of such cash causes the relevant unsecured creditors to receive cash payments in excess of 10% of their allowed claims, the Company would be required to pay an amount equal to any such Excess Cash (up to the amount of the Discount) to the Selling Banks as Additional Consideration. In addition, the Company has agreed in a Contingent Sharing Agreement to pass through 10% of its share of the Excess Collections Split to Financial Security Assurance ("FSA"), the insurer of certain obligations to the senior certificates of the Securitized Pools, in exchange for FSA's consent to amendments to documents governing services of the Securitized Pools as described below.

At the commencement of FMAC's bankruptcy proceedings, the Company agreed to provide up to $10 million of "debtor-in-possession" financing (the "DIP Facility"). Borrowings under the DIP Facility originally were to mature on February 28, 1998 and accrue interest at the rate of 12% per annum. The DIP Facility was originally secured by super priority liens on all of FMAC's assets then existing or thereafter acquired. The DIP Facility was subsequently amended
(i) to provide for additional advances to pay administrative and post-plan confirmation operating expenses of FMAC, provided that total advances under the DIP Facility could not exceed $21.5 million, (ii) to be secured by the Retained Assets, including the Tax Refunds, (iii) to reduce the interest rate on borrowings outstanding under the DIP Facility to 10% per annum; and (iv) to waive the maturity date of the DIP Facility. The first $10 million of Tax Refunds will be used to pay down the DIP Facility and will permanently reduce the amount of the DIP Facility. Thereafter, the DIP Facility will be permanently paid down from distributions on the B Pieces, after payment of the Secured Claim Recovery Amount. Payments made from other sources on the DIP Facility will not permanently reduce the amount thereof and FMAC will be allowed to reborrow such amounts under the facility. The Company's increase in the DIP Facility to $21.5 million was agreed to in exchange for an agreement by the parties involved to assign the receivables in the Securitized Pools that were charged off prior to February 28, 1998 to the Company. Pursuant to such agreement, the Company is entitled to retain 27.5% of every dollar collected on the charged off receivables. The remaining 72.5% out of every dollar collected will be accumulated in an interest bearing escrow account ("Charged Off Receivable Funds"). The Charged Off Receivable Funds will be held in the escrow account and, if the Securitized Pools have inadequate funds to satisfy certain payments and distributions with respect to the senior certificates issued with respect to such pools, then withdrawals can be made from the escrow account to satisfy such payments and distributions. When the aggregate of the spread accounts in the Securitized Pools reaches a certain coverage (the "Coverage Point"), all monies previously transferred from the escrow account to satisfy such payments and distributions will be deposited back into the escrow account and the Charged Off Receivable Funds will be released from the escrow account. One percent of the face amount of all receivables charged off prior to or on November 30, 1997 and two percent of the face amount of all receivables charged off from December 1, 1997 to and including February 28, 1998 will be released back to the applicable pool and will be available for distribution in accordance with the Excess Collections Split. Any additional collections with respect to charged-off receivables relating to a Securitized Pool that has reached the Coverage Point would be retained by the Company.

FMAC will pay the Company on a non-recourse basis a fee of $450,000 payable prior to any payments pursuant to the Excess Collections Split solely from collections of the B Pieces and secured by a pledge of the stock of FMARC and FMARC II, subordinate only to the DIP Facility, the Secured Claim Recovery Amount and prior pledges of the FMARC II stock (the "Modified UDC Fee"). The Company also received reimbursement of out-of-pocket expenses related to the DIP Facility of $100,000 in April of 1998.

The Company entered into a Servicing Agreement dated December 18, 1997 (the "Owned Contracts Servicing Agreement") between the Company and the Contract Purchaser, pursuant to which the Owned Contracts would be serviced by the Company in the event that FMAC ceased to service the Owned Contracts. The Company began servicing the Owned Contracts on April 1, 1998. The Company will receive a servicing fee under the Owned Contracts Servicing Agreement. On April 1, 1998, the Company also entered into amendment(s) with FMAC and other parties thereto, to the existing Pooling and Servicing Agreements and Sale and Servicing Agreements that currently govern servicing of the receivables in the Securitized Pools of FMAC, which amendments provide for the Company to service such Securitized Pools. The Company began servicing these receivables on April 1, 1998. Under these agreements, the Company will receive a servicing fee for servicing the receivables in the Securitized Pools of the greater of (i) 3.25% per annum of the aggregate outstanding principal balance of substantially all of the non-defaulted receivables computed monthly on the basis of the declining balance of the receivables portfolio or (ii) $15 per receivable per month, plus, in either case, reimbursement of certain costs and expenses.

On April 1, 1998, the Company also issued to FMAC warrants to purchase 325,000 shares of the Company's Common Stock at any time through April 1, 2001 at a price of $20.00 per share (the "FMAC Warrants"), subject to a call feature by the Company if the closing market price of the Company's Common Stock equals or exceeds $28.50 per share for a period of 10 consecutive trading days. The Company also contributed to FMAC all of its shares of FMAC common stock in exchange for the assets constituting FMAC's servicing platform.

Capital Expenditures and Commitments. The Company is pursuing an aggressive growth strategy. In the first quarter of 1998, the Company has opened three new dealerships. Further, the Company currently has one dealership in Phoenix, two dealerships in San Antonio, one dealership in Los Angeles, two dealerships in Atlanta, one dealership in Dallas, and two dealerships in Tampa currently under development. The Company believes that it will expend approximately $1.5 to $1.7 million to construct (excluding inventory) each Company Dealership.

On July 11, 1997, the Company entered into an agreement, as amended, to provide "debtor in possession" financing to FMAC in an amount up to $21.5 million to be adjusted downward from time to time. As of May 12, 1998, the maximum commitment was reduced to $12.1 million and the outstanding balance on the DIP totaled $8.7 million. The Company expects the maximum commitment to be further reduced to $11.5 million in the next six months as FMAC receives income tax refunds from various taxing jurisdictions.

The Company intends to finance these expenditures through operating cash flows and supplemental borrowings, including amounts available under the Revolving Facility and the Securitization Program, if any.

Sale-Leaseback of Real Property. In March 1998, the Company executed a commitment letter with an investment company for the sale-leaseback of up to $37.0 million in real property. Pursuant to the terms of the agreement, the Company would sell certain real property to the investment company for its original cost and leaseback the properties for an initial term of twenty years. The Company would retain certain extension options, and pay monthly rents of approximately one-twelfth of 10.75% of the purchase price plus all occupancy costs and taxes. The agreement calls for annual increases in the monthly rents of not less than 2%. On May 14, 1998, the Company completed the first closing of the sales-leaseback transaction. In conjunction with this closing, the Company sold property for approximately $21.8 million. Substantially all of the proceeds from the sale were utilized to pay down the Revolving Facility.

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

Stock Option Grants. Effective January 15, 1998, the Compensation Committee of the Company's Board of Directors awarded 775,000 stock options to key officers of the Company at an exercise price of $8.25 per share, the market value of the Common Stock on the date of grant ("Awards"). Of these Awards, 500,000 options were granted to Gregory B. Sullivan, President and Chief Operating Officer of the Company. Two Hundred Fifty Thousand of the options granted to Mr. Sullivan were granted under the existing Ugly Duckling Long Term Incentive Plan, pursuant to the plan's general terms, including vesting in equal increments over a five-year period beginning on the first anniversary date of the grant. The other 250,000 options to Mr. Sullivan and the remaining 225,000 options granted to the other key officers were granted under the new Ugly Duckling 1998 Executive Incentive Plan, subject to approval of the stockholders at the upcoming 1998 Annual Meeting ("Existing Grants"). These options contain time and price vesting requirements. The Existing Grants will vest in equal increments over five years subject to continued employment by the Company and will also be subject to additional vesting hurdles based on the market value of the Company's Common Stock as traded on Nasdaq. The price hurdle for the first year of the grants is a 20% increase in such market value over the exercise price of the options, with the price hurdles increased for the next four years in additional 20% increments over the exercise price of the options. In order for the price hurdles to be met, the Common Stock must trade at the targeted value for a period of 10 consecutive trading days. The price hurdles can be met at any time before or after the time vesting requirements are satisfied, and will be completely met at such time as the Common Stock trades at 100% in excess of the exercise price of the options for 10 consecutive trading days. In any event, the Existing Grants will become fully vested on January 15, 2005, unless sooner exercised or forfeited. The Company believes that the Awards are material in the aggregate. As such, they will have the effect of diluting the ownership interest of existing stockholders of the Company.

Reliance Transaction. In February 1998, the Company entered into servicing and transition servicing arrangements with Reliance Acceptance Corporation ("Reliance"), which company also filed for reorganization under the Bankruptcy Code the same month. Reliance, in consideration for entering into a servicing agreement with the Company, will receive privately issued warrants ("Reliance Warrants") to purchase shares of Common Stock of the Company as follows: 50,000 Reliance Warrants will be granted to Reliance upon the Company's receipt of certain charged-off receivables proceeds of Reliance; up to 100,000 Reliance Warrants will be granted to Reliance based upon the Company's receipt of up to $4.7 million of post-bank debt proceeds; and Reliance will be granted an additional 75,000 Reliance Warrants for every $1 million actually received by the Company through an incentive fee. The Reliance Warrants will have a strike price of $12.50 for the first 150,000 Reliance Warrants and a strike price for all other Reliance Warrants of the greater of $12.50 or 120% of the market price of the Common Stock on the date of issuance of the Reliance Warrants. The Reliance Warrants are exercisable for three years.

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

ACCOUNTING MATTERS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which became effective for the Company January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS No. 130 did not have a material impact on the Company.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) which became effective for the Company January 1, 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to stockholders. The adoption of SFAS No. 131 did not have a material impact on the Company.

The Securities and Exchange Commission has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information are to be disclosed outside the financial statements and related notes thereto. As the Company believes that the derivative financial instrument disclosure contained within the notes to the consolidated financial statements of its 1997 Form 10-K substantially conform with the accounting policy requirements of these amendments, no further interim period disclosure has been provided.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

        Except for vehicles sold in Arizona under a limited warranty program, the Company sells its cars on an "as is" basis, and requires all customers to sign an agreement on the date of sale pursuant to which the Company disclaims any obligation for vehicle-related problems that subsequently occur. Although the Company believes that such disclaimers are enforceable under applicable law, there can be no assurance that they will be upheld in every instance. Despite obtaining these disclaimers, the Company, in the ordinary course of business, receives complaints from customers relating to such vehicle-related problems as well as alleged violations of federal and state consumer lending or other similar laws and regulations. While most of these complaints are made directly to the Company or to various consumer protection organizations and are subsequently resolved, the Company is named occasionally as a defendant in civil suits filed by customers in state, local, or small claims courts. There can be no assurance that the Company will not be a target of similar claims in the future. Although the amount of the ultimate exposure of the above, if any, cannot be determined at this time, the Company, based on the advice of counsel, does not expect the final outcome to have a material adverse effect on the Company. Additionally, in the ordinary course of business, the Company is a defendant in various other types of legal proceedings. There can be no assurance that the Company will not be a target of similar claims and legal proceedings in the future. The Company believes that the ultimate disposition of these matters on a cumulative basis will not have a material adverse effect on the Company. However, there can be no assurance in this regard.

Item 2. Changes in Securities and Use of Proceeds.

        Warrants to purchase 500,000 shares of common stock of the Company at an exercise price of $10.00 per share were issued in a private placement under Section 4(2) of the Securities Act of 1933 to certain lenders in connection with the execution of loan documents with such lenders. For certain stock option grants during the first quarter of 1998, see a description of option grants to key officers of the Company. Further, the Company has executed certain agreements with Reliance regarding the issuance of warrants. See a description of these transactions herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 3. Defaults Upon Senior Securities.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Revolving Facility."

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        As discussed earlier in this Form 10-Q, on April 28, 1998, the Company announced that its Board of Directors had authorized management to proceed with separating current operations into two publicly held companies. The Company's continuing operations will focus exclusively on the retail sale and financing of used cars through its chain of dealerships, as well as the collection and servicing of the resulting loans. It is anticipated that a new company will be formed to operate all non-dealership operations. Under a proposal currently being considered, the Company will distribute rights to its stockholders to purchase stock in the newly formed company. Only stockholders of the Company who exercise their rights will acquire common equity in the new entity. However, details of any such rights offering, including the subscription price, back-up purchase rights, interests to be retained by the Company, capitalization of the new entity and other factors, are still under consideration. In addition, it was announced that the split-off will result in certain management changes at the Company. Any structure for the separation will be subject to the consent of various parties and applicable regulatory approvals and filings. The Company's Board has directed management to continue developing a specific plan for the separation.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            Exhibit 4.1 -- Warrant Agreement between the Registrant and Reliance Acceptance Corporation and Harris Trust of California, as warrant agent, dated as of February 9, 1998 (w/form of warrant attached as Exhibit A, thereto)

            Exhibit 10.1 -- Credit and Security Agreement between Registrant and First Merchants Acceptance Corp. ("FMAC"), dated as of July 17, 1997

            Exhibit 10.1(a) -- First Amendment to Credit and Security Agreement between Registrant and FMAC, dated as of January 21, 1998

            Exhibit 10.1(b) -- Second Amendment to Credit and Security Agreement between Registrant and FMAC, dated as of April 1, 1998

            Exhibit 10.2 -- Letter Agreement to Amend the Amended and Restated Loan and Security Agreement between Registrant and General Electric Capital Corp. ("GECC"), dated as of October 20, 1997

            Exhibit 10.3 -- Letter Agreement to Amend the Amended and Restated Loan Agreement between Registrant and GECC, dated as of March 25, 1998

            Exhibit 27 -- Financial Data Schedule

            Exhibit 99 -- Cautionary Statement Regarding Forward Looking Statements and Risk Factors



    (b) Reports on Form 8-K.

    During the first quarter 1998, the Company filed four reports on Form 8-K. The first report on Form 8-K, dated December 15, 1997 and filed January 2, 1998, pursuant to Items 5 and 7 (1) reported the execution by the Company of a modified letter agreement, and related terms, which supersedes and replaces the Plan Letter Agreement regarding the FMAC Plan of Reorganization and other matters ("Final Plan Letter Agreement"), (2) reported the Company's expected gain of $6.0 to $7.0 million (before income taxes) during the fourth quarter of 1997 from the sale of certain contracts in connection with the FMAC transaction, (3) reported certain arrangements for the servicing of contracts in connection with FMAC, (4) disclosed the Company's directors and officers stock repurchase loan program, and (5) filed related agreements such as the Final Plan Letter Agreement, a purchase agreement and servicing agreement. The second report on Form 8-K, dated February 6, 1998 and filed February 9, 1998, pursuant to Item 5, reported (1) the Company's earnings for its year and quarter ended December 31, 1997, and (2) the closure of the Company's third party dealer branch network and related restructuring charge to be recorded in the first quarter of 1998. The third report on Form 8-K, dated January 28, 1998 and filed February 10, 1998, pursuant to Item 5, reported (1) the Reliance transaction, including the entering into of a servicing agreement and transition services agreement whereby the Company would services certain Reliance contracts and provide other services to Reliance, and (2) the Company's borrowing of $7 million from Greenwich Capital Financial Products, Inc. ("Greenwich"). The fourth report on Form 8-K, dated February 10, 1998 and filed February 20, 1998, pursuant to Items 5 and 7 (1) filed a copy of the Company's audited consolidated financial statements as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997, (2) reported the Company's issuance of $15 million of 12% senior subordinated notes and warrants to acquire 500,000 shares of the Company's Common Stock at an exercise price of $10 per share, (3) reported the Company and certain of its subsidiaries and affiliates entering into a master repurchase agreement with Greenwich for Greenwich to purchase eligible contracts from the Company for a purchase price of no more than $30 million, and (4) filed agreements relating to the preceding, including the form of senior subordinated note, form of warrant, loan agreement, and the Company's audited consolidated financial statements. After the first quarter 1998, the Company has, thus far, not filed any reports on Form 8-K.

                               SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Ugly Duckling Corporation


Date: May 15, 1998
     -------------

/s/ Steven T. Darak
-------------------
Steven T. Darak
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------------------------------------------------------------------------------

4.1 Warrant Agreement between the Registrant and Reliance Acceptance Corporation and Harris Trust of California, as warrant agent, dated as of February 9, 1998 (w/form of warrant attached as Exhibit A, thereto)

10.1 Credit and Security Agreement between Registrant and First Merchants Acceptance Corp. ("FMAC"), dated as of July 17, 1997

10.1(a) First Amendment to Credit and Security Agreement between Registrant and FMAC, dated as of January 21, 1998

10.1(b) Second Amendment to Credit and Security Agreement between Registrant and FMAC, dated as of April 1, 1998

10.2 Letter Agreement to Amend the Amended and Restated Loan and Security Agreement between Registrant and General Electric Capital Corp. ("GECC"), dated as of October 20, 1997

10.3 Letter Agreement to Amend the Amended and Restated Loan Agreement between Registrant and GECC, dated as of March 25, 1998

27          Financial Data Schedule

99          Cautionary Statement Regarding Forward Looking Statements and Risk
            Factors