Form 10-Q/A
period 1998-03-31
UGLY DUCKLING CORP
filed 1998-07-22
CIK 1012704

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q/A


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

                        COMMISSION FILE NUMBER 000-20841
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

                                [X] Yes   [ ] No

                            ------------------------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

     At May 12, 1998, there were 18,593,285 shares of Common Stock, $0.001 par value, outstanding.

     This document serves both as a resource for analysts, shareholders, and other interested persons, and as the quarterly report on Form 10-Q of Ugly Duckling Corporation (Company) to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1997.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           UGLY DUCKLING CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                               PAGE
                       Part I. -- FINANCIAL STATEMENTS
Item 1.  FINANCIAL STATEMENTS................................................
  Condensed Consolidated Balance Sheets -- March 31, 1998 and December 31,       2
     1997....................................................................
  Condensed Consolidated Statements of Operations -- Three Months Ended March
     31, 1998 and March 31, 1997.............................................    3
  Condensed Consolidated Statements of Cash Flows -- Three Months Ended March
     31, 1998 and March 31, 1997.............................................    4
  Notes to Condensed Consolidated Financial Statements.......................    5
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...............................................   11
                        Part II. -- OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS...................................................   29
Item 2.  CHANGES IN SECURITIES...............................................   29
Item 3.  DEFAULTS UPON SENIOR SECURITIES.....................................   29
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................   29
Item 5.  OTHER INFORMATION...................................................   29
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................   30
SIGNATURES...................................................................   31
Exhibit 4.1      Warrant Agreement between the Registrant and Reliance
                 Acceptance Corporation and Harris Trust of California, as
                 warrant agent, dated as of February 9, 1998.................   32
Exhibit 10.1     Credit and Security Agreement between Registrant and First
                 Merchants Acceptance Corp. ("FMAC"), dated as of July 17,
                 1997........................................................   32
Exhibit 10.1(a)  First Amendment to Credit and Security Agreement between
                 Registrant and FMAC, dated as of January 21, 1998...........   32
Exhibit 10.1(b)  Second Amendment to Credit and Security Agreement between
                 Registrant and FMAC, dated as of April 1, 1998..............   32
Exhibit 10.2     Letter Agreement to Amend the Amended and Restated Loan and
                 Security Agreement between Registrant and General Electric
                 Capital Corp. ("GECC"), dated as of October 20, 1997........   32
Exhibit 10.3     Letter Agreement to Amend the Amended and Restated Loan
                 Agreement between Registrant and GECC, dated as of March 25,
                 1998........................................................   32
Exhibit 27       Financial Data Schedule.....................................   32
Exhibit 99       Cautionary Statement Regarding Forward Looking Statements
                 and Risk Factors............................................   32

                                    ITEM 1.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              MARCH 31,    DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
                                        ASSETS
Cash and Cash Equivalents...................................  $    514       $  3,537
Finance Receivables, net....................................    53,009         60,778
Investments Held in Trust...................................    15,181         11,637
Inventory...................................................    25,458         32,372
Property and Equipment, net.................................    43,505         39,182
Goodwill and Trademarks, net................................    14,657         16,366
Other Assets................................................    12,164          9,350
Net Assets of Discontinued Operations.......................   124,375        102,996
                                                              --------       --------
                                                              $288,863       $276,218
                                                              ========       ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable..........................................  $  1,784       $  2,867
  Accrued Expenses and Other Liabilities....................    15,765         14,406
  Notes Payable.............................................    63,304         65,171
  Subordinated Notes Payable................................    27,000         12,000
                                                              --------       --------
     Total Liabilities......................................   107,853         94,444
                                                              --------       --------
Stockholders' Equity:
  Common Stock..............................................   173,724        172,622
  Retained Earnings.........................................     7,286          9,152
                                                              --------       --------
     Total Stockholders' Equity.............................   181,010        181,774
                                                              --------       --------
                                                              $288,863       $276,218
                                                              ========       ========

     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)


                                                               1998       1997
                                                              -------    -------
Sales of Used Cars..........................................  $72,972    $18,211
Cost of Used Cars Sold......................................   40,363      9,164
Provision for Credit Losses.................................   15,034      3,261
                                                              -------    -------
                                                               17,575      5,786
                                                              -------    -------
Interest Income.............................................    3,879      1,512
Gain on Sale of Finance Receivables.........................    4,614      1,131
Servicing Income............................................    3,837      1,014
Other Income................................................      146        428
                                                              -------    -------
                                                               12,476      4,085
                                                              -------    -------
Income before Operating Expenses............................   30,051      9,871
Operating Expenses:
  Selling and Marketing.....................................    5,326      1,532
  General and Administrative................................   16,669      6,379
  Depreciation and Amortization.............................    1,152        529
                                                              -------    -------
                                                               23,147      8,440
                                                              -------    -------
Operating Income............................................    6,904      1,431
Interest Expense............................................      647        177
                                                              -------    -------
Earnings before Income Taxes................................    6,257      1,254
Income Taxes................................................    2,511        499
                                                              -------    -------
Income from Continuing Operations...........................    3,746        755
Discontinued Operations:
Earnings (Loss) from Operations of Discontinued Operations,
  net of income taxes of ($492) and $1,653 respectively.....     (785)     2,507
Loss on Disposal of Discontinued Operations net of income
  taxes of ($3,024) and $0, respectively....................   (4,827)        --
                                                              -------    -------
Net Earnings (Loss).........................................  $(1,866)   $ 3,262
                                                              =======    =======
Earnings per Common Share from Continuing Operations:
  Basic.....................................................  $  0.20    $  0.05
                                                              =======    =======
  Diluted...................................................  $  0.20    $  0.05
                                                              =======    =======
Net Earnings (Loss) per Common Share:
  Basic.....................................................  $ (0.10)   $  0.21
                                                              =======    =======
  Diluted...................................................  $ (0.10)   $  0.20
                                                              =======    =======
Shares Used in Computation-Continuing Operations:
  Basic.....................................................   18,557     15,904
                                                              =======    =======
  Diluted...................................................   19,093     16,580
                                                              =======    =======
Shares Used in Computation-Net Earnings (Loss):
  Basic.....................................................   18,557     15,904
                                                              =======    =======
  Diluted...................................................   19,093     16,580
                                                              =======    =======


     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                1998        1997
                                                              --------    --------
Cash Flows from Operating Activities:
  Net Earnings (Loss).......................................  $ (1,866)   $  3,262
     Adjustments to Reconcile Net Earnings (Loss) to Net
      Cash Provided by Operating Activities:
     Loss (Earnings) from Discontinued Operations...........     5,612      (2,507)
     Provision for Credit Losses............................    15,034       3,261
     Gain on Sale of Finance Receivables....................    (4,614)     (1,131)
     Purchase of Finance Receivables........................   (69,708)    (12,838)
     Proceeds from Sale of Finance Receivables..............    62,556      10,662
     Collections of Finance Receivables.....................     5,935         730
     Decrease (Increase) in Deferred Income Taxes...........    (2,205)        573
     Depreciation and Amortization..........................     1,152         529
     Decrease (Increase) in Inventory.......................     6,915        (528)
     Increase in Other Assets...............................    (2,157)     (3,804)
     Increase in Accounts Payable, Accrued Expenses, and
      Other Liabilities.....................................     1,120         576
     Increase in Income Taxes Receivable/Payable............       792       1,564
                                                              --------    --------
       Net Cash Provided by Operating Activities............    18,566         349
                                                              --------    --------
Cash Flows Used In Investing Activities:
  Increase in Investments Held in Trust.....................    (3,543)       (984)
  Net Decrease in Notes Receivable..........................        38          38
  Purchase of Property and Equipment........................    (5,202)     (3,929)
  Payment for Acquisition of Assets.........................        --      (3,449)
                                                              --------    --------
       Net Cash Used in Investing Activities................    (8,707)     (8,324)
                                                              --------    --------
Cash Flows from Financing Activities:
  Issuance of Notes Payable.................................    30,000          --
  Repayment of Notes Payable................................   (31,867)    (12,107)
  Issuance (Repayment) of Subordinated Notes Payable........    15,000      (2,000)
  Proceeds from Issuance of Common Stock....................       202      88,662
  Other, Net................................................      (126)        (69)
                                                              --------    --------
       Net Cash Provided by Financing Activities............    13,209      74,486
                                                              --------    --------
Cash Used in Discontinued Operations........................   (26,091)    (11,729)
                                                              --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents........    (3,023)     54,782
Cash and Cash Equivalents at Beginning of Period............     3,537      18,455
                                                              --------    --------
Cash and Cash Equivalents at End of Period..................  $    514    $ 73,237
                                                              ========    ========
Supplemental Statement of Cash Flows Information:
  Interest Paid.............................................  $  2,222    $    843
                                                              ========    ========
  Income Taxes Paid.........................................  $    408    $     15
                                                              ========    ========
  Assumption of Debt in Connection with Acquisition of
     Assets.................................................  $     --    $ 29,900
                                                              ========    ========
  Purchase of Property and Equipment with Capital Leases....  $     --    $    211
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

NOTE 2.  DISCONTINUED OPERATIONS

     In February 1998, the Company announced its intention to close its branch office network (the "Branch Offices") through which the Company purchased retail installment contracts, and exit this line of business in the first quarter of 1998. The closure was substantially complete as of March 31, 1998. The Company is continuing to negotiate lease settlements and terminations with respect to its Branch Office network closure. Further, in April 1998, the Company announced that its Board of Directors had directed management to proceed with separating current operations into two publicly held companies. The Company's continuing operations will focus exclusively on the retail sale of used cars through its chain of dealerships, as well as the collection and servicing of the resulting loans. The Company would also retain its existing securitization program (the "Securitization Program") and the residual interests in all securitization transactions previously effected by the Company, its existing insurance operations relating to its dealership activities, and its rent-a-car franchise business (which is generally inactive) (the "Continuing Operations"). It is anticipated that a new company will be formed to operate all non-dealership operations. As a result of these two announcements, the Company has reclassified in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, the results of operations of the discontinued operations of the Branch Office network and the operations that the Company intends to split-off to discontinued operations in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

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

     The components of Net Assets of Discontinued Operations as of March 31, 1998 and December 31, 1997 follow (in thousands):

                                                              MARCH 31,    DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
Finance Receivables, net....................................  $ 71,089       $ 46,218
Residuals in Finance Receivables Sold.......................    13,511         16,099
Investments Held in Trust...................................     6,868          7,277
Notes Receivable............................................    29,900         25,686
Furniture and Equipment.....................................     3,490          2,070
Capitalized Start-up Costs..................................        --          2,453
Other Assets, net of Accounts Payable and Accrued
  Liabilities...............................................      (483)         3,193
                                                              --------       --------
                                                              $124,375       $102,996
                                                              ========       ========

     Following is a summary of the operating results of the Discontinued Operations for the three month periods ended March 31, 1998 and 1997 (in thousands):

                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Revenues....................................................  $  6,520    $ 8,854
Expenses....................................................   (15,648)    (4,694)
                                                              --------    -------
Earnings (Loss) before Income Tax Benefit...................    (9,128)     4,160
Income Taxes (Benefit)......................................    (3,516)     1,653
                                                              --------    -------
Earnings (Loss) from Discontinued Operations................  $ (5,612)   $ 2,507
                                                              ========    =======

NOTE 3.  SUMMARY OF FINANCE RECEIVABLES, NET

     Following is a summary of Finance Receivables, net, as of March 31, 1998 and December 31, 1997 (in thousands):

                                                              MARCH 31,    DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
Installment Sales Contract Principal Balances...............   $33,265       $ 55,965
Add: Accrued Interest.......................................       331            461
      Loan Origination Costs................................       825          1,431
                                                               -------       --------
Principal Balances, net.....................................    34,421         57,857
Residuals in Finance Receivables Sold.......................    24,741         13,277
                                                               -------       --------
                                                                59,162         71,134
Less Allowance for Credit Losses............................    (6,153)       (10,356)
                                                               =======       ========
Finance Receivables, net....................................   $53,009       $ 60,778
                                                               =======       ========
The finance receivables are classified as follows:
Finance Receivables Held for Sale...........................   $31,000       $ 52,000
Finance Receivables Held for Investment.....................     3,421          5,857
                                                               -------       --------
                                                               $34,421       $ 57,857
                                                               =======       ========

     As of March 31, 1998 and December 31, 1997, the Residuals in Finance Receivables Sold were comprised of the following (in thousands):

                                                              MARCH 31,    DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
Retained interest in subordinated securities (B
  Certificates).............................................  $ 43,729       $ 25,483
Net interest spreads, less present value discount...........    22,150         10,622
Reduction for estimated credit losses.......................   (41,138)       (22,828)
                                                              --------       --------
Residuals in finance receivables sold.......................  $ 24,741       $ 13,277
                                                              ========       ========
Securitized principal balances outstanding..................  $185,240       $127,356
                                                              ========       ========
Estimated credit losses as a % of securitized principal
  balances outstanding......................................      22.2%          17.9%
                                                              ========       ========

     The following table reflects a summary of activity for the Residuals in Finance Receivables Sold for the three month periods ended March 31, 1998 and 1997, respectively (in thousands).

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Balance, Beginning of Period................................  $13,277    $ 8,512
Additions...................................................   13,858      2,339
Amortization................................................   (2,394)      (769)
                                                              -------    -------
Balance, End of Period......................................  $24,741    $10,082
                                                              =======    =======

NOTE 4.  NOTES PAYABLE

     Following is a summary of Notes Payable as of March 31, 1998 and December 31, 1997 (in thousands):

                                                              MARCH 31,      DECEMBER 31,
                                                                1998             1997
                                                              ---------      ------------
Revolving Facility with GE Capital..........................   $48,264         $56,950
Mortgage loan with finance company..........................     7,273           7,450
Note Payable to a finance company...........................     7,000              --
Others......................................................       767             771
                                                               -------         -------
                                                               $63,304         $65,171
                                                               =======         =======

NOTE 5.  COMMON STOCK EQUIVALENTS

     Net Earnings (Loss) per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding for the three month periods ended March 31, 1998, and 1997 as follows (in thousands, except for per share amounts):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Income from Continuing Operations...........................  $ 3,746    $   755
                                                              =======    =======
Net Earnings (Loss).........................................  $(1,866)   $ 3,262
                                                              =======    =======
Basic EPS-Weighted Average Shares Outstanding...............   18,557     15,904
                                                              =======    =======
Basic Earnings (Loss) Per Share from:
  Continuing Operations.....................................  $  0.20    $  0.05
                                                              =======    =======
  Net Earnings (Loss).......................................  $ (0.10)   $  0.21
                                                              =======    =======

Basic EPS-Weighted Average Shares Outstanding...............   18,557     15,904
Effect of Diluted Securities:
  Warrants..................................................       87        176
  Stock Options.............................................      449        500
                                                              -------    -------
Dilutive EPS-Weighted Average Shares Outstanding............   19,093     16,580
                                                              =======    =======
Diluted Earnings (Loss) Per Share from:
  Continuing Operations.....................................  $  0.20    $  0.05
  Net Earnings (Loss).......................................  $ (0.10)   $  0.20
                                                              =======    =======
Warrants Not Included in Diluted EPS Since Antidilutive.....      715         --
                                                              =======    =======
Stock Options Not Included in Diluted EPS Since
  Antidilutive..............................................      603        128
                                                              =======    =======

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

     A summary of Operating Expenses by business segment for the three month periods ended March 31, 1998 and 1997, respectively, follows:

                                                                   COMPANY
                                                    COMPANY      DEALERSHIP     CORPORATE
                                                  DEALERSHIPS    RECEIVABLES    AND OTHER     TOTAL
                                                  -----------    -----------    ---------    -------
                                                                    (IN THOUSANDS)
1998:
Sales of Used Cars..............................    $72,972        $    --       $    --     $72,972
Less: Cost of Cars Sold.........................     40,363             --            --      40,363
  Provision for Credit Losses...................     15,034             --            --      15,034
                                                    -------        -------       -------     -------
                                                     17,575             --            --      17,575
                                                    -------        -------       -------     -------


                                                                   COMPANY
                                                    COMPANY      DEALERSHIP     CORPORATE
                                                  DEALERSHIPS    RECEIVABLES    AND OTHER     TOTAL
                                                  -----------    -----------    ---------    -------
                                                                    (IN THOUSANDS)
Interest Income.................................    $    --        $ 3,815       $    64     $ 3,879
Gain on Sale of Loans...........................         --          4,614            --       4,614
Servicing Income................................         --          3,837            --       3,837
Other Income....................................        101             --            45         146
                                                    -------        -------       -------     -------
Income before Operating Expenses................     17,676         12,266           109      30,051
                                                    -------        -------       -------     -------
Operating Expenses:
  Selling and Marketing.........................      5,290             --            36       5,326
  General and Administrative....................      9,537          4,255         2,877      16,669
  Depreciation and Amortization.................        613            338           201       1,152
                                                    -------        -------       -------     -------
                                                     15,440          4,593         3,114      23,147
                                                    -------        -------       -------     -------
Income (Loss) before Interest Expense...........    $ 2,236        $ 7,673       $(3,005)    $ 6,904
                                                    =======        =======       =======     =======
1997:
Sales of Used Cars..............................    $18,211        $    --       $    --     $18,211
Less: Cost of Cars Sold.........................      9,164             --            --       9,164
  Provision for Credit Losses ..................      3,261             --            --       3,261
                                                    -------        -------       -------     -------
                                                      5,786             --            --       5,786
                                                    -------        -------       -------     -------
Interest Income.................................         --          1,083           429       1,512
Gain on Sale of Loans...........................         --          1,131            --       1,131
Servicing Income................................         --          1,014            --       1,014
Other Income....................................        204             --           224         428
                                                    -------        -------       -------     -------
Income before Operating Expenses................      5,990          3,228           653       9,871
                                                    -------        -------       -------     -------
Operating Expenses:
  Selling and Marketing.........................      1,525             --             7       1,532
  General and Administrative....................      3,244          1,488         1,647       6,379
  Depreciation and Amortization ................        200            206           123         529
                                                    -------        -------       -------     -------
                                                      4,969          1,694         1,777       8,440
                                                    -------        -------       -------     -------
Income (loss) before Interest Expense...........    $ 1,021        $ 1,534       $(1,124)    $ 1,431
                                                    =======        =======       =======     =======

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


                                                              THREE MONTHS ENDED
                                                                MARCH 31, 1997
                                                              ------------------
Sales of Used Cars..........................................       $22,642
Interest Income.............................................         1,512
Other Income................................................         2,593
                                                                   -------
Total Revenues..............................................        26,747
Earnings before Discontinued Operations.....................           686
Net Earnings................................................         3,192
Earnings per share from Continuing Operations:
  Basic.....................................................          0.04
  Diluted...................................................          0.04
Net Earnings per share:
  Basic.....................................................          0.20
  Diluted...................................................          0.19

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

TOTAL CONTRACTS OUTSTANDING:
(IN THOUSANDS, EXCEPT NUMBER OF CONTRACTS)

                                                         MARCH 31,                DECEMBER 31,
                                                            1998                      1997
                                                   ----------------------    ----------------------
                                                   PRINCIPAL     NO. OF      PRINCIPAL     NO. OF
                                                    AMOUNT      CONTRACTS     AMOUNT      CONTRACTS
                                                   ---------    ---------    ---------    ---------
Principal Amount.................................  $218,505      39,734      $183,321      35,762
  Less: Portfolios Securitized and Sold..........   185,240      35,237       127,356      27,769
                                                   --------      ------      --------      ------
  Company Total..................................  $ 33,265       4,497      $ 55,965       7,993
                                                   ========      ======      ========      ======

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

TOTAL CONTRACTS ORIGINATED/PURCHASED:
(IN THOUSANDS, EXCEPT NUMBER OF CONTRACTS AND AVERAGE PRINCIPAL)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Principal Amount............................................  $69,708    $47,345
Number of Contracts.........................................    9,339      9,063
Average Principal...........................................  $ 7,464    $ 5,223

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



     The Company securitized an aggregate of $86.6 million in contracts, issuing $62.6 million in securities during the three months ended March 31, 1998. In conjunction with this transaction, the Company reduced its Allowance for Credit Losses by $17.1 million during the three months ended March 31, 1998 and retained a Residual in Finance Receivables Sold of $13.9 million for a balance of $24.7 million at March 31, 1998. The Company recorded Gain on Sale of Loans during the three months ended March 31, 1998 of $4.6 million. The Company recognized Gain on Sale of Loans of $1.1 million during the three month period ended March 31, 1997. The Gain on Sale of Loans as a percentage of principal balances securitized was 5.3% and 7.5% in the three month periods ended March 31, 1998 and 1997, respectively. The decrease in the gain on sale percentage is due to the contracts carrying a lower average contract rate than those securitized in the comparable period last year, and the utilization of a higher cumulative net loss assumption for the 1998 securitization. In addition, the contracts in the 1998 securitization were more seasoned than the contracts in the 1997 securitization resulting in less future interest income available for gain recognition.

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

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Allowance Activity:
Balance, Beginning of Period................................  $ 10,356    $ 1,626
Provision for Credit Losses.................................    15,034      3,261
Discount Acquired...........................................        --      9,033
Reduction Attributable to Loans Sold........................   (17,090)    (3,100)
Net Charge Offs.............................................    (2,147)    (1,597)
                                                              --------    -------
Balance, End of Period......................................  $  6,153    $ 9,223
                                                              ========    =======
Allowance as Percent of Period End Balances.................      18.5%      28.4%
                                                              ========    =======
Charge off Activity:
  Principal Balances........................................  $  3,197    $ 2,263
  Recoveries, Net...........................................    (1,050)      (666)
                                                              --------    -------
Net Charge Offs.............................................  $ (2,147)   $(1,597)
                                                              ========    =======
Net Charge Offs as % of Average Principal Outstanding.......      13.1%      18.2%
                                                              ========    =======

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


         POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S ORIGINAL
                          AGGREGATE PRINCIPAL BALANCE

                                      MONTHLY PAYMENTS COMPLETED BY CUSTOMER BEFORE CHARGE OFF
                                   --------------------------------------------------------------
                         ORIG.      0      3       6       12      18      24     TLI     REDUCED
                        -------    ---    ----    ----    ----    ----    ----    ----    -------
1993:
1st Quarter...........  $ 2,326    6.9%   18.7%   26.5%   31.8%   33.9%   35.1%   35.4%    100.0%
2nd Quarter...........  $ 2,942    7.2%   18.9%   25.1%   29.4%   31.7%   32.1%   32.4%    100.0%
3rd Quarter...........  $ 3,455    8.6%   19.5%   23.7%   28.5%   30.7%   31.6%   31.9%    100.0%
4th Quarter...........  $ 4,261    6.3%   16.1%   21.6%   27.0%   28.9%   29.5%   29.6%    100.0%
1994:
1st Quarter...........  $ 6,305    3.4%    9.9%   13.3%   17.8%   20.2%   20.8%   20.9%    100.0%
2nd Quarter...........  $ 5,664    2.8%   10.4%   14.1%   19.5%   21.5%   22.0%   22.1%    100.0%
3rd Quarter...........  $ 6,130    2.8%    8.0%   11.9%   16.2%   18.2%   19.0%   19.1%    100.0%
4th Quarter...........  $ 5,490    2.4%    7.6%   11.2%   16.6%   19.5%   20.4%   20.4%    100.0%
1995:
1st Quarter...........  $ 8,191    1.1%    7.3%   12.3%   17.4%   19.9%   20.8%   20.9%     99.8%
2nd Quarter...........  $ 9,846    1.7%    7.0%   11.8%   16.3%   18.9%   20.5%   20.7%     98.3%
3rd Quarter...........  $10,106    1.9%    6.9%   10.8%   17.6%   21.1%   22.7%   23.0%     94.6%
4th Quarter...........  $ 8,426    1.2%    5.6%   10.7%   17.2%   21.8%   23.4%   23.6%     91.7%
1996:
1st Quarter...........  $13,635    1.3%    7.5%   13.0%   20.0%   24.0%      x    25.2%     85.9%
2nd Quarter...........  $13,462    2.2%    9.1%   13.3%   22.1%   25.9%     --    26.3%     78.4%
3rd Quarter...........  $11,082    1.6%    6.7%   12.4%   21.0%      x      --    25.0%     70.4%
4th Quarter...........  $10,817    1.6%    8.4%   15.8%   24.0%     --      --    26.0%     63.6%
1997:
1st Quarter...........  $16,279    2.1%   10.4%   17.2%      x      --      --    23.2%     55.8%
2nd Quarter...........  $25,875    1.4%    8.0%   12.8%     --      --      --    15.5%     41.5%
3rd Quarter...........  $32,147    1.1%    6.4%      x      --      --      --     9.4%     25.7%
4th Quarter...........  $42,529     .9%      x      --      --      --      --     3.9%     12.8%
1998:
1st Quarter...........  $69,708      x      --      --      --      --      --      .2%      6.3%

     The following table sets forth the principal balances 31 to 60 days delinquent, and 61 to 90 days delinquent as a percentage of total outstanding Company Dealership contract principal balances.

                                                        RETAINED    SECURITIZED    MANAGED
                                                        --------    -----------    -------
March 31, 1998:
  31 to 60 days.......................................    1.2%          2.5%         2.2%
  61 to 90 days.......................................    3.6%          0.9%         1.4%
December 31,1997:
  31 to 60 days.......................................    2.2%          4.5%         3.6%
  61 to 90 days.......................................    0.6%          2.2%         1.5%

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits


        Exhibit 4.1 -- Warrant Agreement between the Registrant and Reliance Acceptance Corporation and Harris Trust of California, as warrant agent, dated as of February 9, 1998 (w/form of warrant attached as Exhibit A, thereto)*



        Exhibit 10.1 -- Credit and Security Agreement between Registrant and First Merchants Acceptance Corp. ("FMAC"), dated as of July 17, 1997*



        Exhibit 10.1(a) -- First Amendment to Credit and Security Agreement between Registrant and FMAC, dated as of January 21, 1998*

        Exhibit 10.1(b) -- Second Amendment to Credit and Security Agreement between Registrant and FMAC, dated as of April 1, 1998*



        Exhibit 10.2 -- Letter Agreement to Amend the Amended and Restated Loan and Security Agreement between Registrant and General Electric Capital Corp. ("GECC"), dated as of October 20, 1997*



        Exhibit 10.3 -- Letter Agreement to Amend the Amended and Restated Loan Agreement between Registrant and GECC, dated as of March 25, 1998*



        Exhibit 27 -- Financial Data Schedule*


        Exhibit 99 -- Cautionary Statement Regarding Forward Looking Statements and Risk Factors*


---------------
* These exhibits were originally filed on May 15, 1998 with the initial Form 10-Q for the Company for the period ended March 31, 1998. There has been no change as to these exhibits (including the Financial Data Schedule); therefore, this amendment to the Form 10-Q does not refile the exhibits. Refer to the initial Form 10-Q for these exhibits.


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

                                          UGLY DUCKLING CORPORATION

                                          /s/ STEVEN T. DARAK

                                          --------------------------------------
                                          Steven T. Darak
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)


Date: July 21, 1998

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 4.1     Warrant Agreement between the Registrant and Reliance
         Acceptance Corporation and Harris Trust of California, as
         warrant agent, dated as of February 9, 1998 (w/form of
         warrant attached as Exhibit A, thereto)*
10.1     Credit and Security Agreement between Registrant and First
         Merchants Acceptance Corp. ("FMAC"), dated as of July 17,
         1997*
10.1(a)  First Amendment to Credit and Security Agreement between
         Registrant and FMAC, dated as of January 21, 1998*
10.1(b)  Second Amendment to Credit and Security Agreement between
         Registrant and FMAC, dated as of April 1, 1998*
10.2     Letter Agreement to Amend the Amended and Restated Loan and
         Security Agreement between Registrant and General Electric
         Capital Corp. ("GECC"), dated as of October 20, 1997*
10.3     Letter Agreement to Amend the Amended and Restated Loan
         Agreement between Registrant and GECC, dated as of March 25,
         1998*
27       Financial Data Schedule*
99       Cautionary Statement Regarding Forward Looking Statements
         and Risk Factors*

---------------

* These exhibits were originally filed on May 15, 1998 with the initial Form 10-Q for the Company for the period ended March 31, 1998. There has been no change as to these exhibits (including the Financial Data Schedule); therefore, this amendment to the Form 10-Q does not refile the exhibits. Refer to the initial Form 10-Q for these exhibits.