Form 10-Q
period 1998-06-30
UGLY DUCKLING CORP
filed 1998-08-10
CIK 1012704

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                 JUNE 30, 1998

                        COMMISSION FILE NUMBER 000-20841

                           UGLY DUCKLING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                   86-0721358
     (STATE OR OTHER             (I.R.S. EMPLOYER
     JURISDICTION OF           IDENTIFICATION NO.)
     INCORPORATION OR
      ORGANIZATION)

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

     At August 4, 1998, there were 18,604,441 shares of Common Stock, $0.001 par value, outstanding.

     This document serves both as a resource for analysts, shareholders, and other interested persons, and as the quarterly report on Form 10-Q of Ugly Duckling Corporation (Company) to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           UGLY DUCKLING CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS

                        PART I. -- FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Item 1.  FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets -- June 30, 1998 and
  December 31, 1997.........................................    3
Condensed Consolidated Statements of Operations -- Three
  Months and Six Months Ended June 30, 1998 and June 30,
  1997......................................................    4
Condensed Consolidated Statements of Cash Flows -- Six
  Months Ended June 30, 1998 and June 30, 1997..............    5
Notes to Condensed Consolidated Financial Statements........    6
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION OF THE
         CONTINUING COMPANY BUSINESSES......................   13

                  PART II. -- OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS..................................   36
Item 2.  CHANGES IN SECURITIES..............................   36
Item 3.  DEFAULTS UPON SENIOR SECURITIES....................   36
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................   36
Item 5.  OTHER INFORMATION..................................   36
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...................   38
SIGNATURE...................................................   39
  Exhibit 3.1 ..............................................
  Exhibit 4 ................................................
  Exhibit 10.1 .............................................
  Exhibit 10.2 .............................................
  Exhibit 10.3 .............................................
  Exhibit 10.4 .............................................
  Exhibit 10.5 .............................................
  Exhibit 10.6 .............................................
  Exhibit 10.7 .............................................
  Exhibit 11................................................
  Exhibit 27................................................
  Exhibit 99................................................

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
                                                                   (IN THOUSANDS)
                                        ASSETS
Cash and Cash Equivalents...................................  $  1,652      $  3,537
Finance Receivables, Net....................................    55,728        60,778
Investments Held in Trust...................................    17,894        11,637
Inventory...................................................    34,690        32,372
Property and Equipment, Net.................................    27,785        39,182
Intangible Assets, Net......................................    14,715        16,366
Other Assets................................................    11,614         9,350
Net Assets of Discontinued Operations.......................   114,767       102,411
                                                              --------      --------
                                                              $278,845      $275,633
                                                              ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable..........................................  $  2,964      $  2,867
  Accrued Expenses and Other Liabilities....................    19,200        13,821
  Notes Payable.............................................    47,891        65,171
  Subordinated Notes Payable................................    25,000        12,000
                                                              --------      --------
     Total Liabilities......................................    95,055        93,859
                                                              --------      --------
Stockholders' Equity:
  Preferred Stock...........................................        --            --
  Common Stock..............................................        19            19
  Additional Paid-in Capital................................   173,775       172,603
  Retained Earnings.........................................    10,228         9,152
  Treasury Stock............................................      (232)           --
                                                              --------      --------
     Total Stockholders' Equity.............................   183,790       181,774
                                                              --------      --------
                                                              $278,845      $275,633
                                                              ========      ========

     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          ------------------    -------------------
                                                           1998       1997        1998       1997
                                                          -------    -------    --------    -------
Sales of Used Cars......................................  $69,519    $27,802    $142,491    $46,013
Less:
  Cost of Used Cars Sold................................   40,850     15,951      81,213     25,890
  Provision for Credit Losses...........................   14,274      4,848      29,308      8,109
                                                          -------    -------    --------    -------
                                                           14,395      7,003      31,970     12,014
                                                          -------    -------    --------    -------
Interest Income.........................................    3,560      3,179       7,439      4,691
Gain on Sale of Finance Receivables.....................    3,659      3,012       8,273      4,143
Servicing Income........................................    4,025      1,635       7,861      2,649
Other Income............................................      146        519         293        947
                                                          -------    -------    --------    -------
                                                           11,390      8,345      23,866     12,430
                                                          -------    -------    --------    -------
Income before Operating Expenses........................   25,785     15,348      55,836     24,444
Operating Expenses:
  Selling and Marketing.................................    4,894      2,240      10,220      3,772
  General and Administrative............................   14,846      8,470      31,515     14,074
  Depreciation and Amortization.........................    1,175        737       2,327      1,266
                                                          -------    -------    --------    -------
                                                           20,915     11,447      44,062     19,112
                                                          -------    -------    --------    -------
Operating Income........................................    4,870      3,901      11,774      5,332
Interest Expense........................................      517        263       1,164        440
                                                          -------    -------    --------    -------
Earnings before Income Taxes............................    4,353      3,638      10,610      4,892
Income Taxes............................................    1,763      1,488       4,274      1,987
                                                          -------    -------    --------    -------
Earnings from Continuing Operations.....................    2,590      2,150       6,336      2,905
Discontinued Operations:
Earnings (Loss) from Operations of Discontinued
  Operations, net of income taxes of $244, $1,516,
  $(248) and $3,169, respectively.......................      358      2,161        (487)     4,668
Loss on Disposal of Discontinued Operations, net of
  income tax benefit of $3,024..........................       --         --      (4,767)        --
                                                          -------    -------    --------    -------
Net Earnings............................................  $ 2,948    $ 4,311    $  1,082    $ 7,573
                                                          =======    =======    ========    =======
Earnings per Common Share from Continuing Operations:
  Basic.................................................  $  0.14    $  0.12    $   0.34    $  0.17
                                                          =======    =======    ========    =======
  Diluted...............................................  $  0.14    $  0.11    $   0.33    $  0.16
                                                          =======    =======    ========    =======
Net Earnings per Common Share:
  Basic.................................................  $  0.16    $  0.23    $   0.06    $  0.44
                                                          =======    =======    ========    =======
  Diluted...............................................  $  0.16    $  0.23    $   0.06    $  0.43
                                                          =======    =======    ========    =======
Shares Used in Computation -- Continuing Operations:
  Basic.................................................   18,590     18,450      18,570     17,200
                                                          =======    =======    ========    =======
  Diluted...............................................   18,980     19,000      18,930     17,800
                                                          =======    =======    ========    =======
Shares Used in Computation -- Net Earnings:
  Basic.................................................   18,590     18,450      18,570     17,200
                                                          =======    =======    ========    =======
  Diluted...............................................   18,980     19,000      18,930     17,800
                                                          =======    =======    ========    =======

     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                1998         1997
                                                              ---------    --------
Cash Flows from Operating Activities:
  Net Earnings..............................................  $   1,082    $  7,573
     Adjustments to Reconcile Net Earnings to Net Cash
      Provided by Operating Activities:
  Earnings (Loss) from Discontinued Operations..............     (5,254)      4,668
  Provision for Credit Losses...............................     29,308       8,109
  Gain on Sale of Finance Receivables.......................     (8,273)     (4,143)
  Purchase of Finance Receivables...........................   (136,705)    (44,172)
  Proceeds from Sale of Finance Receivables.................    109,711      35,923
  Collections of Finance Receivables........................     12,444       4,790
  Increase in Deferred Income Taxes.........................       (675)       (195)
  Depreciation and Amortization.............................      2,327       1,266
  Increase in Inventory.....................................     (2,317)     (6,312)
  Increase in Other Assets..................................     (2,506)     (3,616)
  Increase in Accounts Payable, Accrued Expenses, and Other
     Liabilities............................................      5,790       7,904
  Increase in Income Taxes Receivable/Payable...............        703         315
                                                              ---------    --------
     Net Cash Provided by Operating Activities..............      5,635      12,110
                                                              ---------    --------
Cash Flows Used In Investing Activities:
  Increase in Investments Held in Trust.....................     (6,256)     (2,046)
  Net Decrease in Notes Receivable..........................         75          75
  Purchase of Property and Equipment........................    (12,535)    (11,093)
  Proceeds from disposal of Property and Equipment..........     21,821          --
  Payment for Acquisition of Assets.........................         --     (18,071)
                                                              ---------    --------
     Net Cash Provided by (Used in) Investing Activities....      3,105     (31,135)
                                                              ---------    --------
Cash Flows from Financing Activities:
  Issuance of Notes Payable.................................     30,000          --
  Repayment of Notes Payable................................    (47,462)    (34,635)
  Issuance (Repayment) of Subordinated Notes Payable........     13,000      (2,000)
  Proceeds from Issuance of Common Stock....................        202      88,662
  Other, Net................................................       (163)         43
                                                              ---------    --------
     Net Cash Provided by (Used in) Financing Activities....     (4,423)     52,070
                                                              ---------    --------
Cash Used in Discontinued Operations........................     (6,202)    (10,351)
                                                              ---------    --------
Net Increase (Decrease) in Cash and Cash Equivalents........     (1,885)     22,694
Cash and Cash Equivalents at Beginning of Period............      3,537      18,455
                                                              ---------    --------
Cash and Cash Equivalents at End of Period..................  $   1,652    $ 41,149
                                                              =========    ========
Supplemental Statement of Cash Flows Information:
  Interest Paid.............................................  $   2,706    $    893
                                                              =========    ========
  Income Taxes Paid.........................................  $   1,106    $     15
                                                              =========    ========
  Assumption of Debt in Connection with Acquisition of
     Assets.................................................  $      --    $ 29,900
                                                              =========    ========
  Purchase of Property and Equipment with Capital Leases....  $      --    $    211
                                                              =========    ========

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

NOTE 2.  DISCONTINUED OPERATIONS

     In February 1998, the Company announced its intention to close its branch office network (the "Branch Offices") through which the Company purchased retail installment contracts, and exit this line of business in the first quarter of 1998. The closure was substantially complete as of March 31, 1998. The Company is continuing to negotiate lease settlements and terminations with respect to its Branch Office network closure. Further, in April 1998, the Company announced that its Board of Directors had directed management to proceed with separating current operations into two publicly held companies. The Company's continuing operations are focusing exclusively on the retail sale of used cars through its chain of dealerships, as well as the collection and servicing of the resulting loans. The Company has retained its securitization program (the "Securitization Program") and the residual interests in all securitization transactions previously effected by the Company, its existing insurance operations relating to its dealership activities, and its rent-a-car franchise business (which is generally inactive) (the "Continuing Operations"). In June 1998 the Company formed a new wholly owned subsidiary, Cygnet Financial Corporation, to effectuate the anticipated split-up (the "Split-up") and operate the non-dealership activities. As a result of these two announcements, the Company has retroactively restated the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations to reflect the Company's discontinued operations, including the Split-up Businesses and the Company's third party dealer branch office network in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

     Included within the Company's discontinued operations is a collateralized dealer financing program ("Cygnet Dealer Program"), pursuant to which the Company provides qualified independent used car dealers ("Third Party Dealers") with warehouse purchase facilities and operating credit lines primarily secured by the dealers' retail installment contract portfolio. Discontinued operations also include the bulk purchase and/or servicing of contracts originated by other subprime lenders. The Company intends to transfer certain assets and liabilities related to the Cygnet Dealer Program and the operations that bulk purchase and/or service contracts by other subprime lenders. Further, discontinued operations include the Branch Offices which the Company closed in February 1998 and which will not be transferred pursuant to the anticipated Split-up.

                           UGLY DUCKLING CORPORATION

     The components of Net Assets of Discontinued Operations as of June 30, 1998 and December 31, 1997 follow (in thousands):

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
Branch Office Finance Receivables, net......................  $ 42,180      $ 26,780
Residuals in Finance Receivables Sold.......................    11,446        16,099
Investments Held in Trust...................................     5,500         7,277
Notes Receivable -- FMAC....................................    18,135        25,686
Cygnet Dealer Finance Portfolio.............................    32,974        19,438
Furniture and Equipment -- Cygnet...........................     1,943         2,070
Capitalized Start-up Costs..................................        --         2,453
Other Assets, net of Accounts Payable and Accrued
  Liabilities...............................................     2,589         2,608
                                                              --------      --------
                                                              $114,767      $102,411
                                                              ========      ========

     Following is a summary of the operating results of the Discontinued Operations for the periods ended June 30, 1998 and 1997 (in thousands):

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             ------------------    -------------------
                                              1998       1997        1998       1997
                                             -------    -------    --------    -------
Revenues...................................  $10,415    $ 8,681    $ 16,935    $17,535
Expenses...................................   (9,813)    (5,004)    (25,461)    (9,698)
                                             -------    -------    --------    -------
Earnings (Loss) before Income Taxes........      602      3,677      (8,526)     7,837
Income Taxes (Benefit).....................      244      1,516      (3,272)     3,169
                                             -------    -------    --------    -------
Earnings (Loss) from Discontinued
  Operations...............................  $   358    $ 2,161    $ (5,254)   $ 4,668
                                             =======    =======    ========    =======

NOTE 3.  SUMMARY OF FINANCE RECEIVABLES PRINCIPAL BALANCES, NET

     Following is a summary of Finance Receivables Principal Balances, Net, as of June 30, 1998 and December 31, 1997 (in thousands):

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
Installment Sales Contract Principal Balances...............  $32,156       $ 55,965
Add: Accrued Interest.......................................      393            461
  Loan Origination Costs....................................      711          1,431
                                                              -------       --------
Principal Balances, net.....................................   33,260         57,857
Residuals in Finance Receivables Sold.......................   28,418         13,277
                                                              -------       --------
                                                               61,678         71,134
Less Allowance for Credit Losses............................   (5,950)       (10,356)
                                                              -------       --------
Finance Receivables, net....................................  $55,728       $ 60,778
                                                              =======       ========
The finance receivables are classified as follows:
Finance Receivables Held for Sale...........................  $30,000       $ 52,000
Finance Receivables Held for Investment.....................    3,260          5,857
                                                              -------       --------
                                                              $33,260       $ 57,857
                                                              =======       ========

                           UGLY DUCKLING CORPORATION

     As of June 30, 1998 and December 31, 1997, the Residuals in Finance Receivables Sold were comprised of the following (in thousands):

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
Retained interest in subordinated securities (B
  Certificates).............................................  $ 54,370      $ 25,483
Net interest spreads, less present value discount...........    26,364        10,622
Reduction for estimated credit losses.......................   (52,316)      (22,828)
                                                              --------      --------
Residuals in finance receivables sold.......................  $ 28,418      $ 13,277
                                                              ========      ========
Securitized principal balances outstanding..................  $217,197      $127,356
                                                              ========      ========
Estimated credit losses as a % of securitized principal
  balances outstanding......................................      24.1%         17.9%
                                                              ========      ========

     The following table reflects a summary of activity for the Residuals in Finance Receivables Sold for the periods ended June 30, 1998 and 1997, respectively (in thousands).

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------    ------------------
                                               1998       1997       1998       1997
                                              -------    -------    -------    -------
Balance, Beginning of Period................  $24,741    $10,082    $13,277    $ 8,512
Additions...................................   10,396      3,854     24,254      6,193
Amortization................................   (6,719)    (1,385)    (9,113)    (2,154)
                                              -------    -------    -------    -------
Balance, End of Period......................  $28,418    $12,551    $28,418    $12,551
                                              =======    =======    =======    =======

NOTE 4.  NOTES PAYABLE

     Following is a summary of Notes Payable as of June 30, 1998 and December 31, 1997 (in thousands):

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
Revolving Facility with GE Capital..........................  $41,795       $56,950
Mortgage loan with finance company..........................    6,000         7,450
Others......................................................       96           771
                                                              -------       -------
                                                              $47,891       $65,171
                                                              =======       =======

                           UGLY DUCKLING CORPORATION

NOTE 5.  COMMON STOCK EQUIVALENTS

     Net Earnings per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding for the periods ended June 30, 1998 and 1997 as follows (in thousands, except for per share amounts):

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                    -------------------   -----------------
                                                      1998       1997      1998      1997
                                                    --------   --------   -------   -------
Earnings from Continuing Operations...............  $ 2,590    $ 2,150    $ 6,336   $ 2,905
                                                    =======    =======    =======   =======
Net Earnings......................................  $ 2,948    $ 4,311    $ 1,082   $ 7,573
                                                    =======    =======    =======   =======
Basic EPS-Weighted Average Shares Outstanding.....   18,590     18,450     18,570    17,200
                                                    =======    =======    =======   =======
Basic Earnings Per Share from:
  Continuing Operations...........................  $  0.14    $  0.12    $  0.34   $  0.17
                                                    =======    =======    =======   =======
  Net Earnings....................................  $  0.16    $  0.23    $  0.06   $  0.44
                                                    =======    =======    =======   =======
Basic EPS-Weighted Average Shares Outstanding.....   18,590     18,450     18,570    17,200
Effect of Diluted Securities:
  Warrants........................................       44        136         35       157
  Stock Options...................................      346        414        325       443
                                                    -------    -------    -------   -------
Dilutive EPS-Weighted Average Shares
  Outstanding.....................................   18,980     19,000     18,930    17,800
                                                    =======    =======    =======   =======
Diluted Earnings Per Share from:
  Continuing Operations...........................  $  0.14    $  0.11    $  0.33   $  0.16
                                                    =======    =======    =======   =======
  Net Earnings....................................  $  0.16    $  0.23    $  0.06   $  0.43
                                                    =======    =======    =======   =======
Warrants Not Included in Diluted EPS
  Since Antidilutive..............................    1,214         --        715        --
                                                    =======    =======    =======   =======
Stock Options Not Included in Diluted EPS
  Since Antidilutive..............................      571        461         96       785
                                                    =======    =======    =======   =======

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

                           UGLY DUCKLING CORPORATION

     A summary of Operating Activity by business segment for the periods ended June 30, 1998 and 1997, respectively, follows:

                                                                  COMPANY
                                                   COMPANY      DEALERSHIP     CORPORATE
                                                 DEALERSHIPS    RECEIVABLES    AND OTHER     TOTAL
                                                 -----------    -----------    ---------    --------
                                                                     (IN THOUSANDS)
Three months ended June 30, 1998:
Sales of Used Cars.............................   $ 69,519        $    --       $    --     $ 69,519
Less: Cost of Cars Sold........................     40,850             --            --       40,850
  Provision for Credit Losses..................     14,264             10            --       14,274
                                                  --------        -------       -------     --------
                                                    14,405            (10)           --       14,395
Interest Income................................         --          3,506            54        3,560
Gain on Sale of Loans..........................         --          3,659            --        3,659
Servicing Income...............................         --          4,025            --        4,025
Other Income (Expense).........................         99             (9)           56          146
                                                  --------        -------       -------     --------
Income before Operating Expenses...............     14,504         11,171           110       25,785
                                                  --------        -------       -------     --------
Operating Expenses:
  Selling and Marketing........................      4,894             --            --        4,894
  General and Administrative...................      7,117          4,272         3,457       14,846
  Depreciation and Amortization................        615            311           249        1,175
                                                  --------        -------       -------     --------
                                                    12,626          4,583         3,706       20,915
                                                  --------        -------       -------     --------
Earnings (Loss) before Interest Expense........   $  1,878        $ 6,588       $(3,596)    $  4,870
                                                  ========        =======       =======     ========
Three months ended June 30, 1997:
Sales of Used Cars.............................   $ 27,802        $    --       $    --     $ 27,802
Less: Cost of Cars Sold........................     15,951             --            --       15,951
  Provision for Credit Losses..................      4,848             --            --        4,848
                                                  --------        -------       -------     --------
                                                     7,003             --            --        7,003
Interest Income................................         --          3,179            --        3,179
Gain on Sale of Loans..........................         --          3,012            --        3,012
Servicing Income...............................         --          1,635            --        1,635
Other Income...................................        398             83            38          519
                                                  --------        -------       -------     --------
Income before Operating Expenses...............      7,401          7,909            38       15,348
                                                  --------        -------       -------     --------
Operating Expenses:
  Selling and Marketing........................      2,240             --            --        2,240
  General and Administrative...................      3,812          2,983         1,675        8,470
  Depreciation and Amortization................        358            261           118          737
                                                  --------        -------       -------     --------
                                                     6,410          3,244         1,793       11,447
                                                  --------        -------       -------     --------
Earnings (Loss) before Interest Expense........   $    991        $ 4,665       $(1,755)    $  3,901
                                                  ========        =======       =======     ========

                           UGLY DUCKLING CORPORATION

                                                                  COMPANY
                                                   COMPANY      DEALERSHIP     CORPORATE
                                                 DEALERSHIPS    RECEIVABLES    AND OTHER     TOTAL
                                                 -----------    -----------    ---------    --------
                                                                     (IN THOUSANDS)
Six months ended June 30, 1998:
Sales of Used Cars.............................   $142,491        $    --       $    --     $142,491
Less: Cost of Cars Sold........................     81,213             --            --       81,213
  Provision for Credit Losses..................     29,298             10            --       29,308
                                                  --------        -------       -------     --------
                                                    31,980            (10)           --       31,970
Interest Income................................         --          7,321           118        7,439
Gain on Sale of Loans..........................         --          8,273            --        8,273
Servicing Income...............................         --          7,861            --        7,861
Other Income (Expense).........................        200             (9)          102          293
                                                  --------        -------       -------     --------
Income before Operating Expenses...............     32,180         23,436           220       55,836
                                                  --------        -------       -------     --------
Operating Expenses:
  Selling and Marketing........................     10,184             --            36       10,220
  General and Administrative...................     16,653          8,527         6,335       31,515
  Depreciation and Amortization................      1,228            649           450        2,327
                                                  --------        -------       -------     --------
                                                    28,065          9,176         6,821       44,062
                                                  --------        -------       -------     --------
Earnings (Loss) before Interest Expense........   $  4,115        $14,260       $(6,601)    $ 11,774
                                                  ========        =======       =======     ========
Six months ended June 30, 1997:
Sales of Used Cars.............................   $ 46,013        $    --       $    --     $ 46,013
Less: Cost of Cars Sold........................     25,890             --            --       25,890
  Provision for Credit Losses..................      8,109             --            --        8,109
                                                  --------        -------       -------     --------
                                                    12,014             --            --       12,014
Interest Income................................         --          4,691            --        4,691
Gain on Sale of Loans..........................         --          4,143            --        4,143
Servicing Income...............................         --          2,649            --        2,649
Other Income...................................        602             83           262          947
                                                  --------        -------       -------     --------
Income before Operating Expenses...............     12,616         11,566           262       24,444
                                                  --------        -------       -------     --------
Operating Expenses:
  Selling and Marketing........................      3,765             --             7        3,772
  General and Administrative...................      6,281          4,471         3,322       14,074
  Depreciation and Amortization................        558            467           241        1,266
                                                  --------        -------       -------     --------
                                                    10,604          4,938         3,570       19,112
                                                  --------        -------       -------     --------
Earnings (Loss) before Interest Expense........   $  2,012        $ 6,628       $(3,308)    $  5,332
                                                  ========        =======       =======     ========

NOTE 7.  ACQUISITIONS

     On January 15, 1997, the Company acquired substantially all of the assets of Seminole Finance Corporation and related companies ("Seminole"), including four dealerships in Tampa/St. Petersburg and a contract portfolio of approximately $31.1 million (6,953 contracts) in exchange for approximately $2.5 million in cash and the assumption of $29.9 million in debt. On April 1, 1997, the Company purchased substantially all of the assets of EZ Plan, Inc. (EZ
Plan), a Company engaged in the business of selling and financing used motor vehicles, including seven dealerships in San Antonio and a contract portfolio of approximately $24.3

                           UGLY DUCKLING CORPORATION
million (6,297 contracts) in exchange for $26.3 million in cash. The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) for the six months ended June 30, 1997 as if the acquisitions had been consummated as of January 1, 1997. These pro forma results are not necessarily indicative of the future results of operations of the Company or the results that would have been obtained had the acquisitions taken place on January 1, 1997 (in thousands, except per share data).

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 1997
                                                              ----------------
Sales of Used Cars..........................................      $61,173
Interest Income.............................................       10,498
Other Income................................................        4,593
                                                                  -------
Total Revenues..............................................       76,264
Earnings (Loss) from Continuing Operations..................       (1,026)
Net Earnings................................................          395
Earnings (Loss) per share from Continuing Operations:
  Basic.....................................................        (0.06)
  Diluted...................................................        (0.06)
Net Earnings per share:
  Basic.....................................................         0.02
  Diluted...................................................         0.02

NOTE 8.  USE OF ESTIMATES

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These include the provision for loss on discontinued operations that was recorded in the accompanying condensed consolidated financial statements for the six month period ended June 30, 1998, which provision is based upon management's best estimate of the amounts expected to be realized from the closure of the Branch Office network as well as from the Split-up of certain operations. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the loss anticipated on disposal of the discontinued operations.

NOTE 9.  BANKRUPTCY REMOTE ENTITIES

     Ugly Duckling Receivables Corporation ("UDRC") and Ugly Duckling Receivables Corporation II ("UDRC II"), formally known as Champion Receivables Corporation ("CRC") and Champion Receivables Corporation II ("CRC II"), respectively, (collectively referred to as "Securitization Subsidiaries"), are the Company's wholly-owned special purpose "bankruptcy remote" entities. Their assets, including assets in Discontinued Operations, are comprised of Residuals in Finance Receivables Sold and Investments Held In Trust, in the amounts of approximately $39.9 million and $22.1 million, respectively, at June 30, 1998, which amounts would not be available to satisfy claims of creditors of the Company on a consolidated basis.

NOTE 10.  RECLASSIFICATIONS

     Certain reclassifications have been made to previously reported information to conform to the current presentation.

                                    ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                 CONDITION OF THE CONTINUING COMPANY BUSINESSES

     This Quarterly Report on Form 10-Q contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, including plans for the anticipated Split-up (as defined below) of the Company's operations and related Rights Offering (as defined below), financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "intend," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition of the Continuing Company Businesses," describe factors, among others, that could contribute to or cause such differences. Additional risk factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in Exhibit 99 which is attached hereto and incorporated by reference into this Quarterly Report on Form 10-Q and the Company's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on August 4, 1998, which is incorporated by reference into this Quarterly Report on Form 10-Q. Further, risk and uncertainties, in connection with the Split-up transaction and related Rights Offering are also set forth in more detail in the "Risk Factors" section of the Cygnet prospectus dated August 4, 1998 and elsewhere therein.

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

     The Company commenced its used car sales and finance operations with the acquisition of two Company Dealerships in 1992. During 1993, the Company acquired three additional Company Dealerships. In 1994, the Company constructed and opened four new Company Dealerships that were built specifically to meet the Company's new standards of appearance, reconditioning capabilities, size, and location. During 1994, the Company closed one Company Dealership because the facility failed to satisfy these new standards and, at the end of 1995, closed its Gilbert, Arizona dealership. In January 1997, the Company acquired selected assets of a group of companies engaged in the business of selling and financing used motor vehicles, including four dealerships located in the Tampa Bay/St. Petersburg market ("Seminole"). In March 1997, the Company opened its first used car dealership in the Las Vegas market. In April 1997, the Company acquired selected assets of a company in the business of selling and financing used motor vehicles, including seven dealerships located in the San Antonio market ("EZ Plan"). In addition, the Company opened two additional dealerships in the Albuquerque market and one additional dealership in the Phoenix market during the second quarter of

1997. In August 1997, the Company closed a dealership in Prescott, Arizona. In September 1997, the Company acquired selected assets of a company in the business of selling used motor vehicles, including six dealerships in the Los Angeles market, two in the Miami market, two in the Atlanta market and two in the Dallas market ("Kars"). Although the Company did not acquire the loan portfolio of Kars, it did acquire Kars' loan servicing assets and began servicing Kars retained portfolio and portfolios previously securitized by Kars. During the first quarter of 1998, the Company opened one store in the Phoenix, Tampa and Dallas markets, respectively. The Company opened one store in the Phoenix, Tampa, Dallas, San Antonio, and Atlanta markets, respectively, and closed both of its dealerships in the Miami, Florida market during the second quarter of 1998. The Company operated 50 and 22 dealerships at June 30, 1998 and 1997, respectively.

     In 1994, the Company acquired Champion Financial Services, Inc., an independent automobile finance company. In April 1995, the Company initiated an aggressive plan to expand the number of contracts purchased from its Third Party Dealer Branch Office network (the "Branch Offices"). The Company operated 83 Branch Offices at December 31, 1997. In February 1998, the Company announced its intention to close its Branch Office network, and exit this line of business in the first quarter of 1998. The Company recorded a pre-tax charge to discontinued operations totaling approximately $9.1 million (approximately $5.6 million, net of income taxes) during the first quarter of 1998. The restructuring was substantially complete by the end of the first quarter of 1998 and included the termination of approximately 400 employees, substantially all of whom were employed at the Company's Branch Offices that were in place on the date of the announcement. The Company is continuing to negotiate lease settlements and terminations with respect to its Branch Office network closure.

SPLIT-UP OF THE COMPANY

     In the third quarter of 1997, the Company announced a strategic evaluation of its third party dealer operations, including the possible sale or spin-off of these operations. In February 1998, the Company announced its intention to close its third party dealer contract buying office network, and to focus instead on its Cygnet dealer finance program, which offers warehouse purchase facilities and lines of credit to selected independent used car dealers, and the bulk purchase and/or servicing of large contract portfolios. The Company further announced that it was continuing to evaluate alternatives for these third party dealer operations. On April 28, 1998, the Company announced that its Board of Directors had directed management to proceed with separating current operations into two publicly held companies and subsequently formed a new wholly owned subsidiary, Cygnet Financial Corporation ("Cygnet"), to effectuate the Split-up. A proposal to split-up the two Companies (the "Split-up Proposal") will be presented to stockholders of the Company for approval at the upcoming annual meeting of stockholders.

     There can be no assurance that all of the conditions to the Split-up or the Rights Offering will be satisfied or that the Split-up will be effected or that the Rights (as defined below) will be issued. See the "Risk Factors" section of the Company's definitive proxy statement dated August 4, 1998. In addition, the Rights Offering is subject to a number of risks and uncertainties, and for a more complete discussion of these matters, see the "Risk Factors" section of the Cygnet prospectus dated August 4, 1998. The registration statement relating to the Rights Offering has been filed with and declared effective by the Securities and Exchange Commission. This discussion of the Split-up and the related Rights Offering shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state. The securities sold in the Rights Offering will be offered only by means of a Cygnet prospectus. Copies of the notice and proxy statement of the Company relating to the Split-up and copies of the prospectus of Cygnet relating to the Rights Offering may be obtained by contacting: Steven P. Johnson, General Counsel of the Company, 2525
E. Camelback Road, Phoenix, AZ 85016. A copy of the prospectus is also being distributed to stockholders of the Company with the upcoming notice and proxy statement, pursuant to which the Company's stockholders will vote on the Split-up. For more complete information about the Split-up and the related Rights Offering, and their impact on the Company and Cygnet obtain a proxy statement and prospectus as indicated above. Read these documents carefully before you invest or send money. See "Part II. -- Item 5. Other Information."

     The Company's Board of Directors believes that the separation of the Company into two publicly traded companies would be beneficial to each of the Company's current businesses, because, among other things:

     - It would separate businesses with distinct financial, investment, and operating characteristics so that each could adopt strategies and pursue objectives more appropriate to its specific operations than is possible under the Company's present combined structure.

     - It would allow each separate business group to attract and compensate qualified employees with stock-based compensation and incentive plans directly related to the performance of its business.

     - It would allow investors, lenders, and employees to better evaluate the performance and investment characteristics of each business group, enhancing the likelihood that each will achieve appropriate market recognition of its performance.

     If the Split-up Proposal is approved and certain other conditions are satisfied, the Company and its subsidiaries will transfer to Cygnet and subsidiaries of Cygnet certain assets and liabilities (the "Transferred Assets") on the effective date of the Split-up (the "Effective Date"). The Transferred Assets will include (i) the Company's bulk purchase and servicing operations with respect to finance receivables originated by independent used car dealerships ("Third Party Dealers"); (ii) the assets and related liabilities of Cygnet Dealer Finance, Inc., which operates the Cygnet Dealer Program; (iii) substantially all of the Company's rights and certain obligations pursuant to certain transactions with First Merchants Acceptance Corporation ("FMAC"), including the servicing platform and rights and certain other rights and residual interests, and the assumption by Cygnet of certain funding obligations and guarantees of the Company in connection with the FMAC transaction but excluding certain rights and liabilities retained by the Company as described under "Risk Factors -- Risks to the Company Relating to the FMAC Transaction" and in "Management's Discussion and Analysis of Results of Operations and Financial Condition of the Continuing Company Businesses -- Transactions Regarding First Merchants Acceptance Corporation"; and (iv) substantially all of the Company's rights and certain obligations pursuant to certain transactions with Reliance Acceptance Group, Inc. ("Reliance"), described generally under "Risk Factors -- Risks to the Company Relating to the Reliance Transaction" and in "Management's Discussion and Analysis of Results of Operations and Financial Condition of the Continuing Company Businesses -- Reliance Transaction," including the servicing platform and certain servicing and transition servicing arrangements. The Transferred Assets had a net book value of approximately $54.7 million and a net appraised value of approximately $54.9 million as of June 30, 1998. However, it is expected that the book value of the Transferred Assets will increase prior to the transfer contemplated herein as additional contracts are acquired under warehouse purchase facilities, additional advances are made under operating credit lines through the Cygnet Dealer Program, or additional transactions are consummated.

     The Company would retain its used car dealership operations, its securitization program, the servicing rights and its interests in the bankruptcy remote subsidiaries that own residual interests in all securitization transactions previously effected by the Company, and its rent-a-car franchise business (which is generally inactive). The Company would continue to service, through its loan servicing and collection facilities located in Phoenix, Arizona, San Antonio, Texas, Dallas, Texas, and Tampa, Florida, the automobile receivables in its various securitized pools, receivables purchased through its Branch Office network that was closed in the first quarter of 1998 (whether securitized or retained), as well as the receivables serviced pursuant to the transactions effected in September 1997 with Kars. The Company would also retain certain rights and direct obligations relating to the FMAC and Reliance transactions. See "Risk Factors -- Risks to the Company Relating to the FMAC Transaction" and "-- Risks to the Company Relating to the Reliance Transaction." References herein to the "Continuing Company Businesses" shall mean those businesses of the Company that the Company would continue to own and operate if the Split-up is successfully effected and concluded.

     As consideration for the Transferred Assets, on the Effective Date, Cygnet would issue to the Company 40,000 shares of Cumulative Convertible Preferred Stock, Series A, $.001 par value per share (the "Cygnet Preferred Stock"), with an aggregate liquidation preference of $40 million and make a cash or equivalent payment (the "Cash Payment") equal to the difference between the greater of the appraised value or the book value of the Transferred Assets (in each case net of assumed liabilities) (except with respect to intangible assets with a current book value of approximately $955,000 as to which no value has been assigned by the parties) and the $40 million of Cygnet Preferred Stock.

     In addition to issuing the Cygnet Preferred Stock, Cygnet would be further capitalized through a rights offering to stockholders of the Company ("Rights Offering"). Each stockholder of the Company on August 17, 1998, the record date for the Rights Offering, would receive one (1) transferable Right for every four
(4) shares of Company common stock held by him (the "Rights"). Each Right would allow the holder to purchase one (1) share of Cygnet common stock at a subscription price of $7.00 per share (the "Subscription Price"). The Rights would be exercisable for a limited period of 20 days unless extended (the "Offering Period"). Holders of Rights who exercise all of their Rights may subscribe for an additional number of shares of Cygnet common stock at the Subscription Price out of the pool of shares underlying unexercised Rights on the expiration date of the Rights Offering up to the number of shares purchased upon exercise of such holder's Rights. See "Part II. -- Item 5. Other Information."

     The Company has incurred subordinated indebtedness to Verde Investments, Inc. ("Verde"), an affiliate of the Company wholly-owned by Mr. Ernest C. Garcia II, the Company's principal shareholder and Chief Executive Officer. As of July 1, 1998, the balance of such indebtedness was $10 million. The Company intends to utilize a portion of the Cash Payment to repay the Verde indebtedness in full. Alternatively, Verde may deposit the Verde Note or any part thereof with Cygnet in payment of all or any portion of the Subscription Price for exercise of Rights acquired from Mr. Garcia or otherwise, the related Over-Subscription Privilege (defined below), and the Standby Purchase Obligation (defined below). In such case, Cygnet would transfer the Verde Note to the Company for cancellation in lieu of the payment of a portion of the Cash Payment. The Company believes that the terms of the Verde Note are equivalent to those that could have been obtained through arm's length negotiations.

     The Cash Payment, which is expected to range from $10 million to $20 million, will be used (i) first, to repay the $10 million Verde indebtedness, which carries an interest rate of 10% per annum, and (ii) the balance (estimated to be zero to $10 million) will be utilized by the Company to pay down the Company's revolving credit facility with General Electric Capital Corporation, which bears interest at 30-day LIBOR plus 3.15% (8.80% at June 30, 1998).

     The Company is in the process of evaluating a number of transactions and may identify and pursue other transactions ("Interim Transactions") that, if consummated prior to the Split-up, would be assigned to, or concluded by, Cygnet. In addition, Cygnet has recently closed two Interim Transactions. The Company does not believe any of the Interim Transactions recently concluded or currently under consideration are material to its financial condition or results of operations, individually or in the aggregate, or that any of such transactions, would constitute the acquisition of a business for which separate financial statements would be required to be publicly disclosed by The Company. None of the transactions described below requires stockholder approval of the Company, nor are any of such transactions with an affiliate of the Company. The consummation of any of these transactions currently under consideration is subject to a number of contingencies, which may include the negotiation and preparation of definitive agreements, completion of due diligence, and the receipt of required consents from third parties. As a result, there can be no assurance that any of these potential transactions will be completed by the Company.

     To effect any Interim Transactions, Cygnet may borrow money from a third party lender ("Third Party Loans"), or from the Company ("Interim Company Loans"). Third Party Loans made to Cygnet prior to the Effective Date may be guaranteed by the Company, and Cygnet and the Company will seek to have any such guarantee released as of the Effective Date, with Cygnet likely providing a replacement guarantee. Interim Company Loans may become due and payable on the Effective Date. Moreover, on the business day immediately preceding the Effective Date, Cygnet will distribute to the Company all earnings accrued to such date. In addition, Cygnet will pay to the Company on the Effective Date the excess, if any, of the aggregate appraised value of the assets and rights and related liabilities acquired by Cygnet in any Interim Transactions (the "Interim Assets"), as of the Effective Date, over the aggregate book value of the Interim Assets (the "Interim Consideration"). The Company and Cygnet may agree to other terms with respect to how Interim Transactions will be structured or treated if the Company believes that such structure or treatment results in adequate consideration to the Company at the time of the Split-up with respect to the Interim Assets. The purpose for the payment by Cygnet to the Company of the Interim Consideration is to place both parties as close as possible to the economic situation each would confront if the Interim Transactions were effected by the Company rather than Cygnet.

     Interim Transactions recently concluded include the following:

     Servicing Agreement. On July 31, 1998, Cygnet closed a transaction pursuant to which the Company will service a $50 million portfolio of automobile finance receivables owned by a third party. Preliminary terms of the servicing agreement provide that: (i) Cygnet would receive a servicing fee equal to the greater of 3.75% of the outstanding principal balance or $17.50 for each contract in the portfolio that is not a defaulted contract and 63.75% of all net collections and proceeds on defaulted contracts, provided that if the net losses of the portfolio do not exceed 7%, Cygnet would receive an additional servicing fee of .25% on defaulted contracts, (ii) Cygnet would receive all late fees and certain other fees and reimbursable expenses associated with the servicing; and
(iii) the servicing agreement could be terminated without cause upon payment to Cygnet of 3 months of servicing fees. Cygnet would also purchase all assets utilized by the current owner in servicing the portfolio including furniture, fixtures and equipment, for a purchase price of $500,000, and would assume the existing lease of the service facility and all amounts due thereunder from and after the closing date.

     Until the Effective Date of the Split-up, the Company would provide subservicing of the portfolio on the same terms as the proposed servicing agreement, after which the agreement would be assumed by Cygnet.

     Assumption of Servicing Agreements. Cygnet recently closed a transaction pursuant to which the Company will assume the obligations of an existing special servicer of six pools of automobile finance receivables, including four securitized pools. Cygnet would receive a monthly servicing fee equal to the greater of 4% of the outstanding principal balance of each contract or $14.00 per contract. Cygnet would also be paid certain incentive fees, will be reimbursed for certain fees, and will be indemnified by the parent company of the existing special servicer for certain obligations being assumed. During an interim period, which should not exceed 60 days, while certain modifications are being made to the special servicing agreements to be assumed by the Company and certain consents are being obtained, the company will act as special subservicer of the pools on the same terms as outlined above, but will not be responsible for such indemnified obligations. If such modifications are not effected or such consents not obtained, the company can be removed as special subservicer following this interim period. The Company has agreed upon the resignation or removal of the servicer of the pools to assume the obligations of servicer for no additional compensation.

     Cygnet has also agreed to purchase the charged off receivables from five of the pools for a purchase price of $600,000.

     Until the Effective Date of the Split-up, the Company will provide subservicing of these portfolios on the same terms as the servicing and related agreements, after which Cygnet would assume the agreements.

     Transactions under consideration include the following:

     Insurance Agency. The Company is currently evaluating the acquisition of or a management arrangement with an operating insurance agency, which offers insurance-related products and services designed to reduce the risk of loss to holders of portfolios of automobile finance receivables and residential mortgage loans, including banks, savings and loan associations, finance companies, credit unions, securitization participants and automobile dealers, among others. Cygnet anticipates paying approximately $4 million for this business.

     Charge-Offs. The Company is negotiating the purchase of a pool of charged-off automobile finance receivables of approximately $33.3 million (as of February 28, 1998) for a purchase price based upon a formula. If purchased by the Company, the pool would be transferred to Cygnet at the effective date of the Split-up.

     Purchase of Bank Debt. Cygnet has agreed to purchase the interests of a bank in a bank group credit facility. The purchased interest is 18% of the approximately $48 million current outstanding principal balance of the facility (or approximately $8.6 million). The purchase price for the interest equals 90.5% of the principal amount of the interest as of the closing date of the purchase (expected to approximate $7.8 million).

The purchase price will be paid $3 million in cash, with the balance evidenced by a promissory note providing for interest at a fixed rate based on LIBOR plus 150 basis points. This promissory note will be guaranteed by the Company until the occurrence of both (i) the Split-up and (ii) Cygnet having a total shareholders' equity of at least $50 million (which is expected to occur at the time of the Split-up). The credit facility is secured by a pool of receivables and a residual interest in a securitized pool of receivables.

     Loan, Servicing Agreement and Investment. Cygnet is negotiating a transaction in which Cygnet would make a loan to a third party entity ("Borrower") of $2 million (the "Loan") with interest payable at 12% per annum and maturing on October 31, 1998; provided that if, prior to October 31, 1998, Borrower either receives an equity investment from a third party of (i) not less than $10 million or (ii) not less than $5 million and receives a loan of not less than $5 million that is subordinate to the Loan and other existing credit facilities of Borrower, then the maturity date of the Loan will be extended to the second anniversary of the closing date of the Loan. The Loan is expected to be secured by all of Borrower's assets, subject to a senior security interest supporting Borrower's $35 million senior secured credit facility. In consideration for the Loan, Cygnet would receive warrants to purchase up to 5% of Borrower's outstanding common stock as of the closing date exerciseable for three years at an exercise price of $.0l per share. Cygnet would also be granted certain additional investment rights in Borrower and would obtain the right to service a portfolio of receivables for a fee equal to the greater of 4% per annum of the outstanding principal balance of the receivables or $17.50 for each contract in the portfolio, plus all collected late fees and modification fees and reimbursement of costs and expenses. Borrower would have the right to terminate Cygnet as servicer for cause or without cause after the later of (i) six months after commencement of servicing and (iii) payment in full of the Loan upon payment of a termination fee equal to three months servicing fees.

     Until the Effective Date of the Split-up, the Company will provide subservicing of the portfolio on the same terms as the servicing agreement described above after which Cygnet would assume the agreements.

     The following discussion and analysis provides information regarding the Company's consolidated financial position as of June 30, 1998 and December 31, 1997, and its results of operations for the three month periods ended June 30, 1998 and 1997, respectively, and the six month periods ended June 30, 1998 and 1997, respectively.

     Growth in Finance Receivables. Contract receivables serviced increased by 36.0% to $249.4 million on June 30, 1998 (including $217.2 million in contracts serviced under the Company's Securitization Program) from $183.3 million at December 31, 1997 (including $127.4 million in contracts serviced under the Company's Securitization Program).

     The following tables reflect the growth in period end balances measured in terms of the principal amount and the number of contracts arising from continuing operations.

                          TOTAL CONTRACTS OUTSTANDING:
                   (IN THOUSANDS, EXCEPT NUMBER OF CONTRACTS)

                                               JUNE 30, 1998           DECEMBER 31, 1997
                                           ----------------------    ----------------------
                                           PRINCIPAL     NO. OF      PRINCIPAL     NO. OF
                                            AMOUNT      CONTRACTS     AMOUNT      CONTRACTS
                                           ---------    ---------    ---------    ---------
Principal Amount.........................  $249,353      42,899      $183,321      35,762
Less: Portfolios Securitized and Sold....   217,197      38,413       127,356      27,769
                                           --------      ------      --------      ------
Company Total............................  $ 32,156       4,486      $ 55,965       7,993
                                           ========      ======      ========      ======

     In addition to the loan portfolio summarized above, the Company also services loan portfolios totaling approximately $197.3 million ($79.2 million for Kars and $118.1 million from Branch Office originations) as of June 30, 1998 and $267.9 million ($127.3 million for Kars and $140.6 million from Branch Office originations) as of December 31, 1997.

                     TOTAL CONTRACTS ORIGINATED/PURCHASED:
        (IN THOUSANDS, EXCEPT NUMBER OF CONTRACTS AND AVERAGE PRINCIPAL)

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             ------------------    -------------------
                                              1998       1997        1998       1997
                                             -------    -------    --------    -------
Principal Amount...........................  $66,908    $52,034    $136,616    $99,379
Number of Contracts........................    8,518     10,006      17,857     19,069
Average Principal..........................  $ 7,855    $ 5,200    $  7,651    $ 5,212

     Finance Receivable Principal Balances originated/purchased during the three months ended June 30, 1998 increased by 28.6% to $66.9 million from $52.0 million in the three month period ended June 30, 1997. During the three month period ended June 30, 1997, Finance Receivable Principal Balances originated/purchased were affected by the purchase of approximately $24.3 million (6,297 contracts) in finance receivables in conjunction with the EZ Plan acquisition. For the six month period ended June 30, 1998, Finance Receivable Principal Balances originated/purchased increased by 37.5% to $136.6 million from $99.4 million in the six month period ended June 30, 1997. During the six month period ended June 30, 1997, Finance Receivable Principal Balances originated/purchased included the purchase of approximately $55.4 million (13,250 contracts) in finance receivables in conjunction with the Seminole and EZ Plan acquisitions.

RESULTS OF OPERATIONS

  For Three Months Ended June 30, 1998 Compared To Three Months Ended June 30, 1997

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

     Sales of Used Cars. Sales of Used Cars increased by 150.1% to $69.5 million for the three month period ended June 30, 1998 from $27.8 million for the three month period ended June 30, 1997. This growth reflects a significant increase in the number of used car dealerships in operation from 22 dealerships in operation during the three month period ended June 30, 1997 compared to 50 dealerships in operation during the three month period ended June 30, 1998. Units sold increased by 126.8% to 8,631 units in the three month period ended June 30, 1998 from 3,806 units in the three month period ended June 30, 1997. Same store sales increased by 20.6% in the three month period ended June 30, 1998 compared to the three month period ended June 30, 1997. The increase in same store sales was a result of certain stores operating for the entire three months of the quarter ended June 30, 1998 while operating less than the entire three months in the comparable quarter in 1997. Management expects same store sales to remain relatively stable in future periods.

     The average sales price per car increased 10.3% to $8,055 for the three month period ended June 30, 1998 from $7,305 for the three month period ended June 30, 1997.

     Cost of Used Cars Sold and Gross Margin. The Cost of Used Cars Sold increased by 156.1% to $40.9 million for the three month period ended June 30, 1998 from $16.0 million for the three month period ended June 30, 1997. On a per unit basis, the Cost of Used Cars Sold increased by 12.9% to $4,733 for the three month period ended June 30, 1998 from $4,191 for the three month period ended June 30, 1997. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) increased by 141.9% to $28.7 million for the three month period ended June 30, 1998 from $11.9 million for the three month period ended June 30, 1997. As a percentage of sales, the gross margin was 41.2% and 42.6% for the three month periods ended June 30, 1998 and 1997, respectively. On a per unit basis, the gross margin per car sold was $3,322 and $3,114 for the three month periods ended June 30, 1998 and 1997, respectively. The increase in the average cost per unit and for the decline in gross margin percent is primarily the result of an increase in vehicle reconditioning costs from the prior comparable period.

     Provision for Credit Losses. A high percentage of Company Dealership customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off the remaining principal balance due. As a result, the Company recognizes a Provision for Credit Losses in order to establish an Allowance for Credit Losses sufficient to absorb anticipated future losses. The Provision for Credit Losses increased by 194.4% to $14.3 million in the three month period ended June 30, 1998 from $4.8 million for the three month period ended June 30, 1997. On a percentage basis, the Provision for Credit Losses per unit originated at Company Dealerships increased by 25.6% to $1,641 per unit in the three month period ended June 30, 1998 from $1,307 per unit in the three month period ended June 30, 1997. As a percentage of contract balances originated, the Provision for Credit Losses averaged 21.3% and 18.7%, for the three month periods ended June 30, 1998 and 1997, respectively.

     The Company charges its Provision for Credit Losses to current operations and does not recognize any portion of the unearned interest income as a component of its Allowance for Credit Losses. Accordingly, the Company's unearned finance income is comprised of the full annual percentage rate ("APR") on its contracts less amortization of loan origination costs.

     Interest Income. Interest Income consists primarily of interest on finance receivables from Company Dealership sales and income from Residuals in Finance Receivables Sold. Interest Income increased by 12.0% to

$3.6 million for the three month period ended June 30, 1998 from $3.2 million for the three month period ended June 30, 1997. Interest Income was reduced by the sale of finance receivables with remaining principal balances of $217.2 million and $70.5 million as of June 30, 1998 and 1997, respectively, pursuant to the Securitization Program, and will continue to be affected in future periods by additional securitizations. A primary element of the Company's sales strategy is to provide financing to customers with poor credit histories who are unable to obtain automobile financing through traditional sources. The Company financed 96.2% of sales revenue and 98.7% of the used cars sold at Company Dealerships for the three month period ended June 30, 1998, compared to 93.1% of sales revenue and 95.4% of the used cars sold for the three month period ended June 30, 1997. The average amount financed increased to $7,855 for the three month period ended June 30, 1998 from $7,246 for the three month period ended June 30, 1997. The increase in the average amount financed is due primarily to an increase in the average sales price from the comparable period in the prior year. Primarily as a result of its expansion into markets with interest rate limits, the Company's yield on its Company Dealership Receivable portfolio has trended downward. The effective yield on Finance Receivables from Company Dealerships was 25.3% and 26.0%, for the three month periods ended June 30, 1998 and 1997, respectively. The Company's policy is to charge 29.9% per annum on its Company Dealership contracts. However, in those states that impose usury limits, the Company charges the maximum interest rate permitted.

     Gain on Sale of Finance Receivables. Ugly Duckling Receivables Corporation ("UDRC") and Ugly Duckling Receivables Corporation II ("UDRC II"), formerly known as Champion Receivables Corporation ("CRC") and Champion Receivables Corporation II ("CRC II"), respectively, (collectively referred to as "Securitization Subsidiaries"), are the Company's wholly owned special purpose "bankruptcy remote" entities. During the first quarter of 1996, the Company initiated a Securitization Program under which UDRC sold securities backed by contracts to SunAmerica Life Insurance Company ("SunAmerica"). Beginning with the third fiscal quarter of 1997, the Company expanded the Securitization Program to include UDRC II and sales of UDRC II securities through private placement of securities to investors other than SunAmerica. Under the Securitization Program, the Securitization Subsidiaries assign and transfer the contracts to separate trusts ("Trusts") pursuant to Pooling and Servicing Agreements (the "Pooling Agreements"). Pursuant to the Pooling Agreements, Class A Certificates and subordinated Class B Certificates are issued to the Securitization Subsidiaries. The Securitization Subsidiaries then sell the Class A Certificates to the investors. The transferred contracts are serviced by Champion Acceptance Corporation ("CAC"), another subsidiary of the Company. For the Company's securitizations that took place prior to July 1, 1997, the Company's Class A Certificates received ratings from Standard & Poors ranging from "BBB" to "A". To obtain these ratings from Standard & Poors, UDRC was required to provide a credit enhancement by establishing and maintaining a cash spread account for the benefit of the certificate holders. For the securitization transactions that were consummated after July 1, 1997, the Company's Class A Certificates received a "AAA" rating from Standard & Poors, and a "Aaa" rating from Moody's Investors Service. To obtain these ratings, UDRC II (1) obtained an insurance policy from MBIA Insurance Corporation which unconditionally and irrevocably guaranteed full and complete payment of the Class A guaranteed distribution (as defined), and (2) provided a credit enhancement by establishing and maintaining a cash spread account for the benefit of the certificate holders. The Securitization Subsidiaries make an initial cash deposit into the spread account, ranging from 3% to 4% of the initial underlying finance receivables principal balance and pledge this cash to the Trusts. The Securitization Subsidiaries are also required to then make additional deposits to the spread account from the residual cash flow (through the trustees) as necessary to attain and maintain the spread account at a specified percentage, ranging from 6.0% to 8.0%, of the underlying finance receivables principal balance. Distributions are not made to the Securitization Subsidiaries on the Class B Certificates unless the spread account has the required balance, the required periodic payments to the Class A Certificate holders are current, and the trustee, servicer and other administrative costs are current.

     The Company recognizes a Gain on Sale of Loans equal to the difference between the sales proceeds for the finance receivables sold and the Company's recorded investment in the finance receivables sold. The Company's investment in finance receivables consists of the principal balance of the finance receivables, as well as the allowance for credit losses related thereto. Therefore, once the Company securitizes a pool of loans, the Company reduces the allowance for credit losses for the amount of allowance for credit losses related to the loans securitized. The Company allocates the recorded investment in the finance receivables between the portion of the finance receivables sold and the portion retained based on the relative fair values on the date of sale.

     To the extent that actual cash flows on a securitization are below original estimates, and differ materially from the original securitization assumptions and, in the opinion of management, those differences appear to be other than temporary in nature, the Company would be required to revalue the Residuals in Finance Receivables Sold and record a charge to earnings based upon the reduction.

     UDRC made an initial spread account deposit totaling $2.6 million during the three months ended June 30, 1998 in conjunction with a single securitization. Based upon securitizations in effect as of June 30, 1998, the Company's continuing operations were required to maintain an aggregate balance in its spread accounts of $17.5 million, a portion of which may be funded over time. As of June 30, 1998, the Company maintained an aggregate spread account balance of $16.6 million, which satisfied the funding requirement for all of the securitization transactions consummated prior to the three month period ended June 30, 1998. Accordingly, an additional $900,000 related to the securitization consummated during the three month period ended June 30, 1998 will need to be funded from future cash flows. The additional funding requirements will decline as the trustees deposit additional cash flows into the spread account and as the principal balance of the underlying finance receivables declines. In addition to the spread account balance of $16.6 million, the Company had deposited a total of $1.3 million in trust accounts in conjunction with certain other agreements.

     The Company also maintains spread accounts for the securitization transactions that were consummated by the Company's discontinued operations. The Company had satisfied its funding obligation of $5.5 million as of June 30, 1998, with respect to these securitization transactions.

     The assumptions utilized in prior securitizations may not necessarily be the same as those utilized in future securitizations. The Company classifies the residuals as "held-to-maturity" securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115).

     During the three months ended June 30, 1998, the Company securitized an aggregate of $66.0 million in contracts, issuing $47.5 million in Class A securities, and $18.5 million in Class B securities (Residuals in Finance Receivables Sold). During the three months ended June 30, 1997, the Company securitized an aggregate of $32.8 million in contracts issuing $24.7 million in Class A securities and $8.1 million in Class B securities. The Company recorded the carrying value of the Residuals in Finance Receivables sold at $10.8 million and $6.3 million, respectively, for the securitization transactions consummated during the three months ended June 30, 1998. The Company recorded Gain on Sale of Loans of $3.7 million (5.6% of principal sold) and $3.0 million (9.1% of principal sold), net of expenses related to securitization transactions during the three months ended June 30, 1998 and 1997, respectively. The decrease in the gain on sale percentage was due to the utilization of a higher cumulative net loss assumption for the securitization transaction consummated during the three months ended June 30, 1998.

     During the three month period ended June 30, 1998, the Trust issued certificates at a yield of 6.10% resulting in net spread, before net credit losses and after servicing, insurer, and trustee fees, of 17.5%.

     The Company's net earnings may fluctuate from quarter to quarter in the future as a result of the timing and size of its securitizations.

     The Securitization Subsidiaries are the Company's wholly-owned special purpose "bankruptcy remote" entities. Their assets, including assets included in Discontinued Operations, include Residuals in Finance Receivables Sold and Investments Held In Trust, in the amounts of approximately $39.9 million and $22.1 million, respectively, at June 30, 1998, which amounts would not be available to satisfy claims of creditors of the Company on a consolidated basis.

     Servicing Income. Servicing Income for the three months ended June 30, 1998 increased 146.2% to $4.0 million from $1.6 million in the three month period ended June 30, 1998. The Company serviced contracts totaling $446.7 at June 30, 1998 million for monthly fees ranging from .25% to .33% of beginning of period principal balances (3% to 4% annualized). The significant increase was due to the increase in the principal balance of contracts serviced.

     Income before Operating Expenses. As a result of the Company's continued expansion, Income before Operating Expenses grew by 68.0% to $25.8 million for the three month period ended June 30, 1998 from $15.3 million for the three month period ended June 30, 1997. Growth of Sales of Used Cars, Interest Income on the loan portfolios, Servicing Income, and Gain on Sale of Loans were the primary contributors to the increase.

     Operating Expenses. Operating Expenses consist of Selling and Marketing Expenses, General and Administrative Expenses, and Depreciation and Amortization.

     Selling and Marketing Expenses. For the three month periods ended June 30, 1998 and 1997, Selling and Marketing Expenses were comprised almost entirely of advertising costs and commissions relating to Company Dealership operations. Selling and Marketing Expenses increased by 118.5 % to $4.9 million for the three month period ended June 30, 1998 from $2.2 million for the three month period ended June 30, 1997. As a percentage of Sales of Used Cars, these expenses averaged 7.0% for the three month period ended June 30, 1998 and 8.1% for the three month period ended June 30, 1997. On a per unit sold basis, Selling and Marketing Expenses of Company Dealerships decreased slightly to $567 per unit for the three month period ended June 30, 1998 from $589 per unit for the three month period ended June 30, 1997. The Company incurred significantly higher marketing costs in markets it entered in the first half of 1997 in order to establish brand name recognition. The Company did not enter any new markets in the first half of 1998 and, accordingly, incurred a lower marketing cost per unit for the three months ended June 30, 1998.

     General and Administrative Expenses. General and Administrative Expenses increased by 75.3% to $14.8 million for the three month period ended June 30, 1998 from $8.5 million for the three month period ended June 30, 1997. These expenses represented 18.3% and 23.4% of total revenues for three month periods ended June 30, 1998, and 1997, respectively. The increase in General and Administrative Expenses was a result of the overall growth of the Company. The number of used car dealerships increased over the comparable prior year period, loan servicing operations expanded to accommodate the resulting growth in the portfolio serviced, and corporate expenses increased to support the growth in both Company Dealership and loan servicing operations. General and Administrative Expenses also continue to reflect the inefficiencies inherent in utilizing multiple origination and loan servicing systems. The Company is in the process of consolidating operations to one of its current systems. The decrease in General and Administrative Expenses as a percent of total revenues, however, was due primarily to the disproportionate increase in revenues over the incremental costs required to manage the Company as it expands.

     Depreciation and Amortization. Depreciation and Amortization consists of depreciation and amortization on the Company's property and equipment and amortization of the Company's goodwill and trademarks. Depreciation and amortization increased by 59.4% to $1.2 million for the three month period ended June 30, 1998 from $737,000 for the three month period ended June 30, 1997. The increase was due primarily to the increase in amortization of goodwill associated with the Company's recent acquisitions, and increased depreciation expense from the addition of Company Dealerships.

     Interest Expense. Interest expense increased by 96.6% to $517,000 in the three month period ended June 30, 1998 from $263,000 in the three month period ended June 30, 1997. The increase in interest expense over the prior comparable period was due primarily to increased borrowings to support the Company's increasing finance receivable portfolio, property and equipment and inventory.

     Income Taxes. Income taxes totaled $1.8 million and $1.5 million which resulted in an effective rate of 40.5% and 40.9% in the three month periods ended June 30, 1998 and 1997, respectively.

     Earnings from Discontinued Operations. Discontinued operations consist primarily of the Company's Cygnet Dealer Program, the Branch Office network, the Company's bulk purchasing and loan servicing operations, and transactions related to FMAC.

     Earnings from discontinued operations, net of income taxes, decreased to $358,000 for the three months ended June 30, 1998 compared to $2.2 million for the three months ended June 30, 1997. Earnings from discontinued operations were impacted by the $5.0 million securitization gain (before income taxes) recognized on the sale of Branch Office network loans in the three months ended June 30, 1997.

RESULTS OF OPERATIONS

  For Six Months Ended June 30, 1998 Compared To Six Months Ended June 30, 1997

     Sales of Used Cars. Sales of Used Cars increased by 209.7% to $142.5 million for the six month period ended June 30, 1998 from $46.0 million for the six month period ended June 30, 1997. This growth reflected a significant increase in the number of used cars sold. Units sold increased by 187.8% to 18,070 units in the six month period ended June 30, 1998 from 6,278 units in the six month period ended June 30, 1997. Same store sales increased by 18.2% in the six month period ended June 30, 1998 compared to the six month period ended June 30, 1997. The increase in same store sales was a result of certain stores operating for the entire six months of the period ended June 30, 1998 while operating less than the entire six months in the comparable period in 1997. Management expects same store sales to remain relatively stable in future periods.

     The average sales price per car increased to $7,886 for the six month period ended June 30, 1998 from $7,329 for the six month period ended June 30, 1997.

     Cost of Used Cars Sold and Gross Margin. The Cost of Used Cars Sold increased by 213.7% to $81.2 million for the six month period ended June 30, 1998 from $25.9 million for the six month period ended June 30, 1997. On a per unit basis, the Cost of Used Cars Sold increased by 9.0% to $4,494 for the six month period ended June 30, 1998 from $4,124 for the six month period ended June 30, 1997. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) increased by 204.5% to $61.3 million for the six month period ended June 30, 1998 from $20.1 million for the six month period ended June 30, 1997. As a percentage of sales, the gross margin was 43.0% and 43.7% for the six month periods ended June 30, 1998 and 1997, respectively. On a per unit basis, the gross margin per car sold was $3,391 and $3,205 for the six month periods ended June 30, 1998 and 1997, respectively. The increase in the average cost per unit and the decline in gross margin percent and gross margin per car sold were primarily the result of an increase in vehicle reconditioning costs from the prior comparable period.

     Provision for Credit Losses. The Provision for Credit Losses increased by 261.4% to $29.3 million in the six month period ended June 30, 1998 compared to $8.1 million for the six month period ended June 30, 1997. On a percentage basis, the Provision for Credit Losses per unit originated at Company Dealerships increased by 16.4% to $1,641 per unit in the six month period ended June 30, 1998 compared to $1,394 per unit in the six month period ended June 30, 1997. As a percentage of contract balances originated, the Provision for Credit Losses averaged 21.4% and 18.4%, respectively, for the six month periods ended June 30, 1998 and 1997.

     Interest Income. Interest Income consists primarily of interest on finance receivables from Company Dealership sales and income from Residuals and Finance Receivables Sold. Interest Income increased by 58.6% to $7.4 million for the three month period ended June 30, 1998 from $4.7 million for the three month period ended June 30, 1997. Interest Income was reduced by the sale of finance receivables with remaining principal balances of $217.2 million and $70.5 million as of June 30, 1998 and 1997, respectively, pursuant to the Securitization Program, and will continue to be affected in future periods by additional securitizations. The Company financed 95.9% of sales revenue and 98.8% of the used cars sold at Company Dealerships for the six month period ended June 30, 1998, compared to 91.6% of sales revenue and 92.7% of the used cars sold for the six month period ended June 30, 1997. The average amount financed increased to $7,656 for the six month period ended June 30, 1998 from $7,244 for the six month period ended June 30, 1997. The increase in the average amount financed, was primarily due to an increase in the average sales price from the comparable period in the prior year. Primarily as a result of its expansion into markets with interest rate limits, the Company's yield on its Company Dealership Receivable portfolio has trended downward. The effective yield on Finance Receivables from Company Dealerships was 25.7% and 27.9%, for the six month periods ended June 30, 1998 and 1997, respectively. The Company's policy is to charge 29.9% per annum on its Company Dealership contracts. However, in those states that impose usury limits, the Company charges the maximum interest rate permitted.

     Gain on Sale of Finance Receivables. During the six months ended June 30, 1998, the Company securitized an aggregate of $152.6 million in contracts, issuing $110.1 million in Class A securities, and $42.5 million in Class B securities (Residuals in Finance Receivables Sold). During the six months ended June 30, 1997, the Company securitized an aggregate of $48.0 million in contracts issuing $36.3 million in Class A securities and $11.7 million in Class B securities. The Company recorded the carrying value of the Residuals in Finance Receivables sold at $25.5 million and $8.5 million, respectively. The Company recorded Gain on Sale of Loans of $8.3 million (5.4% of principal sold) and $4.1 million (9.0% of principal sold), net of expenses related to securitization transactions during the six months ended June 30, 1998 and 1997, respectively. The decrease in the gain on sale percentage was due to the utilization of a higher cumulative net loss assumption for the 1998 securitization.

     During the six month period ended June 30, 1998, the Trust issued certificates at an average yield of 6.11% resulting in net spread, before net credit losses and after servicing, insurer, and trustee fees, of 17.2%.

     Servicing Income. Servicing Income for the six months ended June 30, 1998 increased 196.8% to $7.9 million from $2.6 million in the six month period ended June 30, 1998. The Company serviced contracts totaling $446.7 at June 30, 1998 million for monthly fees ranging from .25% to .33% of beginning of period principal balances (3% to 4% annualized). The significant increase was due to the increase in the principal balance of contracts serviced.

     Income before Operating Expenses. As a result of the Company's continued expansion, Income before Operating Expenses grew by 128.4% to $55.8 million for the six month period ended June 30, 1998 from $24.4 million for the six month period ended June 30, 1997. Growth of Sales of Used Cars, Interest Income and Servicing Income, and Gain on Sale of Loans were the primary contributors to the increase.

     Operating Expenses. Operating Expenses consist of Selling and Marketing Expenses, General and Administrative Expenses, and Depreciation and Amortization.

     Selling and Marketing Expenses. For the six month periods ended June 30, 1998 and 1997, Selling and Marketing Expenses were comprised almost entirely of advertising costs and commissions relating to Company Dealership operations. Selling and Marketing Expenses increased by 170.9% to $10.2 million for the six month period ended June 30, 1998 from $3.8 million for the six month period ended June 30, 1997. As a percentage of Sales of Used Cars, these expenses averaged 7.2% for the six month period ended June 30, 1998 and 8.2% for the six month period ended June 30, 1997. On a per unit sold basis, Selling and Marketing Expenses of Company Dealerships decreased to $566 per unit for the six month period ended June 30, 1998 from $601 per unit for the six month period ended June 30, 1997. The Company incurred significantly higher marketing costs in markets it entered in the first half of 1997 in order to establish brand name recognition. The Company did not enter any new markets in the first half of 1998 and, accordingly, incurred a lower marketing cost per unit for the six months ended June 30, 1998.

     General and Administrative Expenses. General and Administrative Expenses increased by 123.9% to $31.5 million for the six month period ended June 30, 1998 from $14.1 million for the six month period ended June 30, 1997. These expenses represented 18.9% and 24.1% of total revenues for the six month periods ended June 30, 1998, and 1997, respectively. The increase in General and Administrative Expenses was a result of the overall growth of the Company. The number of used car dealerships increased over the comparable prior year period, loan servicing operations expanded to accommodate the resulting growth in the portfolio serviced, and corporate expenses increased to support the growth in both Company Dealership and loan servicing operations. General and Administrative Expenses also continue to reflect the inefficiencies inherent in utilizing multiple origination and loan servicing systems. The Company is in the process of consolidating operations to one of its current systems. The decrease in General and Administrative Expenses, however, as a percent of total revenues was due primarily to the disproportionate increase in revenues over the incremental costs required to manage the Company as it expands.

     Depreciation and Amortization. Depreciation and Amortization consists of depreciation and amortization on the Company's property and equipment and amortization of the Company's goodwill and trademarks. Depreciation and amortization increased by 83.8% to $2.3 million for the six month period ended June 30, 1998 from $1.3 million for the six month period ended June 30, 1997. The increase was due primarily to the increase in amortization of goodwill associated with the Company's recent acquisitions, and increased depreciation expense from the addition of used car dealerships.

     Interest Expense. Interest expense increased by 164.5% to $1.2 million in the six month period ended June 30, 1998 from $440,000 in the six month period ended June 30, 1997. The increase in interest expense over the prior comparable period was due primarily to increased borrowings to support the Company's increasing finance receivable portfolio, property and equipment and inventory.

     Income Taxes. Income taxes totaled $4.3 million and $2.0 million, which resulted in an effective rate of 40.3% and 40.6% in the six month periods ended June 30, 1998 and 1997, respectively.

     Earnings (Loss) from Discontinued Operations. Discontinued operations consist primarily of the Company's Cygnet Dealer Program, the Branch Office network, the Company's bulk purchasing and loan servicing operations, and transactions related to FMAC.

     The loss from discontinued operations, net of income taxes, totaled $5.3 million for the six months ended June 30, 1998 compared to earnings of $4.7 million for the six months ended June 30, 1997. The loss from discontinued operations for the six months ended June 30, 1998 was comprised of a $487,000 loss from operations, net of income taxes, of discontinued operations and a loss of $4.8 million from the closure of the Branch Offices. Earnings from discontinued operations were significantly impacted by the $8.5 million securitization gain (before income taxes) recognized on the sale of Branch Office network loans in the six months ended June 30, 1997.

ALLOWANCE FOR CREDIT LOSSES

     The Company has established an Allowance for Credit Losses ("Allowance") to cover anticipated credit losses on the contracts currently in its portfolio. The Allowance has been established through the Provision for Credit Losses.

     The following table reflects activity in the Allowance, as well as information regarding charge off activity, for the three and six month periods ended June 30, 1998 and 1997, in thousands.

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                               ------------------    -------------------
                                                 1998      1997        1998       1997
                                               --------   -------    --------   --------
Allowance Activity:
Balance, Beginning of Period.................  $  6,153   $ 9,223    $ 10,356   $  1,625
Provision for Credit Losses..................    14,274     4,848      29,308      8,109
Allowance on Acquired Loans..................        --     6,708          --     15,309
Reduction Attributable to Loans Sold.........   (13,082)   (8,414)    (30,722)   (11,082)
Net Charge Offs..............................    (1,395)   (2,436)     (2,992)    (4,032)
                                               --------   -------    --------   --------
Balance, End of Period.......................  $  5,950   $ 9,929    $  5,950   $  9,929
                                               ========   =======    ========   ========
Allowance as Percent of Period End
  Balances...................................      18.5%     23.3%       18.5%      23.3%
                                               ========   =======    ========   ========
Charge off Activity:
  Principal Balances.........................  $ (2,069)  $(2,954)   $ (4,332)  $ (5,216)
  Recoveries, Net............................       674       518       1,340      1,184
                                               --------   -------    --------   --------
Net Charge Offs..............................  $ (1,395)  $(2,436)   $ (2,992)  $ (4,032)
                                               ========   =======    ========   ========
Net Charge Offs as % of Average Principal
  Outstanding................................      2.97%      4.2%        5.0%      10.4%
                                               ========   =======    ========   ========

     The Allowance on contracts was 18.5% of outstanding principal balances as of June 30, 1998 and December 31, 1997 and 23.3% at June 30, 1997. The Allowance at June 30, 1997 was significantly effected by the Seminole portfolio acquisition in which the Company obtained $9.0 million of discount acquired on a total loan portfolio of $31.1 million, resulting in a significant increase in the Allowance as a percentage of outstanding principal balances.

     The Company's policy is to charge off contracts when they are deemed uncollectible, but in any event at such time as a contract is delinquent for 90 days.

     Recoveries as a percentage of principal balances charged off averaged 32.6% for the three month period ended June 30, 1998 compared to 29.0% for the three month period ended June 30, 1997. Recoveries as a percentage of principal balances charged off for the six month periods ended June 30, 1998 and 1997 averaged 31.0% and 22.7%, respectively.

     Static Pool Analysis. To monitor contract performance the Company implemented "static pool" analysis for contracts originated since January 1, 1993. Static pool analysis is a monitoring methodology by which each month's originations and subsequent charge offs are assigned a unique pool and the pool performance is monitored separately. Improving or deteriorating performance is measured based on cumulative gross and net charge offs as a percentage of original principal balances, based on the number of complete payments made by the customer before charge off. The table below sets forth the cumulative net charge offs as a percentage of original contract cumulative balances, based on the quarter of origination and segmented by the number of payments made prior to charge off. For periods denoted by "x", the pools have not seasoned sufficiently to allow for computation of cumulative losses. For periods denoted by "--", the pools have not yet attained the indicated cumulative age. While the Company monitors its static pools on a monthly basis, for presentation purposes the information in the tables is presented on a quarterly basis.

     Currently reported cumulative losses may also vary from those previously reported due to ongoing collection efforts on charged off accounts and the difference between final proceeds on the liquidation of repossessed collateral versus original accounting estimates. Management believes that such variation will not be material.

     The following table sets forth as of July 31, 1998, the cumulative net charge offs as a percentage of original contract cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customer before charge off. Additionally, set forth is the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI). Such data contains a revision of previously reported data as a result of a recently detected computational error.

         POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S ORIGINAL
                          AGGREGATE PRINCIPAL BALANCE

                                             MONTHLY PAYMENTS COMPLETED BY CUSTOMER BEFORE CHARGE OFF
                                          ---------------------------------------------------------------
                                 ORIG.     0       3       6      12      18      24      TLI    REDUCED
                                -------   ----   -----   -----   -----   -----   -----   -----   --------
1993:
  1st Quarter.................  $ 2,326   6.9%   18.7%   26.5%   31.8%   33.9%   35.1%   35.4%    100.0%
  2nd Quarter.................  $ 2,942   7.2%   18.9%   25.1%   29.4%   31.7%   32.1%   32.4%    100.0%
  3rd Quarter.................  $ 3,455   8.6%   19.5%   23.7%   28.5%   30.7%   31.6%   31.9%    100.0%
  4th Quarter.................  $ 4,261   6.3%   16.1%   21.6%   27.0%   28.9%   29.5%   29.6%    100.0%
1994:
  1st Quarter.................  $ 6,305   3.4%   10.0%   13.4%   17.9%   20.3%   20.9%   21.0%    100.0%
  2nd Quarter.................  $ 5,664   2.8%   10.4%   14.1%   19.6%   21.5%   22.0%   22.1%    100.0%
  3rd Quarter.................  $ 6,130   2.8%    8.1%   12.0%   16.3%   18.2%   19.1%   19.2%    100.0%
  4th Quarter.................  $ 5,490   2.4%    7.6%   11.2%   16.4%   19.3%   20.2%   20.3%    100.0%
1995:
  1st Quarter.................  $ 8,191   1.1%    7.3%   12.2%   17.3%   19.8%   20.7%   20.8%     99.8%
  2nd Quarter.................  $ 9,846   1.7%    7.0%   11.8%   16.3%   19.1%   20.7%   21.0%     99.1%
  3rd Quarter.................  $10,106   1.9%    6.8%   10.8%   17.6%   21.4%   23.0%   23.4%     96.5%
  4th Quarter.................  $ 8,426   1.2%    5.6%   10.7%   17.5%   22.1%   23.7%   23.9%     94.5%
1996:
  1st Quarter.................  $13,635   1.3%    7.5%   13.2%   20.7%   24.7%   26.0%   26.2%     89.6%
  2nd Quarter.................  $13,462   2.2%    9.2%   13.9%   22.8%   26.7%      x    27.9%     83.6%
  3rd Quarter.................  $11,082   1.6%    7.1%   13.1%   21.8%   26.0%     --    26.5%     77.4%
  4th Quarter.................  $10,817   1.6%    8.9%   16.4%   24.8%      x      --    27.9%     71.7%
1997:
  1st Quarter.................  $16,279   2.2%   10.6%   17.6%   24.3%     --      --    25.4%     64.0%
  2nd Quarter.................  $25,875   1.5%   10.0%   16.1%      x      --      --    21.7%     50.9%
  3rd Quarter.................  $32,147   1.3%    8.5%   13.4%     --      --      --    17.0%     37.6%
  4th Quarter.................  $42,529   1.5%    7.1%      x      --      --      --    11.7%     26.8%
1998:
  1st Quarter.................  $69,708   1.0%      x      --      --      --      --     5.7%     14.4%
  2nd Quarter.................  $66,908     x      --      --      --      --      --     0.5%      2.5%

     The following table sets forth the principal balances 31 to 60 days delinquent, and 61 to 90 days delinquent as a percentage of total outstanding Company Dealership contract principal balances.

                                                              RETAINED    SECURITIZED    MANAGED
                                                              --------    -----------    -------
June 30, 1998:
  31 to 60 days.............................................    1.1%          3.6%         3.2%
  61 to 90 days.............................................    2.2%          1.5%         1.6%
December 31,1997:
  31 to 60 days.............................................    2.2%          4.5%         3.6%
  61 to 90 days.............................................    0.6%          2.2%         1.5%

     In accordance with the Company's charge off policy, there are no accounts more than 90 days delinquent as of June 30, 1998 and December 31, 1997.

RESIDUALS IN FINANCE RECEIVABLES SOLD

     Residuals in Finance Receivables Sold represent the Company's retained portion of the securitization assets. The Company utilizes a number of estimates in arriving at the initial valuation of the Residuals in

Finance Receivables Sold, which represent the expected present value of net cash flows into the Trust in excess of those required to pay principal and interest on the Class A certificates. The present value of expected cash flows are a function of a number of items including, but not limited to, charge off rates, repossession recovery rates, portfolio delinquency, prepayment rates, and Trust expenses. Subsequent to the initial recording of the Residuals in Finance Receivables Sold, the carrying value is adjusted for the actual cash flows into the respective Trusts in order to maintain a carrying value which approximates the present value of the expected net cash flows into the Trust in excess of those required to pay all obligations of the respective Trust other than the obligations to the Class B certificates. To the extent that actual cash flows on a securitization are below original estimates, differ materially from the original securitization assumptions, and in the opinion of management, those differences appear to be other than temporary in nature, the Company would be required to revalue the residual portion of the securitization which it retains, and record a charge to earnings based upon the reduction. During the third fiscal quarter of 1997, the Company recorded a $5.7 million charge (approximately $3.4 million, net of income taxes) to continuing operations to write down the Residuals in Finance Receivables Sold. The Company determined a write down in the Residuals in Finance Receivables Sold was necessary due to an increase in net losses in the securitized loan portfolio. The charge which resulted in a reduction in the carrying value of the Company's Residuals in Finance Receivables Sold had the effect of increasing the cumulative net loss at loan origination assumption to approximately 27.5%, for the securitization transactions that took place prior to June 30, 1997 which approximates the assumption used for the securitization transactions consummated during the third quarter of 1997. For the securitizations that were completed during the six month period ended June 30, 1998, net losses were estimated using total expected cumulative net losses at loan origination of approximately 29.0%, adjusted for actual cumulative net losses prior to securitization.

     The remaining allowance for credit losses inherent in the securitization assumptions as a percentage of the remaining principal balances of securitized contracts was approximately 24.1% as of June 30, 1998, compared to 17.9% as of December 31, 1997. There can be no assurance that the charge taken by the Company was sufficient and that the Company will not record additional charges in the future in order to write down the Residuals in Finance Receivables Sold.

     The assumptions utilized in prior securitizations may not necessarily be the same as those utilized in future securitizations. The Company classifies the residuals as "held-to-maturity" securities in accordance with SFAS No. 115.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to support increases in its contract portfolio, expansion of Company Dealerships, the purchase of inventories, the purchase of property and equipment, and for working capital and general corporate purposes. In addition, the Company intends to continue to acquire loans under the Cygnet Dealer Program until the Split-up is complete and pursue other opportunities within the discontinued operations. The Company funds its capital requirements through equity offerings, operating cash flow, the sale of finance receivables, and supplemental borrowings.

     The Company's Net Cash Provided by Operating Activities decreased by 53.5% or $6.5 million to $5.6 million for the six month period ended June 30, 1998 from $12.1 million in the six month period ended June 30, 1997. The decrease was primarily due to the loss from discontinued operations.

     The Net Cash Provided by Investing Activities increased by 110.0% or $34.2 million to $3.1 million in the six months ended June 30, 1998 from $31.1 million Used In Investing Activities in the six months ended June 30, 1997. The increase was a result of the Company receiving cash proceeds of $21.8 million from the sale of property and equipment during the six months ended June 30, 1998. (See the explanation of this transaction below under the caption "Sale -- Leaseback of Real Property.") The Company did not consummate any such transaction during the six months ended June 30, 1997. The Company paid cash totaling $18.1 million for acquired assets during the six months ended June 30, 1997 and $0 in the comparable period in 1998. In addition, the Increase in Net Cash Provided by Investing Activities was effected by an increase in Investments Held in Trust and a decrease in the purchase of Property and Equipment.

     The Company's Net Cash Used In Financing Activities decreased 108.5% or $56.5 million to $4.4 million in the six month period ended June 30, 1998 compared to $52.1 million Net Cash Provided by Financing Activities in the six month period ended June 30, 1997. This decrease was primarily the result of the $88.7 million in proceeds from the Company's sale of common stock in the six month period ended June 30, 1997, and a decrease in the net repayment of notes payable.

     The Company's Net Cash Used in Discontinued Operations decreased by 40.1% or $4.1 million to $6.2 million in the six month period ended June 30, 1998 from $10.4 million in the six month period ended June 30, 1997 due primarily to a decrease in finance receivables originated and retained by the discontinued operations.

     Revolving Facility. The Company maintains a revolving credit facility (the "Revolving Facility") with General Electric Capital Corporation ("GE Capital") that has a maximum commitment of up to $100.0 million. Under the Revolving Facility, the Company may borrow up to 65.0% of the principal balance of eligible contracts originated from the sale of used cars and up to 86.0% of the principal balance of eligible contracts originated by the Branch Offices. However, an amount up to $10 million of the borrowing capacity under the Revolving Facility is not available at any time when the guarantee of the Company to the Contract Purchaser (defined below under "Transactions Regarding First Merchants Acceptance Corporation") is in effect. The Revolving Facility expires in December 1998. The facility is secured by substantially all of the Company's assets. As of June 30, 1998, the Company's borrowing capacity under the Revolving Facility was $58.2 million, the aggregate principal amount outstanding under the Revolving Facility was approximately $41.8 million, and the amount available to be borrowed under the facility was $10.6 million. The Revolving Facility bears interest at the 30-day LIBOR plus 3.15%, payable daily (total rate of 8.80% as of June 30, 1998).

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

     Under the terms of the Revolving Facility, the Company is required to maintain an interest coverage ratio which the Company failed to satisfy during the six month period ended June 30, 1998. This was primarily as a result of the charges taken in the first quarter of 1998 with respect to the closure of the Branch Office network, for which the Company incurred a loss from discontinued operations of $5.6 million (net of income tax benefit of $3.5 million.) GE Capital has waived the covenant violation as of June 30, 1998.

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

     Subordinated Indebtedness and Preferred Stock. Prior to its public offering in June 1996, the Company historically borrowed substantial amounts from Verde Investments Inc. ("Verde"), an affiliate of the Company. The Subordinated Notes Payable balances outstanding to Verde totaled $10.0 million and $12.0 million as of June 30, 1998 and December 31, 1997, respectively. Prior to June 21, 1996, these borrowings accrued interest at an annual rate of 18.0%. Effective June 21, 1996 the annual interest rate on these borrowings was reduced to 10.0%. The Company is required to make monthly payments of interest and annual payments of principal in the amount of $2.0 million. This debt is junior to all of the Company's other indebtedness and the Company may suspend interest and principal payments in the event it is in default on obligations to any other creditors. In July 1997, the Company's Board of Directors approved the prepayment of the $10.0 million in subordinated debt after the earlier of (1) the Company's completion of a debt offering; or (2) at such time as (a) the FMAC transactions (described below under "Transactions with First Merchants Acceptance Corporation") have been completed or the cash requirements for completion of said transaction are known, and (b) the company either has cash in excess of its current needs or has funds available under its financing sources in excess of its current needs. No such prepayment has been made as of the date of filing of this Form 10-Q. Any such prepayment would require the consent of certain lenders to the Company. It is the Company's intent to pay off the $10.0 subordinated Note Payable to Verde at the time the Split-up is effectuated.

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

     As of July 20, 1998, Cygnet secured a subordinated loan of $5 million from a third party lender for a three-year term. On the effective date of the Split-up transaction, Cygnet will be required to issue to the lender warrants to purchase up to 115,000 shares of Cygnet common stock at an exercise price of $8.40 per share, subject to a call feature by Cygnet if the closing price of the Cygnet common stock equals or exceeds $13.44 per share for a period of 20 consecutive trading days. The loan is guaranteed by the Company. Also on the effective date of the Split-up transaction, the Company's guarantee will be released. If the Split-up has not occurred by December 31, 1998, and the loan is not repaid, the Company will be required to issue warrants to purchase 115,000 shares of Company common stock at an exercise price of 120% of the average trading price for the Company common stock for the 20 consecutive trading days prior to the issuance of such warrants, subject to a call feature if the closing price of the Company common stock equals or exceeds 160% of the warrant exercise price for a period of 20 consecutive trading days.

     Additional Financing. On January 28, 1998, the Company executed a $7.0 million note payable which accrued interest at 9.5% per annum. The Company paid this note payable in full on April 1, 1998.

     On February 19, 1998, the Company and certain of its affiliates executed a second short term $30.0 million standby repurchase credit facility. Pursuant to the terms of this facility, the lender agreed to purchase, subject to repurchase rights of the Company and its subsidiaries, certain eligible sub-prime automobile finance receivables originated and or purchased by the Company's affiliates for a purchase price (and corresponding repurchase obligation) of no more than $30.0 million. During the six month period ended June 30, 1998, the lender purchased approximately $30.0 million in contracts pursuant to the facility which accrued interest at a rate of 9.5% per annum. The Company exercised its repurchase obligation on March 24, 1998.

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

     Transactions Regarding First Merchants Acceptance Corporation. The Company was actively involved in the bankruptcy proceedings of First Merchants Acceptance Corporation ("FMAC"). FMAC was in the business of purchasing and securitizing loans made primarily to sub-prime borrowers by various Third Party Dealers. In various transactions relating to the FMAC bankruptcy proceedings, the Company, among other things, (l) purchased the secured claims of certain creditors of FMAC, sold the contracts securing such claims at a profit to a third party purchaser, guaranteed the purchaser a specified return on the contracts and obtained a related guarantee from FMAC secured by, among other things, the stock of certain entities holding residual interests and certain equity certificates in various securitized loan pools of FMAC, and entered into servicing arrangements with respect to such contracts; (2) made debtor-in-possession loans to FMAC, secured as described above, and received interest income therefrom; (3) entered into various servicing agreements with respect to receivables in the securitized pools of FMAC; (4) obtained rights to receive certain payments with respect to distributions on residual interests in such securitized pools and obtained certain interests in charged off receivables in such pools; (5) obtained rights to certain fees; (6) obtained the FMAC servicing platform; and (7) issued certain warrants to purchase Company Common Stock consisting of (a) warrants issued to FMAC's bank group to purchase up to 389,800 shares of the Company's Common Stock at an exercise price of $20.00 per share at any time through February 20, 2000, and subject to a call feature by the Company if the closing market price of the Company's Common Stock equals or exceeds $27.00 per share for a period of five consecutive trading days, and (h) warrants issued to FMAC to purchase 325,000 shares of the Company's Common Stock at any time through April 1, 200l at a price of $20.00 per share, subject to a call feature by the Company if the closing market price of the Company's Common Stock equals or exceeds $28.50 per share for a period of 10 consecutive trading days. The Company also contributed to FMAC all of its shares of FMAC common stock in exchange for the assets constituting FMAC's servicing platform.

     It is the Company's intent to transfer substantially all of the rights and liabilities related to the FMAC transaction (except cash received by the Company prior to the Effective Date) to Cygnet in conjunction with the Split-up. However, the Company will remain liable as to certain liabilities in the FMAC transaction. For additional information concerning the FMAC transaction, and the liabilities that will be retained by the Company with respect thereto following the Split-up, see "Risk Factors -- Risks Relating to the FMAC Transaction." The transactions described above were consummated primarily by the Company's discontinued operations.

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

     Capital Expenditures and Commitments. The Company is pursuing an aggressive growth strategy. In the first six months of 1998, the Company has opened eight new dealerships. Further, the Company currently has 10 dealerships under development. The Company believes that it will expend approximately $1.5 to $1.7 million to construct (excluding inventory) each Company Dealership.

     On July 11, 1997, the Company entered into an agreement, as amended, to provide "debtor in possession" financing to FMAC in an amount up to $21.5 million to be adjusted downward from time to time. As of June 30, 1998, the maximum commitment was reduced to $12.4 million and the outstanding balance on the DIP totaled $9.8 million. The Company expects the maximum commitment to be further reduced to $11.5 million as FMAC receives income tax refunds from various taxing jurisdictions. The FMAC commitment will be transferred to Cygnet in conjunction with the Split-up as described generally under "Risk
Factors -- Risks to the Company Relating to the FMAC Transaction."

     The Company intends to finance these expenditures through operating cash flows and supplemental borrowings, including amounts available under the Revolving Facility and the Securitization Program, if any.

     Sale-Leaseback of Real Property. In March 1998, the Company executed a commitment letter with an investment company for the sale-leaseback of up to $37.0 million in real property. Pursuant to the terms of the agreement, the Company would sell certain real property to the investment company for its original cost and leaseback the properties for an initial term of twenty years. The Company retains certain extension options, and pays monthly rents of approximately one-twelfth of 10.75% of the purchase price plus all occupancy costs and taxes. The agreement calls for annual increases in the monthly rents of not less than 2%. On or about May 14, 1998, the Company completed the first closing of the sales-leaseback transaction. In conjunction with this closing, the Company sold property for approximately $21.8 million. Substantially all of the proceeds from the sale were utilized to pay down the Revolving Facility.

     Common Stock Repurchase Program. In October 1997 the Company's Board of Directors authorized a stock repurchase program by which the Company may acquire up to one million shares of its common stock from time to time on the open market. Under the program, purchases may be made depending on market conditions, share price and other factors. The stock repurchase program will terminate on December 31, 1998, unless extended by the Company's Board of Directors, and may be discontinued at any time. As of the date of filing of this Form 10-Q, the Company had repurchased 28,000 shares of common stock.

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

     Reliance Transaction. In February 1998, the Company entered into servicing and transition servicing arrangements with Reliance Acceptance Group, Inc. ("Reliance"), which company also filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code that same month. It is the Company's intent to transfer all contract rights and liabilities related to, and assets (except cash received by the Company prior to the Effective Date) obtained in, the Reliance transaction to the Company's discontinued operations in conjunction with the Split-up. However, the Company will remain liable as to certain obligations in the Reliance transaction. See "Risk Factors -- Risks Relating to the Reliance Transaction." The following is a general description of the Reliance transaction.

     Pursuant to the servicing agreement entered into between the Company and Reliance (the "Servicing Agreement"), as amended, following the Effective Date, the Company will service certain receivables of Reliance in exchange for (i) a monthly servicing fee of the greater of four percent (4%) per annum of the aggregate outstanding principal balance of all non-defaulted receivables computed monthly on the basis of the declining balance of the receivables portfolio (consisting of Reliance's portfolio of (A) prime receivables and (B) sub-prime receivables), or fifteen dollars ($15.00) per receivable per month plus reimbursement of certain costs and expenses; (ii) $1.3 million in proceeds realized from the sale of a pool of charged off receivables existing as of the Reliance petition date ("Charged-Off Proceeds"); (iii) a total of (A) four percent (4%) of the outstanding principal balance of each receivable (exclusive of defaulted and certain other receivables) sold in any bulk sale to a person other than the Company or an affiliate of the Company, and (B) $3.25 million in net collections, recovery, and sale proceeds from the receivables portfolio and certain other cash receipts of Reliance reduced by any amount previously paid under clause (A) above, following payment of Reliance's primary bank debt and, if applicable, repayment to Reliance of any proceeds of litigation, the Reliance Warrants (as defined below), and equity proceeds used by Reliance to pay its primary bank debt ("Post-Bank Debt Proceeds"); and (iv) following the Company's receipt of the Post-Bank Debt Proceeds, fifteen percent (15%) of the net collections, recovery, and sale proceeds from the receivables portfolio and certain other cash receipts of Reliance (the "Incentive Fee"). Reliance, in consideration for entering into the Servicing Agreement will receive privately issued warrants ("Reliance Warrants") to purchase shares of Common Stock of the Company as follows: fifty thousand (50,000) Reliance Warrants will be granted to Reliance upon the Company's receipt of the Charged-Off Proceeds; up to one hundred thousand (100,000) Reliance Warrants will be granted to Reliance based upon the Company's receipt of up to $3.25 million of Post-Bank Debt Proceeds; and Reliance will be granted an additional seventy-five thousand (75,000) Reliance Warrants for every $1 million actually received by the Company through the Incentive Fee. The Reliance Warrants will have a strike price of twelve dollars and 50/100 ($12.50) for the first one hundred fifty thousand (150,000) Reliance Warrants and a strike price for all other Reliance Warrants of the greater of twelve dollars and 50/100 ($12.50) or one hundred twenty percent (120%) of the market price of the Common Stock on the date of issuance of the Reliance Warrants. The Reliance Warrants will be exercisable as follows: (i) the first 50,000 Reliance Warrants will be exercisable for three years from the Reliance Petition Date and (ii) ail remaining Reliance Warrants will be exercisable for three years from the date of issuance.

     As of the close of business on the effective date of Reliance's plan of reorganization (July 31, 1998), the Company purchased Reliance's furniture, fixtures, and equipment, including computer software and hardware and related licenses for $250,000, payable in twelve equal monthly installments over a period of one year beginning August 15, 1998, and has a period of sixty days to require Reliance to assume and assign to the Company any of the leases or other contracts not previously rejected by Reliance.

     Year 2000. The Company has commenced certain limited reviews and assessments of its computer systems in order to evaluate its exposure to year 2000 issues. The Company has incurred costs and expenses of approximately $25,000 to date in evaluating its year 2000 issues. The Company expects to make modifications or changes to its computer information systems to enable proper processing of transactions relating to the year 2000 and beyond. The Company estimates total costs and expenses to be between $500,000 to $1,000,000 to modify its existing systems and make it year 2000 compliant. The Company considers year 2000 costs and expenses to be material to its operation and financial position. The Company will evaluate appropriate courses of action, including replacement of certain systems whose associated costs would be recorded as assets and subsequently amortized, or modification of its existing systems which costs would be expended as incurred. Resolution of all year 2000 issues is critical to the Company's business. There can be no assurance that the Company will be able to completely resolve all year 2000 issues in a timely fashion or that the ultimate cost to identify and implement solutions to all year 2000 problems will not be material to the Company.

     Seasonality. Historically, the Company has experienced higher revenues in the first two quarters of the year than in the latter half of the year. The Company believes that these results are due to seasonal buying patterns resulting in part from the fact that many of its customers receive income tax refunds during the first half of the year, which are a primary source of down payments on used car purchases.

     Properties. As of June 30, 1998, the Company leased substantially all of its facilities, of which 39 were Branch Office locations that the Company closed in 1998. The Company is continuing to negotiate lease settlements and terminations with respect to its Branch Office network closure. The Company's corporate headquarters is located in approximately 30,000 square feet of leased space in Phoenix, Arizona. Following the Split-up, the Company expects to move to new office space under a lease of similar terms and conditions, at or near the current location.

     Inflation. Increases in inflation generally result in higher interest rates. Higher interest rates on the Company's borrowings would decrease the profitability of the Company's existing portfolio. The Company will seek to limit this risk through its Securitization Program and, to the extent market conditions permit, for contracts originated at Company Dealerships, either by increasing the interest rate charged or the profit margin on the cars sold. To date, inflation has not had a significant impact on the Company's operations.

     Accounting Matters. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which became effective for the Company January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS No. 130 did not have a material impact on the Company.

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

ITEM 2.  CHANGES IN SECURITIES.

     (a) None.

     (b) None.

     (c) During the three months ended March 31, 1998, warrants to purchase 500,000 shares of common stock of the Company at an exercise price of $10.00 per share were issued in a private placement under Section 4(2) of the Securities Act of 1933 to certain lenders in connection with the execution of loan documents with such lenders. For certain stock option grants during the first quarter of 1998, see a description of stock option grants to key officers of the Company. Further, the Company has executed certain agreements with Reliance regarding the issuance of warrants. See a description of these transaction herein under "Management's Discussion and Analysis of Results of Operations and Financial Condition of the Continuing Company Businesses -- Liquidity and Capital Resources". For the three month period beginning April 1, 1998 and ending June 30, 1998, there were no equity securities of the Company sold by it during such period that were not registered under the Securities Act of 1933.

     (d) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     See "Management's Discussion and Analysis of Results of Operations and Financial Condition of the Continuing Company Businesses -- Liquidity and Capital Resources -- Revolving Facility".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     On August 4, 1998, the Company announced that the registration statement filed with the Securities and Exchange Commission ("SEC") by Cygnet, relating to the previously disclosed plan to separate UDC into two publicly traded companies (i.e., the Split-up), was declared effective by the SEC on August 4, 1998. As discussed above in this Form 10-Q, as part of the Split-up, Cygnet would acquire and operate substantially all of the non-dealer finance operations currently conducted by the Company, including its bulk purchasing and certain servicing operations and its third-party dealer financing operations. The Company would retain and continue to operate its "buy here-pay here" dealerships and to service the finance receivables generated by those dealerships. If the Split-up transaction were completed, the Company and Cygnet would be owned, operated and managed as separate public companies. The Cygnet registration statement (File No. 333-57323) provides for a rights offering (the "Rights Offering"), which includes, among other things, (a) the distribution of transferable rights to holders of Company common stock to subscribe for shares of common stock of Cygnet (i.e., the Rights), and (b) the sale of shares of Cygnet common stock upon exercise of these Rights. Pursuant to the Rights Offering, each holder of Company common stock as of August 17, 1998 would receive one Right for every four shares of Company common stock. Each Right would represent the right to subscribe for one share of Cygnet common stock at an exercise price of $7.00. The Rights Offering is expected to commence on or about September 1, 1998, assuming that the Company's stockholders approve the Split-up transaction at the Annual Meeting of Stockholders of the Company scheduled for Monday, August 31, 1998 at 4:00 p.m. in Phoenix. The Split-up transaction, including the transfer of assets from the Company to Cygnet and the issuance of the Rights and Cygnet common stock, is subject to a number of contingencies and incentives. These contingencies and incentives include, without limitation, the approval of the Split-up by the stockholders of the Company, the finalization of appraisals of the assets to be transferred, certain income tax consequences of the Rights Offering and the sale of the transferred assets from the Company to Cygnet, and various other consents and approvals. There can be no assurance that all of the conditions to the Split-up or the Rights Offering will be satisfied or that the Split-up will be effected or the Rights will be issued. See "Part I -- Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition of the Continuing Company Businesses. -- Split-up of the Company."

     The above summary of the Split-up and Rights Offering includes statements that may constitute forward-looking statements, usually containing the words "believe," "estimate," "project," "expects" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this Form 10-Q. Factors that would cause or contribute to such differences include, but are not limited to, factors detailed in the sections and subsections entitled "Risk Factors," "Factors That May Affect Future Results and Financial Condition" and "Factors That May Affect Future Stock Performance" in the Company's most recent reports on Form 10-K and Form 10-Q (including this Form 10-Q), factors detailed in the section "Risk Factors" in the Company's definitive proxy statement dated August 4, 1998, and elsewhere in the Company's Securities and Exchange Commission filings. In addition, the Rights Offering is subject to a number of additional risks and uncertainties, and for a more complete discussion of these matters, see the "Risk Factors" section of the Cygnet prospectus dated August 4, 1998.

     The registration statement relating to the Cygnet securities (Rights and common stock) has been filed with and declared effective by the Securities and Exchange Commission. This discussion of the Split-up and the related Rights Offering shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state. The securities sold in the Rights Offering will be offered only by means of a Cygnet prospectus. Copies of the definitive notice and proxy statement of the Company relating to the Split-up and copies of the prospectus of Cygnet relating to the Rights Offering may be obtained by contacting Steven P. Johnson, General Counsel of the Company, 2525 E. Camelback Road, Phoenix, AZ 85016. A copy of the prospectus is also being distributed to stockholders of the Company with the notice and proxy statement, pursuant to which the Company's stockholders will vote on the Split-up. For more complete information about the Split-up and the related Rights Offering, and their impact on the Company and Cygnet obtain a definitive proxy statement and prospectus as indicated above. Read these documents carefully before you invest or send money.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

    Exhibit 3.1   --   Amended and Restated Certificate of Incorporation of the
                       Registrant (as of May 15, 1997)
    Exhibit 4     --   Certificate of Designation of the Preferred Stock (par value
                       $.001 per share) (filed as part of Exhibit 3.1)
    Exhibit 10.1  --   Letter Agreement for Modification of Terms of Employment
                       between Registrant and Steven A. Tesdahl, dated May 21,
                       1998*
    Exhibit 10.2  --   Amended and Restated Employment Agreement between Registrant and Walter Vonsh, dated May 26, 1998*
    Exhibit 10.3  --   Letter Agreement for Terms of Employment between Cygnet
                       Financial                Corporation and Gregory R.
                       Ciccolini, dated May 14, 1998*
    Exhibit 10.4  --   Letter Agreement for Terms of Employment between Cygnet
                       Financial Corporation and Eric J . Splaver, dated June 12,
                       1998*
    Exhibit 10.5  --   Service Agreement among Reliance Acceptance Corporation,
                       Registrant, BankAmerica Business Credit, Inc. and certain
                       other parties dated as of February 9, 1998
    Exhibit 10.6  --   Agreement of Understanding among Reliance Acceptance Group
                       Inc., Reliance Acceptance Corporation and Registrant, dated as of February 9, 1998
    Exhibit 10.7  --   Purchase and Sale-Leaseback Agreement and Joint Escrow
                       Instructions between Champion Acceptance Corporation, Ugly
                       Duckling Car Sales, Inc., Ugly Duckling Car Sales New
                       Mexico, Inc., Ugly Duckling Car Sales Florida, Inc. and Ugly
                       Duckling Car Sales Texas, L.L.P., date as of May 13, 1998
    Exhibit 11    --   Statement re Computation of Per Share Earnings (see Note 5
                       to Notes to Condensed Consolidated Financial Statements)
    Exhibit 27    --   Financial Data Schedule
    Exhibit 99    --   Cautionary Statement Regarding Forward Looking Statements
                       and Risk Factors

---------------
*  Management contract or compensatory plan, contract or arrangement.

     (b) Reports on Form 8-K.

     During the second quarter 1998, the Company filed two reports on Form 8-K. The first report on Form 8-K, dated June 11, 1998 and filed June 16, 1998, pursuant to Items 5 and 7 (1) reported additional information on the Company's strategic evaluation of its businesses and operations, including additional information on the Split-up of the Company whereby Cygnet would operate all non-dealership operations, and (2) filed as an exhibit to the Form 8-K retroactively restating, in accordance with applicable accounting literature, certain historical consolidated financial statements reflecting the Company's discontinued operations, including, without limitation, the Split-up businesses of the Company. The second report on Form 8-K, dated June 19, 1998 and filed June 25, 1998, pursuant to Item 5 and 7(1) reported the filing of an initial registration statement for Cygnet in connection with the Split-up of the Company and the related Rights Offering, and (2) filed as an exhibit to the Form 8-K, Ugly Duckling Corporation's press release dated June 22, 1998 titled "Ugly Duckling Corporation Split-up: Cygnet Financial Corporation Files Initial Registration Statement to Register Securities for Split-up." After the second quarter 1998, the Company has, thus far, not filed any reports on Form 8-K.

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

Date: August 10, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   3.1    Amended and Restated Certificate of Incorporation of the
          Registrant
   4      Certificate of Designation of the Preferred Stock (par value
          $.001 per share) (filed as part of Exhibit 3.1)
  10.1    Letter Agreement for Modification of Terms of Employment
          between Registrant and Steven A. Tesdahl, dated May 21,
          1998*
  10.2    Amended and Restated Employment Agreement between Registrant and Walter Vonsh, dated May 26, 1998*
  10.3    Letter Agreement for Terms of Employment between Cygnet
          Financial Corporation and Gregory R. Ciccolini, dated May
          14, 1998*
  10.4    Letter Agreement for Terms of Employment between Cygnet
          Financial Corporation and Eric J. Splaver, dated June 12,
          1998*
  10.5    Service Agreement among Reliance Acceptance Corporation,
          Registrant, BankAmerica Business Credit, Inc. and certain
          other parties dated as of February 9, 1998
  10.6    Agreement of Understanding among Reliance Acceptance Group
          Inc., Reliance Acceptance Corporation and Registrant, dated as of February 9, 1998
  10.7    Purchase and Sale-Leaseback Agreement and Joint Escrow
          Instructions between Champion Acceptance Corporation, Ugly
          Duckling Car Sales, Inc., Ugly Duckling Car Sales New
          Mexico, Inc., Ugly Duckling Car Sales Florida, Inc. and Ugly
          Duckling Car Sales Texas, L.L.P., date as of May 13, 1998
  11.0    Statement re Computation of Per Share Earnings (see Note 5
          to Notes to Condensed Consolidated Financial Statement)
  27      Financial Data Schedule
  99      Cautionary Statement Regarding Forward Looking Statements
          and Risk Factors

---------------

* Management contract or compensatory plan, contract or arrangement.