Form 10-Q
period 1998-09-30
UGLY DUCKLING CORP
filed 1998-11-13
CIK 1012704

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 1998

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

                             2525 E. CAMELBACK ROAD,
                                    SUITE 500
                             PHOENIX, ARIZONA 85016
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

    At November 10, 1998 there were 16,069,502 shares of Common Stock, $0.001 par value, outstanding.

    This document serves both as a resource for analysts, shareholders, and other interested persons, and as the quarterly report on Form 10-Q of Ugly Duckling Corporation ("Company") to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

================================================================================

                            UGLY DUCKLING CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                         PART I. -- FINANCIAL STATEMENTS

                                                                                                     PAGE
Item 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets -- September 30, 1998 and December 31, 1997..................    3
Condensed Consolidated Statements of Operations -- Three Months and Nine Months Ended
  September 30, 1998 and September 30, 1997........................................................    4
Condensed Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1998
  and September 30, 1997...........................................................................    5
Notes to Condensed Consolidated Financial Statements...............................................    6
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
        CONDITION OF THE CONTINUING COMPANY BUSINESSES.............................................   11

                          PART II. -- OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS..........................................................................   29
Item 2. CHANGES IN SECURITIES......................................................................   30
Item 3. DEFAULTS UPON SENIOR SECURITIES............................................................   30
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................   30
Item 5. OTHER INFORMATION..........................................................................   31
Item 6. EXHIBITS AND REPORTS ON FORM 8-K...........................................................   31
SIGNATURE..........................................................................................   33
  Exhibit 10.1.....................................................................................
  Exhibit 10.2.....................................................................................
  Exhibit 10.3.....................................................................................
  Exhibit 10.4.....................................................................................
  Exhibit 10.5.....................................................................................
  Exhibit 10.6.....................................................................................
  Exhibit 10.7.....................................................................................
  Exhibit 10.8.....................................................................................
  Exhibit 10.9.....................................................................................
  Exhibit 10.10....................................................................................
  Exhibit 10.11....................................................................................
  Exhibit 27.......................................................................................
  Exhibit 99.......................................................................................

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                1998          1997
                                                              --------      --------
                                                                 (IN THOUSANDS)
                                     ASSETS
Cash and Cash Equivalents................................     $    955      $  3,537
Finance Receivables, Net.................................       60,684        60,778
Investments Held in Trust................................       20,076        11,637
Inventory................................................       36,184        32,372
Property and Equipment, Net..............................       25,681        39,182
Intangible Assets, Net...................................       14,571        16,366
Other Assets.............................................       13,929         9,350
Net Assets of Discontinued Operations....................      106,708       102,411
                                                              --------      --------
                                                              $278,788      $275,633
                                                              ========      ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable.......................................     $  2,199      $  2,867
  Accrued Expenses and Other Liabilities.................       21,839        13,821
  Notes Payable..........................................       48,332        65,171
  Subordinated Notes Payable.............................       25,000        12,000
                                                              --------      --------
     Total Liabilities...................................       97,370        93,859
                                                              --------      --------
Stockholders' Equity:
  Preferred Stock........................................           --            --
  Common Stock...........................................           19            19
  Additional Paid-in Capital.............................      173,266       172,603
  Retained Earnings......................................        8,133         9,152
                                                              --------      --------
     Total Stockholders' Equity..........................      181,418       181,774
                                                              --------      --------
                                                              $278,788      $275,633
                                                              ========      ========

     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                       -----------------------     -----------------------
                                                         1998          1997          1998          1997
                                                       ---------     ---------     ---------     ---------
Sales of Used Cars ................................    $  73,620     $  33,530     $ 216,111     $  79,543
Less:
  Cost of Used Cars Sold ..........................       42,763        20,012       123,976        45,902
  Provision for Credit Losses .....................       15,746         6,084        45,053        14,193
                                                       ---------     ---------     ---------     ---------
                                                          15,111         7,434        47,082        19,448
                                                       ---------     ---------     ---------     ---------

Interest Income ...................................        4,592         3,820        12,031         8,511
Gain on Sale of Finance Receivables ...............        3,820         2,012        12,093         6,155
Servicing Income ..................................        3,973         2,465        11,834         5,114
Other Income ......................................          112         1,017           404         1,964
                                                       ---------     ---------     ---------     ---------
                                                          12,497         9,314        36,362        21,744
                                                       ---------     ---------     ---------     ---------

Income before Operating Expenses ..................       27,608        16,748        83,444        41,192
Operating Expenses:
  Selling and Marketing ...........................        5,242         2,891        15,462         6,663
  General and Administrative ......................       16,889        10,395        48,412        24,469
  Depreciation and Amortization ...................        1,207           862         3,534         2,128
                                                       ---------     ---------     ---------     ---------
                                                          23,338        14,148        67,408        33,260
                                                       ---------     ---------     ---------     ---------

Operating Income ..................................        4,270         2,600        16,036         7,932
Interest Expense ..................................          531           190         1,687           630
                                                       ---------     ---------     ---------     ---------
Earnings before Income Taxes ......................        3,739         2,410        14,349         7,302
Income Taxes ......................................        1,503           979         5,777         2,966
                                                       ---------     ---------     ---------     ---------
Earnings from Continuing Operations ...............        2,236         1,431         8,572         4,336
Discontinued Operations:
Earnings (Loss) from Operations of Discontinued
  Operations, net of income taxes
  (Benefit) of $(432), $(2,117), $(680) and
  $1,052, respectively ............................         (677)       (3,259)       (1,104)        1,409
Loss on Disposal of Discontinued Operations, net
  of income tax benefit of $2,340, and $5,364 .....       (3,660)           --        (8,487)           --
                                                       ---------     ---------     ---------     ---------
Net Earnings (Loss) ...............................    $  (2,101)    $  (1,828)    $  (1,019)    $   5,745
                                                       =========     =========     =========     =========
Earnings per Common Share from
  Continuing Operations:
  Basic ...........................................    $    0.12     $     .08     $    0.46     $    0.25
                                                       =========     =========     =========     =========

  Diluted .........................................    $    0.12     $     .08     $    0.46     $    0.24
                                                       =========     =========     =========     =========
Net Earnings (Loss) per Common Share:
  Basic ...........................................    $   (0.11)    $   (0.10)    $   (0.05)    $    0.33
                                                       =========     =========     =========     =========

  Diluted .........................................    $   (0.11)    $   (0.10)    $   (0.05)    $    0.32
                                                       =========     =========     =========     =========
Shares Used in Computation
  Basic ...........................................       18,560        18,460        18,600        17,620
                                                       =========     =========     =========     =========

  Diluted .........................................       18,800        19,000        18,800        18,200
                                                       =========     =========     =========     =========

     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                       1998          1997
                                                                     ---------     ---------
Cash Flows from Operating Activities:
  Net Earnings (Loss) ...........................................    $  (1,019)    $   5,745
    Adjustments to Reconcile Net Earnings (Loss) to Net Cash
    Provided by (Used) in Operating Activities:
  Earnings (Loss) from Discontinued Operations ..................       (9,591)        1,409
  Provision for Credit Losses ...................................       45,053        14,193
  Gain on Sale of Finance Receivables ...........................      (12,093)       (6,155)
  Decrease (Increase) in Deferred Income Taxes ..................         (675)        1,200
  Depreciation and Amortization .................................        3,534         2,128
  Origination of Finance Receivables ............................     (207,643)     (124,890)
  Proceeds from Sale of Finance Receivables .....................      159,498       120,145
  Collections of Finance Receivables ............................       16,713        23,020
  Increase in Inventory .........................................       (3,812)       (7,687)
  Increase in Other Assets ......................................       (2,595)       (3,448)
  Increase in Accounts Payable, Accrued Expenses, and Other
     Liabilities ................................................        7,483         9,089
  Increase in Income Taxes Receivable/Payable ...................       (1,522)       (3,445)
                                                                     ---------     ---------
     Net Cash Provided by (Used in) Operating Activities ........       (6,669)       31,304
                                                                     ---------     ---------
Cash Flows Provided by (Used in) Investing Activities:
  Increase in Investments Held in Trust .........................       (8,438)       (7,258)
  Net (Increase) Decrease in Notes Receivable ...................           78        (1,629)
  Purchase of Property and Equipment ............................      (17,090)      (14,073)
  Proceeds from disposal of Property and Equipment ..............       27,413            --
  Payment for Acquisition of Assets .............................           --       (35,566)
                                                                     ---------     ---------
     Net Cash Provided by (Used in) Investing Activities ........        1,963       (58,526)
                                                                     ---------     ---------
Cash Flows from Financing Activities:
  Issuance of Notes Payable .....................................       30,000            --
  Repayment of Notes Payable ....................................      (46,839)      (34,508)
  Issuance (Repayment) of Subordinated Notes Payable, Net .......       13,000        (2,000)
  Proceeds from Issuance of Common Stock ........................          303        88,662
  Acquisition of Treasury Stock .................................         (535)           --
  Other, Net ....................................................           --            57
                                                                     ---------     ---------
     Net Cash Provided by (Used in) Financing Activities ........       (4,071)       52,211
                                                                     ---------     ---------
Cash Provided by (Used in) Discontinued Operations ..............        6,195       (39,043)
                                                                     ---------     ---------
Net Decrease in Cash and Cash Equivalents .......................       (2,582)      (14,054)
Cash and Cash Equivalents at Beginning of Period ................        3,537        18,455
                                                                     ---------     ---------
Cash and Cash Equivalents at End of Period ......................    $     955     $   4,401
                                                                     =========     =========
Supplemental Statement of Cash Flows Information:
  Interest Paid .................................................    $   7,697     $   2,816
                                                                     =========     =========

  Income Taxes Paid .............................................    $   1,558     $      15
                                                                     =========     =========

  Assumption of Debt in Connection with Acquisition of Assets ...    $      --     $  29,900
                                                                     =========     =========

  Purchase of Property and Equipment with Capital Leases ........    $      --     $     211
                                                                     =========     =========

     See accompanying notes to Condensed Consolidated Financial Statements.

                            UGLY DUCKLING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Ugly Duckling Corporation ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet as of December 31, 1997 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1997.

NOTE 2. DISCONTINUED OPERATIONS

    In February 1998, the Company announced its intention to close its branch office network (the "Branch Offices") through which the Company purchased retail installment contracts, and exit this line of business in the first quarter of 1998. The closure was substantially complete as of March 31, 1998. The Company is continuing to negotiate lease settlements and terminations with respect to its Branch Office network closure and to service the associated loan portfolio. Further, in April 1998, the Company announced that its Board of Directors had directed management to proceed with separating current dealership operations from the bulk purchasing and third party loan servicing operations and the collateralized dealer finance program, which provides qualified independent used car dealers ("Third Party Dealers") with warehouse purchase facilities and operating credit lines primarily secured by the dealers' retail installment contract portfolio ("Cygnet Dealer Program"). The Company's continuing operations are focusing exclusively on the retail sale of used cars through its chain of dealerships, as well as the collection and servicing of the resulting loans. The continuing operations include the Company's dealerships, loan servicing operations of the related loans, the Securitization Program (defined below in this Form 10-Q under Management's Discussion and Analysis of Results of Operations and Financial Condition of the Continuing Company Businesses - Results of Operations - Gain on Sale of Finance Receivables) and the previously effected dealership securitization transactions, the Company's existing insurance operations related to the dealership operations, and its rent-a-car franchise business (which is generally inactive) (the "Continuing Operations"). In June 1998 the Company formed a new wholly owned subsidiary, Cygnet Financial Corporation ("Cygnet"), to effectuate a split-up (the "Split-up") and operate the non-dealership activities, which include the Cygnet Dealer Program and the bulk purchasing and third party loan servicing operations. As a result of these two announcements, the Company has retroactively restated the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations to reflect the Company's discontinued operations in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events Transactions." A proposal to effect the Split-up through a rights offering (the "Rights Offering") was approved by the stockholders at the annual stockholder's meeting held in August 1998. The Company subsequently issued rights to its stockholders that granted each holder the opportunity to purchase one (1) share of Cygnet common stock, at a subscription rate of $7.00 per share, for every four (4) shares of Company Common Stock held (the "Rights"). Due to a lack of shareholder participation, however, the Rights Offering was canceled in September 1998. Management of the Company is continuing to explore alternatives with regard to separating the operations of Cygnet.

    Included within the Company's discontinued operations (the "Discontinued Operations") is the Cygnet Dealer Program, the bulk purchase and/or servicing of contracts originated by other sub-prime lenders, and the Branch Offices that the Company closed in February 1998. The assets and liabilities related to the Branch Offices, which include Finance Receivables and Residuals in Finance Receivables Sold, will remain with the Company without regard to the separation of Cygnet's operations from the Company.

The components of Net Assets of Discontinued Operations as of September 30, 1998 and December 31, 1997 follow (in thousands):

                                                       SEPTEMBER 30,  DECEMBER 31,
                                                            1998          1997
                                                         ---------     ---------
Branch Office Finance Receivables, net ..............    $  33,884     $  26,780
Branch Office Residuals in Finance
  Receivables Sold ..................................        9,581        16,099
Investments Held in Trust ...........................        4,640         7,277
Notes Receivable and Other Assets -- FMAC ...........       19,105        25,686
Cygnet Dealer Finance Portfolio .....................       37,629        19,438
Furniture and Equipment -- Cygnet ...................        3,205         2,070
Capitalized Start-up Costs ..........................           --         2,453
Other Assets, net of Accounts Payable and
  Accrued Liabilities ...............................       (1,336)        2,608
                                                         ---------     ---------
                                                         $ 106,708     $ 102,411
                                                         =========     =========

    Following is a summary of the operating results of the Discontinued Operations for the periods ended September 30, 1998 and 1997 (in thousands):

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                     -------------------------------------------------------------------------
                                                    1998                                   1997
                                     ----------------------------------     ----------------------------------
                                                   BRANCH                                 BRANCH
                                      CYGNET       OFFICES      TOTAL        CYGNET       OFFICES      TOTAL
                                     --------     --------     --------     --------     --------     --------
Revenues ........................    $ 11,948     $     --     $ 11,948     $  3,338     $   (584)    $  2,754
Expenses ........................      13,057        6,000       19,057        2,705        5,425        8,130
                                     --------     --------     --------     --------     --------     --------
Earnings (Loss) before
  Income Taxes ..................      (1,109)      (6,000)      (7,109)         633       (6,009)      (5,376)
Income (Taxes) Benefit ..........         432        2,340        2,772         (251)       2,368        2,117
                                     --------     --------     --------     --------     --------     --------
Earnings (Loss) from Discontinued
  Operations ....................    $   (677)    $ (3,660)    $ (4,337)    $    382     $ (3,641)    $ (3,259)
                                     ========     ========     ========     ========     ========     ========


                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                     -------------------------------------------------------------------------
                                                    1998                                   1997
                                     ----------------------------------     ----------------------------------
                                                   BRANCH                                 BRANCH
                                      CYGNET       OFFICES      TOTAL        CYGNET       OFFICES      TOTAL
                                     --------     --------     --------     --------     --------     --------
Revenues ........................    $ 24,499     $  3,137     $ 27,636     $  3,475     $ 16,814     $ 20,289
Expenses ........................      25,004       18,267       43,271        4,030       13,798       17,828
                                     --------     --------     --------     --------     --------     --------
Earnings (Loss) before
  Income Taxes ..................        (505)     (15,130)     (15,635)        (555)       3,016        2,461
Income (Taxes) Benefit ..........         189        5,855        6,044          232       (1,284)      (1,052)
                                     --------     --------     --------     --------     --------     --------
Earnings (Loss) from Discontinued
  Operations ....................    $   (316)    $ (9,275)    $ (9,591)    $   (323)    $  1,732     $  1,409
                                     ========     ========     ========     ========     ========     ========

The Loss from Discontinued Operations, net of income taxes, totaled $4.3 million for the three months ended September 30, 1998. The loss incurred during the three months ended September 30, 1998 included a $3.7 million charge, net of income taxes, attributable to higher-than-estimated loan losses and portfolio collection expenses associated with the Branch Office's that were closed in the first quarter of 1998. The loss from the Company's Cygnet Dealer Program and bulk purchasing and loan servicing operations totaled $677,000 for the three months ended September, 30, 1998, which included a charge totaling approximately $1.2 million, net of income taxes, incurred for Cygnet's terminated Rights Offering.

NOTE 3.  SUMMARY OF FINANCE RECEIVABLES PRINCIPAL BALANCES, NET

    Following is a summary of Finance Receivables Principal Balances, Net, as of September 30, 1998 and December 31, 1997 (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1998           1997
                                                        --------       --------
Installment Sales Contract Principal
  Balances .......................................      $30,089       $55,965
Add: Accrued Interest ............................          372           461
  Loan Origination Costs .........................          636         1,431
                                                        -------       -------
Principal Balances, net ..........................       31,097        57,857
Residuals in Finance Receivables Sold ............       35,159        13,277
                                                        -------       -------
                                                         66,256        71,134
Less Allowance for Credit Losses .................       (5,572)      (10,356)
                                                        -------       -------
Finance Receivables, net .........................      $60,684       $60,778
                                                        =======       =======

The Finance Receivables are classified as
  follows:
Finance Receivables Held for Sale ................      $28,000       $52,000
Finance Receivables Held for Investment ..........        3,097         5,857
                                                        -------       -------
                                                        $31,097       $57,857
                                                        =======       =======

    As of September 30, 1998 and December 31, 1997, the Residuals in Finance Receivables Sold were comprised of the following (in thousands):

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                              1998           1997
                                                            ---------      ---------
Retained interest in subordinated securities (B
  Certificates) ........................................    $  63,353      $  25,483
Net interest spreads, less present value discount ......       31,793         10,622
Reduction for estimated discounted credit losses .......      (59,987)       (22,828)
                                                            ---------      ---------
Residuals in Finance Receivables sold ..................    $  35,159      $  13,277
                                                            =========      =========

Securitized principal balances outstanding .............    $ 246,734      $ 127,356
                                                            =========      =========
Estimated discounted credit losses as a % of securitized
  principal balances outstanding .......................         24.3%          17.9%
                                                            =========      =========

    The following table reflects a summary of activity for the Residuals in Finance Receivables Sold for the periods ended September 30, 1998 and 1997, respectively (in thousands).

                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                   -------------------     --------------------
                                     1998       1997         1998         1997
                                   -------     -------     --------     -------
Balance, Beginning of Period ...   $28,417     $12,551     $ 13,277     $ 8,512
Additions ......................    11,182      11,541       35,435      17,734
Amortization ...................    (4,440)     (2,370)     (13,553)     (4,524)
Write Down .....................        --      (5,700)          --      (5,700)
                                   -------     -------     --------     -------
Balance, End of Period .........   $35,159     $16,022     $ 35,159     $16,022
                                   =======     =======     ========     =======

NOTE 4. NOTES PAYABLE

    Following is a summary of Notes Payable as of September 30, 1998 and December 31, 1997 (in thousands):

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                          1998            1997
                                                         -------         -------
Revolving Facility with GE Capital .............         $44,852         $56,950
Mortgage loan with finance company .............           3,386           7,450
Others .........................................              94             771
                                                         -------         -------
                                                         $48,332         $65,171
                                                         =======         =======

NOTE 5. COMMON STOCK EQUIVALENTS

    Net Earnings (Loss) per common share amounts are based on the weighted average number of common shares and Common Stock equivalents outstanding for the periods ended September 30, 1998 and 1997 as follows (in thousands, except for per share amounts):

                                                THREE MONTHS          NINE MONTHS
                                                   ENDED                ENDED
                                                SEPTEMBER 30,        SEPTEMBER 30,
                                             ------------------    ------------------
                                              1998       1997       1998       1997
                                             -------    -------    -------    -------
Earnings from Continuing Operations .....    $ 2,236    $ 1,431    $ 8,572    $ 4,336
                                             =======    =======    =======    =======

Net Earnings (Loss) .....................    $(2,101)   $(1,828)   $(1,019)   $ 5,745
                                             =======    =======    =======    =======

Basic EPS-Weighted Average Shares
  Outstanding ...........................     18,560     18,460     18,600     17,620
                                             =======    =======    =======    =======

Basic Earnings Per Share from:
  Continuing Operations .................    $  0.12    $  0.08    $  0.46    $  0.25
                                             =======    =======    =======    =======


  Net Earnings (Loss) ...................    $ (0.11)   $ (0.10)   $ (0.05)   $  0.33
                                             =======    =======    =======    =======
Basic EPS-Weighted Average Shares
  Outstanding ...........................     18,560     18,460     18,600     17,620
Effect of Diluted Securities:
  Warrants ..............................         29        414         25         66
  Stock Options .........................        211        126        175        514
                                             -------    -------    -------    -------
Dilutive EPS-Weighted Average Shares
  Outstanding ...........................     18,800     19,000     18,800     18,200
                                             =======    =======    =======    =======
Diluted Earnings (Loss) Per Share from:
  Continuing Operations .................    $  0.12    $  0.08    $  0.46    $  0.24
                                             =======    =======    =======    =======

  Net Earnings (Loss) ...................    $ (0.11)   $ (0.10)   $ (0.05)   $  0.32
                                             =======    =======    =======    =======
Warrants Not Included in Diluted EPS
  Since Antidilutive ....................      1,439         --      1,439         --
                                             =======    =======    =======    =======
Stock Options Not Included in Diluted EPS
  Since Antidilutive ....................      1,562        503        716        405
                                             =======    =======    =======    =======

NOTE 6. BUSINESS SEGMENTS

    The Company has three distinct business segments. These consist of retail car sales operations ("Company Dealerships"), operations attributable to the administration and collection of Finance Receivables generated at the Company Dealerships ("Company Dealership Receivables"), and corporate and other operations. These segments exclude the activities of the Discontinued Operations.

    A summary of operating activity by business segment for the periods ended September 30, 1998 and 1997, respectively, follows:

                                                         COMPANY
                                           COMPANY      DEALERSHIP    CORPORATE
                                         DEALERSHIPS   RECEIVABLES    AND OTHER       TOTAL
                                          ---------     ---------     ---------     ---------
                                                             (IN THOUSANDS)
Three months ended September 30, 1998:
Sales of Used Cars ...................    $  73,620     $      --     $      --     $  73,620
Less: Cost of Cars Sold ..............       42,763            --            --        42,763
  Provision for Credit Losses ........       15,709            37            --        15,746
                                          ---------     ---------     ---------     ---------
                                             15,148           (37)           --        15,111
Interest Income ......................           --         4,537            55         4,592
Gain on Sale of Finance Receivables ..           --         3,820            --         3,820
Servicing Income .....................           --         3,973            --         3,973
Other Income (Expense) ...............           70            (1)           43           112
                                          ---------     ---------     ---------     ---------
Income before Operating Expenses .....       15,218        12,292            98        27,608
                                          ---------     ---------     ---------     ---------
Operating Expenses:
  Selling and Marketing ..............        5,242            --            --         5,242
  General and Administrative .........        8,175         4,380         4,334        16,889
  Depreciation and Amortization ......          628           323           256         1,207
                                          ---------     ---------     ---------     ---------
                                             14,045         4,703         4,590        23,338
                                          ---------     ---------     ---------     ---------
Earnings (Loss) before Interest
  Expense ............................    $   1,173     $   7,589     $  (4,492)    $   4,270
                                          =========     =========     =========     =========

Three months ended September 30, 1997:
Sales of Used Cars ...................    $  33,530     $      --     $      --     $  33,530
Less: Cost of Cars Sold ..............       20,012            --            --        20,012
  Provision for Credit Losses ........        6,084            --            --         6,084
                                          ---------     ---------     ---------     ---------
                                              7,434            --            --         7,434
Interest Income ......................           --         3,820            --         3,820
Gain on Sale of Finance Receivables ..           --         2,012            --         2,012

                                                         COMPANY
                                           COMPANY      DEALERSHIP    CORPORATE
                                         DEALERSHIPS   RECEIVABLES    AND OTHER       TOTAL
                                          ---------     ---------     ---------     ---------
                                                             (IN THOUSANDS)
Servicing Income .....................           --         2,465            --         2,465
Other Income .........................          552            --           465         1,017
                                          ---------     ---------     ---------     ---------
Income before Operating Expenses .....        7,986         8,297           465        16,748
                                          ---------     ---------     ---------     ---------
Operating Expenses:
  Selling and Marketing ..............        2,891            --            --         2,891
  General and Administrative .........        4,542         3,369         2,484        10,395
  Depreciation and Amortization ......          426           318           118           862
                                          ---------     ---------     ---------     ---------
                                              7,859         3,687         2,602        14,148
                                          ---------     ---------     ---------     ---------
Earnings (Loss) before Interest
  Expense ...........................     $     127     $   4,610     $  (2,137)    $   2,600
                                          =========     =========     =========     =========

Nine Months ended September 30, 1998:
Sales of Used Cars ...................    $ 216,111     $      --     $      --     $ 216,111
Less: Cost of Cars Sold ..............      123,976            --            --       123,976
  Provision for Credit Losses ........       45,006            47            --        45,053
                                          ---------     ---------     ---------     ---------
                                             47,129           (47)           --        47,082
Interest Income ......................           --        11,860           171        12,031
Gain on Sale of Finance Receivables ..           --        12,093            --        12,093
Servicing Income .....................           --        11,834            --        11,834
Other Income (Expense) ...............          270            (9)          143           404
                                          ---------     ---------     ---------     ---------
Income before Operating Expenses .....       47,399        35,731           314        83,444
                                          ---------     ---------     ---------     ---------
Operating Expenses:
  Selling and Marketing ..............       15,462            --            --        15,462
  General and Administrative .........       24,847        12,914        10,651        48,412
  Depreciation and Amortization ......        1,856           972           706         3,534
                                          ---------     ---------     ---------     ---------
                                             42,165        13,886        11,357        67,408
                                          ---------     ---------     ---------     ---------
Earnings (Loss) before Interest
  Expense ............................    $   5,234     $  21,845     $ (11,043)    $  16,036
                                          =========     =========     =========     =========
Nine Months ended September 30, 1997:
Sales of Used Cars ...................    $  79,543     $      --     $      --     $  79,543
Less: Cost of Cars Sold ..............       45,902            --            --        45,902
  Provision for Credit Losses ........       14,193            --            --        14,193
                                          ---------     ---------     ---------     ---------
                                             19,448            --            --        19,448
Interest Income ......................           --         8,511            --         8,511
Gain on Sale of Finance Receivables ..           --         6,155            --         6,155
Servicing Income .....................           --         5,114            --         5,114
Other Income .........................        1,155            83           726         1,964
                                          ---------     ---------     ---------     ---------
Income before Operating Expenses .....       20,603        19,863           726        41,192
                                          ---------     ---------     ---------     ---------
Operating Expenses:
  Selling and Marketing ..............        6,656            --             7         6,663
  General and Administrative .........       10,824         7,840         5,805        24,469
  Depreciation and Amortization ......          984           785           359         2,128
                                          ---------     ---------     ---------     ---------
                                             18,464         8,625         6,171        33,260
                                          ---------     ---------     ---------     ---------
Earnings (Loss) before Interest
  Expense ............................    $   2,139     $  11,238     $  (5,445)    $   7,932
                                          =========     =========     =========     =========

NOTE 7. USE OF ESTIMATES

    The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

NOTE 8. BANKRUPTCY REMOTE ENTITIES

    Ugly Duckling Receivables Corporation ("UDRC") and Ugly Duckling Receivables Corporation II ("UDRC II"), formerly known as Champion Receivables Corporation ("CRC") and Champion Receivables Corporation II ("CRC II"), respectively, (collectively referred to as "Securitization Subsidiaries"), are the Company's wholly-owned special purpose "bankruptcy remote" entities. Their assets, including assets in Discontinued Operations, are comprised of Residuals in Finance Receivables Sold and Investments Held In Trust, in the amounts of approximately $44.7 million and $23.4 million, respectively, at September 30, 1998, which amounts would not be available to satisfy claims of creditors of the Company on a consolidated basis.

NOTE 9. RECLASSIFICATIONS

    Certain reclassifications have been made to previously reported information to conform to the current presentation.

NOTE 10. SUBSEQUENT EVENT

    Subsequent to September 30, 1998, the Company completed a debt for Common Stock exchange in which the Company acquired approximately 2,463,600 shares of Common Stock in exchange for debentures with a face value of $6.50 per share of stock exchanged. The debentures' aggregate principal amount is approximately $16,013,400 and bear interest at 12% per annum, payable semi-annually with the entire principal balance due at the end of the five-year term (October 23, 2003). The debentures are subordinate to all other Company indebtedness and contain certain call provisions at the option of the Company. See "Management's Discussion of Results of Operations and Financial Condition of the Continuing Company Businesses - Liquidity and Capital Resources - Exchange Offer".


                                     ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                 CONDITION OF THE CONTINUING COMPANY BUSINESSES

    This Quarterly Report on Form 10-Q contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, including plans for a possible separation of the Company's non-dealership operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "intend," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition of the Continuing Company Businesses," describe factors, among others, that could contribute to or cause such differences. Additional risk factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in Exhibit 99 which is attached hereto and incorporated by reference into this Quarterly Report on Form 10-Q.

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

    The Company commenced its used car sales and finance operations with the acquisition of two Company Dealerships in 1992. During 1993, the Company acquired three additional Company Dealerships. In 1994, the Company constructed and opened four new Company Dealerships that were built specifically to meet the Company's new standards of appearance, reconditioning capabilities, size, and location. During 1994, the Company closed one Company Dealership because the facility failed to satisfy these new standards and, at the end of 1995, closed its Gilbert, Arizona dealership. In January 1997, the Company acquired selected assets of a group of companies engaged in the business of selling and financing used motor vehicles, including four dealerships located in the Tampa Bay/St. Petersburg market ("Seminole"). In March 1997, the Company opened its first used car dealership in the Las Vegas market. In April 1997, the Company acquired selected assets of a company in the business of selling and financing used motor vehicles, including seven dealerships located in the San Antonio market ("EZ Plan"). In addition, the Company opened two additional dealerships in the Albuquerque market and one additional dealership in the Phoenix market during the second quarter of 1997. In August 1997, the Company closed a dealership in Prescott, Arizona. In September 1997, the Company acquired selected assets of a company in the business of selling used motor vehicles, including six dealerships in the Los Angeles market, two in the Miami market, two in the Atlanta market and two in the Dallas market ("Kars"). Although the Company did not acquire the loan portfolio of Kars, it did acquire Kars' loan servicing assets and began servicing Kars retained portfolio and portfolios previously securitized by Kars. During the first quarter of 1998, the Company opened one dealership in the Phoenix, Tampa and Dallas markets, respectively. The Company opened one dealership in the Phoenix, Tampa, Dallas, San Antonio, and Atlanta markets, respectively, and closed both of its dealerships in the Miami, Florida market during the second quarter of 1998. During the third quarter of 1998, the Company opened one Company dealership in the Atlanta market and operated 51 and 35 dealerships at September 30, 1998 and 1997, respectively.

    In 1994, the Company acquired Champion Financial Services, Inc., an independent automobile finance company. In April 1995, the Company initiated an aggressive plan to expand the number of contracts purchased from its Third Party Dealer Branch Office network (the "Branch Offices"). The Company operated 83 Branch Offices at December 31, 1997 In February 1998, the Company announced its intention to close its Branch Office network, and exit this line of business in the first quarter of 1998. The Company recorded a pre-tax charge to Discontinued Operations totaling approximately $9.1 million (approximately $5.6 million, net of income taxes) during the first quarter of 1998. In addition, a $6 million charge ($3.6 million net of income taxes) was taken during the third quarter of 1998 due to primarily higher than anticipated loan losses and servicing expenses. The restructuring was substantially complete by the end of the first quarter of 1998 and included the termination of approximately 450 employees, substantially all of whom were employed at the Company's Branch Offices that were in place on the date of the announcement. The Company is continuing to: (1) negotiate lease settlements, sublease arrangements, and terminations with respect to its Branch Office network closure; and (2) service the Branch Office loan portfolio.

SPLIT-UP OF THE COMPANY

    In the third quarter of 1997, the Company announced a strategic evaluation of its third party dealer operations, including the possible sale or spin-off of these operations. In February 1998, the Company announced its intention to close its Branch Offices, and to focus instead on its Cygnet Dealer Program, which offers warehouse purchase facilities and lines of credit to selected independent used car dealers, and the bulk purchase and/or servicing of large contract portfolios. The Company further announced that it was continuing to evaluate alternatives for these remaining third party dealer operations. On April 28, 1998, the Company announced that its Board of Directors had directed management to proceed with separating current operations into two companies and subsequently formed a new wholly owned subsidiary, Cygnet Financial Corporation ("Cygnet"), which would operate the Cygnet Dealer Program and the bulk purchase and third party loan servicing operations. A proposal to Split-up the two companies through a rights offering (the "Rights Offering") was approved by the stockholders at the annual stockholder's meeting held in August 1998. The Company subsequently issued rights to its stockholders of record on August 17, 1998 that allowed the holder to purchase one (1) share of Cygnet common stock, at a subscription rate of $7.00 per share, for every four (4) shares of Company Common Stock held by him (the "Rights"). Due to a lack of stockholder participation, however, Cygnet would not have met the NASDAQ stock exchange listing requirements and the Rights Offering was, therefore, canceled. Management of the Company is continuing to explore alternatives with regard to separating the operations of Cygnet from the Company. Unless otherwise noted, the following discussion relates to Continuing Operations only.

FINANCIAL POSITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information regarding the Company's consolidated financial position as of September 30, 1998 and December 31, 1997, and its results of operations for the three month periods ended September 30, 1998 and 1997, respectively, and the nine month periods ended September 30, 1998 and 1997, respectively.

FINANCIAL POSITION

    Growth in Finance Receivables. Contract receivables serviced increased by 51.0% to $276.8 million on September 30, 1998 (including $246.7 million in contracts serviced under the Company's Securitization Program) from $183.3 million at December 31, 1997 (including $127.4 million in contracts serviced under the Company's Securitization Program).

    The following tables reflect the growth in period end balances measured in terms of the principal amount and the number of contracts arising from Continuing Operations.

                          TOTAL CONTRACTS OUTSTANDING:
                        (PRINCIPAL AMOUNTS IN THOUSANDS)

                                            SEPTEMBER 30, 1998       DECEMBER 31, 1997
                                           --------------------    --------------------
                                          PRINCIPAL     NO. OF     PRINCIPAL    NO. OF
                                            AMOUNT     CONTRACTS    AMOUNT     CONTRACTS
                                           --------    --------    --------    --------
Principal Amount ......................    $276,823      41,456    $183,321      35,762
Less: Portfolios Securitized and Sold..     246,734      37,431     127,356      27,769
                                           --------    --------    --------    --------
Company Total .........................    $ 30,089       4,025    $ 55,965       7,993
                                           ========    ========    ========    ========

    In addition to the loan portfolio summarized above, the Company also services loan portfolios totaling approximately $154.9 million ($61.1 million for Kars and $93.8 million from Branch Office originations) as of September 30, 1998 and $267.9 million ($127.3 million for Kars and $140.6 million from Branch Office originations) as of December 31, 1997.

                      TOTAL CONTRACTS ORIGINATED/PURCHASED:
                        (PRINCIPAL AMOUNTS IN THOUSANDS)

                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                 ---------------------     ---------------------
                                   1998         1997         1998         1997
                                 --------     --------     --------     --------
Principal Amount ...........     $ 71,027     $ 32,147     $207,643     $131,526
Number of Contracts ........        9,058        4,389       26,915       22,246
Average Principal ..........     $  7,841     $  7,324     $  7,715     $  5,912

    Finance Receivable Principal Balances originated/purchased during the three months ended September 30, 1998 increased by 120.9% to $71.0 million from $32.1 million in the three month period ended September 30, 1997. For the nine month period ended September 30, 1998, Finance Receivable Principal Balances originated/purchased increased by 57.9% to $207.6 million from $131.5 million in the nine month period ended September 30, 1997. During the nine month period ended September 30, 1997, Finance Receivable Principal Balances originated/purchased included the purchase of approximately $55.4 million (13,250 contracts) in Finance Receivables in conjunction with the Seminole and EZ Plan acquisitions.

RESULTS OF OPERATIONS

For Three Months Ended September 30, 1998 Compared To Three Months Ended September 30, 1997

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

    Sales of Used Cars. Sales of Used Cars increased by 119.6% to $73.6 million for the three month period ended September 30, 1998 from $33.5 million for the three month period ended September 30, 1997. This growth reflects a significant increase in the number of used car dealerships in operation from 35 dealerships in operation at September 30, 1997 compared to 51 dealerships in operation at September 30, 1998. Units sold increased by 101.8% to 9,128 units in the three month period ended September 30, 1998 from 4,523 units in the three month period ended September 30, 1997. Same store sales increased by 5.6% in the three month period ended September 30, 1998 compared to the three month period ended September 30, 1997. Management expects same store sales to remain relatively stable in future periods.

    The average sales price per car increased 8.8% to $8,065 for the three month period ended September 30, 1998 from $7,413 for the three month period ended September 30, 1997. The increase in the average sales price per unit was primarily the result of the Company charging a higher sales price to compensate for higher vehicle inventory costs, and management's efforts to increase the gross margin realized on a per unit basis.

    Cost of Used Cars Sold and Gross Margin. The Cost of Used Cars Sold increased by 113.7% to $42.8 million for the three month period ended September 30, 1998 from $20.0 million for the three month period ended September 30, 1997. On a per unit basis, the Cost of Used Cars Sold increased by 5.9% to $4,685 for the three month period ended September 30, 1998 from $4,424 for the three month period ended September 30, 1997. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) increased by 128.3% to $30.9 million for the three month period ended September 30, 1998 from $13.5 million for the three month period ended September 30, 1997. As a percentage of sales, the gross margin was 41.9% and 40.3% for the three month periods ended September 30, 1998 and 1997, respectively. On a per unit basis, the gross margin per car sold was $3,380 and $2,988 for the three month periods ended September 30, 1998 and 1997, respectively. The increase in the average cost per unit is primarily the result of an increase in the Company's purchase price for vehicles compared to the prior comparable period.

    Provision for Credit Losses. A high percentage of Company Dealership customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off the remaining principal balance due. As a result, the Company recognizes a Provision for Credit Losses in order to establish an Allowance for Credit Losses sufficient to absorb anticipated future losses. The Provision for Credit Losses increased by 158.8% to $15.7 million in the three month period ended September 30, 1998 from $6.1 million for the three month period ended September 30, 1997. The Provision for Credit Losses per unit originated at Company Dealerships increased by 25.4% to $1,738 per unit in the three month period ended September 30, 1998 from $1,386 per unit in the three month period ended September 30, 1997. As a percentage of contract balances originated, the Provision for Credit Losses averaged 22.2% and 18.9%, for the three month periods ended September 30, 1998 and 1997, respectively. The increase in the provision for credit losses results primarily from the Company charging a higher provision for credit losses on cars sold and financed in states that impose interest rate limitations to compensate for the lower interest rate earned on those loans.

    The Company charges its Provision for Credit Losses to current operations and does not recognize any portion of the unearned interest income as a component of its Allowance for Credit Losses. Accordingly, the Company's unearned finance income is comprised of the full annual percentage rate ("APR") on its contracts less amortization of loan origination costs.

    Interest Income. Interest Income consists primarily of interest on Finance Receivables from Company Dealership sales and income from Residuals in Finance Receivables Sold. Interest Income increased by 20.2% to $4.6 million for the three month period ended September 30, 1998 from $3.8 million for the three month period ended September 30, 1997. Interest Income was reduced by the sale of Finance Receivables with remaining principal balances of $246.7 million and $155.4 million as of September 30, 1998 and 1997, respectively, pursuant to the Securitization Program, and may continue to be affected in future periods by additional securitizations. A primary element of the Company's sales strategy is to provide financing to customers with poor credit histories who are unable to obtain automobile financing through traditional sources. The Company financed 96.5% of sales revenue and 99.2% of the used cars sold at Company Dealerships for the three month period ended September 30, 1998, compared to 95.9% of sales revenue and 97.0% of the used cars sold for the three month period ended September 30, 1997. The average amount financed increased to $7,841 for the three month period ended September 30, 1998 from $7,324 for the three month period ended September 30, 1997. The increase in the average amount financed is due primarily to an increase in the average sales price from the comparable period in the prior year. Primarily as a result of its expansion into markets with interest rate limits, the Company's yield on its Company Dealership Receivable portfolio has trended downward. The effective yield on Finance Receivables from Company Dealerships was 25.8% and 26.0%, for the three month periods ended September 30, 1998 and 1997, respectively. The Company's policy is to charge 29.9% per annum on its Company Dealership contracts. However, in those states that impose usury limits, the Company charges the maximum interest rate permitted.

    Gain on Sale of Finance Receivables. Ugly Duckling Receivables Corporation ("UDRC") and Ugly Duckling Receivables Corporation II ("UDRC II"), formerly known as Champion Receivables Corporation ("CRC") and Champion Receivables Corporation II ("CRC II"), respectively (collectively referred to as "Securitization Subsidiaries"), are the Company's wholly owned special purpose "bankruptcy remote" entities. During the first quarter of 1996, the Company initiated a securitization program under which UDRC sold securities backed by contracts to SunAmerica Life Insurance Company ("SunAmerica"). Beginning with the third fiscal quarter of 1997, the Company expanded the securitization program to include UDRC II and sales of UDRC II securities through private placement of securities to investors other than SunAmerica (the "Securitization Program"). Under the Securitization Program, the Securitization Subsidiaries assign and transfer the contracts to separate trusts ("Trusts") pursuant to Pooling and Servicing Agreements (the "Pooling Agreements"). Pursuant to the Pooling Agreements, Class A Certificates and subordinated Class B Certificates are issued to the Securitization Subsidiaries. The Securitization Subsidiaries then sell the Class A Certificates to the investors and retain the Class B Certificates. The transferred contracts are serviced by Champion Acceptance Corporation ("CAC"), another subsidiary of the Company. For the Company's securitizations that took place prior to July 1, 1997, the Company's Class A Certificates received ratings from Standard & Poors ranging from "BBB" to "A". To obtain these ratings from Standard & Poors, UDRC was required to provide a credit enhancement by establishing and maintaining a cash spread account for the benefit of the certificate holders. For the securitization transactions that were consummated after July 1, 1997, the Company's Class A Certificates received a "AAA" rating from Standard & Poors, and a "Aaa" rating from Moody's Investors Service. To obtain these ratings, UDRC II (1) obtained an insurance policy from MBIA Insurance Corporation which unconditionally and irrevocably guaranteed full and complete payment of the Class A guaranteed distribution (as defined), and (2) provided a credit enhancement by establishing and maintaining a cash spread account for the benefit of the certificate holders. The Securitization Subsidiaries make an initial cash deposit into the spread account, ranging from 3% to 4% of the initial underlying Finance Receivables principal balance and pledge this cash to the Trusts. The Securitization Subsidiaries are also required to then make additional deposits to the spread account from the residual cash flow (through the trustees) as necessary to attain and maintain the spread account at a specified percentage, ranging from 6.0% to 8.0%, of the underlying Finance Receivables principal balance. Distributions are not made to the Securitization Subsidiaries on the Class B Certificates unless the spread account has the required balance, the required periodic payments to the Class A Certificate holders are current, and the trustee, servicer and other administrative costs are current.

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

    UDRC made an initial spread account deposit totaling $2.8 million during the three months ended September 30, 1998 in conjunction with a single securitization. Based upon securitizations in effect as of September 30, 1998, the Company's continuing operations were required to maintain an aggregate balance in its spread accounts of $20.0 million, a portion of which may be funded over time. As of September 30, 1998, the Company maintained an aggregate spread account balance of $18.8 million, which satisfied the funding requirement for all of the securitization transactions consummated prior to the three month period ended September 30, 1998. Accordingly, an additional $1.2 million related to the securitization consummated during the three month period ended September 30, 1998 will need to be funded from future cash flows. The additional funding requirements will decline as the trustee deposits additional cash flows into the spread account and as the principal balance of the underlying Finance Receivables declines. In addition to the spread account balance of $18.8 million at September 30, 1998, the Company had deposited a total of $1.3 million in trust accounts in conjunction with certain other agreements.

    The Company also maintains spread accounts for the securitization transactions that were consummated by the Company's Discontinued Operations. The Company had satisfied its funding obligation of $4.6 million as of September 30, 1998, with respect to these securitization transactions.

    During the three months ended September 30, 1998, the Company securitized an aggregate of $69.9 million in contracts, issuing $51.0 million in Class A securities, and $18.9 million in Class B securities (Residuals in Finance Receivables Sold). During the three months ended September 30, 1997, the Company securitized an aggregate of $103.8 million in contracts issuing $85.1 million in Class A securities and $18.7 million in Class B securities. The Company recorded the carrying value of the Residuals in Finance Receivables sold at $11.2 million and $12.4 million, respectively, for the securitization transactions consummated during the three months ended September 30, 1998 and 1997, respectively. The Company recorded Gain on Sale of Loans of $3.8 million (5.5% of principal sold) and $7.7 million (7.4% of principal sold), net of expenses related to securitization transactions during the three months ended September 30, 1998 and 1997, respectively. The decrease in the gain on sale percentage was due to the utilization of a higher cumulative net loss assumption for the securitization transaction consummated during the three months ended September 30, 1998 (28.6%). The Company recorded a $5.7 million charge (approximately $3.4 million net of income taxes) in the three month period ended September 30, 1997, which resulted in a net Gain on Sale of Finance Receivables of $2.0 million for the quarter ended

September 30, 1997. The charge reduced the carrying value of the Residuals in Finance Receivables Sold and had the effect of increasing the cumulative net loss assumptions to approximately 27.5% for securitizations closed prior to September 30, 1997.

During the three month period ended September 30, 1998, the Trust issued certificates at a yield of 5.6% resulting in net spread, before net credit losses and after servicing, insurer, and trustee fees, of 18.1%. During the three month period ended September 30, 1997, the Trust issued certificates at a yield of 6.3% resulting in net spread, before net credit losses and after servicing, insurer, and trustee fees, of 15.0%.

     The Company's net earnings may fluctuate from quarter to quarter in the future as a result of the timing and size of its securitizations. The Company's securitization transactions have historically been structured to record a gain on sale of the Finance Receivables for accounting purposes. Management is currently evaluating the structure of its securitization transactions and is considering structuring future transactions to recognize the interest income over the life of the contracts for accounting purposes. Historically, gains on sales of Finance Receivables have been material to the Company's reported revenues and net earnings. Altering the structure of such transactions whereby no gain is recognized at the time of a securitization transaction, would have a material effect on the Company's reported revenues and net earnings until such time as the Company were to accumulate Finance Receivables on its balance sheet sufficient to generate interest income (net of interest and other expenses) equivalent to the revenues the Company has historically recognized on its securitization transactions.

    The Securitization Subsidiaries are the Company's wholly-owned special purpose "bankruptcy remote" entities. Their assets, including assets included in Discontinued Operations, include Residuals in Finance Receivables Sold and Investments Held In Trust, in the amounts of approximately $44.7 million and $23.4 million, respectively, at September 30, 1998, which amounts would not be available to satisfy claims of creditors of the Company on a consolidated basis.

     Servicing Income. Servicing Income for the three months ended September 30, 1998 increased 61.2% to $4.0 million from $2.5 million in the three month period ended September 30, 1997. The Company serviced contracts totaling $433.0 million at September 30, 1998 for monthly fees ranging from .25% to .33% of beginning of period principal balances (3% to 4% annualized).

    Income before Operating Expenses. As a result of the Company's continued expansion, Income before Operating Expenses grew by 64.8% to $27.6 million for the three month period ended September 30, 1998 from $16.7 million for the three month period ended September 30, 1997. Growth of Sales of Used Cars, Interest Income, Servicing Income, and Gain on Sale of Loans were the primary contributors to the increase.

    Operating Expenses. Operating Expenses consist of Selling and Marketing Expenses, General and Administrative Expenses, and Depreciation and Amortization.

    Selling and Marketing Expenses. For the three month periods ended September 30, 1998 and 1997, Selling and Marketing Expenses were comprised almost entirely of advertising costs and commissions relating to Company Dealership operations. Selling and Marketing Expenses increased by 81.3% to $5.2 million for the three month period ended September 30, 1998 from $2.9 million for the three month period ended September 30, 1997. As a percentage of Sales of Used Cars, these expenses averaged 7.1% for the three month period ended September 30, 1998 and 8.6% for the three month period ended September 30, 1997. On a per unit sold basis, Selling and Marketing Expenses of Company Dealerships decreased to $574 per unit for the three month period ended September 30, 1998 from $639 per unit for the three month period ended September 30, 1997. The Company incurred significantly higher marketing costs in markets it entered in the third quarter of 1997 in order to establish brand name recognition. The Company did not enter any new markets in the third quarter of 1998 and, accordingly, incurred a lower marketing cost per unit for the three months ended September 30, 1998.

    General and Administrative Expenses. General and Administrative Expenses increased by 62.5% to $16.9 million for the three month period ended September 30, 1998 from $10.4 million for the three month period ended September 30, 1997. These expenses represented 19.6% and 24.3% of total revenues for three month periods ended September 30, 1998 and 1997, respectively. The increase in General and Administrative Expenses was a result of the overall growth of the Company. The number of used car dealerships increased over the comparable prior year period, loan servicing operations expanded to accommodate the resulting growth in the portfolio serviced, and corporate expenses increased to support the growth in both Company Dealership and loan servicing operations. The decrease in General and Administrative Expenses as a percent of total revenues, however, was due primarily to the disproportionate increase in revenues over the incremental costs required to manage the Company as it expands.

    Depreciation and Amortization. Depreciation and Amortization consists of depreciation and amortization on the Company's property and equipment and amortization of the Company's goodwill and trademarks. Depreciation and amortization increased by 40.0% to $1.2 million for the three month period ended September 30, 1998 from $862,000 for the three month period ended September 30, 1997. The increase was due primarily to the increase in amortization of goodwill associated with the Company's 1997 acquisitions, and increased depreciation expense from the addition of Company Dealerships.

    Interest Expense. Interest expense increased by 179.5% to $531,000 in the three month period ended September 30, 1998 from $190,000 in the three month period ended September 30, 1997. The increase in interest expense over the prior comparable period was due primarily to increased borrowings to support the Company's expansion and increasing inventory. Approximately $951,000 and $1.4 million of interest expense was allocated to Discontinued Operations for the three month periods ended September 30, 1998 and 1997, respectively.

    Income Taxes. Income taxes totaled $1.5 million and $979,000 which resulted in an effective rate of 40.2% and 40.6% in the three month periods ended September 30, 1998 and 1997, respectively.

    Loss from Discontinued Operations. Discontinued Operations consist primarily of the Company's Cygnet Dealer Program, the Branch Office network, and the Company's bulk purchasing and loan servicing operations.

    The Loss from Discontinued Operations, net of income taxes, totaled $4.3 million for the three months ended September 30, 1998 compared to $3.3 million for the three months ended September 30, 1997. The loss incurred during the three months ended September 30, 1998 included a $3.7 million charge, net of income taxes, attributable to higher-than-estimated loan losses and portfolio collection expenses associated with the Branch Offices that were closed in the first quarter of 1998. The loss from the Company's Cygnet Dealer Program and bulk purchasing and loan servicing operations totaled $677,000 for the three months ended September, 30, 1998, which included a charge totaling approximately $1.2 million, net of income taxes, incurred for Cygnet's terminated Rights Offering. The $3.3 million loss from Discontinued Operations for the three months ended September 30, 1997 includes a charge of approximately $2.6 million, net of income taxes, resulting from the write down of the Residuals in Finance Receivables Sold from Branch Office securitization transactions.

RESULTS OF OPERATIONS

For Nine Months Ended September 30, 1998 Compared To Nine Months Ended September 30, 1997

     Sales of Used Cars. Sales of Used Cars increased by 171.7% to $216.1 million for the nine month period ended September 30, 1998 from $79.5 million for the nine month period ended September 30, 1997. This growth reflected a significant increase in the number of used cars sold as a result of the increased number of dealerships in operation during the respective periods (51 and 35 dealerships in operation at September 30, 1998 and 1997, respectively). Units sold increased by 151.8% to 27,198 units in the nine month period ended September 30, 1998 from 10,801 units in the nine month period ended September 30, 1997. Same store sales increased by 2.4% in the nine month period ended September 30, 1998 compared to the nine month period ended September 30, 1997. Management expects same store sales to remain relatively stable in future periods.

    The average sales price per car increased 7.9% to $7,946 for the nine month period ended September 30, 1998 from $7,364 for the nine month period ended September 30, 1997. The increase in the average sales price per was primarily the result of the Company charging a higher sales price to compensate for higher vehicle inventory prices, and management's efforts to increase the gross margin realized on a per unit basis.

    Cost of Used Cars Sold and Gross Margin. The Cost of Used Cars Sold increased by 170.1% to $124.0 million for the nine month period ended September 30, 1998 from $45.9 million for the nine month period ended September 30, 1997. On a per unit basis, the Cost of Used Cars Sold increased by 7.3% to $4,558 for the nine month period ended September 30, 1998 from $4,250 for the nine month period ended September 30, 1997. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) increased by 173.9% to $92.1 million for the nine month period ended September 30, 1998 from $33.6 million for the nine month period ended September 30, 1997. As a percentage of sales, the gross margin was 42.6% and 42.3% for the nine month periods ended September 30, 1998 and 1997, respectively. On a per unit basis, the gross margin per car sold was $3,388 and $3,115 for the nine month periods ended September 30, 1998 and 1997, respectively.

    Provision for Credit Losses. The Provision for Credit Losses increased by 217.4% to $45.1 million in the nine month period ended September 30, 1998 compared to $14.2 million for the nine month period ended September 30, 1997. The Provision for Credit Losses per unit originated at Company Dealerships increased by 6.1% to $1,674 per unit in the nine month period ended September 30, 1998 compared to $1,578 per unit in the nine month period ended September 30, 1997. As a percentage of contract balances originated, the Provision for Credit Losses averaged 21.7% and 18.6%, for the nine month periods ended September 30, 1998 and 1997, respectively. The increase in the provision for credit losses results primarily from the Company charging a higher provision for credit losses on cars sold and financed in states that impose interest rate limitations to compensate for the lower interest rate earned on those loans.

    Interest Income. Interest Income increased by 41.4% to $12.0 million for the nine month period ended September 30, 1998 from $8.5 million for the nine month period ended September 30, 1997. Interest Income was reduced by the sale of Finance Receivables with remaining principal balances of $246.7 million and $155.4 million as of September 30, 1998 and 1997, respectively, pursuant to the Securitization Program, and may continue to be affected in future periods by additional securitizations. The Company financed 96.1% of sales revenue and 99.0% of the used cars sold at Company Dealerships for the nine month period ended September 30, 1998, compared to 95.7% of sales revenue and 94.5% of the used cars sold for the nine month period ended September 30, 1997. The average amount financed increased to $7,715 for the nine month period ended September 30, 1998 from $7,457 for the nine month period ended September 30, 1997. The increase in the average amount financed was primarily due to an increase in the average sales price from the comparable period in the prior year. Primarily as a result of its expansion into markets with interest rate limits, the Company's yield on its Company Dealership Receivable portfolio has trended downward. The effective yield on Finance Receivables from Company Dealerships was 25.2% and 27.7%, for the nine month periods ended September 30, 1998 and 1997, respectively. The Company's policy is to charge 29.9% per annum on its Company Dealership contracts. However, in those states that impose usury limits, the Company charges the maximum interest rate permitted.

    Gain on Sale of Finance Receivables. During the nine months ended September 30, 1998, the Company securitized an aggregate of $222.8 million in contracts, issuing $161.1 million in Class A securities, and $61.7 million in Class B securities (Residuals in Finance Receivables Sold). During the nine months ended September 30, 1997, the Company securitized an aggregate of $151.7 million in contracts issuing $121.4 million in Class A securities and $30.3 million in Class B securities. The Company recorded the carrying value of the Residuals in Finance Receivables sold at $36.5 million and $20.1 million in the nine months ended September

30, 1998 and 1997, respectively. The Company recorded Gain on Sale of Loans of $12.1 million (5.4% of principal sold) and $11.9 million (8.6% of principal sold), before considering the $5.7 million write down of the Residuals in Finance Receivables Sold taken in the nine months ended September 30, 1997, net of expenses related to securitization transactions during the nine months ended September 30, 1998 and 1997, respectively. The decrease in the gain on sale percentage was due to the utilization of a higher cumulative net loss assumption for the 1998 securitizations.

    During the nine month period ended September 30, 1998, the Trusts issued certificates at an average yield of 5.93% resulting in net spread, before net credit losses and after servicing, insurer, and trustee fees, of 17.5%. During the nine month period ended September 30, 1997, the Trusts issued certificates at an average yield of 6.67% resulting in net spread, before net credit losses and after servicing, insurer, and trustee fees, of 15.3%.

    Servicing Income. Servicing Income for the nine months ended September 30, 1998 increased 131.4% to $11.8 million from $5.1 million in the nine month period ended September 30, 1998. The Company serviced contracts totaling $433.0 and $432.7 million at September 30, 1998 and September 30, 1997, respectively, for monthly fees ranging from .25% to .33% of beginning of period principal balances (3% to 4% annualized).

    Income before Operating Expenses. As a result of the Company's continued expansion, Income before Operating Expenses grew by 102.6% to $83.4 million for the nine month period ended September 30, 1998 from $41.2 million for the nine month period ended September 30, 1997. Growth of Sales of Used Cars, Interest Income, Servicing Income, and Gain on Sale of Loans were the primary contributors to the increase.

    Operating Expenses. Operating Expenses consist of Selling and Marketing Expenses, General and Administrative Expenses, and Depreciation and Amortization.

    Selling and Marketing Expenses. For the nine month periods ended September 30, 1998 and 1997, Selling and Marketing Expenses were comprised almost entirely of advertising costs and commissions relating to Company Dealership operations. Selling and Marketing Expenses increased by 132.1% to $15.5 million for the nine month period ended September 30, 1998 from $6.7 million for the nine month period ended September 30, 1997. As a percentage of Sales of Used Cars, these expenses averaged 7.2% for the nine month period ended September 30, 1998 and 8.4% for the nine month period ended September 30, 1997. On a per unit sold basis, Selling and Marketing Expenses of Company Dealerships decreased to $568 per unit for the nine month period ended September 30, 1998 from $617 per unit for the nine month period ended September 30, 1997. The Company incurred significantly higher marketing costs in markets it entered in the first three quarters of 1997 in order to establish brand name recognition. The Company did not enter any new markets in the first three quarters of 1998 and, accordingly, incurred a lower marketing cost per unit for the nine months ended September 30, 1998.

    General and Administrative Expenses. General and Administrative Expenses increased by 97.9% to $48.4 million for the nine month period ended September 30, 1998 from $24.5 million for the nine month period ended September 30, 1997. These expenses represented 19.2% and 24.2% of total revenues for the nine month periods ended September 30, 1998, and 1997, respectively. The increase in General and Administrative Expenses was a result of the overall growth of the Company. The number of used car dealerships increased over the comparable prior year period, loan servicing operations expanded to accommodate the resulting growth in the portfolio serviced, and corporate expenses increased to support the growth in both Company Dealership and loan servicing operations. The decrease in General and Administrative Expenses, however, as a percent of total revenues was due primarily to the disproportionate increase in revenues over the incremental costs required to manage the Company as it expands.

    Depreciation and Amortization. Depreciation and Amortization consists of depreciation and amortization on the Company's property and equipment and amortization of the Company's goodwill and trademarks. Depreciation and amortization increased by 66.1% to $3.5 million for the nine month period ended September 30, 1998 from $2.1 million for the nine month period ended September 30, 1997. The increase was due primarily to the increase in amortization of goodwill associated with the Company's 1997 acquisitions, and increased depreciation expense from the addition of used car dealerships.

    Interest Expense. Interest expense increased by 167.8% to $1.7 million in the nine month period ended September 30, 1998 from $630,000 in the nine month period ended September 30, 1997. The increase in interest expense over the prior comparable period was due primarily to increased borrowings to support the Company's increasing finance receivable portfolio, property and equipment and inventory. Approximately $2.7 million and $2.3 million of interest expense was allocated to Discontinued Operations for the nine month periods ended September 30, 1998 and 1997, respectively.


    Income Taxes. Income taxes totaled $5.8 million and $3.0 million, which resulted in an effective rate of 40.3% and 40.6% in the nine month periods ended September 30, 1998 and 1997, respectively.

    Earnings (Loss) from Discontinued Operations. The loss from Discontinued Operations, net of income taxes, totaled $9.6 million for the nine months ended September 30, 1998 compared to earnings of $1.4 million for the nine months ended September 30, 1997. The loss from Discontinued Operations for the nine months ended September 30, 1998 was comprised of a $1.1 million loss from operations of Discontinued Operations, net of income taxes, and a loss of $8.5 million from the Branch Offices. Earnings from Discontinued Operations were significantly impacted by the $8.5 million securitization gain (before income taxes) recognized on the sale of Branch Office network loans offset by the $2.6 million charge, net of income taxes, related to the Residuals in Finance Receivables Sold included in Discontinued Operations in the nine month period ended September 30, 1997. Discontinued Operations consist primarily of the Company's Cygnet Dealer Program, the Branch Office network, and the Company's bulk purchasing and loan servicing operations.



ALLOWANCE FOR CREDIT LOSSES

    The Company has established an Allowance for Credit Losses ("Allowance") to cover anticipated credit losses on the contracts currently in its portfolio. The Allowance has been established through the Provision for Credit Losses.

    The following table reflects activity in the Allowance, as well as information regarding charge off activity, for the three and nine month periods ended September 30, 1998 and 1997, in thousands.

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                           ----------------------      ----------------------
                                             1998          1997          1998          1997
                                           --------      --------      --------      --------
Allowance Activity:
Balance, Beginning of Period ..........    $  5,950      $  9,929      $ 10,356      $  1,625
Provision for Credit Losses ...........      15,746         6,084        45,053        14,193
Allowance on Acquired Loans ...........          --            --            --        15,309
Reduction Attributable to Loans Sold ..     (14,068)      (10,325)      (44,785)      (21,407)
Net Charge Offs .......................      (2,056)       (2,379)       (5,052)       (6,411)
                                           --------      --------      --------      --------
Balance, End of Period ................    $  5,572      $  3,309      $  5,572      $  3,309
                                           ========      ========      ========      ========
Allowance as Percent of Period End
  Balances ............................        18.5%         20.0%         18.5%         20.0%
                                           ========      ========      ========      ========
Charge off Activity:
  Principal Balances ..................    $ (2,665)     $ (3,139)     $ (7,001)     $ (8,355)
  Recoveries, Net .....................        670           760         1,949         1,944
                                           --------      --------      --------      --------
Net Charge Offs .......................    $ (2,056)     $ (2,379)     $ (5,052)     $ (6,411)
                                           ========      ========      ========      ========

    The Allowance on contracts was 18.5% of outstanding principal balances as of September 30, 1998 and December 31, 1997 and 20.0% at September 30, 1997.

    The Company's policy is to charge off contracts when they are deemed uncollectible, but in any event at such time as a contract is delinquent for 90 days.

    Recoveries as a percentage of principal balances charged off averaged 25.1% for the three month period ended September 30, 1998 compared to 24.2% for the three month period ended September 30, 1997. Recoveries as a percentage of principal balances charged off for the nine month periods ended September 30, 1998 and 1997 averaged 27.8% and 23.3%, respectively.

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

    The following table sets forth as of October 31, 1998, the cumulative net charge offs as a percentage of original contract cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customers before charge off. Additionally, set forth is the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).

          POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S ORIGINAL
                           AGGREGATE PRINCIPAL BALANCE

                                     MONTHLY PAYMENTS COMPLETED BY CUSTOMER BEFORE CHARGE OFF
                                -------------------------------------------------------------------
                      ORIG.      0        3        6       12       18       24      TLI     REDUCED
                     -------    ---     ----     ----     ----     ----     ----     ----     -----
1993:
  1st Quarter.....   $ 2,326    6.9%    18.7%    26.5%    31.8%    33.9%    35.1%    35.4%    100.0%
  2nd Quarter.....   $ 2,942    7.2%    18.9%    25.1%    29.4%    31.7%    32.1%    32.4%    100.0%
  3rd Quarter.....   $ 3,455    8.6%    19.5%    23.7%    28.5%    30.7%    31.6%    31.9%    100.0%
  4th Quarter.....   $ 4,261    6.3%    16.1%    21.6%    27.0%    28.9%    29.5%    29.6%    100.0%
1994:
  1st Quarter.....   $ 6,305    3.4%    10.0%    13.4%    17.9%    20.3%    20.9%    21.0%    100.0%
  2nd Quarter.....   $ 5,664    2.8%    10.4%    14.1%    19.6%    21.5%    22.0%    22.1%    100.0%
  3rd Quarter.....   $ 6,130    2.8%     8.1%    12.0%    16.3%    18.2%    19.1%    19.2%    100.0%
  4th Quarter.....   $ 5,490    2.4%     7.6%    11.2%    16.4%    19.3%    20.2%    20.3%    100.0%
1995:
  1st Quarter.....   $ 8,191    1.1%     7.3%    12.2%    17.3%    19.8%    20.7%    20.8%     99.8%
  2nd Quarter.....   $ 9,846    1.7%     7.0%    11.8%    16.3%    19.1%    20.7%    21.0%     99.1%
  3rd Quarter.....   $10,106    1.9%     6.8%    10.8%    17.6%    21.4%    23.0%    23.4%     96.5%
  4th Quarter.....   $ 8,426    1.2%     5.6%    10.7%    17.5%    22.1%    23.7%    23.9%     94.5%
1996:
  1st Quarter.....   $13,635    1.3%     7.5%    13.2%    20.7%    24.7%    26.0%    26.2%     89.6%
  2nd Quarter.....   $13,462    2.2%     9.2%    13.9%    22.8%    26.7%    28.1%    27.9%     88.4%
  3rd Quarter.....   $11,082    1.6%     7.1%    13.1%    21.8%    26.0%    27.6%    27.6%     83.1%
  4th Quarter.....   $10,817    0.7%     8.6%    16.2%    25.2%    29.6%    29.8%    29.8%     78.9%
1997:
  1st Quarter.....   $16,279    2.1%    10.4%    17.4%    24.0%    28.3%    28.3%    28.4%     71.7%
  2nd Quarter.....   $25,875    1.5%     9.9%    15.9%    22.9%    24.4%       x     24.4%     59.9%
  3rd Quarter.....   $32,147    1.2%     8.3%    13.2%    20.5%       x       --     20.6%     49.3%
  4th Quarter.....   $42,529    1.5%     7.1%    13.1%       x       --       --     16.0%     39.6%
1998:
  1st Quarter.....   $69,708    1.0%     7.4%       x       --       --       --     10.3%     28.9%
  2nd Quarter.....   $66,908    1.2%       x       --       --       --       --      4.4%     11.9%
  3rd Quarter.....   $71,027      x       --       --       --       --       --      0.2%     11.4%

    The following table sets forth the principal balances 31 to 60 days delinquent, and 61 to 90 days delinquent as a percentage of total outstanding Company Dealership contract principal balances.

                                            RETAINED    SECURITIZED     MANAGED
                                            --------    -----------     -------
September 30, 1998:
  31 to 60 days ......................        0.8%          5.0%          4.5%
  61 to 90 days ......................        2.5%          2.4%          2.4%
December 31,1997:
  31 to 60 days ......................        2.2%          4.5%          3.6%
  61 to 90 days ......................        0.6%          2.2%          1.5%

    In accordance with the Company's charge off policy, there are no accounts more than 90 days delinquent as of September 30, 1998 and December 31, 1997.

RESIDUALS IN FINANCE RECEIVABLES SOLD

    Residuals in Finance Receivables Sold represent the Company's retained portion of the securitization assets. The Company utilizes a number of estimates in arriving at the initial valuation of the Residuals in Finance Receivables Sold, which represent the expected present value of net cash flows into the Trust in excess of those required to pay principal and interest on the Class A certificates. The present value of expected cash flows are a function of a number of items including, but not limited to, charge off rates, repossession recovery rates, portfolio delinquency, prepayment rates, and Trust expenses. Subsequent to the initial recording of the Residuals in Finance Receivables Sold, the carrying value is adjusted for the actual cash flows into the respective Trusts in order to maintain a carrying value which approximates the present value of the expected net cash flows into the Trust in excess of those required to pay all obligations of the respective Trust other than the obligations to the Class B certificates. To the extent that actual cash flows on a securitization are below original estimates, differ materially from the original securitization assumptions, and in the opinion of management, those differences appear to be other than temporary in nature, the Company would be required to revalue the residual portion of the securitization which it retains, and record a charge to earnings based upon the reduction. During the third fiscal quarter of 1997, the Company recorded a $5.7 million charge (approximately $3.4 million, net of income taxes) to Continuing Operations to write down the Residuals in Finance Receivables Sold. The Company determined a write down in the Residuals in Finance Receivables Sold was necessary due to an increase in net losses in the securitized loan portfolio. The charge which resulted in a reduction in the carrying value of the Company's Residuals in Finance Receivables Sold had the effect of increasing the cumulative net loss at loan origination assumption to approximately 27.5%, for the securitization transactions that took place prior to September 30, 1997 which approximates the assumption used for the securitization transactions consummated during the third quarter of 1997. For the securitizations that were completed during the nine month period ended September 30, 1998, net losses were estimated using total expected cumulative net losses at loan origination of approximately 29.0%, adjusted for actual cumulative net losses prior to securitization.

    The allowance for credit losses imbedded in the Residuals in Finance Receivables Sold as a percentage of the remaining principal balances of securitized contracts was approximately 24.3% as of September 30, 1998, compared to 17.9% as of December 31, 1997. There can be no assurance that the charge taken by the Company in the third quarter of 1997 was sufficient and that the Company will not record additional charges in the future in order to write down the Residuals in Finance Receivables Sold.

    The assumptions utilized in prior securitizations may not necessarily be the same as those utilized in future securitizations. The Company classifies the residuals as "held-to-maturity" securities in accordance with SFAS No. 115.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital to support increases in its contract portfolio, expansion of Company Dealerships, the purchase of inventories, the purchase of property and equipment, and for working capital and general corporate purposes. In addition, the Company intends to continue to acquire loans under the Cygnet Dealer Program and pursue other opportunities within the Discontinued Operations. The Company funds its capital requirements through equity offerings, operating cash flow, the sale of Finance Receivables, and supplemental borrowings.

    The Company's Net Cash Used in Operating Activities was $6.7 million for the nine month period ended September 30, 1998 compared to $31.3 million Net Cash Provided by Operating Activities in the nine month period ended September 30, 1997. The change was primarily due to the loss from Discontinued Operations and a decrease in the advance rate received in securitization transactions, which resulted in a lower proceeds from the sale of Finance Receivables relative to the amount of cash used to originate Finance Receivables.

    The Net Cash Provided by Investing Activities was $2.0 million in the nine months ended September 30, 1998 compared to Net Cash Used in Investing Activities of $58.5 million in the nine months ended September 30, 1997. The change was a result of the Company receiving cash proceeds of $27.4 million from the sale of property and equipment during the nine months ended September 30, 1998. (See the explanation of this transaction below under the caption "Sale -- Leaseback of Real Property.") The Company did not consummate any such transaction during the nine months ended September 30, 1997. The Company paid cash totaling $35.6 million for acquired assets during the nine months ended September 30, 1997 and $0 in the comparable period in 1998. In addition, the Increase in Net Cash Provided by Investing Activities was impacted by an increase in Investments Held in Trust and an increase in the purchase of Property and Equipment.

    The Company's Net Cash Used In Financing Activities was $4.1 million in the nine month period ended September 30, 1998 compared to $52.2 million Net Cash Provided by Financing Activities in the nine month period ended September 30, 1997. This change was primarily the result of the $88.7 million in proceeds from the Company's sale of Common Stock in the nine month period ended September 30, 1997, and a decrease in the net repayment of notes payable.

    The Company's Net Cash Provided by Discontinued Operations was $6.2 million in the nine month period ended September 30, 1998 compared to $39.0 million Net Cash Used in Discontinued Operations in the nine month period ended September 30, 1997. The change was due primarily to a decrease in Finance Receivables originated and retained by the Discontinued Operations.

    Revolving Facility. In September 1998, the Company amended its revolving credit facility (the "Revolving Facility") with General Electric Capital Corporation ("GE Capital") increasing the maximum commitment to $125.0 million. The Revolving Facility provides working capital utilized primarily for operating activities as well as investing in new dealership facilities. Under the Revolving Facility, the Company may borrow up to 65.0% of the principal balance of eligible contracts originated from the sale of used cars, up to 86.0% of the principal balance of eligible contracts previously originated by the Branch Offices, and the lesser of $20 million or 65% of the National Automobile Dealers Association average wholesale Black Book value for eligible vehicle inventory. However, an amount up to $8.0 million of the borrowing capacity under the Revolving Facility is not available at any time when the guarantee of the Company to the Contract Purchaser (defined below under "Transactions Regarding First Merchants Acceptance Corporation") is in effect. The Revolving Facility expires in June 2000 and contains a provision that would require the Company to pay GE Capital a termination fee of $200,000 in the event the Revolving Facility was terminated by the Company prior to the expiration date. The facility is secured by substantially all of the Company's assets. As of September 30, 1998, the Company's borrowing capacity under the Revolving Facility was $59.3 million, the aggregate principal amount outstanding under the Revolving Facility was approximately $44.9 million, and the amount available to be borrowed under the facility was $14.4 million. The Revolving Facility bears interest at the 30-day LIBOR plus 3.15%, payable daily (total rate of 8.80% as of September 30, 1998).

    The Revolving Facility contains covenants that, among other things, limit the Company's ability to, without GE Capital's consent: (i) incur additional indebtedness; (ii) make unsecured loans or other advances of money to officers, directors, employees, stockholders or affiliates in excess of $25,000 in total;
(iii) engage in securitization transactions (other than the Securitization Program, for which GE Capital has consented); (iv) merge with, consolidate with, acquire or otherwise combine with any other person or entity, transfer any division or segment of its operations to another person or entity, or form new subsidiaries; (v) make any change in its capital structure; (vi) declare or pay dividends except in accordance with all applicable laws and not in excess of fifteen percent (15%) of each year's net earnings available for distribution;
(vii) make certain investments and capital expenditures; (viii) engage in certain transactions with affiliates, and (ix) require all of the Company's computer systems to be Year 2000 compliant no later than March 31, 1999 (see discussion below under "Year 2000"). These covenants also require the Company to maintain specified financial ratios, including a debt ratio of 2.2 to 1 and a net worth of at least $100,000,000 (increasing to $110,000,000 in January 1999) and to comply with all laws relating to the Company's business. The Revolving Facility also provides that a transfer of ownership of the Company that results in less than 15.0% of the Company's voting stock being owned by Mr. Ernest C. Garcia II will result in an event of default under the Revolving Facility.

    Under the terms of the Revolving Facility, the Company is required to maintain an interest coverage ratio and a cash flow based interest coverage ratio that the Company failed to satisfy during the nine month period ended September 30, 1998. This was primarily as a result of the charges taken during 1998 with respect to the closure of the Branch Office network, for which the Company incurred a loss from Discontinued Operations of $8.5 million (net of income tax benefit of $5.7 million). GE Capital has waived the covenant violations as of September 30, 1998.

    The Company's Revolving Facility currently contains provision for borrowings based upon eligible finance receivable contracts and does not provide for borrowings based upon contracts or notes receivable acquired or issued pursuant to the Cygnet Dealer Program. The Company believes these assets may be sources of additional liquidity and, therefore, is currently exploring alternatives regarding obtaining financing secured by the assets generated by the Cygnet Dealer Program and the Company's Residuals in Finance Receivables Sold. There can be no assurance that these assets will, in fact, be a source of liquidity for the Company.

    Subordinated Indebtedness and Preferred Stock. Prior to its public offering in September 1996, the Company historically borrowed substantial amounts from Verde Investments Inc. ("Verde"), an affiliate of the Company. The Subordinated Notes Payable balances outstanding to Verde totaled $10.0 million and $12.0 million as of September 30, 1998 and December 31, 1997, respectively. Prior to September 21, 1996, these borrowings accrued interest at an annual rate of 18.0%. Effective September 21, 1996 the annual interest rate on these borrowings was reduced to 10.0%. The Company is required to make monthly payments of interest and annual payments of principal in the amount of $2.0 million. Except for the debt incurred related to the exchange offer (see below), this debt is junior to all of the Company's other indebtedness and the Company may suspend interest and principal payments in the event it is in default on obligations to any other creditors. In July 1997, the Company's Board of Directors approved the prepayment of the $10.0 million in subordinated debt after the earlier of (1) the Company's completion of a debt offering; or (2) at such time as (a) the FMAC transactions (described below under "Transactions with First Merchants Acceptance Corporation") have been completed or the cash requirements for completion of said transaction are known, and (b) the Company either has cash in excess of its current needs or has funds available under its financing sources in excess of its current needs. No such prepayment has been made as of the date of filing of this Form 10-Q. Any such prepayment would require the consent of certain lenders to the Company.

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

    In July 1998, the Company secured a subordinated loan of $5 million from third party lenders for a three-year term and will be required to issue warrants to purchase 115,000 shares of Company Common Stock at an exercise price of 120% of the average trading price for the Company Common Stock for the 20 consecutive trading days prior to the issuance of such warrants subject to a call feature if the closing price of the Company Common Stock equals or exceeds 160% of the warrant exercise price for a period of 20 consecutive trading days. The Company is obligated to issue the warrants by December 31, 1998 if the loan is not paid in full by that date. The Company does not anticipate prepayment of the note by December 31, 1998.

    Exchange Offer. Effective October 23, 1998, the Company acquired approximately 2,463,600 shares of Company Common Stock in exchange for subordinated debentures with a par value of approximately $16.0 million ("Exchange Offer"). The debentures are unsecured and subordinate to all existing and future indebtedness of the Company and bear interest a 12% per annum payable semi-annually each April and October, approximately $2.9 million per year, until they are paid in full. The debentures were issued at a premium of approximately $3.7 million in excess of the market value of the shares tendered. The premium will be amortized over the life of the debentures and results in an effective interest rate of approximately 19.1%. The Company will be required to pay the principal amount of debentures on the fifth anniversary of their issuance date. The debentures can be partially or fully redeemed at the Company's option at any time. As a result of the Exchange Offer, the number of common shares outstanding decreased to approximately 16,070,000 compared to approximately 18,533,000 shares outstanding immediately prior to the effective date.

    Additional Financing. On January 28, 1998, the Company executed a $7.0 million note payable that accrued interest at 9.5% per annum. The Company paid this note in full on April 1, 1998.

    On November 12, 1998, the Company borrowed $15 million for a term of 364 days from Greenwich Capital with an interest rate equal to LIBOR plus 400 basis points, and secured by the stock of the Company's Securitization Subsidiaries. The Company will use the proceeds of the loan for operating activities.

    On February 19, 1998, the Company and certain of its affiliates executed a second short-term $30.0 million standby repurchase credit facility. Pursuant to the terms of this facility, the lender agreed to purchase, subject to repurchase rights of the Company and its subsidiaries, certain eligible sub-prime automobile Finance Receivables originated and or purchased by the Company's affiliates for a purchase price (and corresponding repurchase obligation) of no more than $30.0 million. During the nine month period ended September 30, 1998, the lender purchased approximately $30.0 million in contracts pursuant to the facility, which accrued interest at a rate of 9.5% per annum. The Company exercised its repurchase obligation on March 24, 1998.

Securitizations. The Company's Securitization Program is a primary source of funding for the Company. Under this program, the Company sold approximately $170.4 million in certificates secured by contracts to SunAmerica through securitizations effected prior to September 30, 1997. Since September 30, 1997, the Company has consummated additional securitizations under the Securitization Program with private investors through Greenwich Capital Markets, Inc. ("Greenwich Capital"). In February 1998, the Company executed a commitment letter with Greenwich Capital under which, among other things, Greenwich Capital retains the right to be the exclusive securitization agent for the Company for up to $1 billion of AAA-surety wrapped securities as part of the Company's ongoing Securitization Program. The agreement contains certain provisions that would not oblige Greenwich Capital or require the Company to fulfill the remaining commitment under the agreement.

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

    In connection with its securitization transactions, the Securitization Subsidiaries are required to make an initial cash deposit into an account held by the trustee ("Spread Account") and to pledge this cash to the Trust to which the Finance Receivables were sold. The Trust in turn invests the cash in high quality, liquid investment securities. In addition, the cash flows due to the B Certificates first are deposited into the Spread Account as necessary to attain and maintain the Spread Account at a specified percentage of the underlying Finance Receivables principal balance. In the event that the cash flows generated by the Finance Receivables sold to the Trust are insufficient to pay obligations of the Trust, including principal or interest due to certificate holders or expenses of the Trust, the trustee will draw funds from the Spread Account as necessary to pay the obligations of the Trust. The Spread Account must be maintained at a specified percentage of the principal balances of the Finance Receivables held by the Trust, which can be increased in the event delinquencies or losses exceed specified levels. If the Spread Account exceeds the specified percentage, the trustee will release the excess cash to the Securitization Subsidiaries from the pledged Spread Account.

    Debt Shelf Registration. On July 18, 1997, the Company filed a Form S-3 registration statement for the purpose of registering up to $200 million of its debt securities in one or more series at prices and on terms to be determined at the time of sale. The registration statement has been declared effective by the Securities and Exchange Commission and is available for future debt offerings. There can be no assurance given that the Company will be able to successfully register and sell debt securities in the future.

    Transactions Regarding First Merchants Acceptance Corporation. The Company's Discontinued Operations was actively involved in the bankruptcy proceedings of First Merchants Acceptance Corporation ("FMAC"). FMAC was in the business of purchasing and securitizing loans made primarily to sub-prime borrowers by various Third Party Dealers. In various transactions relating to the FMAC bankruptcy proceedings, the Company, among other things, (l) purchased the secured claims of certain creditors of FMAC, sold the contracts securing such claims at a profit to a third party purchaser ("Contract Purchaser"), guaranteed the purchaser a specified return on the contracts and obtained a related guarantee from FMAC secured by, among other things, the stock of certain entities holding residual interests and certain equity certificates in various securitized loan pools of FMAC, and entered into servicing arrangements with respect to such contracts; (2) made debtor-in-possession loans to FMAC, secured as described above, and received interest income therefrom; (3) entered into various servicing agreements with respect to receivables in the securitized pools of FMAC; (4) obtained rights to receive certain payments with respect to distributions on residual interests in such securitized pools and obtained certain interests in charged off receivables in such pools; (5) obtained rights to certain fees; (6) obtained the FMAC servicing platform; and (7) issued certain warrants to purchase Company Common Stock consisting of (a) warrants issued to FMAC's bank group to purchase up to 389,800 shares of the Company's Common Stock at an exercise price of $20.00 per share at any time through February 20, 2000, and subject to a call feature by the Company if the closing market price of the Company's Common Stock equals or exceeds $27.00 per share for a period of five consecutive trading days, and (h) warrants issued to FMAC to purchase 325,000 shares of the Company's Common Stock at any time through April 1, 200l at a price of $20.00 per share, subject to a call feature by the Company if the closing market price of the Company's Common Stock equals or exceeds $28.50 per share for a period of 10 consecutive trading days. The Company also contributed to FMAC all of its shares of FMAC Common Stock in exchange for the assets constituting FMAC's servicing platform.

    Reliance Transaction. In February 1998, the Company's Discontinued Operations entered into servicing and transition servicing arrangements with Reliance Acceptance Group, Inc. ("Reliance"), which company also filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code that same month.

    Pursuant to the servicing agreement entered into between the Company and Reliance (the "Servicing Agreement"), as amended, following the Effective Date, the Company will service certain receivables of Reliance in exchange for (i) a monthly servicing fee of the greater of four percent (4%) per annum of the aggregate outstanding principal balance of all non-defaulted receivables computed monthly on the basis of the declining balance of the receivables portfolio (consisting of Reliance's portfolio of (A) prime receivables and (B) sub-prime receivables), or fifteen dollars ($15.00) per receivable per month plus reimbursement of certain costs and expenses; (ii) $1.3 million in proceeds realized from the sale of a pool of charged off receivables existing as of the Reliance petition date ("Charged-Off Proceeds"); (iii) a total of (A) four percent (4%) of the outstanding principal balance of each receivable (exclusive of defaulted and certain other receivables) sold in any bulk sale to a person other than the Company or an affiliate of the Company, and (B) $3.25 million in net collections, recovery, and sale proceeds from the receivables portfolio and certain other cash receipts of Reliance reduced by any amount previously paid under clause (A) above, following payment of Reliance's primary bank debt and, if applicable, repayment to Reliance of any proceeds of litigation, the Reliance Warrants (as defined below), and equity proceeds used by Reliance to pay its primary bank debt ("Post-Bank Debt Proceeds"); and (iv) following the Company's receipt of the Post-Bank Debt Proceeds, fifteen percent (15%) of the net collections, recovery, and sale proceeds from the receivables portfolio and certain other cash receipts of Reliance (the "Incentive Fee"). Reliance, in consideration for entering into the Servicing Agreement will receive privately issued warrants ("Reliance Warrants") to purchase shares of Common Stock of the Company as follows: fifty thousand (50,000) Reliance Warrants will be granted to Reliance upon the Company's receipt of the Charged-Off Proceeds; up to one hundred thousand (100,000) Reliance Warrants will be granted to Reliance based upon the Company's receipt of up to $3.25 million of Post-Bank Debt Proceeds; and Reliance will be granted an additional seventy-five thousand (75,000) Reliance Warrants for every $1 million actually received by the Company through the Incentive Fee. The Reliance Warrants will have a strike price of twelve dollars and 50/100 ($12.50) for the first one hundred fifty thousand (150,000) Reliance Warrants and a strike price for all other Reliance Warrants of the greater of twelve dollars and 50/100 ($12.50) or one hundred twenty percent (120%) of the market price of the Common Stock on the date of issuance of the Reliance Warrants. The Reliance Warrants will be exercisable as follows: (i) the first 50,000 Reliance Warrants will be exercisable for three years from the Reliance Petition Date and (ii) all remaining Reliance Warrants will be exercisable for three years from the date of issuance.

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

    Industry Considerations. In recent periods, several major used car finance companies have announced major downward adjustments to their financial statements, violations of loan covenants, related litigation, and other events. In addition, certain of these companies have filed for bankruptcy protection. These announcements have had a disruptive effect on the market for securities of sub-prime automobile finance companies, have resulted in a tightening of credit to the sub-prime markets, and could lead to enhanced regulatory oversight. A reduction in access to the capital markets or to credit sources could have a material adverse affect on the Company. The Company's securitization transactions have historically been structured to record a gain on sale of the finance receivables for accounting purposes. Management is currently evaluating the structure of its securitization transactions and is considering altering the structure of future transactions to recognize the interest income on the loans over the life of the contracts for accounting purposes. Historically, gains on sales of Finance Receivables have been material to the Company's reported revenues and net earnings. Altering the structure of such transactions whereby no gain is recognized at the time of a securitization transaction, would have a material effect on the Company's reported revenues and net earnings until such time as the Company were to accumulate Finance Receivables on its balance sheet sufficient to generate interest income (net of interest and other expenses) equivalent to the revenues the Company has historically recognized on its securitization transactions.

     Capital Expenditures and Commitments. The Company is pursuing an aggressive growth strategy. In the first nine months of 1998, the Company has opened ten new dealerships. Further, the Company currently has eight dealerships under development. The Company believes that it will expend approximately $1.5 to $1.7 million to construct (excluding inventory) each Company Dealership.

     On July 11, 1997, the Company entered into an agreement, as amended, to provide "debtor in possession" financing to FMAC (the "DIP Facility") in an amount up to $21.5 million to be adjusted downward from time to time. As of September 30, 1998, the maximum commitment was reduced to $12.4 million and the outstanding balance on the DIP totaled $10.9 million. The Company expects the maximum commitment to be further reduced to $11.5 million as FMAC receives income tax refunds from various taxing jurisdictions.

    The Company intends to finance the construction of new dealerships and the DIP financing through operating cash flows and supplemental borrowings, including amounts available under the Revolving Facility and the Securitization Program, if any.

    Sale-Leaseback of Real Property. In March 1998, the Company executed a commitment letter with an investment company for the sale-leaseback of up to $37.0 million in real property. Pursuant to the terms of the agreement, the Company would sell certain real property to the investment company for its original cost and leaseback the properties for an initial term of twenty years. The Company retains certain extension options, and pays monthly rents of approximately one-twelfth of 10.75% of the purchase price plus all occupancy costs and taxes. The agreement calls for annual increases in the monthly rents of not less than 2%. As of September 30, 1998, the Company has sold approximately $27.4 million of property under this arrangement and utilized substantially all of the proceeds from the sale to pay down debt of the Company.

     Common Stock Repurchase Program. In October 1997 the Company's Board of Directors authorized a stock repurchase program by which the Company may acquire up to one million shares of its Common Stock from time to time on the open market. Under the program, purchases may be made depending on market conditions, share price and other factors. The stock repurchase program will terminate on December 31, 1998, unless extended by the Company's Board of Directors, and may be discontinued at any time. The Company has repurchased 72,000 shares of Common Stock pursuant to the Repurchase Program (28,000 shares during the quarter ended June 30, 1998 and 44,000 shares during the quarter ended September 30, 1998). In addition, approximately 2,463,600 shares were acquired from the Exchange Offer subsequent to September 30, 1998. As of the date of the filing of this Form 10-Q, the Company repurchased a total of approximately 2,535,600 shares of Company Common Stock under both its Repurchase Program and the Exchange Offer at an average cost of $5.12 per share.

    Stock Option Grants. Effective January 15, 1998, the Compensation Committee of the Company's Board of Directors awarded 775,000 stock options to key officers of the Company at an exercise price of $8.25 per share, the market value of the Common Stock on the date of grant ("Awards"). Of these Awards, 500,000 options were granted to Gregory B. Sullivan, President and Chief Operating Officer of the Company. Two Hundred Fifty Thousand of the options granted to Mr. Sullivan were granted under the existing Ugly Duckling Long Term Incentive Plan, pursuant to the plan's general terms, including vesting in equal increments over a five-year period beginning on the first anniversary date of the grant. The other 250,000 options to Mr. Sullivan and the remaining 225,000 options granted to the other key officers were granted under the new Ugly Duckling 1998 Executive Incentive Plan ("Executive Grants"). These options contain time and price vesting requirements. The Executive Grants will vest in equal increments over five years subject to continued employment by the Company and will also be subject to additional vesting hurdles based on the market value of the Company's Common Stock as traded on NASDAQ. The price hurdle for the first year of the grants is a 20% increase in such market value over the exercise price of the options, with the price hurdles increased for the next four years in additional 20% increments over the exercise price of the options. In order for the price hurdles to be met, the Common Stock must trade at the targeted value for a period of 10 consecutive trading days. The price hurdles can be met at any time before or after the time vesting requirements are satisfied, and will be completely met at such time as the Common Stock trades at 100% in excess of the exercise price of the options for 10 consecutive trading days. In any event, the Executive Grants will become fully vested on January 15, 2005, unless sooner exercised or forfeited. As of the current date, the first two price hurdles have been met. The Company believes that the Awards are material in the aggregate. As such, they will have the effect of diluting the ownership interest of existing stockholders of the Company.

    Year 2000. The year 2000 presents potential concerns for business computing due to calculation problems from the use of a 2-digit year format as the year changes from 1999 to 2000. The problem affects certain computer software, hardware, and other systems containing processors and embedded chips. Consequently, information technology ("IT") systems and non-IT systems (collectively, "Business Systems") may not be able to accurately process certain transactions before, during, or after January 1, 2000. As a result, businesses and governmental agencies are at risk for potential disruption to their business from Business System malfunctions or failures. This is commonly referred to as the Year 2000 ("Year 2000") issue. The Company could be impacted by failures of its own Business Systems as well as those of its suppliers and business partners, and is in the process of implementing its Year 2000 compliance program that consists of Business Systems identification, testing and remediation, assessment of critical suppliers, and contingency planning.

    The first component of the compliance program is to identify the Business Systems of the Company for purposes of evaluation for Year 2000 compliance. This phase is complete as the critical computer programs, hardware, and other equipment have been identified for evaluation to determine which systems are compliant, will be replaced or remediated.

     The second part of the program is the evaluation and replacement or remediation of the Company's Business Systems that are not Year 2000 compliant. The Company is in the process of converting to one automobile sales and loan servicing system currently in use by the Company, which has reduced the scope of the compliance program, and expects the conversion to be completed by the end of 1998. An outside consulting firm has been engaged and has begun evaluating remediation of the critical computer programs that the Company has elected to modify to become Year 2000 compliant. The Company believes the replacement or remediation of the critical Business Systems will be substantially complete by March 31, 1999.

     Critical suppliers, vendors, and business partners ("Key Business Partners") have been identified and steps are being taken to ascertain their Year 2000 readiness. These steps include interviews, questionnaires, and other types of inquiries. Because of the vast number of Business Systems used by Key Business Partners and the varying levels of Year 2000 readiness, it is difficult to assess the likelihood and impact of a malfunction due to this issue. The Company is not currently aware of any business relationships with Key Business Partners that it believes will likely result in a significant disruption of its businesses. However, a Year 2000 failure could occur and have a material adverse effect on the Company. Management currently believes its greatest risk is with its utility suppliers, banking and financial institution partners, and suppliers of telecommunications services, all of which are operating within the United States. Potential consequences of the Company or its Key Business Partners Business Systems' not being Year 2000 compliant include failure to operate due to a lack of power, disruption or errors in loan collection efforts, and delays in receiving inventory and supplies. In the event any of the aforementioned events were to occur, the results could have a material adverse impact on the Company and its operations.

    Concurrent with the remediation and evaluation of the Business Systems of the Company and its Key Business Partners, contingency plans are being developed to mitigate the risks that could occur in the event of a Year 2000 related business disruption. Contingency plans may include increasing inventory levels, securing additional financing or other actions deemed prudent. Estimated costs associated with developing and implementing contingency measures are not currently estimable.

     It is currently estimated that remediation and testing of the Company's Business Systems will cost between $2.1 million and $2.7 million (including Discontinued Operations), and will be expensed in the period incurred, in accordance with the Company's capitalization policy, and funded through cash flows from operations. Expenses to date have approximated $265,000. The Company believes that the majority of its Business Systems that require modification or replacement to become Year 2000 compliant will be remediated. Therefore, substantially all of the costs incurred will be expensed.

    The scheduled completion dates and costs associated with the various components of the Year 2000 compliance program described above are estimates and are subject to change.

     Cygnet's loan servicing operations currently utilize Affiliated Computer Services, Inc.'s ("ACS") loan processing and collections platform. Cygnet Dealer Program is in the process of converting its loan processing and collections systems to the ACS system (Cygnet Dealer Program and Cygnet's loan servicing operations are included in Discontinued Operations). ACS is a third party service bureau that processes transactions using Shaw Systems Associates, Inc. ("Shaw") software and other products ("Shaw Products"). Shaw has certified to ACS that a significant portion of the Shaw Products that ACS uses to process Cygnet's transactions are Year 2000 compliant. Based upon a Shaw certification and a representation from ACS to Cygnet, Cygnet believes that Shaw has also undertaken to provide additional Year 2000 compliant Shaw Products to ACS as such systems become compliant. The ACS Agreement requires that the ACS systems processing Cygnet's transactions be fully Year 2000 compliant by January 1, 1999. However, Cygnet's sole remedy if ACS does not comply with this requirement is to terminate the ACS Agreement and convert to another system, which would be costly and disruptive to operations and could have a material adverse effect on Cygnet's business and operations.

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

    Properties. As of September 30, 1998, the Company leased substantially all of its facilities, of which 37 were Branch Office locations that the Company closed in 1998. The Company is continuing to negotiate lease settlements and terminations with respect to its Branch Office network closure. The Company's corporate headquarters is located in approximately 40,000 square feet of leased space in Phoenix, Arizona.

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

    Accounting Matters. In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which became effective for the Company January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS No. 130 did not have a material impact on the Company.

    In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) which became effective for the Company January 1, 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to stockholders. The adoption of SFAS No. 131 did not have a material impact on the Company.

    In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) which becomes effective for the Company January 1, 1999. SFAS No. 132 establishes standards for the information that public enterprises report in annual financial statements. The Company believes the adoption of SFAS No. 132 will not have a material impact on the Company.

    The Securities and Exchange Commission has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information is to be disclosed outside the financial statements and related notes thereto. As the Company believes that the derivative financial instrument disclosure contained within the notes to the consolidated financial statements of its 1997 Form 10-K substantially conform with the accounting policy requirements of these amendments, no further interim period disclosure has been provided.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Except for vehicles sold in Arizona under a limited warranty program, the Company sells its cars on an "as is" basis, and requires all customers to sign an agreement on the date of sale pursuant to which the Company disclaims any obligation for vehicle-related problems that subsequently occur. Although the Company believes that such disclaimers are enforceable under applicable state, federal and other laws and regulations, there can be no assurance that they will be upheld in every instance. Despite obtaining these disclaimers, the Company, in the ordinary course of business, receives complaints from customers relating to such vehicle-related problems as well as alleged violations of federal and state consumer lending or other similar laws and regulations. While most of these complaints are made directly to the Company or to various consumer protection organizations and are subsequently resolved, the Company is named occasionally as a defendant in civil suits filed by customers in state, local, or small claims courts. There can be no assurance that the Company will not be a target of similar claims in the future. Additionally, in the ordinary course of business, the Company is a defendant in various other types of legal proceedings. There can be no assurance that the Company will not be a target of similar claims and legal proceedings in the future. The Company believes that the ultimate disposition of pending matters on a cumulative basis will not have a material adverse effect on the Company. However, there can be no assurance in this regard.

ITEM 2. CHANGES IN SECURITIES.

    (a) None.

    (b) None, except as set forth below under Item 2(c).

    (c) During the first quarter of 1998, (i) warrants to acquire 500,000 shares of Common Stock of the Company at an exercise price of $10.00 per share were issued in a private placement under Section 4(2) of the Securities Act of 1933 ("Securities Act") to certain lenders in connection with a $15 million loan and
(ii) warrants to acquire 50,000 shares of Common Stock of the Company at an exercise price of $12.50 per share were issued in a private placement in connection with the Reliance Bankruptcy proceedings described in the Form 10-Q under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition of the Continuing Company Business -- Liquidity and Capital Resources -- Reliance Transaction". During the third quarter of 1998, documents were executed that provide certain lenders rights to warrants to acquire 115,000 shares of Common Stock of the Company at an exercise price of 120% of the average trading price of the Company's Common Stock over a specified time period, subject to the Company's right to not issue the warrants to the lenders if the related loan is paid in full by the Company on or before December 31, 1998. These warrants were also offered in a private placement under Section 4(2) of the Securities Act. For certain stock option grants during the first quarter of 1998 see "Management's Discussion and Analysis of Results of Operations and Financial Condition of the Continuing Company Business - Liquidity and Capital Resources - Stock Option Grants".

    As discussed earlier in this Form 10-Q, on September 17, 1998 the Company initiated an Exchange Offer to exchange up to 5,000,000 shares of its Common Stock for 12%, five-year subordinated debentures of the Company due October 23, 2003 ("Debentures"). The exchange ratio was $6.50 principal amount of Debentures for each share of Common Stock validly tendered. On October 19, 1998 the Exchange Offer expired by its original terms. A total of 2,463,603 shares of Common Stock were exchange for Debentures ($16,013,418 aggregate principal amount) in connection with the offer. The Debentures were not registered under the Securities Act, since the exchange of such securities for Common Stock was made pursuant to Section 3(a)(9) of the Securities Act. The Debentures are unsecured obligations of the Company subordinated and subject in right of payment to all existing and future senior indebtedness of the Company, but not subordinated to holders of equity (e.g., the Company's common stockholders). Holders of the Debentures have the right to receive specified principal amounts, along with interest at 12% per annum. The Indenture relating to the Debentures subjects the Company to certain financial covenants and other restrictions that could affect the rights of common stockholders of the Company.

    (d) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    See "Management's Discussion and Analysis of Results of Operations and Financial Condition of the Continuing Company Businesses -- Liquidity and Capital Resources -- Revolving Facility".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Set forth below is information concerning each of the four matters submitted to a vote at the Company's Annual Meeting of Stockholders on August 31, 1998:

    (1) Directors: Each of the following persons was elected as a director of the Company to hold office until the 1999 Annual Meeting of Stockholders, until his successor is duly elected and qualified, or until retirement, resignation or removal: Robert J.

Abrahams, Ernest C. Garcia II, Christopher D. Jennings, John N. MacDonough, Gregory B. Sullivan, Frank P. Willey. Each of these persons received a minimum of 17,695,153 votes "for" reelection and a maximum of 28,521 votes "withheld."

    (2) Amendment of Long-Term Incentive Plan: The stockholders approved the management proposal for certain technical amendments to the Company's Long-Term Incentive Plan (no increase in shares available for issuance was being requested).

    FOR               AGAINST           ABSTENTIONS             BROKER NON-VOTES
    ---               -------           -----------             ----------------
 17,264,084           445,443             11,147                       --

    (3) 1998 Executive Incentive Plan: The stockholders approved the management proposal for the Company's new 1998 Executive Incentive Plan:

    FOR               AGAINST           ABSTENTIONS             BROKER NON-VOTES
    ---               -------           -----------             ----------------
 15,054,924          2,655,728            13,022                       --

    (4) Split-up: The stockholders approved the proposal to Split-up the Company pursuant to which Ugly Duckling Corporation would transfer substantially all of its non-dealership operations to a newly-formed company, Cygnet Financial Corporation ("Cygnet") and Cygnet would be capitalized through a Rights
Offering:

    FOR               AGAINST           ABSTENTIONS             BROKER NON-VOTES
    ---               -------           -----------             ----------------
 12,979,826           126,070              61,352                  4,556,426

    The Rights Offering and Split-Up were not consummated. See "Management's Discussion and Analysis of Results of Operations and Financial Condition of the Continuing Company Business - Split-up of the Company".

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

10.1 Loan Agreement by and among the Registrant, Kayne Anderson Non-Traditional Investments, L.P. ("Kayne Anderson"), and certain other lenders (the "Lenders"), dated July 20, 1998

10.2 Payment Guaranty by Registrant in favor of Kayne Anderson and the Lenders, dated as of July 20, 1998

10.3 Servicing Agreement by and among Reliance Acceptance Corporation, Registrant, and certain lenders

10.4 Agreement of Understanding by and among Reliance Acceptance Corporation, Registrant and others

10.5 Agreement of Purchase and Sale of Assets made as of July 31, 1998, by and among Cygnet Financial Services, Inc. and Mountain Parks Financial Services, Inc.

10.6  1998 Executive Incentive Plan *

10.7  Amended and Restated Long Term Incentive Plan (as of January 15, 1998) *

10.8 Amendment No. 2 to Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement between Registrant and General Electric Capital Corporation dated September 9, 1998

11 Statement re Computation of Per Share Earnings (see Note 5 to Notes to Condensed Consolidated Financial Statements)

27.1  Financial Data Schedule - 9 months ended 9/30/98

27.2  Financial Data Schedule - 9 months ended 9/30/97

27.3  Financial Data Schedule - 6 months ended 6/30/98

27.4  Financial Data Schedule - 6 months ended 6/30/97

99    Cautionary Statements Regarding Forward Looking Statements and Risk
      Factors

----------
* Management contract or compensatory plan, contract or arrangement.

(b) Reports on Form 8-K.

During the third quarter 1998, the Company filed three reports on Form 8-K. The first report on Form 8-K, dated August 31, 1998 and filed September 2, 1998, pursuant to Item 5 reported approval by the stockholders during the Company's 1998 annual meeting of the Company proceeding with the planned Split-up and the related Rights Offering. The second report on Form 8-K, dated and filed September 17, 1998, pursuant to Items 5 and 7 (1) reported the initiation of an offer by the Company to exchange shares of its

Common Stock for subordinated debentures ("Exchange Offer"), and (2) filed as exhibits to the Form 8-K the offering circular describing the Exchange Offer and Ugly Duckling Corporation's press release dated September 17, 1998 titled "Ugly Duckling Corporation Announces Exchange Offer." The third report on Form 8-K, dated September 25, 1998 and filed September 29, 1998, pursuant to Items 5 and 7
(1) reported the termination of the Rights Offering and the Split-up, and (2) filed as exhibits to the Form 8-K documents not previously filed by the Company consisting of a Supplement dated September 28, 1998 to the Offering Circular for the Exchange Offer regarding the termination of the Rights Offering and Ugly Duckling Corporation's press release dated September 28, 1998 titled "Ugly Duckling Corporation and Cygnet Financial Corporation Terminate Rights Offering." After the third quarter 1998, the Company filed two reports on Form 8-K. The first report on Form 8-K, dated October 8, 1998 and filed on October 13, 1998, pursuant to Items 5 and 7 (1) reported an expected charge to Discontinued Operations totaling approximately $4.8 million (net of income taxes) in the third quarter ended September 30, 1998, and (2) filed as exhibits to the Form 8-K a Supplement No. 2 dated October 9, 1998 to the Offering Circular for the Exchange Offer regarding the third quarter charge and Ugly Duckling Corporation's press release dated October 8, 1998 titled "Ugly Duckling Corporation Announces Third Quarter Charges to Discontinued Operations." The second report on Form 8-K, dated October 20, 1998 and filed on October 21, 1998, pursuant to Items 5 and 7 (1) reported the events described in two press releases, and (2) filed as exhibits to the Form 8-K said press releases dated October 21, 1998 and October 20, 1998 titled "Ugly Duckling Corporation Announces Third Quarter 1998 Results" and "Ugly Duckling Corporation Announces Successful Completion of Exchange Offer," respectively.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Ugly Duckling Corporation

                                    /s/ STEVEN T. DARAK
                                    --------------------------------------------
                                    Steven T. Darak
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date: November 13, 1998

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

10.1 Loan Agreement by and among the Registrant, Kayne Anderson Non-Traditional Investments, L.P. ("Kayne Anderson"), and certain other lenders (the "Lenders"), dated July 20, 1998

10.2 Payment Guaranty by Registrant in favor of Kayne Anderson and the Lenders, dated as of July 20, 1998

10.3 Servicing Agreement by and among Reliance Acceptance Corporation, Registrant, and certain lenders

10.4 Agreement of Understanding by and among Reliance Acceptance Corporation, Registrant and others

10.5 Agreement of Purchase and Sale of Assets made as of July 31, 1998, by and among Cygnet Financial Services, Inc. and Mountain Parks Financial Services, Inc.

10.6  1998 Executive Incentive Plan *

10.7  Amended and Restated Long Term Incentive Plan (as of January 15, 1998) *

10.8 Amendment No. 2 to Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement between Registrant and General Electric Capital Corporation dated September 9, 1998

11 Statement re Computation of Per Share Earnings (see Note 5 to Notes to Condensed Consolidated Financial Statements)

27.1  Financial Data Schedule - 9 months ended 9/30/98

27.2  Financial Data Schedule - 9 months ended 9/30/97

27.3  Financial Data Schedule - 6 months ended 6/30/98

27.4  Financial Data Schedule - 6 months ended 6/30/97

99    Cautionary Statements Regarding Forward Looking Statements and Risk
      Factors

----------
* Management contract or compensatory plan, contract or arrangement.