Form 10-K
period 1998-12-31
UGLY DUCKLING CORP
filed 1999-03-30
CIK 1012704

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                    FORM 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998.
                                       or
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from    to    .

                         Commission File Number 0-20841
                            UGLY DUCKLING CORPORATION
             (Exact name of registrant as specified in its charter)

                     Delaware                   86-0721358
           (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

         2525 E. Camelback Road, Suite 500,
                   Phoenix, Arizona             85016
       (Address of principal executive          (Zip Code)
        offices)

       (Registrant's telephone number, including area code) (602) 852-6600

           Securities registered pursuant to Section 12(b) of the Act:

                 Title of Class                    Name of each Exchange on which registered
                 --------------                    -----------------------------------------
Cumulative 12% Subordinated Debentures Due 2003    American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                Title of Class         Name of each Exchange on which registered
                --------------         -----------------------------------------
       Common Stock, $.001 par value         The Nasdaq Stock Market

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    At March 15, 1999, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $60,652,000.

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

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 24, 1999: 14,948,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the June 2, 1999 Annual Meeting of Stockholders are incorporated by reference into Part III
================================================================================

                                TABLE OF CONTENTS

                                                                                                    Page
  PART I
      Item 1     Business........................................................................     3
      Item 2     Properties......................................................................    11
      Item 3     Legal Proceedings...............................................................    11
      Item 4     Submission Of Matters To A Vote Of Security Holders.............................    11
      Item 4A    Executive Officers Of The Registrant............................................    12
  PART II
      Item 5     Market For The Registrant's Common Equity Securities And Related
                 Stockholder Matters.............................................................    13
      Item 6     Selected Consolidated Financial Data............................................    14
      Item 7     Management's Discussion And Analysis Of Financial Condition And
                 Results Of Operations...........................................................    15
      Item 7A    Quantitative And Qualitative Disclosures About Market Risk......................    39
      Item 8     Consolidated Financial Statements And Supplementary Data........................    41
      Item 9     Changes In And Disagreements With Accountants On Accounting And
                 Financial Disclosures...........................................................    67
  PART III
      Item 10    Directors And Executive Officers Of The Registrant..............................    67
      Item 11    Executive Compensation..........................................................    67
      Item 12    Security Ownership Of Certain Beneficial Owners And Management..................    67
      Item 13    Certain Relationships And Related Transactions..................................    67
  PART IV
       Item 14    Exhibits, Consolidated Financial Statement Schedules, And Reports On
                  Form 8-K.......................................................................    68
  Signatures.....................................................................................    73

                                     PART I

                               ITEM 1 -- BUSINESS

General

    We operate the largest chain of buy here-pay here car dealerships in the United States. We sell and finance our used vehicles to customers within the sub-prime segment of the used car market. Our customers will typically have limited credit histories, low incomes or past credit problems. At December 31, 1998, we operated 56 dealerships located in several large markets, including Los Angeles, Phoenix, Dallas, San Antonio, Atlanta, and Tampa.

    In addition to our own dealership and financing operations, we also

   o provide financing to other independent used car dealers through our Cygnet dealer program,
   o service and collect large portfolios of finance receivables owned by others, and
   o manage selected financial assets that we acquire from financially distressed third parties.

    From 1994 through the first quarter of 1998, we maintained a national branch office network that acquired and serviced retail installment contracts from numerous independent third party dealers. We discontinued these operations in 1998.

    We  direct  your  attention  to  note  24  to  the  Consolidated   Financial
Statements, which begin at page 41, where we summarize the results of operations of our business segments.

    Below is a summary of our businesses by segment:

    [OBJECT OMITTED - DESCRIBED IN FOLLOWING PARAGRAPH]


    The chart above shows Ugly Duckling with two operating divisions. Dealership operations is the first division. Dealership operations has three distinct segments. Retail sales is its first segment. This is the segment that operates our chain of Ugly Duckling Car Sales dealerships. Portfolio and loan servicing is the second segment of dealership operations. This segment holds and services the loan portfolios originated or acquired by our dealership operations. Finally, dealership operations has an administration segment that provides corporate administration to the division. Our non-dealership operations division also contains three segments. The first non-dealership operations segment is the bulk purchasing/loan servicing segment. In this segment, we acquire loan portfolios from third parties and provide loan servicing for third parties. The second segment of non-dealership operations is the Cygnet dealer program under which we provide various credit facilities to independent used car dealers. Finally, the non-dealership operations also have an administration segment that provides corporate administration to the non-dealership operations. Lastly, the chart shows our discontinued operations, which contains our branch office network that we closed in February 1998 and the loans we acquired through that network.

    We commenced operations through various entities beginning in 1989. Ugly Duckling Corporation was formed in 1992 and was reincorporated in Delaware in 1996.

Overview of Used Car Sales and Finance Industry

    Used Car Sales. Used car retail sales typically occur through either manufacturer's franchised new car dealerships that sell used cars or through independent used car dealerships. The market for used car sales in the United States is significant and has steadily increased over the past five years. There are over 23,000 franchised and 63,000 independent used car dealership locations in the United States.

    We participate in the sub-prime segment of the independent used car sales and finance market. This segment is serviced primarily by buy here-pay here dealers that sell and finance the sale of used cars to sub-prime borrowers. Buy here-pay here dealers typically offer their customers certain advantages over more traditional financing sources, including:

   o  expanded credit opportunities;
   o flexible payment terms, including prorating customer payments due within one month into several smaller payments and scheduling payments to coincide with a customer's paydays; and
   o the ability to make payments in person. This is an important feature to many sub-prime borrowers who may not have checking accounts or are otherwise unable to make payments by the due date through use of the mail because of the timing of paychecks.

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

    The industry statistical information presented in this section is derived from information provided to the Company by CNW Marketing/Research of Bandon, Oregon.

Company Dealership Operations

    We commenced dealership operations in 1992 with the acquisition of two dealerships in Arizona, and have expanded aggressively since then through a combination of acquisitions and development of new stores. Our most significant growth occurred in 1997, when

   o we acquired from Seminole Finance, Inc. and related companies (Seminole), four dealerships in Tampa/St. Petersburg and a contract portfolio of approximately $31.1 million;
   o we purchased from E-Z Plan, Inc. (E-Z Plan), seven dealerships in San Antonio and a contract portfolio of approximately $24.3 million;
   o we purchased from Kars-Yes Holdings, Inc. and related companies (Kars), six dealerships in the Los Angeles market, two in the Miami market, two in the Atlanta market, and two in the Dallas market; and
   o we opened our first used car dealership in the Las Vegas market, opened two additional dealerships in the Albuquerque market and opened one additional dealership in the Phoenix market. We also closed a dealership in Arizona.

    We continued our aggressive growth in 1998, adding 17 new dealerships in our existing markets. We opened one dealership in the Albuquerque market, four dealerships in the Atlanta market, three dealerships in the Dallas market, two dealerships in the Los Angeles market, two dealerships in the Phoenix market, two dealerships in the San Antonio market, and three dealerships in the Tampa market. We also closed two dealerships in Miami and exited that market.

The following table summarizes the number of stores we had in operation by major market for the three years ended December 31, 1998:
                       Number of Stores By
                              Market

                                As of December 31,
                      -------------------------------------
                         1998          1997         1996
                      -----------    ---------    ---------
Phoenix...........        9             7            5
San Antonio.......        9             7           --
Atlanta...........        9             5           --
Los Angeles.......        8             6           --
Tampa.............        8             5           --
Dallas............        6             3           --
Tucson............        3             3            3
Albuquerque.......        3             2           --
Las Vegas.........        1             1           --
Miami.............       --             2           --

                      ===========    =========    =========
                         56            41            8
                      ===========    =========    =========


   Retail Car Sales. We distinguish our dealership operations from those of typical buy here-pay here dealers through our:

   o  network of multiple locations,
   o  upgraded facilities,
   o  larger inventories of used cars,
   o  centralized purchasing,
   o  advertising and marketing programs, and
   o  dedication to customer service.

    Our dealerships are generally located in high visibility, high traffic commercial areas, and tend to be newer and cleaner in appearance than other buy here-pay here dealerships. This helps promote our image as a friendly and reputable business. We believe this, coupled with our widespread brand name recognition, enables us to attract customers who might otherwise visit another buy here-pay here dealer.

    Our dealerships generally maintain an average inventory of 50 to 150 used cars and feature a wide selection of makes and models (with ages generally ranging from 3 to 7 years) and a range of sale prices. This allows us to meet the tastes and budgets of a broad range of potential customers. We acquire our inventory from new or late-model used car dealers, used car wholesalers, used car auctions, and customer trade-ins. In making purchases, we take into account each car's retail value and the costs of buying, reconditioning, and delivering the car for resale. After purchase, cars are generally delivered to one of our nearby inspection centers, where they are inspected and reconditioned for sale. Upon inspection, certain used cars do not meet our criteria for reconditioning either because it will cost too much to recondition the car, or because the car is in a condition too poor for us to recondition and sell. In these instances, we promptly sell the car in the wholesale market. Although the supply and prices of used cars are subject to market variance, we do not believe that we will encounter significant difficulty in maintaining the necessary inventory levels.

    Our average sales price per car was $7,997 for the year ended December 31, 1998 compared to $7,443 for the year ended December 31, 1997 and $7,107 in the year ended December 31, 1996. We typically require down payments of approximately 5.0% to 15.0% of the purchase price with the balance of the purchase price financed at fixed interest rates ranging from 21.0% to 29.9% over periods ranging from 12 to 48 months. We sell cars on an "as is" basis, and require our customers to sign an agreement at the date of sale releasing us from any obligation with respect to vehicle-related problems that subsequently occur. See "Legal Proceedings."

    Used Car Financing. We finance substantially all of the used cars that we sell at our dealerships through retail installment contracts, under which we provide the financing and service the collection of loan payments. Subject to the discretion of our sales managers, potential customers must meet our underwriting guidelines before we will agree to finance the purchase of a car.

In connection with each sale, customers are required to complete a credit application. Our employees then analyze and verify the customer application information, which contains employment and residence histories, income information, references, and other information regarding the customer's credit history.

    Our credit underwriting process takes into account the ability of our managers to make sound judgments regarding the extension of credit to sub-prime borrowers and to personalize financing terms to meet the needs of individual customers. For example, we may schedule contract payments to coincide with the customer's paydays, whether weekly, biweekly, semi-monthly, or monthly.

    Dealership Operations Computer Systems. We recently completed converting our chain of dealerships and loan service centers to a single integrated computer system. The system allows us to make the sale, service the loan, and track the vehicle and related loan. Once the final sales contract is generated, the system automatically adds the loan to our loan servicing and collections database and records the sale and related loan in our accounting system. We use communication networks that allow us to service large volumes of contracts from our centralized servicing facilities, while enabling the customer the flexibility to make payments at any of our dealership locations. In addition, we have developed comprehensive databases and sophisticated management tools, including static pool analysis, to analyze customer payment history and contract performance, and to monitor underwriting effectiveness.

    Advertising and Marketing. We have a large advertising budget. In general, our advertising campaigns emphasize our multiple locations, wide selection of quality used cars, and ability to provide financing to most sub-prime borrowers. We believe that our marketing approach creates brand name recognition and promotes our image as a professional, yet approachable, business. We use television, radio, billboard, and print advertising to market our dealerships.

    A primary focus of our marketing strategy is our ability to finance consumers with poor credit histories. Consequently, we have initiated innovative marketing programs designed to attract sub-prime borrowers, assist these customers in establishing good credit, reward those customers who pay on time, develop customer loyalty, and increase referral and repeat business. Among these programs are:

   o The Down Payment Back Program. This program encourages customers to make timely payments on their contracts by allowing them to receive a refund of their initial down payment at the end of the contract term, if all payments have been made by the scheduled due date.

   o The Income Tax Refund Program. During the first quarter of each year, we offer assistance to customers in the preparation of their income tax returns, including forwarding the customers' tax information to a designated preparer, paying the preparation fee (in most states), and, if they get a tax refund, crediting the refund toward the required down payment. This program enables customers to purchase cars without having to wait to receive their income tax refund.

   o $250 Visa Card Program. This program encourages customers to make timely payments on their contracts by allowing them to receive a Visa credit card with an initial credit limit of $250. This program offers otherwise unqualified customers the chance to obtain the convenience of a credit card and rebuild their credit records.

    We also operate a loan-by-phone program using our toll-free telephone number of 1-800-THE-DUCK, and accept credit inquiries on our web site at www.uglyduckling.com. Credit inquiries received over the web are reviewed by our employees, who then contact and schedule an appointment for the customers.

   Sales Personnel and Compensation. Each dealership is run by a general manager who has responsibility for the operations of the dealership facility, including:

   o  profitability of the dealership,
   o  final approval of sales and contract originations,
   o  inventory maintenance,
   o  the appearance and condition of the facility, and
   o  the hiring, training, and performance of dealership employees.

    We also typically staff each  dealership with a sales manager,  an assistant
sales  manager,   three  customer  service   representatives,   five  to  twelve
salespersons, and two lot attendants.

    We train our managers to be contract underwriters. They are paid a base salary and may earn bonuses based upon the overall performance of the contract portfolio originated at their dealership, as well as the dealership's profitability. Sales persons are paid on a commission basis. However, each sale must be underwritten and approved by a manager.

Monitoring and Collections

    One of our goals is to minimize credit losses through close monitoring of contracts in our portfolio. When a car sale is completed, the contract is automatically added to our loan servicing database. Our monitoring and collections staff then uses our collections software to monitor the performance of the contracts. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Risk Factors -- We are dependent on our data processing platforms and other technology. Our computer systems may be subject to a Year 2000 date failure."

    The collections software provides us with, among other things, up-to-date activity reports, allowing prompt identification of customers whose accounts have become past due. In accordance with our policy, collections personnel contact a customer with a past due account within three days of delinquency to inquire as to the reasons for the delinquency and to suggest ways in which the customer can resolve the underlying problem. Our early detection of a customer's delinquent status, as well as our commitment to working with our customers, allows us to identify and address payment problems quickly, and reduce the chance of credit loss. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allowance for Credit Losses."

    If our efforts to work with a customer are unsuccessful and the customer becomes seriously delinquent, we will take the necessary steps to minimize our loan loss and protect our collateral. Frequently, delinquent customers will recognize their inability to honor their contractual obligations and will work with us to coordinate "voluntary repossessions" of their cars. In other cases, we hire independent firms to repossess the vehicles. After repossession and a statutorily mandated waiting period, we typically sell the repossessed car in the wholesale market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allowance for Credit Losses."

    Unlike most other used car dealership chains or automobile finance companies, we permit our customers to make payments on their contracts in person at any of our dealerships or at any of our collection facilities. Payments received at our dealerships account for a significant portion of monthly contract receipts on the dealership portfolio.

Non-Dealership Operations

    Cygnet Dealer Program. Many independent used car dealers have difficulty obtaining working capital from traditional financing sources. As a result, they are forced to sell the finance receivables that they originate from the sale of used cars at significant discounts in order to obtain the working capital necessary to operate their businesses. Most financing programs available to independent used car dealers do not allow the dealer to service the loans sold. Yet, we believe that dealers prefer to service the loans they originate so they can maintain contact with the customer to more effectively collect payments and generate referrals or repeat business.

    To capitalize on this opportunity, we developed the Cygnet dealer program, which provides qualified dealers with warehouse purchase facilities and revolving lines of credit primarily secured by the dealers' finance receivable portfolios. The dealer remains responsible for collection of finance receivable payments and retains control of the customer relationship. The credit facilities are for specified amounts and are subject to various collateral coverage ratios, maximum advance rates, and performance measurements, depending on the financial condition of the dealer and the quality of the finance receivables originated. As a condition to providing financing, each dealer is required to satisfy certain criteria to qualify for the program, report collection activities to us on a daily basis and provide us with periodic financial statements. In addition, dealers are "audited" by our audit department on a periodic basis. As of December 31, 1998, we had lending relationships with a total of 63 independent dealers in 18 states, with principal balances totaling approximately $41 million.

    The dealer collection program is the primary product offered to independent dealers under the Cygnet dealer program. Under this program, we purchase finance receivables at a discount from qualified dealers. The dealer remains responsible for the collection of the contract payments and retains control of the customer relationship. We typically purchase finance receivable contracts at 65% to 75% of the principal balance subject to a maximum of 170% of the Kelly Blue Book wholesale price of the underlying collateral. All cash collections, including regular monthly payments, payoffs and repurchases, are deposited directly by the dealer into a bank account that we maintain and control. We keep all regular monthly cash payments and payoffs, and pay the dealer a servicing fee generally equal to 20% to 25% of the regular monthly cash payments collected. Generally, each dealer pays a nonrefundable initial audit fee plus a processing fee per contract or provides a security deposit. The dealer is required to repurchase all finance receivable contracts that are 45 days past due. The dealer collection program is full recourse to the dealer and typically includes personal guarantees by the principal owners of the dealership.

    We also offer a secured revolving line of credit to qualified dealers under the asset based loan version of the Cygnet dealer program. We generally advance up to 65% of the principal amount of eligible finance receivables subject to a maximum of 170% of the Kelly Blue Book wholesale price of the underlying collateral. We also charge an annual commitment fee of 1% to 2% of the available line and interest on any amounts outstanding at the rate of prime plus 5% to 9%. In addition, each dealer generally pays a nonrefundable initial audit fee plus a processing fee per contract. The dealer is responsible for collection of contract payments and maintaining the customer relationship. All cash collections are deposited directly into a bank account that we maintain and control. Finance receivables that are 45 days delinquent are excluded from the calculation of the amount available under the line of credit. If the exclusion of delinquent contracts causes the line to become over funded, then the dealer must either pay down the line or assign additional qualifying finance receivables to us. Each line of credit is full recourse to the dealer, typically with full guarantees by the principal owners of the dealership.

    Cygnet dealer's net investment in finance receivables purchased from two third party dealers totaled approximately $15.1 million representing approximately 34% of Cygnet dealer's net finance receivables portfolio as of December 31, 1998. There were no other third party dealer loans that exceeded 10% of Cygnet dealer's finance receivable portfolio as of December 31, 1998.

    Bulk Purchasing and Loan Servicing Operations. In 1997 and 1998, we entered into several large servicing and/or bulk purchasing transactions involving third party dealer contract portfolios. The most significant of these transactions is our involvement in the bankruptcy proceedings of First Merchants Acceptance Corporation ("FMAC") described below. Our non-dealership operations service loans from facilities in Nashville, Tennessee, Aurora, Colorado and Plano, Texas. As of December 31, 1998, our loan servicing segment employed approximately 450 employees and serviced approximately 80,000 loans with an aggregate principal balance of $587 million.

    Our non-dealership operations use separate computer systems from our dealership operations. However, our collection policies and procedures for non-dealership operations are generally the same as those used by our dealership operations. See "Monitoring and Collections" above.

    The following describes certain aspects of our involvement in the bankruptcy case of FMAC and in FMAC's approved plan of reorganization which were undertaken through our bulk purchasing and loan servicing operations. FMAC emerged from bankruptcy on April 1, 1998.

    Senior Bank Debt Claims. On August 21, 1997, we purchased 78% of the senior bank debt of FMAC for approximately $69 million, which represented a discount of 10% of the outstanding principal amount of such debt. In addition, we agreed to pay the selling banks additional consideration up to the amount of this 10% discount (or approximately $7.6 million) if FMAC makes cash payments or issues notes at market rates to its unsecured creditors and equity holders in excess of 10% of their allowed claims against FMAC. In connection with the purchase, we also issued to the selling banks warrants to purchase up to 389,800 shares of our common stock at an exercise price of $20.00 per share at any time through February 20, 2000. We subsequently purchased the remaining senior bank debt at a 5% discount.

    The contracts securing the senior bank debt were then sold to a third party (the "Contract Purchaser") at a profit. We guaranteed to the Contract Purchaser a specified return on the contracts that it purchased. Our maximum exposure on this guarantee was approximately $8.0 million at December 31, 1998. However, we do not believe that we will be required to make any payments under this guarantee. Consequently, we have not accrued any liability related to this guarantee as of December 31, 1998. We recorded a gain in the fourth quarter of 1997 of approximately $8.1 million ($5.0 million, net of income taxes) from the senior bank debt transaction.

    Once the Contract Purchaser has received its guaranteed return on the contracts, we are entitled to additional recoveries from the contracts up to a specified amount. FMAC has guaranteed to us on a non-recourse basis our recovery of this amount, secured by the residual interests and certain equity certificates in FMAC's securitization transactions (collectively, the "B Pieces"). However, with certain exceptions, if we do not continue to service the contracts sold to the Contract Purchaser, the guaranteed amount will be limited to $10 million.

    DIP Facility. We have agreed to provide debtor-in-possession financing to FMAC (the "DIP Facility"). As of December 31, 1998, our maximum commitment under the DIP Facility was reduced to $12.4 million, of which $12.2 million was outstanding. FMAC pays interest on the DIP Facility at 10% per year. The DIP Facility is scheduled to be repaid with certain income tax refunds and, after payment of FMAC's guarantee to us, distributions from FMAC's B pieces. Under the terms of the agreement, FMAC must apply the first $10 million of income tax refunds to pay down the DIP Facility. These payments will permanently reduce the maximum that FMAC can borrow under the DIP Facility. Payments from B Pieces will also pay down and permanently reduce the maximum amount FMAC can borrow under the DIP Facility. Payments made on the DIP Facility from sources other than income tax refunds and B Pieces will not permanently reduce the maximum amount and FMAC is allowed to reborrow such amounts under the DIP Facility. As of December 31, 1998, FMAC had applied approximately $9.1 million in income tax refunds to pay down and reduce the maximum availability under this facility. Although we have declared FMAC in default under the DIP Facility, we are negotiating a resolution of this matter with FMAC, which may include an increase in the DIP Facility of up to approximately $2.0 million.

    Excess Collections Split. We will split with FMAC any excess recovery on the contracts sold to the Contract Purchaser and on the B Pieces, after FMAC pays its guaranteed amount to us, the DIP Facility and our fees. We are entitled to receive 17 1/2% of the excess with the remaining 82 1/2% being distributed to FMAC (the "Excess Collections Split"). The Excess Collections Split allocation may be reduced or eliminated if certain events occur. As of December 31, 1998, we had not recognized any revenue from the Excess Collections Split. We anticipate recognizing revenue on this transaction at the time collections under the arrangement are probable and reasonably estimable. If several conditions are met, including that our common stock is trading at $8 or more, we have the right to issue shares of our common stock to FMAC or its unsecured creditors or equity holders in exchange for all or part of FMAC's portion of the Excess Collection Split.

    Servicing. We service the contracts sold to the Contract Purchaser and the contracts in all but one of FMAC's securitized pools, and receive servicing fees.

    Other Matters. On the effective date of FMAC's plan of reorganization, in addition to the warrants described above, we issued warrants to FMAC to purchase up to 325,000 shares of our common stock at $20.00 per share. These warrants are exercisable through April 1, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--We Have Certain Risks Relating to the FMAC Transaction".

Discontinued Operations/Split-Up of the Company

    Contract Purchasing. In 1994, we acquired Champion Financial Services, Inc., an independent automobile finance company. In April 1995, we initiated an aggressive plan to expand Champion's branch office network and, by December 31, 1997, we operated 83 branch offices across the country. In February 1998, we announced our intention to close the branch office network and exit this line of business in the first quarter of 1998. We recorded a pre-tax charge to discontinued operations totaling approximately $9.1 million (approximately $5.6 million, net of income taxes) during the first quarter of 1998. In addition, a $6.0 million charge (approximately $3.6 million, net of income taxes) was taken during the third quarter of 1998 due primarily to higher than anticipated loan losses and servicing expenses. The branch office closure was substantially complete by the end of the first quarter of 1998.

    In the third quarter of 1997, we announced a strategic evaluation of our non-dealership operations, including the possible sale or spin-off of these operations. In February 1998, in addition to closing our branch offices, we announced our intent to evaluate alternatives for our remaining non-dealership operations. On April 28, 1998, we announced that our Board of Directors had directed management to proceed with separating current operations into two companies and subsequently formed a new wholly owned subsidiary, Cygnet Financial Corporation ("Cygnet"), to operate the Cygnet dealer program and the bulk purchase and third party loan servicing operations. Since that date, these businesses were classified as discontinued operations in our consolidated financial statements. A proposal to split-up the two companies through a rights offering was approved by our stockholders at the annual stockholders meeting held in August 1998. We subsequently issued rights to our stockholders to purchase Cygnet common stock. Due to a lack of stockholder participation, however, the rights offering was canceled. We recorded a $2.0 million charge ($1.2 million, net of income tax) in the third quarter of 1998 to write off the costs associated with the rights offering. In the first quarter of 1999, we discontinued efforts to sell or spin off the Cygnet dealer program and bulk purchasing and loan servicing operations and have reclassified these operations into continuing operations for all years presented in the consolidated financial statements and this Form 10-K.

    Accordingly, while the branch office network continues to be reported as discontinued operations, the Cygnet dealer program and bulk purchasing and loan servicing operations (including the FMAC transaction) have been reclassified into continuing operations for the years ended December 31, 1998, 1997, and 1996 in our accompanying consolidated financial statements.

Regulation, Supervision, and Licensing

    Our operations are subject to ongoing regulation, supervision, and licensing under various federal, state, and local laws related to the sale of cars, the extension of credit, and the collections of loans. Among other things, these laws:

   o  require that we obtain and maintain certain  licenses and  qualifications,
   o limit or prescribe terms of the contracts that we originate and/or purchase,
   o  require specific disclosures to customers,
   o  limit our right to repossess and sell collateral, and
   o  prohibit us from discriminating against certain customers.

    We typically charge fixed interest rates significantly in excess of traditional finance companies on the contracts originated at our dealerships. Currently, a significant portion of our used car sales activities are conducted in, and a significant portion of the contracts we service were originated in, states which do not impose limits on the interest rate that a lender may charge. However, we have expanded, and will continue to expand our operations into states that impose interest rate limits, such as Florida and Texas.

    We believe that we are currently in substantial compliance with all applicable material federal, state, and local laws and regulations. However, if we do not remain in compliance with such laws, this failure could have a material adverse effect on our operations. In addition, the adoption of additional laws, changes in the interpretation of existing laws, or our entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on our business.

Trademarks and Proprietary Rights

    We have an ongoing program under which we evaluate our intellectual property and consider appropriate Federal and State intellectual property related filings. We believe that the value of our trademarks is increasing with the development of our business, but that our business as a whole is not materially dependent on our trademarks. We believe we have taken appropriate measures to protect our proprietary rights. However, there can be no assurance that such efforts have been successful.

Competition

    Although the used car industry has historically been highly fragmented, it has attracted significant attention from a number of large companies, including AutoNation, U.S.A, and Car Max, all of whom have entered the used car sales business or announced plans to develop large used car sales operations. Many franchised automobile dealers have increased their focus on the used car market as well. We believe that these companies are attracted by the relatively high gross margins that can be achieved in this market as well as the industry's lack of consolidation. Many of these companies and franchised dealers have significantly greater financial, marketing and other resources than we have. However, none of these companies currently represent significant direct competition in the sub-prime market. Currently, our major competition for our dealership operations is the numerous independent buy here-pay here dealers that sell and finance sales of used cars to sub-prime borrowers. See "Business--Company Dealership Operations" for a description of how we distinguish our operations from those of typical buy here-pay here dealers.

    Our non-dealership operations are also highly competitive. In these operations, we compete with a variety of finance companies, financial institutions, and providers of financial services, many of whom have significantly greater resources, including access to lower priced capital. In addition, there are numerous financial services companies serving, or capable or serving, these markets. While traditional financial institutions, such as commercial banks, savings and loans, credit unions, and captive finance companies of major automobile manufacturers, have not consistently served the sub-prime markets, the yields earned by companies involved in sub-prime financing have encouraged certain of these traditional institutions to enter, or contemplate entering these markets.

    Increased competition may cause downward pressure on sales prices and/or on the interest rate we charge on contracts originated at our dealerships, or cause us to reduce or eliminate acquisition discounts on the contracts we purchase in our non-dealership operations. Such events would have a material adverse affect on us.

Employees

    At December 31, 1998, we employed approximately 2,500 persons. None of our employees are covered by a collective bargaining agreement.

Seasonality

    Historically, we have experienced higher same store revenues in the first two quarters of the year than in the latter half of the year. We believe that these results are due to seasonal buying patterns resulting in part because many of our customers receive income tax refunds during the first half of the year, which are a primary source of down payments on used car purchases.

                              ITEM 2 -- PROPERTIES

    As of December 31, 1998, we leased substantially all of our facilities, including 55 dealerships, four collection facilities that service our dealership portfolios, four non-dealership collection facilities, four inspection centers, and our corporate offices. We are continuing to negotiate lease settlements and terminations with respect to our branch office network closure. Our corporate and divisional administrative offices are located in approximately 40,000 square feet of leased space in Phoenix, Arizona.


                           ITEM 3 -- LEGAL PROCEEDINGS

     We sell our cars on an "as is" basis. We require all customers to acknowledge in writing on the date of sale that we disclaim any obligation for vehicle-related problems that subsequently occur. Although we believe that these disclaimers are enforceable under applicable laws, there can be no assurance that they will be upheld in every instance. Despite obtaining these disclaimers, in the ordinary course of business, we receive complaints from customers relating to vehicle condition problems as well as alleged violations of federal and state consumer lending or other similar laws and regulations. Most of these complaints are made directly to us or to various consumer protection organizations and are subsequently resolved. However, customers occasionally name us as a defendant in civil suits filed in state, local, or small claims courts. Additionally, in the ordinary course of business, we are a defendant in various other types of legal proceedings. Although we cannot determine at this time the amount of the ultimate exposure from these lawsuits, if any, we, based on the advice of counsel, do not expect the final outcome to have a material adverse effect on our financial position.


          ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                 ITEM 4A -- EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Information Concerning Our Executive Officers as of March 24, 1999.



          Name                    Age                         Position
------------------------          ---     ----------------------------------------------------
Ernest C. Garcia II.........       41     Chairman of the Board (since 1992) and Chief Executive Officer
Gregory B. Sullivan.........       40     Director (since 1998), President and Chief Operating Officer
Steven P. Johnson...........       39     Senior Vice President, General Counsel and Secretary
Steven T. Darak.............       51     Senior Vice President and Chief Financial Officer
Donald L. Addink............       49     Senior Vice President - Senior Analyst


    Ernest C. Garcia II has served as our Chairman of the Board and Chief Executive Officer since 1992, and served as President from 1992 to 1996. Mr. Garcia is also a significant stockholder of Ugly Duckling, owning approximately 29.8% of our stock at December 31, 1998. Since 1991, Mr. Garcia has served as President of Verde Investments, Inc., a real estate investment corporation that is also an affiliate of us. Mr. Garcia's sister is married to Mr. Johnson. See below "Involvement in Certain Legal Proceedings by Directors and Executive Officers."

    Gregory B. Sullivan has served as our President and Chief Operating Officer since March 1996. In 1998, Mr. Sullivan was elected to our Board of Directors. Mr. Sullivan has also served as President of Ugly Duckling Car Sales, Inc. since December 1996. From 1995 through February 1996, Mr. Sullivan was a consultant to us. Mr. Sullivan formerly served as President and principal stockholder of an amusement game manufacturing company that he co-founded in 1989 and sold in 1994. Prior to 1989, Mr. Sullivan was involved in the securities industry and practiced law with a large Arizona firm. He is an inactive member of the State Bar of Arizona. Mr. Sullivan's sister is married to John N. MacDonough, another member of our Board of Directors.

    Steven P. Johnson has served as our Senior Vice President, General Counsel and Secretary since 1992. Since 1991, Mr. Johnson has also served as the General Counsel of Verde, an affiliate of us. Prior to 1991, Mr. Johnson practiced law in Tucson, Arizona. Mr. Johnson is licensed to practice law in Arizona and Colorado and is married to the sister of Mr. Garcia.

    Steven T. Darak has served as our Senior Vice President and Chief Financial Officer since February 1994, having joined us in 1994 as Vice President and Chief Financial Officer. From 1989 to 1994, Mr. Darak owned and operated Champion Financial Services, Inc., a used car finance company we acquired in early 1994. Prior to 1989, Mr. Darak served in various positions in the banking industry and in public accounting.

    Donald L. Addink has served as our Senior Vice President -- Senior Analyst since November 1998. From 1995 to November 1998, he served as our Vice President
- Senior Analyst. From 1988 to 1995, Mr. Addink served as Executive Vice President of Pima Capital Co., a life insurance holding company. Prior to 1988, Mr. Addink served in various capacities with a variety of insurance companies. Mr. Addink is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.

    Our officers serve at the discretion of our Board of Directors. The present term of office for the officers named above will expire on June 2, 1999 or on their earlier retirement, resignation, or removal. Except as summarized above, there is no family relationship among any of our officers.

(b)Involvement   in  Certain  Legal   Proceedings  by  Directors  and  Executive
   Officers.

    Prior to 1992, when he founded Ugly Duckling, Mr. Garcia was involved in various real estate, securities, and banking ventures. Arising out of two transactions in 1987 between Lincoln Savings and Loan Association ("Lincoln") and entities controlled by Mr. Garcia, the Resolution Trust Corporation (the "RTC"), which ultimately took over Lincoln, asserted that Lincoln improperly accounted for the transactions and that Mr. Garcia's participation in the transactions facilitated the improper accounting. Facing severe financial pressures, Mr. Garcia agreed to plead guilty to one count of bank fraud, but in light of his cooperation with authorities both before and after he was charged, was sentenced to only three years probation, which has expired, was fined $50

(the minimum fine the court could assess), and during the period of his probation, which ended in 1996, was banned from becoming an officer, director or employee of any federally-insured financial institutions or a securities firms without governmental approval. In separate actions arising out of this matter, Mr. Garcia agreed not to violate the securities laws, and filed for bankruptcy both personally and with respect to certain entities he controlled. The bankruptcies were discharged by 1993.

                                     PART II

         ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES
                         AND RELATED STOCKHOLDER MATTERS

    Our common stock trades on the Nasdaq Stock Market under the symbol "UGLY." The high and low closing sales prices of the common stock, as reported by Nasdaq for the two most recent fiscal years are reported below.

                                                             Market Price
                                                        ---------------------
                                                         High           Low
                                                        -------       -------
Fiscal Year 1997:
First Quarter....................................       $ 25.75       $ 16.25
Second Quarter...................................       $ 18.06       $ 13.13
Third Quarter....................................       $ 17.00       $ 12.50
Fourth Quarter...................................       $ 16.75       $  7.69

Fiscal Year 1998:
First Quarter....................................       $ 10.88       $  6.31
Second Quarter...................................       $ 12.69       $  8.00
Third Quarter....................................       $  9.13       $  4.63
Fourth Quarter...................................       $  6.00       $  4.25

    On March 22, 1999, the last reported sale price of the common stock on Nasdaq was $6.44 per share. On March 22, 1999 there were approximately 93 record owners of our common stock. We estimate that as of such date there were approximately 2,000 beneficial owners of our common stock.

    Dividend Policy. We have never paid dividends on our common stock and do not anticipate doing so in the foreseeable future. It is the current policy of our Board of Directors to retain any earnings to finance the operation and expansion of our business or to repurchase our common stock pursuant to an existing stock buy back program. In addition, the terms of our primary revolving credit facility prevent us from declaring or paying dividends in excess of 15.0% of each year's net earnings available for distribution. Our future financings may also include such restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Financing Resources -- Revolving Facility."

    Exchange Offer. In the fourth quarter of 1998, we issued a total of approximately $17.5 million of our 12% subordinated debentures due 2003 in exchange for approximately 2.7 million shares of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources -- Supplemental Borrowings -- Exchange Offer." Beginning on March 2, 1999, the debentures became listed and trade on the American Stock Exchange under the ticker symbol UGY.

                 ITEM 6 -- SELECTED CONSOLIDATED FINANCIAL DATA
               (In thousands, except per share and operating data)

    The following table sets forth our selected historical consolidated financial data for each of the years in the five-year period ended December 31, 1998. The selected annual historical consolidated financial data for 1998, 1997, 1996, 1995, and 1994 are derived from our consolidated financial statements audited by KPMG LLP, independent auditors. For additional information, see our consolidated financial statements included elsewhere in this report. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         Years Ended December 31,
                                      -----------------------------------------------------------
                                         1998        1997         1996        1995         1994
                                      ---------   ---------    ---------    --------     --------
                                                (In thousands, except per share amounts)
Statement of Operations Data:
Sales of Used Cars................    $ 287,618   $ 123,814    $  53,768   $  47,824     $ 27,768

Less:
  Cost of Used Cars Sold..........      167,014      72,358       31,879      29,733       13,604
  Provision for Credit Losses.....       67,634      23,045        9,657       8,359        8,024
                                      ---------   ---------    ---------    --------     --------
                                         52,970      28,411       12,232       9,732        6,140
                                      ---------   ---------    ---------    --------     --------

Interest Income...................       27,828      18,736        8,597       8,227        4,683
Gain on Sale of Loans.............       12,093      14,852        3,925          --           --
Servicing and Other Income........       38,631      12,681        2,537         308          556
                                      ---------   ---------    ---------    --------     --------
                                         78,552      46,269       15,059       8,535        5,239
                                      ---------   ---------    ---------    --------     --------
Income before Operating Expenses..      131,522      74,680       27,291      18,267       11,379
Operating Expenses................      118,702      55,741       18,085      16,758       10,837
                                      ---------   ---------    ---------    --------     --------
Income before Interest Expense....       12,820      18,939        9,206       1,509          542
Interest Expense..................        6,904       2,774        2,429       5,328        2,870
                                      ---------   ---------    ---------    --------     --------
Earnings (Loss) before Income
  Taxes...........................        5,916      16,165        6,777      (3,819)      (2,328)
Income Taxes (Benefit)............        2,396       6,637          100          --         (334)
                                      ---------   ---------    ---------    --------     --------
Earnings (Loss) from Continuing
  Operations......................    $   3,520   $   9,528    $   6,677   $  (3,819)    $ (1,994)
                                      =========   =========    =========   =========     ========

Earnings (Loss) per Common Share
  from Continuing Operations:
Basic ............................    $    0.19   $    0.53    $    0.73   $   (0.69)   $   (0.36)
                                      =========   =========    =========   =========    =========
Diluted...........................    $    0.19   $    0.52    $    0.69   $   (0.69)   $   (0.36)
                                      =========   =========    =========   =========    =========

EBITDA                                $  18,555   $  22,240    $  10,588     $ 3,298    $   1,513

Balance Sheet Data:
Finance Receivables, Net..........    $  163,209  $  90,573    $  17,348    $ 27,732      $14,534
Total Assets......................       345,975    276,426      117,629      60,712       29,681
Subordinated Notes Payable........        43,741     12,000       14,000      14,553       18,291
Total Debt........................       161,035     76,821       28,904      49,754       28,233
Preferred Stock...................            --         --           --      10,000           --
Common Stock......................       173,828    172,622       82,612         127           77
Treasury Stock....................      (14,510)         --           --          --           --
Total Stockholders' Equity
  (Deficit).......................    $  162,767  $ 181,774    $  82,319     $ 4,884      $(1,194)

----------

Note: See "Business-Company  Dealership Operations" for a summary of significant acquisitions during 1997, and a description of our conversion to a single integrated computer system in 1998. Also, see "Business--Discontinued Operations/Split-Up of the Company" for a description of significant charges taken in 1998 for the closure of our branch office network, and our attempted split-up of Ugly Duckling. Finally, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations -- Dealership Operations" for a discussion of a change in our securitization structure in the fourth quarter of 1998.

                ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview

    We have experienced a number of significant events during the past three years. Some of the more important events follow:

o     During 1996 we:

   o completed our initial public offering and secondary offering of common stock generating a total of $79.4 million in cash.

o  During 1997 we:

   o completed a private placement of common stock in February 1997 generating $88.7 million in cash,
   o completed a conversion of one of our loan servicing systems. We experienced various transitional problems with the conversion, which resulted in a charge of $5.7 million (approximately $3.4 million, net of income taxes) to write down our residuals in finance receivables sold,
   o completed three significant acquisitions and developed new stores to increase our total number of dealerships in operation from seven to 41 at December 31, 1997, and
   o expanded our dealership chain from two markets at the end of 1996 to ten markets at the end of 1997.

o  During 1998 we:

   o closed our branch office network resulting in two significant charges to discontinued operations totaling $15.1 million (approximately $9.2 million, net of income taxes),
   o  completed the conversion of our dealerships to a single computer system,
   o  attempted  to  split-up  the company  through  a rights  offering  to  our stockholders. We terminated the rights offering due to a lack of stockholder participation. Although the rights offering was unsuccessful, the exercise of splitting the operations and management teams has proven beneficial to each of our businesses,
   o completed an exchange offer whereby we issued $17.5 million in subordinated debentures and repurchased approximately 2.7 million shares of our common stock, and
   o changed the way we structure our securitization transactions for accounting purposes from a sale to a financing. The change had a significant effect on earnings in 1998.

    In this discussion and analysis we explain the general financial condition and the results of operations of Ugly Duckling and its subsidiaries. In particular, we analyze and explain the annual changes in the results of operations of our various business segments. As you read this discussion, you should refer to our Consolidated Financial Statements beginning on page 41, which contain the results of our operations for 1998, 1997, and 1996.

Results of Operations- Years Ended December 31, 1998, 1997 and 1996

    Income items in our Statement of Operations consist of:

   o  Sales of Used Cars
          less Cost of Used Cars Sold
          less Provision for Credit Losses
   o  Interest Income
   o  Gain on Sale of Loans
   o  Servicing and Other Income

Sales of Used Cars and Cost of Used Cars Sold

                                                   (dollars in thousands)
                                           1998              1997             1996
                                        ----------       -----------       ----------
Used Cars Sold (Units)..............        35,964            16,636            7,565
                                        ==========       ===========       ==========

Sales of Used Cars .................    $  287,618       $   123,814       $   53,768
Cost of Used Cars Sold .............       167,014            72,358           31,879
                                        ----------       -----------       ----------
Gross Margin .......................    $  120,604       $    51,456       $   21,889
                                        ==========       ===========       ==========

Gross Margin %......................         41.9%            41.6%             40.7%
                                        ==========       ===========       ==========

Per Unit Sold:
Sales ..............................    $    7,997       $     7,443       $    7,107
Cost of Used Cars Sold .............         4,644             4,349            4,214
                                        ----------       -----------       ----------
Gross Margin .......................    $    3,353       $     3,093       $    2,893
                                        ==========       ===========       ==========


     The number of cars sold (units) increased by 116.2% for the year ended December 31, 1998 over the year ended December 31, 1997, compared to an increase of 119.9% over the year ended December 31, 1996. Same store unit sales in the year ended December 31, 1998 were compararable to the year ended December 31, 1997. We anticipate future revenue growth would come from increasing the number of dealerships and not from higher sales volumes at existing dealerships. Same store unit sales declined by 11.6% in the year ended December 31, 1997 compared to the year ended December 31, 1996. We believe that this decline was due primarily to the increased emphasis on underwriting at our dealerships, particularly at one dealership where unit sales decreased by 742 units, which represents 85.0% of the net decrease for the year ended December 31, 1997.

    Sales of Used Cars (revenues) increased by 132.3% for the year ended December 31, 1998 over the year ended December 31, 1997, compared to a 130.3% increase over the year ended December 31, 1996. The growth for these periods reflects increases in the number of dealerships in operation and the average unit sales price. The Cost of Used Cars Sold increased by 130.8% for the year ended December 31, 1998 over the year ended December 31, 1997, compared to an increase of 127.0% over the year ended December 31, 1996. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) increased by 134.4% for the year ended December 31, 1998 over the year ended December 31, 1997, compared to an increase of 135.1% over the year ended December 31, 1996. The gross margin percentage has increased over the past two years, as we have been successful in increasing our sales prices by more than the increase in the cost of used cars sold.

    Our average sales price per car increased by 7.4% for the year ended December 31, 1998 over the year ended December 31, 1997, compared to a 4.7% increase in the year ended December 31, 1997 from the year ended December 31, 1996. The increase in the average sales price was necessary to offset the increase in the Cost of Used Cars Sold. On a per unit basis, the Cost of Used Cars Sold increased by 6.8% for the year ended December 31, 1998 over the year ended December 31, 1997, compared to an increase of 3.2% over the year ended December 31, 1996.

Provision for Credit Losses

    We record provisions for credit losses in our dealership operations and our non-dealership operations.

   Dealership Operations. Following is a summary of the Provision for Credit Losses from our dealership operations:

                                                        1998         1997       1996
                                                      -------      -------     ------

 Provision for Credit Losses (in thousands)...        $65,318      $22,354     $9,657
                                                      =======      =======     ======

 Provision per contract originated............          1,837      $1,397      $1,394
                                                     ========      =======     ======

 Provision as a percentage of
   principal balances originated..............          23.6%        19.1%      19.7%
                                                     ========     ========     ======


      The Provision for Credit Losses in our dealership operations increased by 192.2% in the year ended December 31, 1998 over the year ended December 31, 1997, compared to an increase of 131.5% over the year ended December 31, 1996. The Provision for Credit Losses per unit originated at our dealerships increased by 31.5% in the year ended December 31, 1998 over the year ended December 31, 1997, compared to an increase of 0.2% over the year ended December 31, 1996. The increase in 1998 was primarily due to an increase in the average amount financed to $7,796 per unit in the year ended December 31, 1998 from $7,301 per unit in the year ended December 31, 1997 and from the change in our securitization structure beginning in the fourth quarter of 1998.

    As a percentage of dealership contract principal balances originated, the Provision for Credit Losses averaged 23.6% for the year ended December 31, 1998, 19.1% for the year ended December 31, 1997, and 19.7% for the year ended December 31, 1996. When we changed how we structure securitizations for accounting purposes in the fourth quarter of 1998, we also changed the timing of providing for credit losses. For periods prior to the fourth quarter of 1998, we generally provided a Provision for Credit Losses of approximately 20% of the loan principal balance at the time of origination to record the loan at the lower of cost or market. However, as a consequence of our revised securitization structure, we will now be retaining securitized loans on our balance sheet and recognizing income over the life of the contracts. Therefore, for loans originated in the fourth quarter of 1998, we increased the provision for credit losses to 27% of the principal balance at the time of origination. We also increased the provision for credit losses to 27% on loans originated in prior periods that had not been securitized prior to the fourth quarter.

    Non-Dealership Operations. The provision for credit losses in our non-dealership operations increased by 235.2% to $2.3 million in the year ended December 31, 1998 from $691,000 in the year ended December 31, 1997. The increase was primarily due to the significant increase in loans under the Cygnet dealer program. There was no provision for credit losses in our non-dealership operations in 1996, since there was no significant activity until 1997.

    See "Allowance for Credit Losses" below.

Interest Income

    We generate Interest Income from both our dealership operations and our non-dealership operations.

    Dealership Operations. Interest Income consists primarily of interest on finance receivables from our dealership sales and income from Residuals in Finance Receivables Sold from our prior securitizations. Interest Income increased by 37.6% to $17.3 million for the year ended December 31, 1998 from $12.6 million for the year ended December 31, 1997, which increased by 46.1% from $8.6 million in the year ended December 31, 1996. The increases were primarily due to the increase in the average finance receivables retained on our balance sheet during these periods. However, because we structured most of our securitizations to recognize income as sales during 1998, 1997, and 1996, Interest Income was lower than if we had structured the securitizations as secured financings for accounting purposes.

    A primary element of our sales strategy is to provide financing to our customers, almost all of whom are sub-prime borrowers. As summarized in the following table, we continue to increase the percentage of sales revenue financed, and the number of units sold.

                                                1998         1997         1996
                                                ----         ----         ----
Percentage of sales revenue financed...         96.4%        94.4%        90.5%

Percentage of used cars sold financed..         98.9%        96.2%        91.6%

    As a result of our expansion into markets with interest rate limits, the yield on our dealership receivable contracts has gone down. The average effective yield on finance receivables from our dealerships was approximately 25.8% for the year ended December 31, 1998, 26.7% for the year ended December 31, 1997, and 29.2% for the year ended December 31, 1996. Our policy is to charge 29.9% per year on our dealership contracts. However, in those states that impose interest rate limits, we charge the maximum interest rate permitted.

    Non-Dealership Operations. In our non-dealership operations, we generate interest income primarily from a loan we made to FMAC as part of its bankruptcy proceedings, and from our Cygnet dealer program. Interest Income from the FMAC transaction decreased by 52.0% to $1.8 million from $3.8 million in 1997 when we originated the FMAC loan. During a portion of 1997, in addition to our debtor-in-possession loan to FMAC, we held other notes receivable from FMAC totaling approximately $76.3 million. We sold receivables that secured the notes for a gain at the end of 1997. Interest income from the Cygnet dealer program increased by 269.2% to $8.7 million from $2.4 million in 1997 when the Cygnet dealer program commenced significant operations. The increase in interest income in the Cygnet dealer program reflects a significant increase in the amount of loans outstanding during 1998 compared to 1997.

Gain on Sale of Loans

    A summary of Gain on Sale of Loans follows:

                                                       (dollar amounts in thousands)
                                                  1998             1997              1996
                                              -----------       ------------     ------------
Dealership Operations...................      $    12,093       $     6,721      $       3,925
Non-Dealership Operations...............              --              8,131                --
                                              -----------       ------------     ------------
                                              $    12,093       $    14,852      $       3,925
                                              ===========       ===========      =============

Gain on Sale of Loans as a percentage
  of principal balances securitized -
  dealership operations ................              5.4%          (1) 8.2%             6.7%
                                              ===========       ===========     ============

(1) Excluding a $5.7 million charge in 1997 described below

    Dealership Operations. We recorded Gain on Sale of Loans related to securitization transactions of $12.1 million during the year ended December 31, 1998, $6.7 million (net of a $5.7 million charge) during the year ended December 31, 1997, and $3.9 million during the year ended December 31, 1996. We recorded a $5.7 million charge (approximately $3.4 million net of income taxes) in the third quarter of 1997 in order to adjust our assumptions related to our previously completed securitization transactions. The decrease in Gain on Sale (excluding the $5.7 million charge in 1997) as a percentage of principal balances securitized in 1998 compared to 1997 is primarily due to the use of a higher cumulative charge off assumption in the 1998 securitizations and the securitized portfolios in 1998 having a shorter weighted average life than those in 1997. The increase in Gain on Sale (excluding the $5.7 million charge in 1997) as a percentage of principal balances securitized in 1997 compared to 1996 is primarily due to a decrease in the weighted average borrowing rate of the underlying Class A certificates. See "Securitizations-Dealership Operations" below for a summary of the structure of our securitizations.

    Non-Dealership Operations. During 1997, our non-dealership operations entered into a series of transactions with FMAC including transactions in which we acquired 100% of FMAC's senior bank debt. When FMAC put the finance contracts securing this debt up for bid, we purchased the contracts by releasing the debt. We then sold the contracts to a third party purchaser. We recorded a one-time gain of $8.1 million from this transaction. See "Business--Non-Dealership Operations--Bulk Purchasing and Loan Servicing Operations."

Servicing and Other Income

    We generate Servicing and Other Income from both our dealership operations and our non-dealership operations. A summary of Servicing and Other Income follows (in thousands):

                                                           Non-Dealership
                             Dealership Operations            Operations
                             ---------------------         ---------------

                                    Company
                        Company    Dealership   Corporate        Cygnet
                      Dealerships  Receivables  and Other    Loan Servicing        Total
                      -----------  -----------  ---------    --------------    -----------
1998..................$      389    $  15,453    $    493      $    22,296     $    38,631
1997..................$    1,498    $   8,814    $  2,013      $       356     $    12,681
1996..................$      195    $   1,887    $    455      $        --     $     2,537


    Dealership  Operations.  Servicing  and Other  Income  increased by 32.5% to
$16.3 million in the year ended December 31, 1998 over the $12.3 million recognized in 1997, which was an increase of 385.8% over the $2.5 million in 1996. We service our securitized contracts for monthly fees ranging from .25% to
 .33% of the beginning of month principal balances (3.0% to 4.0% per year). The significant increase in Servicing and Other Income is primarily due to the increase in the principal balance of contracts being serviced under the securitization program and the addition in 1997 of the Kars portfolio. Although we acquired several dealerships in the Kars transaction, the owners retained the loan portfolio, which we service. In addition, the increase in 1997 was also due to our investment income on the proceeds from our private placement that we closed in February 1997. We recorded earnings on these investments of $1.2 million compared to no investment earnings in the year ended December 31, 1996.

    Non-Dealership Operations. In April 1998, we began servicing loans on behalf of FMAC. Shortly thereafter, we entered into additional agreements to service loan portfolios on behalf of other third parties. Our servicing fee is generally a percentage of the portfolio balance (generally 3.25% to 4.0% per year) with a minimum fee per loan serviced (generally $14 to $17 per month). Servicing and Other Income totaled $22.3 million in the year ended December 31, 1998, compared to $356,000 in 1997 and $0 in 1996.

    Our non-dealership operations have entered into servicing agreements with two companies that have filed and subsequently emerged from bankruptcy and continue to operate under their approved plans of reorganization. Under the terms of the respective servicing agreements and approved plans of reorganization, once certain creditors of the bankrupt companies have been paid in full, we are entitled to certain incentive compensation in excess of the servicing fees that we have earned to date. Under the terms of the agreements with FMAC, we are scheduled to receive 17.5% of all collections of the serviced portfolio once the specified creditors have been paid in full. See
"Business--Non-Dealership Operations--Bulk Purchasing and Loan Servicing Operations." Under the terms of the second agreement, we are scheduled to receive the first $3.25 million in collections once the specified creditors have been paid in full and 15% thereafter. We are required to issue warrants to purchase up to 150,000 shares of our common stock to the extent we receive the $3.25 million and, in addition, will be required to issue 75,000 warrants for each $1.0 million in incentive fee income we receive after we collect the $3.25 million. As of December 31, 1998, we estimate that the incentive compensation could range from $0 to $8.0 million under both agreements. We have not accrued any fee income from these incentives.

Income before Operating Expenses

    As a result of our continued expansion, Income before Operating Expenses grew by 76.1% to $131.5 million for the year ended December 31, 1998 from $74.7 million for the year ended December 31, 1997, compared to an increase of 173.6% from $27.3 million in 1996. Growth of Sales of Used Cars, Interest Income, Gain on Sale of Loans, and Servicing and Other Income were the primary contributors to the increase.

Operating Expenses

    Operating Expenses consist of:

   o  Selling and Marketing Expenses,
   o  General and Administrative Expenses, and
   o  Depreciation and Amortization.

    A summary of operating expenses for our business segments for the years ended December 31, 1998, 1997 and 1996 follows (in thousands):

                                       Dealership Operations              Non-Dealership Operations
                                       ---------------------              -------------------------


                                              Company                  Cygnet      Cygnet
                                  Company     Dealership   Corporate   Dealer       Loan       Corporate
                                Dealerships   Receivables  and Other   Program    Servicing    and Other     Total
                                -----------   -----------  ---------   -------    ---------    ---------     ------
1998:
  Selling and Marketing......    $ 20,285      $    --      $   --      $   242    $    31      $    7      $ 20,565
  General and Administrative.      32,383       18,491       16,103       2,721     18,664       4,040        92,402
  Depreciation and
     Amortization............       2,581        1,334          997         104        614         105         5,735
                                 --------      -------      -------      ------     ------      ------      --------
                                 $ 55,249      $19,825      $17,100     $ 3,067    $19,309      $4,152      $118,702
                                 ========      =======      =======      ======    =======      ======      ========
1997:
  Selling and Marketing......    $ 10,538      $    --      $   --      $    --    $    --      $   --      $ 10,538
  General and Administrative.      17,214       12,303       9,896          917         --       1,572        41,902
  Depreciation and
     Amortization...........        1,536        1,108         504           28         --         125         3,301
                                 --------      -------      ------      -------    -------      ------      --------
                                 $ 29,288      $13,411      $10,400     $   945    $    --      $1,697      $ 55,741
                                 ========      =======      =======     =======    =======      ======      ========
1996:
  Selling and Marketing......    $  3,568      $    --      $   17      $    --    $    --      $    --     $  3,585
  General and Administrative.       6,306        2,859       3,953           --         --           --       13,118
  Depreciation and
     Amortization...........          318          769         295           --         --           --        1,382
                                 --------      -------      ------      -------    -------      -------     --------
                                 $ 10,192      $ 3,628      $4,265      $    --    $    --      $    --     $ 18,085
                                 ========      =======      ======      =======    =======      =======     ========


     Selling and Marketing Expenses. A summary of Selling and Marketing Expense as a percentage of Sales of Used Cars and Selling and Marketing Expense per car sold from our dealership operations follows:

                                             1998      1997      1996
                                             ----      ----      ----
Selling and Marketing Expense as a
  Percent of Sales of Used Cars.......       7.1%      8.5%      6.6%
                                             ====      ====      ====

Selling and Marketing Expense
  per Car  Sold.......................       $564      $633      $472
                                             ====      ====      ====

    For the years ended December 31, 1998, 1997, and 1996, Selling and Marketing Expenses consisted almost entirely of advertising costs and commissions relating to our dealership operations. Selling and Marketing Expenses increased by 95.2% to $20.6 million for the year ended December 31, 1998 from $10.5 million for the year ended December 31, 1997, which was an increase of 193.9% from $3.6 million in 1996. The decrease in Selling and Marketing Expense as a percentage of Sales of Used Cars and on a per unit basis from 1997 to 1998 is due to the significant increase in the number of cars sold in 1998 compared to 1997, and to the fact that we did not enter any new markets in 1998. The significant increase in per unit marketing in 1997 was primarily due to our expansion into several new markets. We operated dealerships in ten markets during 1997, compared to two markets in 1996. As a result of this expansion, we incurred significant marketing costs in 1997 in new markets in an effort to establish brand name recognition.

   General and Administrative Expenses. General and Administrative Expenses increased by 120.5% to $92.4 million for the year ended December 31, 1998 from $41.9 million for the year ended December 31, 1997, which was an increase of 219.4% from $13.1 million for the year ended December 31, 1996. The increase in General and Administrative Expenses was primarily a result of the increased number of used car dealerships in operations, as well the expansion of our bulk purchasing and loan servicing operations, the Cygnet dealer program, and continued expansion of infrastructure to administer growth. General and Administrative expenses for the year ended 1998 includes a $2.0 million charge

($1.2 million, net of income taxes) to write off costs associated with the rights offering.

     Depreciation and Amortization. Depreciation and Amortization consists of depreciation and amortization on our property and equipment and amortization of goodwill and trademarks. Depreciation and amortization increased by 73.7% to $5.7 million for the year ended December 31,1998 from $3.3 million for the year ended December 31, 1997, which was an increase of 138.9% over the $1.4 million incurred in the year ended December 31, 1996. The increase in 1998 was primarily due to increases in amortization of goodwill associated with our 1997 acquisitions, increased depreciation expense from the addition of used car dealerships and the addition of four loan servicing facilities in 1998 to support our bulk purchase and loan servicing operations.

Interest Expense

    Interest expense increased by 148.9% to $6.9 million in 1998 from $2.8 million in 1997, which was an increase of 14.2% from $2.4 million in 1996. The increase in 1998 was primarily due to increased borrowings of Notes Payable and Subordinated Notes Payable. The relatively small increase in 1997, despite significant growth in our total assets, was primarily the result of the private placement of common stock that we completed in February 1997. Our private placement generated $88.7 million in cash which we used to pay down debt.

Income Taxes

    Income taxes totaled $2.4 million for the year ended December 31, 1998, $6.6 million for the year ended December 31, 1997, and $100,000 for the year ended December 31, 1996. Our effective tax rate was 40.5% for the year ended December 31, 1998, 41.1% for the year ended December 31, 1997, and 1.6% for the year ended December 31, 1996. In 1996, we reversed all of the valuation allowance that existed against our deferred income tax assets as of December 31, 1995, which significantly reduced our effective income tax rate.

Discontinued Operations

    The loss from Discontinued Operations, net of income tax benefits, increased by $9.1 million to $9.2 million in 1998 from $83,000 in 1997, which was an improvement from the $811,000 loss we incurred in 1996. The significant increase in the loss in 1998 was due to the charges we recorded totaling $15.1 million ($9.2 million, net of income taxes) to close our branch office network.

Financial Position

     Total assets increased by 25.2% to $346.0 million at December 31, 1998 from $276.4 million at December 31, 1997. The increase was due in part to an increase in Finance Receivables of $72.6 million to $163.2 million at December 31, 1998 from $90.6 million at December 31, 1997. The increase in Finance Receivables was primarily due to a significant increase in loans under the Cygnet dealer program, and a change in the structure of our securitization transactions for accounting purposes which resulted in us retaining on balance sheet the Finance Receivables we securitized in the fourth quarter of 1998. We previously structured securitizations as sales for accounting purposes and we removed the related Finance Receivables from the balance sheet upon securitization. Additionally, our dealership network increased from 41 dealerships at December 31, 1997 to 56 at December 31, 1998. The increase in the number of our dealerships resulted in an increase in Inventory of $11.8 million to $44.2 million at December 31, 1998 from $32.4 million at December 31, 1997.

    We financed the increases in assets primarily through additional borrowings, represented by increases in Notes Payable, Collateralized Notes Payable, and Subordinated Notes Payable. Notes Payable and Collateralized Notes Payable increased by $52.5 million to $117.3 million at December 31, 1998 from $64.8 million at December 31, 1997. This increase was primarily due to the change in our securitization structure. We retained the debt related to the securitization transaction we closed in the fourth quarter of 1998 on our balance sheet. Subordinated Notes Payable increased by $31.7 million to $43.7 million at December 31, 1998 from $12.0 million at December 31, 1997. The increase in Subordinated Notes Payable was primarily due to the addition of $20.0 million in subordinated notes used for working capital and other uses and approximately $17.5 million used to repurchase our common stock in an exchange transaction. See "Liquidity and Capital Resources--Supplemental Borrowings--Exchange Offer" below.

    Growth in Finance Receivables. As a result of our rapid expansion, contract receivables managed by our dealership operations have increased significantly during the past three years.

    The following table reflects the growth in period end balances of our dealership operations measured in terms of the principal amount and the number of contracts outstanding.

                                             Total Contracts Outstanding-Dealership
                                                           Operations
                                           (In thousands, except number of contracts)
                                                       as of December 31,
                                          --------------------------------------------
                                                   1998                  1997
                                          --------------------  ----------------------
                                          Principal  No. of     Principal    No. of
                                            Amount   Contracts    Amount     Contracts
                                          --------   ---------   ---------   ---------
Principal Amount.....................     $292,683      49,601   $ 183,321    35,762
Less:  Portfolios Securitized and Sold     198,747      37,186     127,356    27,769
                                           -------      ------   ---------    ------
  Dealership Operations Total........     $ 93,936      12,415   $  55,965     7,993
                                          ========      ======   =========    ======


     The following table reflects the growth in the principal amount and number of contracts generated or acquired by our dealership operations.

           Total Contracts Generated or Acquired-Dealership Operations
                        (Principal Amounts In Thousands)

                                  During the Years Ended December 31,
                                  ----------------------------------
                                    1998         1997         1996
                                  --------     --------     --------
         Principal Amount...      $277,226     $172,230     $ 48,996
         Number of Contracts        35,560       29,251        6,929
         Average Principal..      $  7,796     $  5,888     $  7,071

    Finance Receivable principal balances generated or acquired by our dealership operations during the year ended December 31, 1998 increased by 61.0% to $277.2 million from $172.2 million in the year ended December 31, 1997. During the year ended December 31, 1997, Finance Receivable principal balances generated or acquired by our dealership operations included the purchase of approximately $55.4 million (13,250 contracts) in Finance Receivables principal balances in conjunction with the E-Z Plan and Seminole acquisitions.

    In addition to the loan portfolio summarized above, our dealership operations also serviced loan portfolios totaling approximately $121.2 million ($47.9 million for Kars and $73.3 million from our branch office network) as of December 31, 1998, and $267.9 million ($127.3 million for Kars and $140.6 million from our branch office network) as of December 31, 1997.

     Our non-dealership operations began servicing loans on behalf of FMAC on April 1, 1998, and began servicing additional loan portfolios on behalf of other third parties throughout 1998. By December 31, 1998, our non-dealership bulk purchasing/loan servicing operations were servicing a total of $587.3 million in finance receivables (approximately 80,000 contracts).

Allowance for Credit Losses

    We have established an Allowance for Credit Losses ("Allowance") to cover anticipated credit losses on the contracts currently in our portfolio. We established the Allowance by recording an expense through the Provision for Credit Losses.

    For Finance Receivables generated at our dealerships, our policy is to charge off a contract the earlier of:

  o  when we believe it is uncollectible, or
  o  when it is delinquent for more than 90 days.

    The following table reflects activity in the Allowance, as well as information regarding charge off activity, for the years ended December 31, 1998 and 1997, in thousands.

                                                      Dealership Operations
                                                      ---------------------
                                                            Years Ended
                                                           December 31,
                                                      ---------------------
                                                         1998        1997
                                                      ---------    --------
Allowance Activity:
Balance, Beginning of Period.....................     $ 10,356     $ 1,625
Provision for Credit Losses......................       65,318      22,354
Allowance on Acquired Loans......................           --      15,309
Reduction Attributable to Loans Sold.............      (44,539)    (21,408)
Net Charge Offs..................................       (6,358)     (7,524)
                                                      ---------    --------
Balance, End of Period...........................     $ 24,777     $10,356
                                                      ========     =======
Allowance as Percent of Period End Principal
   Balances......................................         26.4%       18.5%
                                                      ========    ========
Charge off Activity:
  Principal Balances.............................     $ (8,410)    $(10,285)
  Recoveries, Net................................        2,052       2,761
                                                      --------     -------
Net Charge Offs..................................     $ (6,358)    $(7,524)
                                                      =========    ========

    The Allowance on contracts from dealership operations was 26.4% of the outstanding principal balances as of December 31, 1998 and 18.5% of outstanding principal balances as of December 31, 1997. The increase is due to the change in the structure of our securitization transactions for accounting purposes in the fourth quarter of 1998. The change resulted in us retaining the securitized loans from our fourth quarter securitization on balance sheet. As we intend to hold the balance sheet portfolio for investment and not for sale, we increased the provision for credit losses to 27% of the principal balance for loans originated in the fourth quarter of 1998.

    The Allowance on contracts from non-dealership operations was 3.9% of the outstanding principal balances as of December 31, 1998 and 3.8% of outstanding principal balances as of December 31, 1997. In addition, our non-dealership operations held non-refundable discounts and security deposits from third party dealers totaling $15.3 million, which represented 29.9% of outstanding principal balances as of December 31, 1998. Our non-dealership operations held non-refundable discounts and security deposits from third party dealers totaling $7.2 million, which represented 26.0% of the outstanding principal balances as of December 31, 1997.

    Even though a contract is charged off, we continue to attempt to collect the contract. Recoveries as a percentage of principal balances charged off from dealership operations averaged 24.4% for the year ended December 31, 1998 compared to 26.8% for the year ended December 31, 1997. Recoveries as a percentage of principal balances charged off from non-dealership operations averaged 30.1% for the year ended December 31, 1998 compared to 0% for the year ended December 31, 1997, when we recorded only one charge off against the Allowance.

    For Finance Receivables acquired by our non-dealership operations with recourse to the seller, our general policy is to exercise the recourse provisions in our agreements under the Cygnet dealer program when a contract is delinquent for 45 days. For contracts not purchased with recourse, our policy is similar to that of our dealership operations.

Static Pool Analysis

    We use a "static pool" analysis to monitor performance for contracts we have originated at our dealerships. In a static pool analysis, we assign each month's originations to a unique pool and track the charge offs for each pool separately. We calculate the cumulative net charge offs for each pool as a percentage of that pool's original principal balances, based on the number of complete payments made by the customer before charge off. The table below displays the cumulative net charge offs of each pool as a percentage of original contract cumulative balances, based on the quarter the loans were originated. The table is further stratified by the number of payments made by our customers prior to charge off. For periods denoted by "x", the pools have not seasoned sufficiently to allow us to compute cumulative losses. For periods denoted by "-", the pools have not yet reached the indicated cumulative age. While we monitor static pools on a monthly basis, for presentation purposes, we are presenting the information in the table below on a quarterly basis.

    Currently reported cumulative losses may vary from those previously reported for the reasons listed below, however, management believes that such variation will not be material:

   o  ongoing collection efforts on charged off accounts, and
   o  the  difference   between  final  proceeds  on  the  sale  of  repossessed
         collateral versus our estimates of the sale proceeds.

     The following table sets forth as of February 28, 1999, the cumulative net charge offs as a percentage of original contract cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customers before charge off. The table also shows the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).

          Pool's Cumulative Net Losses as Percentage of Pool's Original
                           Aggregate Principal Balance
                             (dollars in thousands)

                                     Monthly Payments Completed by Customer Before Charge Off
                              -------------------------------------------------------------------------
                  Orig.        0         3         6        12        18       24       TLI     Reduced
                  -----       ---      ----      ----      ----      ----     ----      ----    -------
1994:
  1st Quarter   $  6,305      3.4%     10.0%     13.4%     17.9%     20.3%    20.9%     21.0%    100.0%
  2nd Quarter   $  5,664      2.8%     10.4%     14.1%     19.6%     21.5%    22.0%     22.1%    100.0%
  3rd Quarter   $  6,130      2.8%      8.1%     12.0%     16.3%     18.2%    19.1%     19.2%    100.0%
  4th Quarter   $  5,490      2.4%      7.6%     11.2%     16.4%     19.3%    20.2%     20.3%    100.0%
1995:
  1st Quarter   $  8,191      1.6%      9.1%     14.7%     20.4%     22.7%    23.6%     23.8%    100.0%
  2nd Quarter   $  9,846      2.0%      8.5%     13.3%     18.1%     20.7%    22.2%     22.6%     99.9%
  3rd Quarter   $ 10,106      2.5%      7.9%     12.2%     18.8%     22.2%    23.6%     24.2%     99.1%
  4th Quarter   $  8,426      1.5%      6.6%     11.7%     18.2%     22.6%    24.1%     24.7%     98.7%
1996:
  1st Quarter   $ 13,635      1.6%      8.0%     13.7%     20.7%     24.9%    26.2%     27.1%     96.5%
  2nd Quarter   $ 13,462      2.2%      9.2%     13.4%     22.1%     26.1%    27.7%     28.9%     93.6%
  3rd Quarter   $ 11,082      1.6%      6.9%     12.5%     21.5%     25.7%    28.0%     28.5%     89.3%
  4th Quarter   $ 10,817      0.6%      8.5%     16.0%     25.0%     29.3%    31.2%     31.2%     85.3%
1997:
  1st Quarter   $ 16,279      2.1%     10.6%     17.9%     24.6%     29.6%    30.9%     30.9%     80.1%
  2nd Quarter   $ 25,875      1.5%      9.9%     15.9%     22.8%     27.3%    27.5%     27.5%     71.2%
  3rd Quarter   $ 32,147      1.4%      8.4%     13.3%     22.6%     25.3%       x      25.3%     63.1%
  4th Quarter   $ 42,529      1.5%      6.9%     12.7%     21.6%       x        --      21.9%     55.4%
1998:
  1st Quarter   $ 69,708      0.9%      6.9%     13.6%        x        --       --      18.4%     47.0%
  2nd Quarter   $ 66,908      1.1%      8.1%        x        --        --       --      14.3%     32.2%
  3rd Quarter   $ 71,027      1.0%        x        --        --        --       --       8.1%     18.0%
  4th Quarter   $ 69,583        x        --        --        --        --       --       1.6%      5.3%

    The following table sets forth the principal balances 31 to 60 days delinquent, and 61 to 90 days delinquent as a percentage of total outstanding contract principal balances from dealership operations.

                             Retained  Securitized   Managed
                             --------  -----------   -------
       December 31, 1998:
         31 to 60 days...        2.3%       5.2%       4.6%
         61 to 90 days...        0.5%       2.2%       1.9%
       December 31,1997:
         31 to 60 days...        2.2%       4.5%       3.6%
         61 to 90 days...        0.6%       2.2%       1.5%

    In accordance with our charge off policy, there are no accounts more than 90 days delinquent as of December 31, 1998 and 1997.

Securitizations-Dealership Operations

    Structure of Securitizations. For the securitization transactions closed prior to the fourth quarter of 1998, we recognized a Gain on Sale of Loans equal to the difference between the sales proceeds for the Finance Receivables sold and our recorded investment in the Finance Receivables sold. Our investment in Finance Receivables consisted of the principal balance of the Finance Receivables securitized net of the Allowance for Credit Losses related to the securitized receivables. We then reduced our Allowance for Credit Losses by the amount of Allowance for Credit Losses related to the loans securitized. We allocated the recorded investment in the Finance Receivables between the portion of the Finance Receivables sold and the portion retained based on the relative fair values on the date of sale.

    In the fourth quarter of 1998 we announced that we were changing the way we structure transactions under our securitization program for accounting purposes. Through September 30, 1998, we had structured these transactions as sales for accounting purposes. However, beginning in the fourth quarter of 1998, we began structuring securitizations for accounting purposes to recognize the income over the life of the contracts. This change will not affect our prior securitizations. Historically, Gain on Sale of Loans has been material to our reported revenues and net earnings. Altering the structure of these transactions so that no gain is recognized at the time of a securitization transaction will have a material effect on our reported revenues and net earnings until such time as we accumulate Finance Receivables on our balance sheet sufficient to generate interest income (net of interest, credit losses, and other expenses) equivalent to the revenues that we had historically recognized on our securitization transactions.

    Under our securitization program, we sell the securitized Finance Receivables to our securitization subsidiaries who then assign and transfer the Finance Receivables to separate trusts. The trusts issue Class A certificates and subordinated Class B certificates (Residuals in Finance Receivables Sold) to the securitization subsidiaries. The securitization subsidiaries then sell the Class A certificates to the investors and retain the Class B certificates. We continue to service the securitized contracts.

    The  Class  A  certificates  from  our   securitization   transactions  have
historically received investment grade ratings. To secure the payment of the Class A certificates, the securitization subsidiaries have:

   o  obtained  an  insurance  policy from  MBIA  Insurance   Corporation  which
         guarantees payment of amounts to the holders of the Class A certificates (for transactions closed after July 1, 1997), and
   o established a cash "spread" account (essentially, a reserve account) for the benefit of the certificate holders.

    Spread Account Requirements. The securitization subsidiaries make an initial cash deposit into the spread account, generally equivalent to 4% of the initial underlying Finance Receivables principal balance and pledge this cash to the spread account agent. The trustee then makes additional deposits to the spread account out of collections on the securitized receivables as necessary to fund the spread account to a specified percentage, ranging from 6.0% to 10.5%, of the underlying Finance Receivables' principal balance. The trustee will not make distributions to the securitization subsidiaries on the Class B certificates unless:

   o  the spread account has the required balance,
   o the required periodic payments to the Class A certificate holders are current, and
   o  the trustee, servicer and other administrative costs are current.

    During 1998, we made initial spread account deposits totaling approximately $13.1 million. The required spread account balance based upon the targeted percentages was approximately $23.7 million at December 31, 1998 with balances in the spread accounts totaling approximately $20.6 million. Therefore, the amount remaining to be funded to meet the targeted balance was approximately $3.1 million as of December 31, 1998.

    In addition to the spread account balance of $20.6 million at December 31, 1998, we also had deposited a total of $1.6 million in trust accounts in conjunction with certain other agreements. We also maintain spread accounts for the securitization transactions that were consummated by our discontinued operations. We had satisfied the spread account funding obligation of $3.7
million  as  of  December  31,  1998  with   respect  to  these   securitization
transactions.

    Certain Financial Information Regarding Our Securitizations. During the first three quarters of 1998, we securitized an aggregate of $222.8 million in contracts, issuing $161.1 million in Class A certificates, and $61.7 million in Class B certificates. During the fourth quarter of 1998, we securitized $69.3 million in contracts, issuing $50.6 million of Class A certificates. Due to the revised securitization structure, the $69.3 million of loans remained classified as Finance Receivables, and the $50.6 million in Class A certificates were classified as Notes Payable in our Consolidated Balance Sheet. During the year ended December 31, 1997, we securitized an aggregate of $151.7 million in contracts, issuing $121.4 million in Class A certificates, and $30.3 million in Class B certificates. In 1996, we securitized an aggregate of $58.2 million in contracts, issuing $44.7 million in Class A certificates, and $13.5 million in Class B certificates.

    We recorded the carrying value of the Residuals in Finance Receivables sold at $36.5 million in 1998, and $17.7 million in 1997. The balance of the Residuals in Finance Receivables sold was $33.3 million as of December 31, 1998 and $13.3 million as of December 31, 1997.

    The table below summarizes certain attributes of our securitizations:

                                                                  1998                 1997                  1996
                                                            -----------------    ------------------    ------------------
Weighted Average Yield of Certificates Issued..........           5.9%                 6.7%                  8.4%
Range of Yields for Certificates Issued................       5.6% - 6.1%           6.3% - 8.1%           8.2% - 8.6%
Average Net Spreads (after fees and expenses)..........          17.6%                 15.8%                 17.1%
Range of Net Spreads (after fees and expenses).........      17.0% - 18.1%         13.7% - 17.8%         16.8% - 17.4%

    The decrease in net spreads from 1996 to 1997, despite lower certificate yields, is primarily the result of the decrease in the average contract yield of the finance receivable contracts securitized due to our expansion into markets with interest rate limits.

    Residuals in Finance Receivables Sold, which are a component of Finance Receivables, represent our retained portion (the Class B certificates) of the loans we securitized prior to the fourth quarter of 1998. We utilize a number of assumptions to determine the initial value of the Residuals in Finance Receivables Sold. The Residuals in Finance Receivables Sold represent the present value of the expected net cash flows of the securitization trusts using the out of the trust method. The net cash flows out of the trusts are the collections on the loans in the trust in excess of the Class A certificate principal and interest payments and certain other trust expenses. The assumptions used to compute the Residuals in Finance Receivables Sold include, but are not limited to:

   o  charge off rates,
   o  repossession recovery rates,
   o  portfolio delinquency,
   o  prepayment rates, and
   o  trust expenses.

    The Residuals in Finance Receivables Sold are adjusted monthly to approximate the present value of the expected remaining net cash flows out of the trust. To the extent that actual cash flows on a securitization are below our original estimates, and those differences appear to be other than temporary in nature, we are required to revalue Residuals in Finance Receivables Sold and record a charge to earnings based upon the reduction. During the third quarter of 1997, we recorded a $5.7 million charge (approximately $3.4 million, net of income taxes) to dealership operations to write down the Residuals in Finance Receivables Sold. We determined a write down in the Residuals in Finance
Receivables Sold was necessary due to an increase in net losses in the securitized loan portfolio. The charge resulted in a reduction in the carrying value of the our Residuals in Finance Receivables Sold and had the effect of increasing the cumulative net loss at loan origination assumption to approximately 27.5% for the securitization transactions that took place prior to September 30, 1997. The revised loss assumption approximates the assumption used for the securitization transaction consummated during the third quarter of 1997. For the securitizations that we completed during the nine month period ended September 30, 1998, net losses were estimated using total expected cumulative net losses at loan origination of approximately 29.0%, adjusted for actual cumulative net losses prior to securitization.

   One of the assumptions inherent in the valuation of the Residuals in Finance Receivables Sold is the projected portfolio net charge offs. The remaining net charge offs in the Residuals in Finance Receivables Sold as a percentage of the remaining principal balances of securitized contracts was approximately 14.9% as of December 31, 1998, compared to 17.9% as of December 31, 1997. This decrease is primarily due to having a more seasoned securitized portfolio as of December 31, 1998 than at December 31, 1997. As a greater portion of our losses tend to take place in the early stages of the portfolio's existence, a more seasoned portfolio will have fewer losses remaining than a portfolio that has not aged as much. There can be no assurance that the charge we recorded in the third quarter of 1997 was sufficient and that we will not need to record additional charges in the future in order to write down the Residuals in Finance Receivables Sold.

    We classify the residuals as "held-to-maturity" securities in accordance with SFAS No. 115.

Liquidity and Capital Resources

    In recent periods, our needs for additional capital resources have increased in connection with the growth of our business. We require capital for:

   o  increases in our contract portfolio,
   o  expansion of our dealership network,
   o  our commitments under the FMAC transaction,
   o  expansion of the Cygnet dealer program,
   o  common stock repurchases,
   o  the purchase of inventories,
   o  the purchase of property and equipment, and
   o  working capital and general corporate purposes.

    We fund our capital requirements primarily through:

   o  operating cash flow,
   o  our revolving facility with General Electric Capital Corporation,
   o  securitization transactions,
   o  supplemental borrowings, and
   o  in the past, equity offerings.

    While to date we have met our liquidity requirements as needed, there can be no assurance that we will be able to continue to do so in the future.

Operating Cash Flow

    Net Cash Provided by Operating Activities increased by $29.9 million in the year ended December 31, 1998 to $22.1 million from cash used in the year ended December 31, 1997 of $7.8 million. The increase in 1998 was due primarily to increases in the Loss from Discontinued Operations, the Provision for Credit Losses, and Proceeds from the Sale of Finance Receivables, net of decreases in Net Earnings and purchases of Finance Receivables. Net Cash Used by Operating Activities totaled $7.8 million in the year ended December 31, 1997 compared to Cash Provided by Operating Activities of $23.8 million in 1996. This increase in cash used in 1997 over cash provided in 1996 was primarily due to increases in the purchases of Finance Receivables and Inventory, and a reduction in collections of Finance Receivables, net of increases in the Provision for Credit Losses and Proceeds from the Sale of Finance Receivables.

    Net Cash Used in Investing Activities decreased by $12.2 million to $98.7 million in the year ended December 31, 1998 compared to $110.9 million in 1997. The decrease is primarily due to increases in Cash Used in Investing Activities from purchases of Finance Receivables, net decreases in Cash advanced under our Notes Receivable, increased collections of Notes Receivable, and a reduction in payment for Acquisition of Assets. Net Cash Used in Investing Activities increased by $100.3 million to $110.9 million in the year ended December 31, 1997 compared to $10.5 million in 1996. The increase was due primarily to net increases in Notes Receivable of $25.9 million and Payment for Acquisition of Assets of $45.2 million.

    Net Cash Provided by Financing Activities decreased by $40.5 million to $69.0 million in the year ended December 31, 1998 compared to $109.5 million in the comparable period in 1997. The decrease is due to increases in Notes Payable, net of increases in repayments of Notes Payable and a decrease in proceeds from the issuance of common stock. Net Cash Provided by Financing Activities decreased by $69.3 million to $109.5 million in the year ended December 31, 1997 compared to $40.1 million in 1996. The increase was primarily due to increases in the issuance of Notes Payable, reduction in repayments of Notes Payable and a lack of any redemption of Preferred Stock.

Financing Resources

    Revolving Facility. In September 1998, we amended our revolving credit facility with General Electric Capital Corporation ("GE Capital") increasing the maximum commitment to $125.0 million. Under the revolving facility, we may borrow:

   o up to 65.0% of the principal balance of eligible contracts originated from the sale of used cars,
   o up to 86.0% of the principal balance of eligible contracts previously originated by our branch office network,
   o the lesser of $20 million or 58% of the direct vehicle costs for eligible vehicle inventory, and
   o starting in January 1999, the lesser of $15 million or 50% of eligible contracts or loans originated under the Cygnet dealer program.

    However, an amount up to $8.0 million of the borrowing capacity under the revolving facility is not available at any time while our guarantee to the purchaser of contracts acquired from FMAC is outstanding. See "Business--Non-Dealership Operations--Bulk Purchasing and Loan Servicing Operations."

    The revolving facility expires in June 2000 and contains a provision that requires us to pay GE Capital a termination fee of $200,000 if we terminate the revolving facility prior to the expiration date. We secure the facility with substantially all of our assets.

    As of December 31, 1998, our borrowing capacity under the revolving facility was $55.5 million, the aggregate principal amount outstanding under the revolving facility was approximately $52.0 million, and the amount available to be borrowed under the facility was $3.5 million. The revolving facility bears interest at the 30-day LIBOR plus 3.15%, payable daily (total rate of 8.40% as of December 31, 1998).

    The revolving facility contains covenants that, among other things, limit our ability to do the following without GE Capital's consent:

   o   incur additional indebtedness,
   o   make any change in our capital structure,
   o declare or pay dividends, except in accordance with all applicable laws and not in excess of fifteen percent (15%) of each year's net earnings available for distribution, and
   o   make certain investments and capital expenditures.

    The revolving facility also provides that an event of default will occur if Mr. Ernest C. Garcia II owns less than 15.0% of our voting stock. Mr. Garcia owned approximately 29.8% of our common stock at December 31, 1998.

    In addition, we are also required to:

   o be Year 2000 compliant no later than June 30, 1999 (see discussion below under "Year 2000 Readiness Disclosure"), and
   o  maintain specified  financial ratios, including a debt to equity  ratio of
         2.2 to 1 and a net worth of at least $110,000,000.

    Under the terms of the revolving facility, we are required to maintain an interest coverage ratio and a cash flow based interest coverage ratio that we failed to satisfy during the year ended December 31, 1998. We failed to meet these covenants primarily as a result of the charges we took during 1998 for the closure of our branch office network. GE Capital has waived the covenant violations as of December 31, 1998.

    Securitizations. Our securitization program is a primary source of our working capital. Since September 30, 1997, we have closed all of our securitizations with private investors through Greenwich Capital Markets, Inc. ("Greenwich Capital"). In March 1999, we executed a commitment letter with Greenwich Capital to act as our exclusive agent in placing up to $300 million of surety wrapped securities under our securitization program.

    Securitizations generate cash flow for us from:

   o  the sale of Class A certificates,
   o  ongoing servicing fees, and

   o  excess  cash  flow  distributions   from  collections   on  the  contracts
         securitized after:
       o  payments on the Class A certificates sold to third party investors,
       o  payment of fees, expenses, and insurance premiums, and
       o  required deposits to the spread account.

    Securitization also allows us to fix our cost of funds for a given contract portfolio. Failure to regularly engage in securitization transactions will adversely affect us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securitizations-Dealership Operations" for a more complete description of our securitization program.

Supplemental Borrowings

    Verde Debt. Prior to our public offering in September 1996, we historically borrowed substantial amounts from Verde Investments Inc. ("Verde"), which is owned by our Chairman and Chief Executive Officer, Ernest C. Garcia. The Subordinated Notes Payable balances outstanding to Verde totaled $10.0 million as of December 31, 1998 and $12 million as of December 31, 1997. Prior to September 21, 1996, these borrowings accrued interest at an annual rate of 18.0%. Effective September 21, 1996, the annual interest rate on these borrowings was reduced to 10.0%. Under the terms of this note, we are required to make monthly payments of interest and annual payments of principal in the amount of $2.0 million. Except for the debt incurred related to the exchange offer (see below), this debt is junior to all of our other indebtedness and we may suspend interest and principal payments if we are in default on obligations to any other creditors. In July 1997, our Board of Directors approved the prepayment of the $10.0 million in subordinated debt after the earlier of the following:

   o  the completion of a debt offering, or
   o  at such time as the following:
   o the FMAC transactions have been completed or the cash requirements for completion of the transaction are known, or
   o we either have cash in excess of our current needs or have funds available under our financing sources in excess of our current needs.

    No such prepayment has been made as of the date of filing of this Form 10-K. Any prepayment would require the consent of certain of our lenders.

    Senior Subordinated Notes. In February 1998, we borrowed a total of $15.0 million of subordinated debt from unrelated third parties for a three year term. We pay interest on this debt quarterly at 12% per annum. This debt is:

   o  senior  to  the   Verde  subordinated   note  (described  above)  and  the
         subordinated debentures issued in our exchange offer (described below), and
   o  subordinate to our other indebtedness.

    We issued warrants to the lenders of this debt to purchase up to 500,000 shares of our common stock at an exercise price of $10.00 per share, exercisable at any time until the later of February 2001, or when the debt is paid in full.

    In July 1998, we borrowed a total of $5.0 million in subordinated debt from unrelated third parties for a three-year term. Under the terms of the loan agreement, we were required to issue warrants to purchase 115,000 shares of our common stock by December 31, 1998 if the loan was not paid in full by that date. The warrants were to have been issued at an exercise price of 120% of the average trading price for our common stock for the 20 consecutive trading days prior to the issuance of the warrants. In January 1999, we prepaid $1.8 million of the loans and the lenders waived their right to a proportionate amount of the warrants. We have agreed to pay $1.2 million by March 31, 1999 and the remaining $2.0 million on June 30, 1999. We will not be required to issue the warrants if we repay the loans on these dates.

    Sale-Leaseback of Real Property. In March 1998, we executed an agreement with an investment company for the sale and leaseback of up to $37.0 million in real property. We sold certain real property to the investment company for its original cost and leased back the properties for an initial term of twenty years. We have the right to extend the leases in certain cases. We pay monthly rents of approximately one-twelfth of 10.75% of the purchase price plus all occupancy costs and taxes. The agreement calls for annual increases in monthly rent of not less than 2%. As of December 31, 1998, we had sold approximately $27.4 million of property under this arrangement. However, we do not anticipate closing any additional transactions under this agreement with the investment company. We used substantially all of the proceeds from the sales to pay down debt.

    Exchange Offer. In the fourth quarter of 1998, we acquired approximately 2.7 million shares of our common stock in exchange for approximately $17.5 million of subordinated debentures. The debentures are unsecured and are subordinate to all of our existing and future indebtedness. We must pay interest on the debentures twice a year at 12% per year. We are required to pay the principal amount of the debentures on October 23, 2003.

    We issued the debentures at a premium of approximately $3.9 million over the market value of the shares of our common stock that were exchanged for the debentures. Accordingly, the debt was recorded at $13.6 million on our balance sheet. The premium will be amortized over the life of the debentures and results in an effective annual interest rate of approximately 18.8%. We can redeem all or part of the debentures at any time.

    As a result of the exchange offer, the number of our common shares outstanding decreased to approximately 15,845,000 compared to approximately 18,533,000 shares outstanding prior to the exchange offer.

    Additional Financing. On November 12, 1998, we borrowed $15.0 million for a term of 364 days from Greenwich Capital. We pay interest on this loan at an interest rate equal to LIBOR plus 400 basis points. We secured the loan with the common stock of our securitization subsidiaries. In March 1999, we borrowed $20.0 million for a term of 278 days from Greenwich Capital. $1.5 million was used to repay the remaining balance of the $15 million Greenwich Capital loan. The new loan was secured by the common stock of our securitization subsidiaries. The interest rate is at LIBOR plus 500 basis points and we paid an origination fee of 100 basis points.

    In March 1999, we executed a commitment letter with Greenwich Capital in which, subject to satisfaction of certain conditions, Greenwich Capital agreed to provide us with a $100 million surety-wrapped warehouse line of credit at a rate equal to LIBOR plus 110 basis points. In addition, on March 26, 1999, we borrowed approximately $28.9 million from Greenwich Capital under a repurchase facility with a 62% advance rate, bearing interest at 8.5%, and maturing May 31, 1999.

    Debt Shelf Registration. In 1997, we registered up to $200 million of our debt securities under the Securities Act of 1933. There can be no assurance that we will be able to use this registration statement to sell debt securities, or successfully register and sell other debt securities in the future.

Capital Expenditures and Commitments

    We have  pursued  an  aggressive  growth  strategy.  During  the year  ended
December 31, 1998, we opened 17 new dealerships. We also have six more dealerships under development. The magnitude of the direct cost of opening a dealership is primarily a function of whether we lease a facility or construct a facility. A leased facility costs approximately $650,000 to develop, while a facility we construct costs approximately $ 1.7 million. In addition, we require capital to finance the portfolio that we carry on our balance sheet for each store. It takes approximately $2.2 million in cash to support a typical stabilized store portfolio with our existing 65% advance rate under our GE facility. Additionally, it takes approximately 30 months for a store portfolio to reach a stabilized level.

    On July 11, 1997, we entered into an agreement to provide "debtor in possession" financing to FMAC (the "DIP Facility"). As of December 31, 1998, the maximum commitment on the DIP Facility was $12.4 million and the outstanding balance on the DIP Facility totaled $11.8 million. Subsequent to December 31, 1998, the maximum commitment was reduced to $11.5 million from the receipt of certain income tax refunds received by FMAC and remitted to us. See "Business--Non-Dealership Operations--Bulk Purchasing and Loan Servicing Operations--DIP Facility".

    We intend to finance the construction of new dealerships and the DIP financing through operating cash flows and supplemental borrowings, including amounts available under the revolving facility and the securitization program.

    Common Stock Repurchase Program. In October 1997, our Board of Directors authorized a stock repurchase program allowing us to purchase up to one million shares of our common stock from time to time. Purchases may be made depending on market conditions, share price and other factors. Our Board of Directors extended the stock repurchase program in February 1999, to December 31, 1999.

During 1998, we repurchased  72,000 shares of common stock pursuant to the stock
repurchase   program.   Subsequent   to  December  31,  1998,   we   repurchased
approximately 928,000 additional shares of common stock under this program.

    Since January 1, 1998, we have repurchased a total of approximately 3.7 million shares of our common stock under our stock repurchase program and the exchange offer described above at an average cost of approximately $5.33 per share.

    In September 1997, our Board of Directors approved a director and senior officer stock purchase loan program. We may make loans of up to $1.0 million in total to the directors and senior officers under the program to assist directors' and officers' purchases of common stock on the open market. These unsecured loans bear interest at 10% per year. During 1997, senior officers purchased 50,000 shares of common stock under this program and we loaned $500,000 to the senior officers for these purchases. During 1998, we made additional loans under similar terms and conditions to senior officers totaling approximately $393,000 for the purchase of 40,000 shares of our common stock.

Year 2000 Readiness Disclosure

    Many older computer programs refer to years only in terms of their final two digits. Such programs may interpret the year 2000 to mean the year 1900 instead. The problem affects not only computer software, but also computer hardware and other systems containing processors and embedded chips. Business systems affected by this problem may not be able to accurately process date-related information before, during or after January 1, 2000. This is commonly referred to as the Year 2000 problem. Our business could be materially adversely affected by failures of our own business systems due to the Year 2000 problem as well as those of our suppliers and business partners. We are in the process of addressing these issues.

    Our Year 2000 compliance program consists of:

   o identification and assessment of critical computer programs, hardware and other business equipment and systems,
   o  remediation and testing,
   o assessment of the Year 2000 readiness of our critical suppliers, vendors and business partners, and
   o  contingency planning.

    Identification and Assessment

    The first component of our Year 2000 compliance program is complete. We have identified our critical computer programs, hardware, and other equipment to determine which systems are compliant, or must be replaced or remediated.

    Remediation and Testing

    Dealership Operations. We recently completed converting our dealership operations to a single automobile sales and loan servicing system (the "CLASS System"), which has reduced the scope of our compliance program. We have engaged an outside consulting firm to assist us with remediating our critical computer programs that must become Year 2000 compliant. We have finished remediating the program code and underlying data in the CLASS System and are currently performing regression testing on the program code modifications. We anticipate placing the modified program code into production and performing future date testing on the modified code in April 1999.

    Non-Dealership Operations. Our non-dealership loan servicing operations currently utilize several loan processing and collections programs provided through third party service bureaus. Based upon certifications we have received from the software vendors, and independent testing we have performed, we believe that our loan processing and collections programs are Year 2000 compliant.

    Our Cygnet dealer program utilizes one of the same loan processing and collections programs used by our loan servicing operations. The service bureau that provides the program has written a custom module for us and has stated the custom module is Year 2000 compliant. We anticipate performing and completing independent Year 2000 compliance testing in May 1999.

    We believe the remediation of the critical business systems used by our dealership and non-dealership operations will be substantially completed during the second quarter of 1999.

    Assessment of Business Partners

    We have also identified critical suppliers, vendors, and other business partners and we are taking steps to determine their Year 2000 readiness. These steps include interviews, questionnaires, and other types of inquiries. Because of the large number of business systems that our business partners use and their varying levels of Year 2000 readiness, it is difficult to determine how any Year 2000 issues of our business partners will affect us. We are not currently aware of any business relationships with third parties that we believe will likely result in a significant disruption of our businesses. We believe that our greatest risk is with our utility suppliers, banking and financial institution partners, and suppliers of telecommunications services, all of which are operating within the United States. Potential consequences if we, or our business partners, are not Year 2000 compliant include:

   o  failure to operate from a lack of power,
   o  shortage of cash flow,
   o  disruption or errors in loan collection and processing efforts, and
   o  delays in receiving inventory, supplies, and services.

    If any of these events occurred, the results could have a material adverse impact on us and our operations.

Contingency Plans

    We are also developing contingency plans to mitigate the risks that could occur in the event of a Year 2000 business disruption. Contingency plans may include:

   o  increasing inventory levels,
   o  securing additional financing,
   o  relocating operations to unaffected sites,
   o  vendor/supplier replacement,
   o  utilizing temporary manual or spreadsheet-based processes, or
   o  other prudent actions.

    We currently estimate that remediation and testing of our business systems will cost between $2.2 million and $2.7 million. Most of these costs will be expensed  and  funded  by  our  operating  line  of  credit.  Expenses  to  date approximate $1.9 million, including approximately $51,000 of internal payroll costs, substantially all of which have been charged to general and administrative expense. We cannot currently estimate costs associated with developing and implementing contingency measures. The scheduled completion dates and costs associated with the various components of our Year 2000 compliance program described above are estimates and are subject to change.

Seasonality

    Historically, we have experienced higher revenues in the first two quarters of the year than in the latter half of the year. We believe that these results are due to seasonal buying patterns because many of our customers receive income tax refunds during the first half of the year, which are a primary source of down payments on used car purchases.

Inflation

    Increases in inflation generally result in higher interest rates. Higher interest rates on our borrowings would decrease the profitability of our existing portfolio. To date, inflation has not had a significant impact on our operations. We seek to limit this risk:

   o through our securitization program, which allows us to fix our borrowing costs,
   o by increasing the interest rate charged for contracts originated at our dealerships (if allowed under applicable law), or
   o by increasing the profit margin on the cars sold, and for contracts acquired from third party dealers under our Cygnet dealer program, either by acquiring contracts at a higher discount or with a higher APR.

Accounting Matters

    In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) which became effective for us January 1, 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to stockholders. The adoption of SFAS No. 131 did not have a material impact on us.

    In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) which becomes effective for us January 1, 1999. SFAS No. 132 establishes standards for the information that public enterprises report in annual financial statements. We believe the adoption of SFAS No. 132 will not have a material impact on us.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which becomes effective for us July 1, 1999. We believe the adoption of SFAS No. 133 will not have a material impact on us.

Risk Factors

    There are various risks in purchasing our securities or investing in our business, including those described below. You should carefully consider these risk factors together with all other information included in this Form 10-K.

We make forward looking statements

    This  report  contains  forward  looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements. These statements may include, but are not limited to, projections of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. Forward looking statements speak only as of the date the statement was made. They are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward looking statements. When considering each forward looking statement, you should keep in mind the risk factors and cautionary statements found throughout this Form 10-K and specifically those found below. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or for any other reason.

We have incurred net losses in three of the last five years and could incur additional net losses in future periods.

    We began operations in 1992 and incurred significant operating losses in 1994 and 1995. Although we recorded net earnings in 1996 and 1997, we incurred a net loss of $5.7 million in 1998. A substantial portion of our net earnings in 1997 and 1996 was attributable to the gains recognized on our securitization transactions. The net loss in 1998 was due in large part to:

   o a charge of approximately $9.1 million ($5.6 million, net of income taxes) to discontinued operations in the first quarter of 1998 for the closure of the branch office network,
   o a charge of approximately $6.0 million ($3.6 million, net of income taxes) to discontinued operations during the third quarter of 1998 due primarily to higher than anticipated loan losses and servicing expenses in connection with the branch office loan portfolio and to costs incurred in our terminated rights offering, and
   o a change in the fourth quarter of 1998 in the way we structure securitization transactions for accounting purposes.

     There can be no assurance that we will be profitable again in future periods. Our failure to be profitable can adversely affect the value of our outstanding securities.

   Factors  Determining  Our  Future  Profitability.   Our  ability  to  achieve
profitability will depend primarily upon our ability to:

   o expand our revenue generating operations while not proportionately increasing our administrative overhead,
   o  originate and purchase contracts with an acceptable  level of credit risk,
   o effectively collect payments due on the contracts in our portfolio and portfolios we service for others,
   o locate sufficient financing, with acceptable terms, to fund and maintain our operations, and
   o  adapt to the increasingly competitive market in which we operate.

     Our inability to achieve or maintain any or all of these objectives could have a material adverse effect on our business and the value of our outstanding securities. Outside factors, such as the economic, regulatory, and judicial environments in which we operate, will also have an effect on our business.


Our operations depend significantly on external financing.

    We have borrowed, and will continue to borrow, substantial amounts to fund our operations. Our operations require large amounts of capital. If we cannot obtain the financing we need on a timely basis and on favorable terms, our business will be adversely affected. We currently obtain our financing through three primary sources:

   o  a revolving credit facility with General Electric Capital Corporation;
   o  securitization transactions; and
   o  loans from other sources.

    Each of these financing sources is described in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

    Revolving Credit Facility with GE Capital. Our revolving facility with GE Capital is our primary source of operating capital. We have pledged substantially all of our assets to GE Capital to secure the borrowings we make under this facility. Although this facility has a maximum commitment of $125 million, the amount we can borrow is limited by the amount of certain types of assets that we own. In addition, we cannot borrow approximately $8 million of the capacity while our guarantee to the FMAC Contract Purchaser is in effect. As of December 31, 1998, we owed approximately $52.0 million under the revolving facility, and had the ability to borrow an additional $3.5 million. The revolving facility expires in June 2000. Even if we continue to satisfy the terms and conditions of the revolving facility, we may not be able to extend its term beyond the current expiration date.

    Securitization Transactions. We can restore capacity under the GE facility from time to time by securitizing portfolios of finance receivables. Our ability to successfully complete securitizations in the future may be affected by several factors, including:

   o  the condition of securities markets generally,
   o  conditions in the asset-backed securities markets specifically,
   o  the credit quality of our loan contract portfolio, and
   o  the performance of our servicing operations.

    The securitization subsidiaries are wholly-owned "bankruptcy remote" entities. Their assets, including the line items "Residuals in Finance Receivables Sold" and "Investments Held in Trust", which are a component of Finance Receivables on our balance sheet, are not available to satisfy the claims of our creditors.

    On November 17, 1998, we announced that we were changing the way that we structure transactions under our securitization program. In the past, we structured these transactions as sales for accounting purposes. In the fourth quarter of 1998, however, we began to structure securitizations for accounting purposes to retain the financed receivables and related debt on our balance sheet and recognize the income over the life of the contracts. In the past, gain on sales of loans in securitization transactions has been material to our profitability. This change will cause a material adverse effect on our reported earnings until the net interest earnings from new contracts added to our balance sheet approximates those net revenues that we historically recognized on our securitization sales.

    Contractual Restrictions. The revolving facility, the securitization program, and our other credit facilities contain various restrictive covenants that limit our operations. Under these credit facilities, we must also meet certain financial tests. As of December 31, 1998, we did not satisfy the interest coverage ratio and cash flow based interest coverage ratio under the GE facility. GE Capital waived these defaults for this period. At the present time, we believe that we are in compliance with the terms and conditions of the revolving facility and our other credit facilities. Failure to satisfy the covenants in our credit facilities and/or our securitization program could have a material adverse effect on our operations.

We have a high risk of credit losses because of the poor creditworthiness of our borrowers.

    Substantially all of the sales financing that we extend and the contracts that we service are with sub-prime borrowers. Sub-prime borrowers generally cannot obtain credit from traditional financial institutions, such as banks, savings and loans, credit unions, or captive finance companies owned by automobile manufacturers, because of their poor credit histories and/or low incomes. We have established an Allowance for Credit Losses approximating 26.4% of contract principal balances as of December 31, 1998 to cover anticipated credit losses on the contracts currently in our portfolio. Further, the Allowance for Credit Losses embedded in the Residuals in Finance Receivables Sold as a percentage of the remaining principal balances of the underlying contracts was approximately 14.9% as of December 31, 1998. We believe that our current Allowance for Credit Losses is adequate to cover anticipated credit losses. There is, however, no assurance that we have adequately provided for, or will adequately provide for, such credit risks. A significant variation in the timing of or increase in credit losses on our portfolio would have a material adverse effect on our net earnings.

    We also operate our Cygnet dealer program, under which we provide third party dealers who finance the sale of used cars to sub-prime borrowers with warehouse purchase facilities and operating lines of credit primarily secured by those dealers' retail installment contract portfolios and/or inventory. While we require third party dealers to meet certain minimum net worth and operating history criteria before we loan money to them, these dealers may not otherwise be able to obtain debt financing from traditional lending institutions. Like our other financing activities, these loans subject us to a high risk of credit losses that could have a material adverse effect on our operations and ability to meet our other financing obligations.

We are affected by various industry considerations and legal contingencies.

    In recent periods, several major used car finance companies have announced major downward adjustments to their financial statements, violations of loan covenants, related litigation, and other events. Companies in the used vehicle sales and financing market have also been named as defendants in an increasing number of class action lawsuits brought by customers claiming violations of various federal and state consumer credit and similar laws and regulations. In addition, certain of these companies have filed for bankruptcy protection. These events:

   o have lowered the value of securities of sub-prime automobile finance companies,
   o  have made it more difficult for sub-prime lenders to borrow money, and
   o  could cause more restrictive regulation of this industry.

     Compliance  with  additional  regulatory   requirements  may  increase  our
operating expenses and reduce our profitability.

Interest rates affect our profitability.

    A substantial portion of our financing income results from the difference between the rate of interest we pay on the funds we borrow and the rate of interest we earn on the contracts in our portfolio. While we earn interest on the contracts we own at a fixed rate, we pay interest on our borrowings under our GE facility at a floating rate. When interest rates increase, our interest expense increases and our net interest margins decrease. Increases in our interest expense that we cannot offset by increases in interest income will lower our profitability.

    Impact of Laws Limiting Interest Rates. Historically, we conducted a significant portion of our used car sales activities in, and a significant portion of the contracts we service were originated in states that did not impose limits on the interest rate that a lender may charge. However, we have expanded, and will continue to expand, into states that impose interest rate limitations. When a state limits the amount of interest we can charge on our installment sales contracts, we may not be able to offset any increased interest expense caused by rising interest rates or greater levels of borrowings under our credit facilities. Therefore, these interest rate limitations or additional laws, rules, or regulations that may be adopted in the future can adversely affect our profitability.

Our business is subject to federal and state regulation, supervision, and licensing.

    We are subject to ongoing regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Among other things, these laws:

   o  require that we obtain and maintain certain licenses and qualifications,
   o limit or prescribe terms of the contracts that we originate and/or purchase,
   o  require specified disclosures to customers,
   o  limit our right to repossess and sell collateral, and
   o  prohibit us from  discriminating against certain customers.

    We believe that we are currently in substantial compliance with all applicable material federal, state, and local laws and regulations. We may not, however, be able to remain in compliance with such laws. If we do not comply with these laws, we could be fined or certain of our operations could be interrupted or shut down. Failure to comply could, therefore, have a material adverse effect on our operations. In addition, the adoption of additional statutes and regulations, changes in the interpretation of existing statutes and regulations, or our entry into jurisdictions with more stringent regulatory requirements could also have a material adverse effect on our operations.

We are dependent on our data processing platforms and other technology. Our computer systems may be subject to a Year 2000 date failure.

    Conversion of Our Data Processing Platforms. We recently converted our chain of dealerships and related loan servicing data processing operations to a single computer system. These conversions can cause various implementation and integration problems that can affect our servicing operations and result in increases in contract delinquencies and charge-offs and decreases in our servicing income. Failure to successfully complete our conversions could materially affect our business and profitability.

     Year 2000 Readiness. We are continuing to study our computer systems to determine our exposure to Year 2000 issues. We expect to make the necessary modifications or changes to our computer systems to allow them to properly process transactions relating to the Year 2000 and beyond. We estimate that we will spend between $2.2 million to $2.7 million for Year 2000 evaluation, remediation, testing, and replacement. We have spent approximately $1.9 million to date. If we have to replace certain systems to make them Year 2000 compliant, we will record the costs as assets and subsequently amortize them. If we have to modify existing systems, we will expense the costs as incurred. We can be adversely affected by Year 2000 problems in the business systems of our suppliers, vendors, and business partners, such as utility suppliers, banking partners and telecommunication service providers. We can also be adversely affected if Year 2000 problems result in business disruptions or failures that impact our customers' ability to make their loan payments. Failure to fully address and resolve these Year 2000 issues could have a material adverse effect on our operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness Disclosure."

     Our Current Contingency Plan is Being Revised. We depend on our loan servicing and collection facilities and on long-distance and local telecommunications access to transmit and process information among our various facilities. We use a standard program to prepare and store off-site backup tapes of our main system applications and data files on a routine basis. However, we believe that we need to revise our current contingency plan because of our recent system conversions and significant growth. Although we intend to update our contingency plan during 1999, there could be a failure in the interim. In addition, the plan as revised may not prevent a system failure or allow us to timely resolve any systems failure. Also, a natural disaster, calamity, or other significant event that causes long-term damage to any of these facilities or that interrupts our telecommunications networks could have a material adverse effect on our operations.

We have certain risks relating to the FMAC transaction.

    We have entered into several transactions in the bankruptcy proceedings of First Merchants Acceptance Corporation ("FMAC"). We purchased 78% of FMAC's senior bank debt at a 10% discount. We agreed to pay the selling banks additional consideration up to the amount of this 10% discount (or approximately $7.6 million) if FMAC makes cash payments or issues notes at market rates to its unsecured creditors and equity holders in excess of 10% of their allowed claims against FMAC. FMAC may make future cash payments to its unsecured creditors and equity holders from recoveries on the contracts which originally secured the senior bank debt and from certain residual interests in FMAC's securitized loan pools, after FMAC pays certain other amounts ("Excess Collections").
Under FMAC's plan of reorganization, we will split these Excess Collections with FMAC.

    If we satisfy certain requirements, we may be able to issue shares of our common stock in exchange for all or part of FMAC's share of the Excess Collections. This would reduce the cash distributions that could be made to FMAC's unsecured creditors and/or equity holders. We would then be entitled to receive FMAC's share of the Excess Collections. The shares would be priced at 98% of the average closing price of our common stock for the 10 trading days prior to the date of issuance. This market price must be at least $8.00 per share or we cannot exercise this option.

    Even if we are able to issue common stock for this purpose:

   o the number of shares that we issue may not be sufficient to prevent FMAC from paying unsecured creditors and equity holders more than 10% of their claims against FMAC. Should this happen, we would be required to pay the selling banks additional consideration for our purchase of 78% of FMAC's senior bank debt, and
   o  the issuance of shares would cause dilution to our common stock.

    We also have other risks in the FMAC bankruptcy case:

   o we sold the contracts securing the bank claims at a profit to a third party purchaser (the "Contract Purchaser"). We guaranteed the Contract Purchaser a specified return on the contracts with a current maximum of $8 million. Although we obtained a related guarantee from FMAC secured by certain assets, there is no assurance that the FMAC guarantee will cover all of our obligations under our guarantee to the Contract Purchaser,
   o we have made debtor-in-possession loans to FMAC, secured by certain assets. We have continuing obligations under our debtor-in-possession credit facility. FMAC is currently in default on the DIP Facility and we are negotiating a settlement with them that might increase our funding obligation in exchange for other concessions,
   o we entered into various agreements to service the contracts in the securitized pools of FMAC and the contracts sold to the Contract Purchaser. If we lose our right to service these contracts, our 17 1/2% share of the Excess Collections can be reduced or eliminated.

     Each of the FMAC risks described in this section could have a material adverse effect on our operations.

If  we  make  additional  acquisitions,   there  is no  assurance  they  will be
     successful.

    In 1997 we completed three significant acquisitions (Seminole, E-Z Plan, and
Kars). We intend to consider additional acquisitions, alliances, and transactions involving other companies that could complement our existing business. We may not, however, be able to identify suitable acquisition parties, joint venture candidates, or transaction counterparties. Additionally, even if we can identify suitable parties, we may not be able to consummate these transactions on terms that we find favorable.

    Furthermore, we may not be able to successfully integrate any businesses that we acquire into our existing operations. If we cannot successfully integrate acquisitions, our operating expenses may increase in the short-term. This increase would affect our net earnings, which could adversely affect the value of our outstanding securities. Moreover, these types of transactions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect our profitability. In addition to the risks already mentioned, these transactions involve numerous other risks, including the diversion of management attention from other business concerns, entry into markets in which we have had no or only limited experience, and the potential loss of key employees of acquired companies. Occurrence of any of these risks could have a material adverse effect on us.

Our industry is highly competitive.

    Although a large number of smaller companies have historically operated in the used car sales industry, this industry has recently attracted significant attention from a number of large companies. These large companies include AutoNation, U.S.A., CarMax, and Driver's Mart. These companies have either entered the used car sales business or announced plans to develop large used car sales operations. Many franchised new car dealerships have also increased their focus on the used car market. We believe that these companies are attracted by the relatively high gross margins that can be achieved in this market and the industry's lack of consolidation. Many of these companies and franchised dealers have significantly greater financial, marketing, and other resources than we do. Among other things, increased competition could result in increased wholesale costs for used cars, decreased retail sales prices, and lower margins.

    Like the sale of used cars, the business of purchasing and servicing contracts originated from the sale of used cars to sub-prime borrowers is highly fragmented and very competitive. In recent years, several consumer finance companies have completed public offerings. Through these public offerings, these companies have been able to raise the capital necessary to fund expansion and support increased purchases of contracts. These companies have increased the competition for the purchase of contracts, in many cases purchasing contracts at higher prices than we would be willing to pay.

    There are numerous financial services companies serving, or capable of serving, our market. These companies include traditional financial institutions such as banks, savings and loans, credit unions, and captive finance companies owned by automobile manufacturers, as well as other non-traditional consumer finance companies, many of which have significantly greater financial and other resources than our own. Increased competition may cause downward pressure on the interest rates that we charge. This pressure could affect the interest rates we charge on contracts originated by our dealerships or cause us to reduce or eliminate the acquisition discount on the contracts we purchase from third party dealers. Either change could have a material adverse effect on the value of our securities.

The success of our operations depends on certain key personnel.

    We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of our senior management team. The unexpected loss of the services of any of our key management personnel or our inability to attract new management when necessary could have a material adverse effect on our operations. We do not currently maintain any key person life insurance on any of our executive officers.

We may be required to issue stock in the future that will dilute the value of our existing stock.

     Issuance of any or all of the following securities may dilute the value of the securities that our existing stockholders now hold:

   o we have granted warrants to purchase a total of approximately 1.6 million shares of our common stock to various parties with exercise prices ranging from $6.75 to $20.00 per share,
   o we may be required to issue additional warrants in the future in connection with both a completed and as yet unidentified transactions, and
   o we may issue common stock in the FMAC transaction in exchange for FMAC's portion of the Excess Collections.

A significant percentage of our stock is controlled by a principal stockholder.

    Mr.  Ernest C.  Garcia,  II, our  Chairman,  Chief  Executive  Officer,  and
principal stockholder, or his affiliates held approximately 29.8% of our outstanding common stock as of December 31, 1998. This percentage includes 136,500 shares held by The Garcia Family Foundation, Inc., an Arizona non-profit corporation, and 88,000 shares held by Verde Investments, Inc., a real estate investment corporation controlled by Mr. Garcia. As a result, Mr. Garcia has a significant influence upon our activities as well as on all matters requiring approval of our stockholders. These matters include electing or removing members of our board of directors, engaging in transactions with affiliated entities, causing or restricting our sale or merger, and changing our dividend policy. The interests of Mr. Garcia may conflict with the interests of our other stockholders.

There is a potential anti-takeover effect if we issue preferred stock.

     Our Certificate of Incorporation authorizes us to issue "blank check" preferred stock. Our Board of Directors may fix or change from time to time the designation, number, voting powers, preferences, and rights of this stock. Such issuances could make it more difficult for a third party to acquire us by reducing the voting power or other rights of the holders of our common stock. Although we have no present intention of issuing any shares of our authorized preferred stock, we may do so in the future.

      ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

   We are exposed to market risk on our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risk. Our earnings are substantially affected by our net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest bearing notes payable. Increases in market interest rates could have an adverse effect on profitability.

   Our financial instruments consist primarily of fixed rate finance receivables, residual interests in pools of fixed rate finance receivables, short term variable rate revolving Notes Receivable, and variable and fixed rate Notes Payable. Our finance receivables are classified as subprime loans and generally bear interest at the lower of 29.9% or the maximum interest rate allowed in states that impose interest rate limits. At December 31, 1998, the scheduled maturities on our finance receivables range from one to 52 months with a weighted average maturity of 31.3 months. The interest rates we charge our customers on finance receivables has not changed as a result of fluctuations in market interest rates, although we may increase the interest rates we charge in the future if market interest rates increase. A large component of our debt at December 31, 1998 is the Collateralized Note Payable (Class A certificates) issued under our securitization program. Issuing debt through our securitization program allows us to mitigate our interest rate risk by reducing the balance of the variable revolving line of credit and replacing it with a lower fixed rate note payable. We are subject to interest rate risk on fixed rate Notes Payable to the extent that future interest rates are higher than the interest rates on our existing Notes Payable.

   The table below illustrates the impact that hypothetical changes in interest rates could have on our earnings before income taxes over a twelve month period. We compute the impact on earnings for the period by first computing the baseline net interest income on our financial instruments with interest rate risk, which are the variable rate revolving credit lines and the variable rate notes payable. We then determine the net interest income based on each of the interest rate changes listed below and compare the results to the baseline net interest income to determine the estimated change in pretax earnings. The table does not give effect to our fixed rate receivables and borrowings.

             Change in Interest Rates            Change in Pretax Earnings
             ------------------------            -------------------------
                                                       (in thousands)
                       + 2%                          $        (1,208)
                       + 1%                          $          (604)
                       - 1%                          $            627
                       - 2%                          $          1,581

In computing the effect of hypothetical changes in interest rates, we have assumed that:

   o interest rates used for the baseline and hypothetical net interest income amounts are in effect for the entire twelve month period,
   o interest for the period is calculated on financial instruments held at December 31, 1998 less contractually scheduled payments and maturities, and
   o there is no change in prepayment rates as a result of the interest rate changes.

    Our sensitivity to interest rate changes could be significantly different if actual experience differs from the assumptions used to compute the estimates.

       ITEM 8 -- CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report............................................    42
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1998 and 1997..........    43
  Consolidated Statements of Operations for the years ended December 31,
     1998, 1997 and 1996................................................    44
  Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1998, 1997, and 1996..................................    45
  Consolidated Statements of Cash Flows for the years ended December 31,
     1998, 1997 and 1996................................................    46
Notes to Consolidated Financial Statements..............................    47

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ugly Duckling Corporation:

    We have audited the accompanying consolidated balance sheets of Ugly Duckling Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ugly Duckling Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                    KPMG LLP

Phoenix, Arizona
February 18, 1999

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                           December 31,
                                                                       ---------------------
                                                                         1998        1997
                                                                       ---------   ---------
                                                                      (In thousands, except
                                                                          share amounts)


ASSETS
Cash and Cash Equivalents.........................................     $   2,751   $   3,537
Finance Receivables, Net..........................................       163,209      90,573
Notes Receivable, Net.............................................        28,257      26,745
Inventory.........................................................        44,167      32,372
Property and Equipment, Net.......................................        32,970      39,827
Intangible Assets, Net............................................        15,530      17,543
Other Assets......................................................        20,575      11,246
Net Assets of Discontinued Operations.............................        38,516      54,583
                                                                       ---------   ---------
                                                                       $ 345,975   $ 276,426
                                                                       =========   =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts Payable................................................     $   2,479   $   2,867
  Accrued Expenses and Other Liabilities..........................        19,694      14,964
  Notes Payable...................................................        55,093      64,821
  Collateralized Notes Payable....................................        62,201          --
  Subordinated Notes Payable......................................        43,741      12,000
                                                                       ---------   ---------
          Total Liabilities.......................................       183,208      94,652
                                                                       ---------   ---------
Stockholders' Equity:
  Preferred Stock $.001 par value, 10,000,000 shares authorized,
     none issued and outstanding..................................            --          --
  Common Stock $.001 par value, 100,000,000 shares authorized,
     18,605,000 and 18,521,000 issued, respectively, and
     15,841,000 and 18,521,000 outstanding, respectively..........            19          19
  Additional Paid in Capital .....................................       173,809     172,603
  Retained Earnings...............................................         3,449       9,152
  Treasury Stock,  2,761,000 shares at cost.......................      (14,510)          --
                                                                       ---------   ---------
          Total Stockholders' Equity..............................       162,767     181,774
Commitments and Contingencies ....................................            --          --
                                                                       ---------   ---------
                                                                       $ 345,975   $ 276,426
                                                                       =========   =========

          See accompanying notes to Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                  Years Ended December 31,
                                                              ---------------------------------
                                                                1998         1997        1996
                                                             ---------    ---------   ---------
                                                               (In thousands, except earnings
                                                                      per share amounts)
Sales of Used Cars......................................    $ 287,618     $ 123,814   $  53,768
Less:
  Cost of Used Cars Sold................................      167,014        72,358      31,879
  Provision for Credit Losses...........................       67,634        23,045       9,657
                                                             --------     ---------   ---------
                                                               52,970        28,411      12,232
                                                             --------     ---------   ---------
Other Income:
  Interest Income.......................................       27,828        18,736       8,597
  Gain on Sale of Loans.................................       12,093        14,852       3,925
  Servicing and Other Income............................       38,631        12,681       2,537
                                                             --------     ---------   ---------
                                                               78,552        46,269      15,059
                                                             --------     ---------   ---------

Income before Operating Expenses........................      131,522        74,680      27,291
                                                             --------     ---------   ---------
Operating Expenses:
  Selling and Marketing.................................       20,565        10,538       3,585
  General and Administrative............................       92,402        41,902      13,118
  Depreciation and Amortization.........................        5,735         3,301       1,382
                                                             --------     ---------   ---------
                                                              118,702        55,741      18,085
                                                             --------     ---------   ---------

Income before Interest Expense..........................       12,820        18,939       9,206
Interest Expense........................................        6,904         2,774       2,429
                                                             --------     ---------   ---------
Earnings before Income Taxes............................        5,916        16,165       6,777
Income Taxes............................................        2,396         6,637         100
                                                             --------     ---------   ---------
Earnings from Continuing Operations.....................        3,520         9,528       6,677
Discontinued Operations:
Loss from Operations of Discontinued Operations,
     net of income tax benefit of $489, $58, and $0.....         (768)          (83)       (811)
Loss from Disposal of Discontinued Operations,
     net of income tax benefit of $5,393, $0, and $0....       (8,455)           --          --
                                                             ---------    ---------   ---------
Net Earnings (Loss).....................................     $ (5,703)    $   9,445   $   5,866
                                                             =========    =========   =========
Earnings per Common Share from Continuing Operations:
  Basic.................................................     $   0.19     $    0.53   $    0.73
                                                             ========     =========   =========
  Diluted...............................................     $   0.19     $    0.52   $    0.69
                                                             ========     =========   =========
Net Earnings (Loss) per Common Share:
  Basic.................................................     $  (0.32)    $    0.53   $    0.63
                                                             =========    =========   =========
  Diluted...............................................     $  (0.31)    $    0.52   $    0.60
                                                             =========    =========   =========

          See accompanying notes to Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 1998, 1997, and 1996
                                 (in thousands)


                                                                                                    Retained
                                       Number of Shares                 Amount ($'s)                Earnings        Total
                                -----------------------------     -------------------             (Accumulated   Stockholders'
                                Preferred  Common    Treasury    Preferred   Common     Treasury     Deficit)       Equity
                                --------   -------   --------    --------   ---------   --------   ----------     ---------
Balances at December 31,
  1995........................     1,000     5,580         --     $10,000   $     127    $   --     $ (5,243)      $  4,884
Issuance of Common Stock
   for Cash...................       --      7,281         --          --      79,335        --           --         79,335
Conversion of Debt to
  Common Stock................       --        444         --          --       3,000        --           --          3,000
Issuance of Common Stock
   to Board of Director's.....       --         22         --          --         150        --           --            150
Redemption of Preferred          (1,000)        --         --     (10,000)         --        --           --        (10,000)
   Stock......................
Preferred Stock Dividends.....       --         --         --          --          --        --         (916)          (916)
Net Earnings for the Year.....       --         --         --          --          --        --        5,866          5,866
                                -------    -------     ------     -------   ---------    ------     --------      ---------
Balances at December 31,
  1996........................       --     13,327         --          --      82,612        --         (293)        82,319
Issuance of Common Stock
   for Cash...................       --      5,194         --          --      89,398        --           --         89,398
Issuance of Common Stock
  Warrants....................       --         --         --          --         612        --           --            612
Net Earnings for the Year.....       --         --         --          --          --        --        9,445          9,445
                                -------    -------     ------     -------   ---------    ------     --------      ---------
Balances at December 31,
  1997........................       --     18,521         --          --     172,622        --        9,152         181,774
Issuance of Common Stock
   for Casg...................       --         84         --          --         306        --           --            306
Issuance of Common Stock
  Warrants....................       --         --         --          --         900        --           --            900
Purchase of Treasury Stock
   for Cash...................       --         --        (72)         --          --      (535)          --           (535)
Acquisition of Treasury
   Stock for Subordinated
   Debentures.................       --         --     (2,689)         --          --   (13,975)          --        (13,975)
Net Loss for the Year.........       --         --                     --          --                 (5,703)        (5,703)
                                -------    -------   ---------    -------   ---------  --------     ---------     ----------

Balances at December 31,
  1998........................       --     18,605     (2,761)    $    --   $ 173,828  $(14,510)    $  3,449      $ 162,767
                                =======    =======   =========    =======   =========  =========    ========      =========


          See accompanying notes to Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                          Years Ended December 31,
                                                                    -----------------------------------
                                                                       1998         1997         1996
                                                                    -----------  ----------    --------
                                                                               (In thousands)
Cash Flows from Operating Activities:
  Net Earnings (Loss)..........................................     $   (5,703)  $    9,445    $  5,866
  Adjustments to Reconcile Net Earnings (Loss) to Net Cash
     Provided by (Used in) Operating Activities from
     Continuing Operations:
  Loss from Discontinued Operations............................          9,223           83         811
  Provision for Credit Losses..................................         67,634       23,045       9,657
  Gain on Sale of Loans........................................        (12,093)      (6,721)     (3,925)
  Deferred Income Taxes........................................         (3,344)       1,094         498
  Depreciation and Amortization................................          5,735        3,301       1,382
  Purchase of Finance Receivables for Sale.....................       (207,085)    (116,830)    (48,996)
  Proceeds from Sale of Finance Receivables....................        159,498       81,098      30,259
  Collections of Finance Receivables...........................         22,000       15,554      26,552
  Decrease (Increase) in Inventory.............................        (11,795)     (20,592)        778
  Increase in Other Assets.....................................         (6,020)      (2,779)     (2,155)
  Increase in Accounts Payable, Accrued Expenses, and Other
     Liabilities...............................................          5,425        6,905       2,571
  Increase (Decrease) in Income Taxes Receivable/Payable.......         (1,233)      (1,378)        535
  Other, Net...................................................           (156)          --          --
                                                                    -----------  ----------    --------
    Net Cash Provided by (Used in) Operating Activities
      of Continuing Operations.................................         22,086       (7,775)     23,833
                                                                    ----------   ----------    --------
Cash Flows from Investing Activities:
  Increase in Finance Receivables..............................       (111,467)     (20,941)         --
  Collections of Finance Receivables...........................         22,779        9,160          --
  Increase in Investments Held in Trust........................        (13,802)      (8,475)     (3,162)
  Advances under Notes Receivable..............................        (13,669)     (32,782)         --
  Repayments of Notes Receivable...............................         11,857        6,900         137
  Proceeds from disposal of Property and Equipment.............         27,413           --          --
  Purchase of Property and Equipment...........................        (21,786)     (19,509)     (5,549)
  Payment for Acquisition of Assets............................             --      (45,220)         --
  Other, Net...................................................             --           --      (1,944)
                                                                    ----------   ----------    --------
    Net Cash Used in Investing Activities of Continuing
       Operations..............................................        (98,675)    (110,867)    (10,518)
                                                                    ----------   ----------    --------
Cash Flows from Financing Activities:
  Additions to Notes Payable...................................         95,191       22,228       1,000
  Repayments of Notes Payable..................................        (43,169)          --     (28,610)
  Issuance of Subordinated Notes Payable.......................         19,630           --          --
  Repayment of Subordinated Notes Payable......................         (2,000)      (2,000)       (553)
  Redemption of Preferred Stock................................             --           --     (10,000)
  Proceeds from Issuance of Common Stock.......................            306       89,398      79,435
  Acquisition of Treasury Stock................................           (535)          --          --
  Other, Net...................................................           (464)        (178)     (1,158)
                                                                    ----------   ----------    --------
    Net Cash Provided by Financing Activities of Continuing
       Operations..............................................         68,959      109,448      40,114
                                                                    ----------   ----------    --------
Net Cash Provided by (Used in) Discontinued Operations.........          6,844       (5,724)    (36,393)
                                                                    ----------   ----------    --------
Net Increase (Decrease) in Cash and Cash Equivalents...........           (786)     (14,918)     17,036
Cash and Cash Equivalents at Beginning of Year.................          3,537       18,455       1,419
                                                                    ----------   ----------    --------
Cash and Cash Equivalents at End of Year.......................     $    2,751   $    3,537    $ 18,455
                                                                    ==========   ==========    ========
Supplemental Statement of Cash Flows Information:
  Interest Paid................................................     $   10,483   $    5,382    $  5,144
  Income Taxes Paid............................................          1,633        6,570         450
  Assumption of Debt in Connection with Acquisition of Assets..             --       29,900          --
  Conversion of Note Payable to Common Stock...................             --           --       3,000
  Purchase of Property and Equipment with Notes Payable........            825           --       8,313
  Purchase of Property and Equipment with Capital Leases.......             --          357          57
  Purchase of Treasury Stock with Subordinated Notes Payable...         13,835           --          --
  Issuance of Warrants for Subordinated Note Payable...........            900           --          --

          See accompanying notes to Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) Organization and Acquisitions

    Ugly Duckling Corporation, a Delaware corporation (the Company), was incorporated in April 1996 as the successor to Ugly Duckling Holdings, Inc.
(UDH), an Arizona corporation formed in 1992. Contemporaneous with the formation of the Company, UDH was merged into the Company with each share of UDH's common stock exchanged for 1.16 shares of common stock in the Company and each share of UDH's preferred stock exchanged for one share of preferred stock in the Company under identical terms and conditions. UDH was effectively dissolved in the merger. The resulting effect of the merger was a recapitalization increasing the number of authorized shares of common stock to 20,000,000 and a 1.16-to-1 common stock split effective April 24, 1996. The stockholders' equity section of the Consolidated Balance Sheets and the Statements of Stockholders' Equity reflect the number of authorized shares after giving effect to the merger and common stock split. The Company's principal stockholder is also the sole stockholder of Verde Investments, Inc. (Verde). The Company's subordinated debt is held by, and the land for certain of its car dealerships and loan servicing facilities was leased from Verde until December 31, 1996, see Note 16.

    During 1997, the Company completed several acquisitions. In January 1997, the Company acquired substantially all of the assets of Seminole Finance Corporation and related companies (Seminole) including four dealerships in Tampa/St. Petersburg and a contract portfolio of approximately $31.1 million in exchange for approximately $2.5 million in cash and assumption of $29.9 million in debt. In April 1997, the Company purchased substantially all of the assets of E-Z Plan, Inc. (EZ Plan), including seven dealerships in San Antonio and a contract portfolio of approximately $24.3 million in exchange for approximately $26.3 million in cash. In September 1997, the Company acquired substantially all of the dealership and loan servicing assets (but not the loan portfolio) of Kars-Yes Holdings Inc. and related companies (Kars), including six dealerships in the Los Angeles market, two in the Miami market, two in the Atlanta market and two in the Dallas market, in exchange for approximately $5.5 million in cash. These acquisitions were recorded in accordance with the "purchase method" of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $16.0 million and has been recorded as goodwill, which is being amortized over periods ranging from fifteen to twenty years. The results of operations of the acquired operations have been included in the accompanying statements of operations from the respective acquisition dates.

(2) Discontinued Operations

    In February 1998, the Company announced its intention to close its branch office network (the "Branch Offices") through which the Company purchased retail installment contracts, and exit this line of business in the first quarter of 1998. The Company recorded a pre-tax charge to discontinued operations of $15.1 million (approximately $9.2 million, net of income taxes) in 1998. The closure was substantially complete as of March 31, 1998 and included the termination of approximately 400 employees, substantially all of whom were employed at the Company's 76 branches that were in place on the date of the announcement. Approximately $1.7 million of the discontinued operations charge was for termination benefits, $6.7 million for portfolio allowance and collection costs, $2.5 million for write-off of pre-opening and start-up costs, and the remainder for lease payments on idle facilities, writedowns of leasehold improvements, data processing and other equipment. The Company has reclassified the accompanying consolidated balance sheets and consolidated statements of operations of the Branch Offices to Discontinued Operations.

    In April 1998, the Company announced that its Board of Directors directed management to proceed with separating the Company's operations into two companies. The Company formed a new subsidiary to operate the Cygnet Dealer Program and Cygnet Financial Services ("Non Dealership Operations"). A proposal to split-up the Company through a rights offering was approved by stockholders at the annual meeting held in August 1998 and rights were subsequently issued to Company stockholders. The Company had previously reported the net assets, results of operations, and cash flows of the Non Dealership Operations in Discontinued Operations. However, the rights offering failed due to a lack of shareholder participation. The Board of Directors has directed management to cease its efforts, for the time being, to separate the Non Dealership Operations of the Company. As a result of the aforementioned, the assets, liabilities, results of operations, and cash flows of the Non Dealership Operations have been reclassified into continuing operations for the periods presented in these consolidated financial statements. Total assets and liabilities for Non Dealership Operations were $77.2 million and $8.7 million, and $49.9 million and $559,000 at December 31, 1998 and 1997, respectively. Revenues and Earnings

(Loss) before Interest Expense were $32,837,000 and $3,993,000, $14,664,000 and $11,331,000, and zero and zero, respectively, for the years ended December 31, 1998, 1997, and 1996. The Company did not record any charges to record the net assets of the Non Dealership Operations at net realizable value at the time the separation was announced, and, consequently, did not reverse any loss accruals during 1998.

    The components of Net Assets of Discontinued Operations as of December 31, 1998 and December 31, 1997 follow (in thousands):

                                                          December 31,
                                                      -------------------
                                                        1998       1997
                                                      ---------  --------
    Finance Receivables, net.....................     $ 30,649   $ 26,780
    Residuals in Finance Receivables Sold........        7,875     16,099
    Investments Held in Trust....................        3,665      7,277
    Property and Equipment.......................        1,198      1,424
    Capitalized Start-up Costs...................           --      2,453
    Other Assets, net of Accounts Payable and
      Accrued Liabilities........................        1,153        550
    Disposal Liability...........................       (6,024)        --
                                                      ---------  --------
                                                      $ 38,516   $ 54,583
                                                      ========   ========

    Following is a summary of the operating results of the Discontinued Operations for the years ended December 31, 1998, 1997, and 1996 (in thousands):

                                                       December 31,
                                             --------------------------------
                                               1998        1997        1996
                                             --------    --------     -------
Revenues.................................    $  3,095    $ 21,213     $ 7,768
Expenses.................................     (18,200)    (21,354)     (8,579)
                                             --------    --------     -------
Loss before Income Tax (Benefit).........     (15,105)       (141)       (811)
Income Tax Benefit.......................      (5,882)        (58)         --
                                             ---------   ---------    -------
Loss from Discontinued Operations........    $ (9,223)   $    (83)    $  (811)
                                             =========   =========    =======

(3) Summary of Significant Accounting Policies

Operations

    The Company, through its subsidiaries, owns and operates used car sales dealerships, a collateralized dealer finance program, and a third party bulk purchasing and loan servicing operation. Additionally, Ugly Duckling Receivables Corporation (UDRC) and Ugly Duckling Receivables Corporation II (UDRC II),
"bankruptcy remote entities" are the Company's wholly-owned special purpose securitization subsidiaries. Their assets include residuals in finance receivables sold and investments held in trust, including amounts classified as discontinued operations, in the amounts of $7,875,000 and $3,665,000, respectively, at December 31, 1998 and in the amounts of $16,099,000 and $7,277,000, respectively, at December 31, 1997. These amounts would not be available to satisfy claims of creditors of the Company.

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

Concentration of Credit Risk

    The Company provides sales finance services in connection with the sales of used cars to individuals residing in numerous metropolitan areas. The Company operated a total of 56, 41, and 8 used car dealerships (company dealerships) in nine, ten and two metropolitan markets at December 31, 1998, 1997, and 1996, respectively.

     As of December 31, 1998, the Company's Cygnet Dealer Program had warehouse purchase facilities and revolving lines of credit with a total of approximately 63 third party dealers. Cygnet Dealer's net investment in finance receivables purchased from 2 third party dealers totaled approximately $15.1 million, representing approximately 34% of Cygnet dealer's net finance receivables portfolio as of December 31, 1998. There were no other third party dealer loans that exceeded 10% of the Company's finance receivables portfolio as of December 31, 1998.

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

Residuals in Finance  Receivables  Sold,  Investments Held in Trust, and Gain on
   Sale of Loans

    In 1996, the Company initiated a Securitization Program under which it sold (securitized), on a non-recourse basis, finance receivables to a trust which used the finance receivables to create asset backed securities which were remitted to the Company in consideration for the sale. The Company then sold senior certificates (A certificates) to third party investors and retained subordinated certificates certificates). In consideration of such sale, the Company received cash proceeds from the sale of certificates collateralized by the finance receivables and the right to future cash flows under the subordinated certificates (residual in finance receivables sold, or residual) arising from those receivables to the extent not required to make payments on the A certificates sold to a third party or to pay associated costs.

    Gains or losses were determined based upon the difference between the sales proceeds for the portion of finance receivables sold and the Company's recorded investment in the finance receivables sold. The Company allocated the recorded investment in the finance receivables between the portion of the finance receivables sold and the portion retained based on the relative fair values on the date of sale.

    To the extent that actual cash flows on a securitization are below original estimates and differ materially from the original securitization assumptions, and in the opinion of management, if those differences appear to be other than temporary in nature, the Company's residual will be adjusted, with corresponding charges against income in the period in which the adjustment is made. Such evaluations are performed on a security by security basis, for each certificate or spread account retained by the Company.

    The structure of the Company's securitization transaction consummated in the fourth quarter of 1998 was changed from the structure of the transactions previously effected under its Securitization Program and has been accounted for as a secured financing in accordance with SFAS 125, Accounting for Transfers and

Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125). The loan contracts included in the transaction remain in Finance Receivables and the A Certificates are reflected in Collateralized Notes Payable.

    The Company is required to make an initial deposit into an account held by the trustee (spread account) and to pledge this cash to the trust to which the finance receivables were sold. The trustee in turn invests the cash in highly liquid investment securities. In addition, the Company (through the trustee) deposits additional cash flows from the residual to the spread account as necessary to attain and maintain the spread account at a specified percentage of the underlying finance receivable principal balances. These deposits are classified as Finance Receivables.

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

Finance Receivables and Allowance for Credit Losses

    Finance receivables consist of contractually scheduled payments from installment sales contracts net of unearned finance charges, accrued interest receivable, direct loan origination costs, investments held in trust, and an allowance for credit losses, including nonaccretable discounts.

    The Company follows the provisions of Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Direct loan origination costs represent the unamortized balance of costs incurred in the origination of contracts at the Company's dealerships.

    An allowance for credit losses (allowance) is established by charging the provision for credit losses and the allocation of acquired allowances. For contracts generated by the Company dealerships, the allowance is established by charging the provision for credit losses. Contracts purchased from third party dealers are generally purchased with an acquisition discount (discount). The discount is negotiated with third party dealers pursuant to a financing program that bases the discount on, among other things, the credit risk of the borrower and the amount to be financed in relation to the car's wholesale value. The discount is allocated between nonaccretable discount and discount available for accretion to interest income. The portion of discount allocated to the allowance is based upon historical performance and write-offs of contracts acquired from third party dealers, as well as the general credit worthiness of the borrowers and the wholesale value of the vehicle. The remaining discount, if any, is deferred and accreted to income using the interest method.

    To the extent that the allowance is considered insufficient to absorb anticipated credit losses, additions to the allowance are established through a charge to the provision for credit losses. The evaluation of the allowance considers such factors as the performance of each dealerships loan portfolio, the Company's historical credit losses, the overall portfolio quality and delinquency status, the review of specific problem loans, the value of underlying collateral, and current economic conditions that may affect the borrower's ability to pay.

Notes Receivable

    Notes receivable are recorded at cost, less related allowance for impaired notes receivable. Management, considering information and events regarding the borrowers ability to repay their obligations, including an evaluation of the estimated value of the related collateral, considers a note to be impaired when it is probable that the Company will be unable to collect amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate or the fair value of the collateral if the loan is collateral dependent. Impairment losses are included in the allowance for credit losses through a charge to the provision for credit losses. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been received and are recognized as interest income, thereafter.

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

Stock Option Plan

    The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method as defined in SFAS No. 123 had been applied.

    The Company uses one of the most widely used option pricing models, the Black-Scholes model (Model), for purposes of valuing its stock option grants. The Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions, including the expected stock price volatility, expected dividend yields, the risk free interest rate, and the expected life. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options.

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

Impairment of Long-Lived Assets

    Long-Lived Assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

    The Company adopted the provisions of SFAS No. 125 on January 1, 1997. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of SFAS No. 125 did not have a material impact on the Company.

Reclassifications

    Certain reclassifications have been made to the prior years' consolidated financial statement amounts to conform to the current year presentation.

(4) Finance Receivables and Allowance for Credit Losses

    A summary of finance receivables as of December 31, 1998 and 1997 follows (in thousands):


                                                                          December 31,
                                           -----------------------------------------------------------------------
                                                          1998                                  1997
                                           ----------------------------------    ---------------------------------
                                                           Non                                   Non
                                           Dealership   Dealership               Dealership   Dealership
                                           Operations   Operations     Total     Operations   Operations    Total
                                           ---------    ----------   --------    ---------    ----------   --------
Installment Sales Contract Principal
   Balances............................     $ 93,936     $ 51,282    $145,218     $ 55,965     $ 27,480    $ 83,445
Add: Accrued Interest Receivable.......          877          473       1,350          462          147         609
Loan Origination Costs, Net............        2,237           --       2,237        1,431           --       1,431
                                            --------     --------    --------     --------     --------    --------
Principal Balances, Net................       97,050       51,755     148,805       57,858       27,627      85,485
Residuals in Finance Receivables Sold..       33,331        2,625      35,956       13,277           --      13,277
Investments Held in Trust..............       20,564           --      20,564       10,357           --      10,357
                                            --------     --------    --------     --------     --------    --------
                                             150,945       54,380     205,325       81,492       27,627     109,119
Allowance for Credit Losses............      (24,777)      (2,024)    (26,801)     (10,356)      (1,035)    (11,391)
Discount on Acquired Loans.............           --      (15,315)    (15,315)          --       (7,155)     (7,155)
                                            --------     ---------   --------     --------     ---------   --------
Finance Receivables, net...............     $126,168     $ 37,041    $163,209     $ 71,136     $ 19,437    $ 90,573
                                            ========     ========    ========     ========     ========    ========

Classification:
Finance Receivables Held for Sale           $     --     $     --    $     --     $ 52,000     $     --    $ 52,000
Finance Receivables Held for Investment       97,050       51,755     148,805        5,858       27,627      33,485
                                            --------     --------    --------     --------     --------    --------
                                            $ 97,050     $ 51,755    $148,805     $ 57,858     $ 27,627    $ 85,485
                                            ========     ========    ========     ========     ========    ========

    A summary of the allowance for credit losses on finance receivables for the years ended December 31, 1998, 1997 and 1996 follows (in thousands):

                                                       1998                                  1997
                                         -------------------------------     -------------------------------
                                                                                                                   1996
                                                        Non                                 Non                 ----------
                                         Dealership  Dealership              Dealership  Dealership             Dealership
                                         Operations  Operations    Total     Operations  Operations    Total    Operations
                                         ----------  ----------  ---------   ----------  ----------  ---------  ----------
          Balances, Beginning of Year    $  10,356    $  1,035   $  11,391   $   1,625   $      --   $   1,625   $   7,500
          Provision for Credit Losses       65,318       2,016      67,334      22,354         491      22,845       9,657
          Allowance on Acquired Loans           --         801         801      15,309         550      15,859          --
          Net Charge Offs............       (6,358)     (1,828)    (8,186)      (7,524)         (6)     (7,530)     (6,202)
          Sale of Finance Receivables      (44,539)         --    (44,539)     (21,408)         --     (21,408)     (9,330)
                                         ---------   ---------   ---------   ---------    --------   ---------   ---------
          Balances, End of Year......    $  24,777   $   2,024   $  26,801   $  10,356   $   1,035   $  11,391   $   1,625
                                         =========   =========   =========   =========   =========   =========   =========

    The valuation of the Residual in Finance Receivables Sold as of December 31, 1998, which totaled $33.3 million, represents the present value of the Dealership Operations' interests in the distributions of future cash flows from the underlying portfolio out of the securitization trusts and Investments Held in Trust (see note 5) which totaled $20.6 million at December 31, 1998. The Company's securitization transactions were discounted with a rate of 12% using the "cash out method". For securitizations between June 30, 1996 and June 30, 1997, net losses were originally estimated using total expected cumulative net losses at loan origination of approximately 26.0%, adjusted for actual cumulative net losses prior to securitization. Prepayment rates were estimated to be 1.5% per month of the beginning of month balances.

    During the year ended December 31, 1997, the Company recorded a $5.7 million charge to write-down the Residuals in Finance Receivables Sold. The charge had the effect of increasing the cumulative net loss assumption to approximately 27.5%, for the securitization transactions that took place prior to June 30, 1997. For the securitization transaction that took place in September 1997, net losses were estimated using total expected cumulative net losses at loan origination of approximately 27.5%, adjusted for actual cumulative net losses prior to securitization. For securitization transactions completed during the nine month period ended September 30, 1998, net losses were estimated using total expected cumulative net losses at loan origination of approximately 29.0%, adjusted for actual cumulative net losses prior to securitization. Prepayment rates were estimated to be 1% per month of the beginning of month balance.

    As of December 31, 1998 and 1997, the Residuals in Finance Receivables Sold for the Company's Dealership Operations were comprised of the following (in thousands):

                                                             December 31,
                                                       ----------------------
                                                          1998         1997
                                                       --------      --------
Retained interest in subordinated securities (B
     Certificates).................................   $  51,243     $  25,483
Net interest spreads, less present value discount..      25,838        10,622
Reduction for estimated credit loss................     (43,750)      (22,828)
                                                      ---------      --------
Residuals in finance receivables sold..............   $  33,331     $  13,277
                                                      =========     =========
Securitized principal balances outstanding.........   $ 198,747     $ 127,356
                                                      =========     =========
Estimated credit losses and allowances as a % of
   securitized principal balances outstanding......       22.0%           17.9%
                                                      ========      ==========


    The following table reflects a summary of activity for the Residuals in Finance Receivables Sold for the Company's Dealership Operations for the years ended December 31, 1998 and 1997, respectively (in thousands):

                                                          December 31,
                                                      ---------------------
                                                        1998         1997
                                                      --------     --------
 Balance, Beginning of Year.......................    $ 13,277     $  8,512
 Additions........................................      35,435       17,734
 Amortization.....................................     (15,381)      (7,242)
 Write-down of Residual in Finance Receivables Sold         --       (5,727)
                                                      --------     --------
 Balance, End of Year.............................    $ 33,331     $ 13,277
                                                      ========     ========

    The Company also has an investment in subordinate certificates originated by a third party approximating $2.6 million at December 31, 1998 held by its Non Dealership Operations classified as Residuals in Finance Receivables Sold.

(5) Investments Held in Trust

    In connection with its securitization transactions, the Company is required to provide a credit enhancement to the investor. The Company makes an initial cash deposit, ranging from 4% to 6% of the initial underlying finance receivables principal balance, of cash into an account held by the trustee
(spread account) and pledges this cash to the trust to which the finance receivables were sold. Additional deposits from the residual cash flow (through the trustee) are made to the spread account as necessary to attain and maintain the spread account at a specified percentage, ranging from 6.0% to 10.5%, of the underlying finance receivables principal balance.

    In the event that the cash flows generated by the finance receivables are insufficient to pay obligations of the trust, including principal or interest due to certificate holders or expenses of the trust, the trustee will draw funds from the spread account as necessary to pay the obligations of the trust. The spread account must be maintained at a specified percentage of the principal balances of the finance receivables held by the trust, which can be increased in the event delinquencies or losses exceed specified levels. If the spread account exceeds the specified percentage, the trustee will release the excess cash to the Company from the pledged spread account. Except for releases in this manner, the cash in the spread account is restricted from use by the Company.

    During 1998, the Company made initial spread account deposits totaling $13.1 million and additional net deposits through the trustee totaling $4.8 million. The total balance in the spread accounts was $20.6 million as of December 31, 1998. In connection therewith, the specified spread account balance based upon the aforementioned specified percentages of the balances of the underlying portfolios was $23.7 million, resulting in additional funding requirements from future cash flows of $3.1 million as of December 31, 1998. The additional funding requirement will decline as the trustee deposits additional cash flows into the spread account and as the principal balance of the underlying finance receivables declines.

    During 1997, the Company made initial spread account deposits totaling $6.1 million and additional net deposits through the trustee totaling $1.8 million. The total balance in the spread accounts was $10.4 million as of December 31, 1997. In connection therewith, the specified spread account balance based upon the aforementioned specified percentages of the balances of the underlying portfolios as of December 31, 1997 was $10.5 million, resulting in additional funding requirements of $101,000 as of December 31, 1997.

(6)   Notes Receivable

         The Company's Cygnet Dealer Program has various notes receivable from used car dealers. Under its Asset Based Loan program, the Company had commitments for revolving notes receivable totaling $13.8 million at December 31, 1998. These notes have various maturity dates through June 2001 with interest rates ranging from prime plus 5.00% to prime plus 9.75% per annum (12.75% to 17.50% at December 31, 1998) payable monthly. The revolving notes subject the borrower to borrowing base requirements with advances on eligible collateral (retail installment contracts) ranging from forty-five percent to sixty-five percent of the par value of the underlying collateral. The balance outstanding on notes receivable totaled $8.8 million, and $5.6 million at December 31, 1998 and 1997, respectively. The allowance for credit losses for notes receivable totaled $500,000 and $200,000 at December 31, 1998 and 1997, respectively.

    In July  1997,  First  Merchants  Acceptance  Corporation  (FMAC)  filed for bankruptcy. Immediately subsequent to the bankruptcy filing, the Company executed a loan agreement to provide FMAC with up to $10.0 million in debtor in possession (the DIP facility) financing. The DIP facility accrued interest at 12.0%, was initially scheduled to mature on February 28, 1998, and was secured by substantially all of FMAC's assets. The Company and FMAC subsequently amended the DIP facility to increase the maximum commitment to $21.5 million, decrease the interest rate to 10.0% per annum, and extend the maturity date indefinitely. In connection with the amendment, FMAC pledged the first $10.0 million of income tax refunds receivable, the balance of which FMAC anticipates collecting in 1999, to the Company. The maximum commitment under the DIP facility had been reduced to $12.4 million at December 31, 1998. Once the proceeds from the income tax refunds are remitted to the Company, such amounts permanently reduce the maximum commitment under the DIP facility. Thereafter, the Company anticipates collecting the balance of the DIP facility from distributions to FMAC from FMAC's residual interests in certain securitization transactions. The outstanding balance on the DIP facility totaled $12.2 million and $11.0 million at December 31, 1998 and 1997, respectively.

    During the third and fourth fiscal quarters of 1997, the Company acquired the senior bank debt of FMAC from the bank group members holding such debt. In December 1997, a credit bid for the outstanding balance of the senior bank debt plus certain fees and expenses (the "credit bid purchase price") was entered and approved in the bankruptcy court resulting in the transfer of the senior bank debt for the loan portfolio which secured the senior bank debt (the "owned loans"). Simultaneous with the transfer to the Company, a finance company purchased the owned loans for 86% of the principal balance of the loan portfolio, and the Company retained a 14% participation in the loan portfolio. FMAC has guaranteed that the Company will receive an 11.0% return on the credit bid purchase price from the cash flows generated by the owned loans, and further collateralized by FMAC's residual interests in certain securitization transactions. The balance of the participation totaled $6.9 million and $9.2 million at December 31, 1998 and 1997, respectively.

    A summary of notes receivable as of December 31, 1998 and 1997 follows (in thousands):

                                                                  December 31,
                                                             --------   --------
                                                              1998        1997
                                                             --------   --------
Notes Receivable under the Asset Based Loan Program, net
   of allowance for doubtful accounts of $500, and $200,
   respectively.........................................     $  8,311  $   5,594
FMAC Debtor in Possession Note Receivable...............       12,228     10,994
FMAC Bank Group Participation...........................        6,856      9,244
Other Notes Receivable..................................          862        913
                                                             --------   --------
Notes Receivable, net...................................     $ 28,257   $ 26,745
                                                             ========   ========


(7)   Property and Equipment

    A summary of Property and Equipment as of December 31, 1998 and 1997 follows (in thousands):

                                                              December 31,
                                                        ---------------------
                                                          1998         1997
                                                        --------     --------
Land................................................    $  3,721     $ 13,813
Buildings and Leasehold Improvements................       9,984       16,274
Furniture and Equipment.............................      24,373       11,668
Vehicles............................................         219          306
Construction in Process.............................       2,872        2,817
                                                        --------     --------
                                                          41,169       44,878
Less Accumulated Depreciation and Amortization......      (8,199)      (5,051)
                                                        --------     --------
Property and Equipment, Net.........................    $ 32,970     $ 39,827
                                                        ========     ========

    In March 1998, the Company executed a commitment letter with an investment company for the sale-leaseback of up to $37.0 million in real property. Pursuant to the terms of the agreement, the Company would sell certain real property to the investment company at its cost and leaseback the properties for an initial term of twenty years. During 1998, the Company sold approximately $27.4 million of property under this agreement and recognized no gain or loss on the sale-leaseback transactions.

    Interest expense capitalized in 1998, 1997 and 1996 totaled $135,000, $229,000, and zero, respectively.

(8) Intangible Assets

    A summary of intangible assets as of December 31, 1998 and 1997 follows (in thousands):

                                              December 31,
                                           ------------------
                                             1998       1997
                                           --------   -------
          Original Cost:
          Goodwill....................     $ 17,037   $17,945
          Trademarks..................          581       581
          Covenants not to Compete....          250       250
                                           --------   -------
                                             17,868    18,776
          Accumulated Amortization....       (2,338)   (1,233)
                                           --------   -------
          Intangibles, Net............     $ 15,530   $17,543
                                           ========   =======

    Amortization expense relating to intangible assets totaled $1,105,000, $857,000, and $63,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(9) Other Assets

    A summary of Other Assets as of December 31, 1998 and 1997 follows (in thousands):

                                                  December 31,
                                              ------------------
                                                1998       1997
                                              -------    -------
           Prepaid Expenses..............      $2,484     $1,957
           Income Taxes Receivable.......       2,926      1,693
           Servicing Receivables.........       4,266      1,389
           Restricted Cash...............       1,565      1,280
           Deposits......................       1,286        829
           Employee Advances.............       1,431        821
           Deferred Income Taxes.........       2,626         --
           Other.........................       3,991      3,277
                                              -------    -------
                                              $20,575    $11,246
                                              =======    =======

(10) Accrued Expenses and Other Liabilities

    A summary of Accrued Expenses and Other Liabilities as of December 31, 1998 and 1997 follows (in thousands):

                                                  December 31,
                                               -----------------
                                                 1998      1997
                                               -------   -------
           Sales Taxes....................     $ 3,033   $ 3,909
           Accrued Payroll, Benefits & Taxes     2,192     2,366
           Collections Liability..........       3,121     1,503
           Accrued Advertising............       1,234       850
           Accrued Post Sale Support......       1,809       771
           Deferred Income Taxes..........          --       718
           Others.........................       8,305     4,847
                                               -------   -------
                                               $19,694   $14,964
                                               =======   =======

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

(11) Notes Payable

    A summary of Notes Payable at December 31, 1998 and 1997 follows (in thousands):

                                                                          December 31,
                                                                       --------------------
                                                                         1998       1997
                                                                       ---------  ---------
$125,000,000 revolving loan with a finance company, interest payable daily at 30 day LIBOR (5.24% at December 31, 1998)
   plus 3.15% through  June 2000, secured by substantially all assets of the Company.............................................  $  51,765  $ 56,950
Two notes payable to a finance company totaling $7,450,000,
   monthly interest payable at the prime rate plus 1.50%
   (9.25 % at December 31, 1998) through January 1998; thereafter, monthly payments of $89,000 plus interest through April 1999 when the remaining unpaid principal is due, secured by first
   deeds of trust and assignments of rents on certain real property..      3,386     7,450
Other notes bearing interest at rates ranging from 9% to 11% due through August 2001, secured by certain real property and
   certain  property and equipment ..................................        967       771
                                                                       ---------  ---------
          Subtotal...................................................     56,119     65,171
          Less:  Unamortized Loan Fees...............................      1,025        350
                                                                       ---------  ---------
          Total......................................................  $  55,093  $  64,821
                                                                       ========== =========

    The aforementioned revolving loan agreement contains various reporting and performance covenants including the maintenance of certain ratios, limitations on additional borrowings from other sources, restrictions on certain operating activities, and a restriction on the payment of dividends under certain circumstances. The Company was in compliance with the covenants at December 31, 1998 and 1997 except for interest coverage ratios at December 31, 1998, for which the Company obtained a waiver.

(12)     Collateralized Notes Payable

    The Company has Collateralized Notes Payable consisting of a note payable under a securitization and a note payable secured by the common stock of the Company's securitization subsidiaries. These notes do not have contractually scheduled principal payments but require the Company to remit all collections on the collateral to the note holders. A summary of Collateralized Notes Payable at December 31, 1998 and 1997, respectively, follows (in thousands):

                                                                          December 31,
                                                                       -------------------
                                                                         1998       1997
                                                                       --------  ---------
$50,607,000 of A Certificates issued pursuant to the Company's
   Securitization Program, interest payable monthly at 5.90%, secured by the pool of finance receivable contracts and spread account ($5.7 million at December 31, 1998), monthly principal payments are 73% of principal reductions of the underlying
   pool of finance receivable contracts...........................        50,607        --
$15 million note payable to a finance company, bearing interest at
   LIBOR plus 4% (9.54% at December 31, 1998), secured by the capital stock of UDRC and UDRC II, Lender will receive all
   UDRC II, Lender will receive all  distributions  for Residuals in distributions for Residuals in Finance Receivables Sold until
   until note is paid in full.....................................        12,234        --
                                                                       --------  ---------
          Subtotal................................................        62,841        --
          Less:  Unamortized Loan Fees............................           640        --
                                                                       --------  ---------
          Total...................................................     $ 62,201  $      --
                                                                       ========  =========

     (13) Subordinated Notes Payable

    A summary of Subordinated Notes Payable at December 31, 1998 and 1997 follows:

                                                                          December 31,
                                                                      -------------------
                                                                         1998      1997
                                                                      ---------   -------
                                                                         (In thousands)
$17.5 million Subordinated debentures, interest at 12% per
   annum (approximately 18.8% effective rate) payable
   semi-annually with the entire principal balance due October
   23, 2003; the debentures are subordinate to all other Company indebtedness except the Verde note and contain certain call
   provisions at the option of the Company..........................  $  17,479  $     --
$15 million notes payable to unrelated parties, bearing interest at
   12% per annum payable quarterly, principal due February 2001 senior to the Verde subordinated note payable and the
   subordinated debentures..........................................      15,000       --
$5 million notes payable to unrelated parties, bearing interest 12%
   per annum payable quarterly, principal due July 2001 senior to the Verde subordinated note payable and the subordinated
   debentures.......................................................       5,000       --
$14 million unsecured note payable with Verde, interest payable monthly at 10% per annum with annual principal payments of
   $2 million, maturing June 2003...................................      10,000    12,000
                                                                      ----------    ------
          Subtotal..................................................     47,479    12,000
          Less:  Unamortized Premium................................      3,738         --
                                                                      ---------   --------
          Total.....................................................   $ 43,741   $ 12,000
                                                                       ========   ========

    During the year the Company issued $17.5 million of subordinated debentures in exchange for 2.7 million shares of Company common stock valued at $14.0 million ("Exchange Offer"), including $370,000 of costs incurred for the Exchange Offer. The debentures are unsecured and subordinate to all existing and future indebtedness of the Company and bear interest at 12% per annum payable semi-annually each April and October, approximately $2.9 million per year, until they are paid in full on October 23, 2003. The debentures were issued at a premium of approximately $3,874,000 in excess of the market value of the shares tendered, which will be amortized over the life of the debentures and results in an effective interest rate of approximately 18.8%. The Company is required to pay the principal amount of debentures on the fifth anniversary of their issuance date.

    In connection with the issuance of the $15 million senior subordinated notes payable, the Company issued warrants, which were valued at approximately $900,000, to the lenders to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $10.00 per share exercisable at any time until the later of (1) February 2001, or (2) such time as the notes have been paid in full.

    Interest expense related to the subordinated note payable with Verde totaled $1,073,000, $1,232,000, and $1,933,000, during the years ended December 31,
1998, 1997 and 1996, respectively.

    A summary of the future minimum principal payments required under the aforementioned notes payable and subordinated notes payable after December 31, 1998 follows (in thousands):

                                              Subordinated
         December 31,     Notes Payable      Notes Payable         Total
         ------------     -------------      -------------      ----------
      1999..........      $       3,634      $       2,000      $    5,634
      2000..........             51,903              2,000          53,903
      2001..........                581             22,000          22,581
      2002..........                 --              2,000           2,000
      2003..........                 --             19,479          19,479
                          -------------      -------------      ----------
                            $    56,118      $      47,479      $  103,597
                            ===========      =============      ==========

(14) Income Taxes

    Income taxes amounted to $2,396,000, $6,637,000, and $100,000 for the years ended December 31, 1998, 1997 and 1996, respectively (an effective tax rate of 40.5%, 41.1%, and 1.6%, respectively). A reconciliation between taxes computed at the federal statutory rate of 35% in 1998 and 1997 and 34% in 1996 at the effective tax rate on earnings before income taxes follows (in thousands):

                                                      December 31,
                                              -----------------------------
                                               1998       1997       1996
                                              -------    ------    --------
Computed "Expected" Income Taxes .......      $2,071     $5,658    $  2,142
State Income Taxes, Net of Federal Effect         96        962          41
Change in Valuation Allowance...........         735         --      (2,315)
Other, Net..............................        (506)        17         232
                                              -------    ------    --------
                                              $2,396     $6,637    $    100
                                              ======     ======    ========

    Components of income taxes (benefit) for the years ended December 31, 1998, 1997 and 1996 follow (in thousands):

                                       Current  Deferred    Total
                                      --------   -------  -------
           1998:
             Federal..............    $    91    $ 2,158  $ 2,249
             State................          6        141      147
                                      -------    -------  -------
                                           97      2,299    2,396
             Discontinued operations     (239)    (5,643)  (5,882)
                                      --------   -------- --------
                                      $  (142)   $(3,344) $(3,486)
                                      ========   ======== ========
           1997:
             Federal..............    $ 3,743    $ 1,414  $ 5,157
             State................      1,197        283    1,480
                                      -------    -------  -------
                                        4,940      1,697    6,637
             Discontinued operations      (40)       (18)     (58)
                                      --------   -------- --------
                                      $ 4,900    $ 1,679  $ 6,579
                                      =======    =======  =======
           1996:
             Federal..............    $  (149)   $   187  $    38
             State................         --         62       62
                                      -------    -------  -------
                                      $  (149)   $   249  $   100
                                      =======    =======  =======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997 are presented below (in thousands):

                                                             December 31,
                                                          -----------------
                                                            1998       1997
                                                          -------    ------
Deferred Tax Assets:
  Finance Receivables, Principally Due to the
     Allowance for Credit Losses....................      $2,282     $  473
  Inventory.........................................          --        246
  Federal and State Income Tax Net Operating Loss
     Carryforwards..................................       1,224         28
  Discontinued Operations Liability.................       2,410         --
  Accrued Post Sale Support.........................         717        357
  Other.............................................         934        395
                                                          ------     ------
  Total Gross Deferred Tax Assets...................       7,567      1,499
  Less: Valuation Allowance.........................        (735)        --
                                                          -------    ------
          Net Deferred Tax Assets...................       6,832      1,499
                                                          ------     ------
Deferred Tax Liabilities:
  Software Development Costs........................      (2,191)      (237)
  Inventory.........................................      (1,176)        --
  Pre-Opening and Start Up Costs....................          --     (1,236)
  Loan Origination Fees.............................        (255)      (586)
  Other.............................................        (584)      (158)
                                                          ------     ------
     Total Gross Deferred Tax Liabilities...........      (4,206)    (2,217)
                                                          ------     -------
          Net Deferred Tax Asset (Liability)........      $2,626     $ (718)
                                                          ======     ======

    The valuation allowance for deferred tax assets as of December 31, 1998 and 1997 was $735,000 and zero, respectively. The net change in the total valuation allowance for the year ended December 31, 1998 was an increase of $735,000. The allowance is attributable primarily to future deductions and net operating loss carryforwards in certain states where the Branch Offices operated and realization of a tax benefit is unlikely. There was no change in the Valuation Allowance for the year ended December 31, 1997. In assessing the realizability of Deferred Tax Assets, management considers whether it is more likely than not that some portion or all of the Deferred Tax Assets will not be realized. The ultimate realization of Deferred Tax Assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of Deferred Tax Liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the Deferred Tax Assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the established valuation allowance at December 31, 1998.

    At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,822,000, which, subject to annual limitations, are available to offset future taxable income, if any, through 2011.

(15) Servicing

    Pursuant to the Company's securitization program that began in 1996, the Company securitizes loan portfolios with servicing retained. The Company services the securitized portfolios for a monthly fee ranging from .25% to .33% (generally, 3.0% to 4.0% per annum) of the beginning of month principal balance of the serviced portfolios. The Company has retained the servicing rights on the contracts it has sold in connection with its securitization transactions. The Company has not established any servicing assets or liabilities in connection with its securitizations as the revenues from contractually specified servicing fees and other ancillary sources have been just adequate to compensate the Company for its servicing responsibilities.

    In 1998 the Company's Non Dealership Operations entered into several agreements with third parties to service loan portfolios on their behalf. The service fees are generally a percentage of the outstanding principal balance ranging from generally, 3.25% to 4.0% per annum, subject to a minimum dollar amount per contract, and are paid monthly.

    The Company recognized servicing income of $33.3 million, $8.8 million, and $1.9 million in the years ended December 31, 1998, 1997 and 1996, respectively.

    A summary of portfolios serviced by the Company's respective segments as of December 31, 1998 and 1997 follows (in thousands):

Dealership Operations:                                      1998         1997
                                                         -----------   ---------
Finance Receivables from continuing operations.......    $    93,936   $  55,965
Finance Receivables from discontinued operations              30,219      29,965
Securitized with servicing retained..................        242,297     238,025
Servicing on behalf of others........................         47,947     127,322
                                                         -----------   ---------
Total serviced portfolios Dealership Operations .....        414,399     451,277
                                                         -----------   ---------

Non Dealership Operations:
Finance Receivables .................................          1,237          --
Servicing on behalf of others........................        586,081          --
                                                         -----------    --------
     Total serviced portfolios Non Dealership
         Operations..................................        587,318         --
                                                         -----------   ---------
      Total serviced portfolios......................    $ 1,001,717  $ 451,277
                                                         ===========  =========

    Pursuant to the terms of the various servicing agreements, the serviced portfolios are subject to certain performance criteria. In the event the serviced portfolios do not satisfy such criteria the servicing agreements contain various remedies up to and including the removal of servicing rights from the Company.

(16) Lease Commitments

    The Company leases used car sales facilities, loan servicing centers, offices, and certain office equipment from unrelated entities under various operating leases that expire through March 2019. The leases require monthly rental payments aggregating approximately $871,000 and contain various renewal options from one to ten years. In certain instances, the Company is also responsible for occupancy and maintenance costs, including real estate taxes, insurance, and utility costs. Rent expense totaled $11,419,000, $5,398,000 and $2,394,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

    During 1996, the Company purchased six car lots, a vehicle reconditioning center, and two office buildings from Verde. These properties had previously been rented from Verde pursuant to various leases which called for base monthly rents aggregating approximately $123,000 plus contingent rents as well as all occupancy and maintenance costs, including real estate taxes, insurance, and utilities. In connection with the purchase, Verde returned security deposits that totaled $364,000. Rent expense for the year ended December 31, 1996 totaled $2,394,000, which included rents paid to Verde totaling $1,498,000 including contingent rents of $440,000.

    A summary of future minimum lease payments required under noncancelable operating leases with remaining lease terms in excess of one year as of December 31, 1998 follows (in thousands):

                             Continuing  Discontinued
            December 31,     Operations   Operations     Total
            ------------     ----------  ------------  --------
            1999..........     $11,320      $  567     $ 11,887
            2000..........      10,216         178       10,394
            2001..........       8,263          --        8,263
            2002..........       5,849          --        5,849
            2003..........       3,874          --        3,874
            Thereafter....      45,181          --       45,181
                               -------      ------     --------
                      Total    $84,703      $  745     $ 85,448
                               =======      ======     ========

(17) Stockholders' Equity

    During 1998 the Company acquired approximately 2.7 million shares of Company Common Stock with a value of approximately $14.0 million in the Exchange Offer. The Company also acquired 72,000 shares of Treasury Stock for approximately $535,000 under its Stock Repurchase Program.

    During 1997, the Company completed a private placement of 5,075,500 shares of common stock for a total of approximately $88.7 million cash, net of stock issuance costs. The registration of the shares sold in the private placement was effective in April 1997. During 1996, the Company completed two public offerings in which it issued a total of 7,245,000 shares of common stock for approximately $79.4 million cash, net of stock issuance costs.

    During 1998, the Company issued 50,000 warrants to a third party to purchase Company common stock. The warrants are exercisable through February 2001 at an exercise price of $12.50 per share of common stock.

    During 1998, the Company issued warrants, valued at approximately $900,000, to purchase 500,000 shares of Company common stock at $10 per share in connection with senior subordinated note payable agreements. The warrants are exercisable at any time until (1) February 2001, or (2) the notes are paid in full.

    During the year the Company issued 325,000 warrants to a third party to purchase Company common stock at $20.00 per share. The warrants expire on April 1, 2001 and are subject to a call feature by the Company.

    During 1997, the Company issued warrants for the right to purchase 389,800 shares of the Company's common stock for $20.00 per share exercisable through February 2000. The warrants were valued at approximately $612,000. These warrants remained outstanding at December 31, 1998. In addition, warrants to acquire 116,000 shares of the Company's common stock at $6.75 per share and 170,000 shares of the Company's common stock at $9.45 per share were outstanding at December 31, 1997.

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

(18) Earnings (Loss) Per Share

    A summary of the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the years ended December 31, 1998, 1997, and 1996 follows (in thousands, except for per share amounts):

                                                       1998     1997       1996
                                                     -------- --------   -------
Earnings From Continuing Operations..............    $ 3,520  $  9,528   $ 6,677
Less: Preferred Stock Dividends..................         --        --      (916)
                                                     -------  --------   -------
Earnings available to Common Stockholders........    $ 3,520  $  9,528   $ 5,761
                                                     =======  ========   =======
Net Earnings (Loss)..............................    $(5,703) $  9,445   $ 5,866
Less: Preferred Stock Dividends..................         --        --      (916)
                                                     -------  --------   -------
Earnings (Loss) available to Common Stockholders.    $(5,703) $  9,445   $ 4,950
                                                     ======== ========   =======
Basic Earnings Per Share From Continuing
  Operations.....................................    $  0.19  $   0.53   $  0.73
                                                     =======  ========   =======
Diluted Earnings Per Share From Continuing
  Operations.....................................    $  0.19  $   0.52   $  0.69
                                                     =======  ========   =======
Basic Earnings (Loss) Per Share..................    $ (0.32) $   0.53   $  0.63
                                                     =======  ========   =======
Diluted Earnings (Loss) Per Share................    $ (0.31) $   0.52   $  0.60
                                                     =======  ========   =======
Basic EPS-Weighted Average Shares Outstanding....     18,082    17,832     7,887
Effect of Diluted Securities:
  Warrants.......................................         41        98        71
  Stock Options..................................        282       304       340
                                                     -------  --------   -------
Dilutive EPS-Weighted Average Shares Outstanding.     18,405    18,234     8,298
                                                     =======  ========   =======
Warrants Not Included in Diluted EPS Since
   Antidilutive..................................      1,044       390        --
                                                     =======  ========   =======
Stock Options Not Included in Diluted EPS Since
  Antidilutive...................................      1,044       828        --
                                                     =======  ========   =======

(19) Stock Option Plan

    In June, 1995, the Company adopted a long-term  incentive plan (Stock Option
Plan) under which it has set aside 1,800,000 shares of common stock to be granted to employees. Options are to vest over a period to be determined by the Board of Directors upon grant and will generally expire 6 to 10 years after the date of grant. The options generally vest over a period of 5 years.

    In August 1998, the Company's stockholders approved an executive incentive stock option plan (Executive Plan). The Company has reserved 800,000 shares of its common stock for issuance. Options granted under the plan expire ten years after the grant date and vest 20% per year upon completion of each year of service after the date of grant (beginning 1 year after the grant date) subject to meeting additional vesting hurdles that are based on the trading price of the Company's stock. Even if these additional vesting hurdles are not met, the options will fully vest 7 years after the date of grant.

    A summary of the aforementioned stock plan activity follows:

                                Stock Option Plan            Executive Plan
                             -----------------------   -----------------------
                                           Weighted                  Weighted
                                            Average                   Average
                                           Price Per                 Price Per
                                Number       Share        Number       Share
                             -----------  ----------   -----------  ----------
Balance, December 31, 1996       912,000  $   8.60              --  $       --
  Granted.................       582,000     15.07              --          --
  Forfeited...............       (78,000)    14.00              --          --
  Exercised...............      (118,000)     2.04              --          --
                             -----------               -----------
Balance, December 31, 1997     1,298,000     11.76              --          --
  Granted.................       925,000      7.68         525,000         8.25
  Forfeited...............      (995,000)    13.64         (25,000)        8.25
  Exercised...............       (76,000)     3.61              --          --
                             -----------               -----------
Balance, December 31, 1998     1,152,000      7.43         500,000         8.25
                             ===========               ===========


    At December 31, 1998, there were 409,000 and 300,000 additional shares available for grant under the Stock Option Plan and Executive Plan, respectively. The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $3.22, $6.54 and $8.39, respectively, on the date of grant using the Black-Scholes option-pricing model. The following are the weighted-average assumptions: 1998 -- expected dividend yield 0%, risk-free interest rate of 5.25%, expected volatility of 50.0%, and an expected life of 5 years; 1997 -- expected dividend yield 0%, risk-free interest rate of 5.53%, expected volatility of 40.0%, and an expected life of 5 years; 1996 -- expected dividend yield 0%, risk-free interest rate of 6.4%, expected volatility of 56.5% and an expected life of 7 years.

    During 1998 the Board of Directors approved separate plans to reprice the Company's outstanding stock options under the Stock Option Plan, one in January 1998 and a second in November 1998. The forfeited options had exercise prices ranging from $9.75 to $20.75 and were repriced at $8.25 or $5.13 per share, the fair market value on the date of the respective repricings. Approximately 391,000 options were issued under the repricing program. The vesting period was not affected for the options repriced under the January 1998 repricing plan. However, the vesting period started over on the repricing date for the options issued under the November 1998 repricing plan. Generally vesting occurs 20% per year beginning one year after the grant date. The fair values of these options were estimated at the date of grant using the criteria noted above. The repricing resulted in additional pro forma compensation expense in 1998 of $795,000, which is reflected in the pro forma table below. The repricing activity has been reflected in table above and is included in the options granted and forfeited in 1998.

    The Company applies APB Opinion 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                        1998           1997          1996
                                                   -------------  ------------- ---------
Pro Forma Earnings from Continuing Operations
  Available to Common Stockholders.............      $    2,533     $    8,650    $    5,642
Pro forma Net Earnings (Loss) Available to
  Common Stockholders .........................      $   (6,690)    $    8,567    $    4,831
Earnings (Loss) per Share -- Basic:
  Continuing Operations Pro Forma..............      $     0.14     $     0.49    $     0.72
  Net Earnings (Loss) Pro Forma................      $    (0.37)    $     0.48    $     0.61
Earnings (Loss) per Share -- Diluted:
  Continuing Operations Pro Forma..............      $     0.14     $     0.48    $     0.72
  Net Earnings (Loss) Pro Forma................      $    (0.37)    $     0.48    $     0.61

    A summary of stock options granted at December 31, 1998 follows:

                            Options Outstanding                              Options Exercisable
                    -------------------------------------------------  -------------------------------
                         Number        Weighted-Avg.    Weighted-Avg.       Number       Weighted-Avg.
Range of               Outstanding       Remaining        Exercise        Exercisable      Exercise
Exercise Prices        at 12/31/98   Contractual Life       Price         at 12/31/98        Price
---------------     ---------------  ----------------    ------------  ---------------    ------------
$ .50 to $1.00.            65,000      5.4 years          $  0.86                --        $    --
$1.50 to $7.00.           543,000      5.9 years             4.68           117,000           3.78
$8.00 to $8.25.           816,000      7.8 years             8.25                --             --
$8.30 to $18.63           228,000      5.4 years            14.71            86,000          15.76
                       ----------                         -------         ---------        -------
                        1,652,000                         $  7.68           203,000        $  8.86
                       ==========                         =======         =========        =======

(20) Year 2000 Readiness Disclosure

    In 1998, the Company developed a plan to deal with the Year 2000 problem and began modifying and testing, or converting its computer systems to be Year 2000 compliant. The plan provides for the modification, testing, and conversion efforts to be completed by June 30, 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Management has also assessed the Year 2000 remediation efforts of the Company's significant suppliers. Although management believes its efforts minimize the potential adverse effects that a supplier's failure would have on the Company, there can be no absolute assurance that all its suppliers will become Year 2000 compliant on time. The Company will evaluate appropriate courses of action, including replacement of certain systems whose associated costs would be recorded as assets and subsequently amortized, or modification of its existing systems which costs would be expensed as incurred. The Company estimates it will cost between $2.2 million and $2.7 million to become Year 2000 compliant and had incurred $1.3 million of these costs during 1998. However, there can be no assurance that the Company will be able to completely resolve all Year 2000 issues or that the ultimate cost to identify and implement solutions to all Year 2000 problems will not exceed the Company's estimate.

(21) Commitments and Contingencies

    The Company's Non Dealership operations have entered into servicing agreements with two companies that have filed and subsequently emerged from bankruptcy and continue to operate under their approved plans of reorganization. Under the terms of the respective servicing agreements and approved plans of reorganization, once certain creditors of the bankrupt companies have been paid in full, the Company is entitled to certain incentive compensation in excess of the servicing fees earned to date. Under the terms of one of the agreements, the Company is scheduled to receive 17.5% of all collections of the serviced portfolio once the specified creditors have been paid in full. Under the terms of the second agreement, the Company is scheduled to receive the first $3.25 million in collections once the specified creditors have been paid in full and 15% thereafter. The Company is required to issue up to 150,000 warrants to the extent the Company receives the $3.25 million and in addition will be required to issue 75,000 warrants for each $1.0 million in incentive fee income after collection of the $3.25 million. As of December 31, 1998, management estimates that the incentive compensation could range from $0 to $8.0 million under these agreements. The Company has not accrued any fee income with regard to these incentives.

    On July 18, 1997, the Company filed a Form S-3 registration statement for the purpose of registering up to $200 million of its debt securities in one or more series at prices and on terms to be determined at the time of sale. The registration statement has been declared effective by the Securities and Exchange Commission and may be available for future debt offerings. There can be no assurance, however, that the Company will be able to use this registration statement to sell debt or other securities.

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

(22) Retirement Plan

    The Company has established qualified 401(k) retirement plans (defined contribution plans) which became effective on October 1, 1995. The plans, as amended, cover substantially all employees having no less than three months of service, have attained the age of 21, and work at least 1,000 hours per year.

Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations.

    The Company will match from 10% to 25% of the participants' contributions. Participants are immediately vested in the amount of their direct contributions and vest over a five-year period, as defined by the plan, with respect to the Company's contribution. Pension expense totaled $121,000, $49,000, and $23,000 during the years ended December 31, 1998, 1997, and 1996, respectively.

(23) Disclosures About Fair Value of Financial Instruments

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

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

    Since the fair value is estimated as of December 31, 1998 and 1997, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

Cash and Cash Equivalents

    The carrying amount is estimated to be the fair value because of the liquidity of these instruments.

Finance Receivables,  Residuals in Finance Receivables Sold, Investments Held in
   Trust, and Notes Receivable

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

(24) Business Segments

    Operating results and other financial data are presented for the principal business segments of the Company for the years ended December 31, 1998, 1997, and 1996, respectively. The Company has 6 distinct business segments. Within the Dealership Operations division, these consist of retail car sales operations (Company dealerships), the income generated from the finance receivables generated at the Company dealerships and corporate and other operations. Within the Non Dealership Operations division, these consist of the Cygnet dealer program, bulk purchasing and loan servicing, and corporate and other operations.

    In computing operating profit by business segment, the following items were considered in the Corporate and Other category: portions of administrative expenses, interest expense and other items not considered direct operating expenses. Identifiable assets by business segment are those assets used in each segment of Company operations.

                                           Dealership Operations               Non Dealership Operations
                                     ----------------------------------   -----------------------------------

                                                  Company                               Cygnet
                                     Company    Dealership   Corporate     Cygnet        Loan       Corporate
                                    Dealerships Receivables  and Other     Dealer      Servicing    and Other       Total
                                    ----------  -----------  ----------   ---------    ----------   ---------     ---------
                                                                         (In thousands)
December 31, 1998:
Sales of Used Cars...............    $ 287,618    $      --   $      --   $      --   $       --   $       --     $ 287,618
Less: Cost of Cars Sold..........      167,014           --          --          --           --           --       167,014
Provision for Credit Losses......       59,770        5,548          --       2,316           --           --        67,634
                                     ---------    ---------   ---------   ---------   ----------   ----------     ---------
                                        60,834       (5,548)         --      (2,316)          --           --        52,970
Interest Income..................           --       16,946         341       8,709        1,832           --        27,828
Gain on Sale of Loans............           --       12,093          --          --           --           --        12,093
Service Fee and Other Income.....          389       15,453         493          --       22,296           --        38,631
                                     ---------    ---------   ---------   ---------   ----------   ----------     ---------
Income before Operating Expenses.       61,223       38,944         834       6,393       24,128           --       131,522
                                     ---------    ---------   ---------   ---------   ----------   ----------     ---------
Operating Expenses:
Selling and Marketing............       20,285           --          --         242           31            7        20,565
General and Administrative.......       32,383       18,491      16,103       2,721       18,664        4,040        92,402
Depreciation and Amortization....        2,581        1,334         997         104          614          105         5,735
                                     ---------    ---------------------   ---------   ----------   ----------     ---------
                                        55,249       19,825      17,100       3,067       19,309        4,152       118,702
                                     ---------    ---------   ---------   ---------   ----------   ----------     ---------
Income (loss) before Interest
   Expense.......................    $   5,974    $  19,119   $ (16,266)  $   3,326   $    4,819   $   (4,152)    $  12,820
                                     =========    =========   =========   =========   ==========   ===========    =========
Capital Expenditures.............    $  14,265    $   1,297   $   2,352   $     449   $    2,260   $    1,163     $  21,786
                                     =========    =========   =========   =========   ==========   ==========     =========
Identifiable Assets..............    $  75,366    $ 145,880   $  47,543   $  44,250   $   31,589   $    1,347     $ 345,975
                                     =========    =========   =========   =========   ==========   ==========     =========

December 31, 1997:
Sales of Used Cars...............    $ 123,814    $      --   $      --   $      --   $       --   $       --     $ 123,814
Less: Cost of Cars Sold..........       72,358           --          --          --           --           --        72,358
Provision for Credit Losses......       22,354           --          --         691           --           --        23,045
                                     ---------    ---------   ---------   ---------   ----------   ----------     ---------
                                        29,102           --          --        (691)          --           --        28,411
Interest Income..................           --       12,559          --       2,359        3,818           --        18,736
Gain on Sale of Loans............           --        6,721          --          --        8,131           --        14,852
Service Fee and Other Income.....        1,498        8,814       2,013         356           --           --        12,681
                                     ---------    ---------   ---------   ---------   ----------   ----------     ---------
Income before Operating Expenses.       30,600       28,094       2,013       2,024       11,949           --        74,680
                                     ---------    ---------   ---------   ---------   ----------   ----------     ---------
Operating Expenses:
Selling and Marketing............       10,538           --          --          --           --           --        10,538
General and Administrative.......       17,214       12,303       9,896         917           --        1,572        41,902
Depreciation and Amortization....        1,536        1,108         504          28           --          125         3,301
                                     ---------    ---------   ---------   ---------   ----------   ----------     ---------
                                        29,288       13,411      10,400         945           --        1,697        55,741
                                     ---------    ---------   ---------   ---------   ----------   ----------     ---------
Income (loss) before Interest
   Expense.......................    $   1,312    $  14,683   $  (8,387)  $   1,079   $   11,949   $   (1,697)    $  18,939
                                     =========    =========   =========   =========   ==========   ===========    =========
Capital Expenditures.............    $  13,571    $   3,791   $   2,104   $      19   $       --   $       24     $  19,509
                                     =========    =========   =========   =========   ==========   ==========     =========
Identifiable Assets..............    $  74,287    $  78,514   $  72,799   $  27,539   $   22,318   $      969     $ 276,426
                                     =========    =========   =========   =========   ==========   ==========     =========

December 31, 1996:
Sales of Used Cars...............    $  53,768    $      --   $      --   $      --   $       --   $       --     $  53,768
Less: Cost of Cars Sold..........       31,879           --          --          --           --           --        31,879
Provision for Credit Losses......        9,657           --          --          --           --           --         9,657
                                     ---------    ---------   ---------   ---------   ----------   ----------     ---------
                                        12,232           --          --          --           --           --        12,232
Interest Income..................           --        8,426         171          --           --           --         8,597
Gain on Sale of Loans............           --        3,925          --          --           --           --         3,925
Service Fee and Other Income.....          195        1,887         455          --           --           --         2,537
                                     ---------    ---------   ---------   ---------   ----------   ----------     ---------
Income before Operating Expenses.       12,427       14,238         626          --           --           --        27,291
                                     ---------    ---------   ---------   ---------   ----------   ----------     ---------
Operating Expenses:
Selling and Marketing............        3,568           --          17          --           --           --         3,585
General and Administrative.......        6,306        2,859       3,953          --           --           --        13,118
Depreciation and Amortization....          318          769         295          --           --           --         1,382
                                     ---------    ---------   ---------   ---------   ----------   ----------     ---------
                                        10,192        3,628       4,265          --           --           --        18,085
                                     ---------    ---------   ---------   ---------   ----------   ----------     ---------
Income (loss) before Interest
   Expense.......................    $   2,235    $  10,610   $  (3,639)  $      --   $       --   $       --     $   9,206
                                     =========    =========   =========   =========   ==========   ==========     =========
Capital Expenditures.............    $   4,530    $     455   $     564   $      --   $       --   $       --     $   5,549
                                     =========    =========   =========   =========   ==========   ==========     =========
Identifiable Assets..............    $  20,698    $  12,775   $  84,156   $      --   $       --   $       --     $ 117,629
                                     =========    =========   =========   =========   ==========   ==========     =========

(25) Quarterly Financial Data -- unaudited

    A summary of the quarterly data for the years ended December 31, 1998, and 1997 follows:

                                          First      Second      Third     Fourth
                                         Quarter     Quarter    Quarter    Quarter      Total
                                        --------    --------   --------   --------   ---------
                                               (In thousands, except per share amounts)
1998:
  Total Revenue.....................    $ 87,777    $ 88,819   $ 96,714   $ 92,860   $ 366,170
                                        ========    ========   ========   ========   =========
  Income before Operating Expenses..      31,246      32,678     37,653     29,945     131,522
                                        ========    ========   ========   ========   =========
  Operating Expenses................      23,514      26,359     33,542     35,287     118,702
                                        ========    ========   ========   ========   =========
  Income (Loss) before Interest
     Expense........................       7,732       6,319      4,111     (5,342)     12,820
                                        ========    ========   ========   ========   =========
  Earnings (Loss) from Continuing
     Operations.....................    $  3,729    $  2,942   $  1,527   $ (4,678)  $   3,520
                                        ========    ========   ========   =========  =========
  (Loss) from Discontinued Operations     (5,595)         --     (3,628)        --      (9,223)
                                        =========   ========   ========   ========   ==========
  Net Earnings (Loss)...............    $ (1,866)   $  2,942   $ (2,101)  $ (4,678)  $  (5,703)
                                        =========   ========   ========   =========  ==========
  Basic Earnings (Loss) Per Share from
     Continuing Operations..........    $    0.20   $   0.16   $   0.08   $  (0.28)  $     0.19
                                        =========   ========   ========   ========   ==========
  Diluted Earnings (Loss) Per Share
     from Continuing Operations.....    $    0.20   $   0.16   $   0.08   $  (0.28)  $    0.19
                                        =========   ========   ========   ========   =========
  Basic Earnings (Loss) Per Share...    $   (0.10)  $   0.16   $  (0.11)  $  (0.28)  $   (0.32)
                                        ==========  ========   ========   =========  ==========
  Diluted Earnings (Loss) Per Share.    $   (0.10)  $   0.16   $  (0.11)  $  (0.28)  $   (0.31)
                                        ==========  ========   ========   =========  ==========
1997:
  Total Revenue.....................    $ 22,301    $ 36,279   $ 45,737   $ 65,766   $ 170,083
                                        ========    ========   ========   ========   =========
  Income before Operating Expenses..       9,101      15,480     19,415     30,684      74,680
                                        ========    ========   ========   ========   =========
  Operating Expenses................       8,133      11,988     14,780     20,840      55,741
                                        ========    ========   ========   ========   =========
  Income before Interest Expense....         968       3,492      4,635      9,844      18,939
                                        ========    ========   ========   ========   =========
  Earnings from Continuing Operations   $    408    $  1,896   $  2,220   $  5,004   $   9,528
                                        ========    ========   ========   ========   =========
  Earnings (Loss) from Discontinued
     Operations.....................       2,854       2,415     (4,048)    (1,304)        (83)
                                        ========    ========   =========  =========  ==========
  Net Earnings (Loss)...............    $  3,262    $  4,311   $ (1,828)  $  3,700   $   9,445
                                        ========    ========   ========   ========   =========
  Basic Earnings Per Share from
     Continuing Operations..........    $    0.03   $   0.10   $   0.12   $   0.27   $     0.53
                                        =========   ========   ========   ========   ==========
  Diluted Earnings Per Share from
     Continuing Operations..........    $    0.02   $   0.10   $   0.12   $   0.26   $     0.52
                                        =========   ========   ========   ========   ==========
  Basic Earnings (Loss) Per Share...    $    0.21   $   0.23   $  (0.10)  $   0.20   $     0.53
                                        =========   ========   ========   ========   ==========
  Diluted Earnings (Loss) Per Share.    $    0.20   $   0.23   $  (0.10)  $   0.20   $     0.52
                                        =========   ========   ========   ========   ==========

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

                                    PART III

          ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item pertaining to executive officers of Ugly Duckling is set forth above in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant," and is incorporated by reference into this Item. Information concerning directors of the registrant and persons nominated to become directors is incorporated by reference from the text under the captions, "Board of Directors, Board Committees and Other Board Information" and "Proposal to Be Voted on -- Item No. 1 --Election of Directors" in the Proxy Statement for the June 2, 1999 Annual Meeting of Stockholders. Information required by this Item pertaining to compliance with Section 16(a) of the Securities Act of 1934 is set forth under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the June 2, 1999 Annual Meeting of Stockholders and is incorporated by reference into this Item.

                        ITEM 11 -- EXECUTIVE COMPENSATION

    Information concerning executive compensation is incorporated by reference from the text under the captions, "Certain Relationships and Related Transactions" and "Compensation of Executive Officers, Benefits and Related Matters" (excluding the material under the headings "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Graph" therein) in the Proxy Statement for the June 2, 1999 Annual Meeting of Stockholders.

    ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning ownership of equity stock of the Company by certain beneficial owners and management is incorporated by reference from the text under the caption, "Security Ownership of Certain Beneficial Owners and Management--Beneficial Ownership Table" in the Proxy Statement for the June 2, 1999 Annual Meeting of Stockholders.

            ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions with officers and directors is incorporated by reference from the text under the caption, "Certain Relationships and Related Transactions" in the Proxy Statement for the June 2, 1999 Annual Meeting of Stockholders.

                                     PART IV

        ITEM 14 -- EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

    (a) Consolidated Financial Statements.

    The following consolidated financial statements of Ugly Duckling Corporation are filed as part of this Form 10-K.

                                                                            Page
                                                                            ----
Independent Auditors' Report.............................................     42
Consolidated Financial Statements and Notes thereto of Ugly Duckling
    Corporation:
Consolidated Balance Sheets--December 31, 1998 and 1997..................     43
Consolidated Statements of Operations--for the years ended
    December 31, 1998, 1997 and 1996.....................................     44
Consolidated Statements of Stockholders' Equity--for the years ended
   December 31, 1998, 1997 and 1996......................................     45
Consolidated Statements of Cash Flows--for the years ended
    December 31, 1998, 1997 and 1996.....................................     46
Notes to Consolidated Financial Statements...............................     47
All schedules have been omitted because they are not applicable, not required, or the information has been disclosed in the consolidated financial statements and related notes thereto or otherwise in this
   Form 10-K Report.

(b) Reports on Form 8-K.

    During the fourth quarter of 1998, the Company filed five reports on Form 8-K. The first report on Form 8-K, dated October 8, 1998 and filed on October 13, 1998, pursuant to Items 5 and 7 (1) reported an expected charge to Discontinued Operations totaling approximately $4.8 million (net of income taxes) in the third quarter ended September 30, 1998, and (2) filed as exhibits to the Form 8-K a Supplement No. 2 dated October 9, 1998 to the Offering Circular for the Exchange Offer regarding the third quarter charge and Ugly Duckling Corporation's press release dated October 8, 1998 titled "Ugly Duckling Corporation Announces Third Quarter Charges to Discontinued Operations." The second report on Form 8-K, dated October 20, 1998 and filed on October 21, 1998, pursuant to Items 5 and 7 (1) reported the events described in two press releases, and (2) filed as exhibits to the Form 8-K said press releases dated October 21, 1998 and October 20, 1998 titled "Ugly Duckling Corporation Announces Third Quarter 1998 Results" and "Ugly Duckling Corporation Announces Successful Completion of Exchange Offer," respectively. The third report on Form 8-K, dated and filed November 18, 1998, pursuant to Items 5 and 7 filed as exhibits to the Form 8-K a press release dated November 18, 1998 titled "Ugly Duckling Corporation to Discontinue Gain-on-Sale Accounting." The fourth report on Form 8-K, dated and filed November 23, 1998, pursuant to Items 5 and 7 (1) reported the initiation of a supplemental offer by the Company to exchange shares of its Common Stock for subordinated debentures, and (2) filed as exhibits to the Form 8-K the offering circular describing the exchange offer and Ugly Duckling Corporation's press release dated November 23, 1998 titled "Ugly Duckling Corporation Announces Supplemental Exchange Offer." The fifth report on Form 8-K, dated and filed December 23, 1998, pursuant to Items 5 and 7 filed as an exhibit to the Form 8-K a press release dated December 23, 1998 titled "Ugly Duckling Corporation Announces Completion of Supplemental Exchange Offer." After the fourth quarter of 1998, the Company filed one report on Form 8-K. This report on Form 8-K, dated and filed March 16, 1999, pursuant to Items 5 and 7 filed as an exhibit to the Form 8-K a press release dated March 16, 1999 titled "Ugly Duckling Corporation Announces Reclassification of Cygnet Dealer Into Continuing Operations and Anticipated First Quarter Results."

 (c) Exhibits.


EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS

3.1           Certificate of Incorporation of the Registrant Amended and Restated as of May 15, 1997(16)
3.2           Bylaws of the Registrant (5)
4.1           Certificate of Incorporation of the Registrant (filed as Exhibit 3.1)
4.2           Warrant Agreement between the Registrant and Harris Trust Company of California, as warrant agent, with respect to the FMAC Warrants, dated as of April 1, 1998 (with form of warrant attached as Exhibit A, thereto)**
4.3           Form of Certificate representing Common Stock
4.4           10% Subordinated Debenture of the Registrant issued to Verde Investments, Inc. (13)
4.5           Form of Warrant issued to Cruttenden Roth Incorporated as Representative of the several underwriters (1)
4.6           Form of Warrant issued to SunAmerica Life Insurance Company (1)
4.7           Warrant Agreement between the Registrant and Harris Trust Company of California, as warrant agent, with respect to
              Bank Group Warrants (6)
4.8           Form of 12% Senior Subordinated Note between Registrant and Kayne Anderson related entities, each as a lender executed in February 1998 (12)
4.9           Warrant Agreement dated as of February 12, 1998 between Registrant and each of the Kayne Anderson related lenders named therein (12)
4.10          Form of Warrant issued to Kayne Anderson related entities issued in February 1998 (12)
4.11          Warrant Agreement between the Registrant and Reliance Acceptance Corporation and Harris Trust of California, as
              warrant agent, dated as of February 9, 1998 (w/form of warrant attached as Exhibit A, thereto) (15)
4.12          Certificate of Designation of the Preferred Stock (par value $.001 per share) (filed as part of Exhibit 3.1) (16)
4.13          Indenture dated as of October 15, 1998 between Registrant and Harris Trust and Savings Bank, as Trustee ("Harris")
              ("Indenture") (18)
4.13(a)       First Supplemental Indenture dated as of October 15, 1998 between Registrant and Harris (18)
4.13(b)       Form of 12% Subordinated Debenture due 2003**
10.1          Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement between Registrant and General
              Electric Capital Corporation (8)
10.1(a)       Assumption and Amendment Agreement between the Registrant and General Electric Capital Corporation (2)
10.1(b)       Amendment  No. 1 to Amended and Restated  Motor  Vehicle  Installment  Contract  Loan and Security  Agreement  between
              Registrant and General Electric Capital Corporation dated December 22, 1997 (13)
10.1(c)       Letter Agreement to Amend the Amended and Restated Loan and Security Agreement between Registrant and General
              Electric Capital Corp. ("GECC"), dated as of October 20, 1997(15)
10.1(d)       Letter agreement to Amend the Amended and Restated Loan Agreement between Registrant and GECC, dated as of March 25,
              1998 (15)
10.1(e)       Amendment No. 2 to Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement between
              Registrant and General Electric Capital Corporation dated September 9, 1998 (17)
10.1(f)       Amendment No. 3 to Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement between
              Registrant and General Electric Capital Corporation dated January 19, 1999 **
10.2          Note Purchase Agreement between the Registrant and SunAmerica Life Insurance Company (1)
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
10.2(e)       Commitment Letter entered into between the Registrant and SunAmerica Life Insurance Company (1)
10.2(f)       Letter Agreement regarding Note Conversion between the Registrant and SunAmerica Life Insurance Company (1)
10.3          Amended and Restated Registration Rights Agreement between the Registrant and SunAmerica Life Insurance Company (1)
10.4          Loan Purchase Agreement dated as of August 20, 1997 among the Registrant and certain banks (6)
10.4(a)       Assignment of Loan and Bank Claim dated as of August 20, 1997 among the Registrant and certain banks, as assignors (6)
10.4(b)       Security Agreement dated as of August 20, 1997 among the Registrant, as obligor, and certain banks (6)
10.4(c)       Payment Guaranty dated as of August 20, 1997 of certain affiliates of the Registrant, as guarantors (6)


10.5          Restated (as of March 14, 1997) Ugly Duckling Corporation Long-Term Incentive Plan (5)*
10.5(a)       Amended and Restated Long Term Incentive Plan (as of January 15, 1998) (17)*
10.6          Employment Agreement between the Registrant and Ernest C. Garcia II (1)*
10.6(a)       Amendment to Employment Agreement between the Registrant and Ernest C. Garcia II */**
10.7          Employment Agreement between the Registrant and Steven T. Darak (1)*
10.8          Employment Agreement between the Registrant and Wally Vonsh (1)*
10.8(a)       Modification of Employment Agreement between Registrant and Wally Vonsh (13)*
10.8(b)       Amended and Restated Employment Agreement between Registrant and Walter Vonsh, dated May 26, 1998 (16)*
10.9          Amended and Restated Employment Agreement between the Registrant and Donald L. Addink  (8)*
10.10         Employment Agreement between the Registrant and Russell Grisanti (5)*
10.11         Employment Agreement between the Registrant and Steven A. Tesdahl (8)*
10.11(a)      Modification of Terms of Employment between Registrant and Steven A. Tesdahl (16)*
10.12         Land Lease Agreement between the Registrant and Verde  Investments, Inc. for property located at 5104 West Glendale
              Avenue in Glendale, Arizona (1)
10.13         Building Lease Agreement between the Registrant and Verde Investments,  Inc. for property and buildings located at
              9630 and 9650 North 19th Avenue in Phoenix, Arizona (1)
10.14         Land Lease Agreement between the Registrant and Verde Investments,  Inc. for property located at 330 North 24th Street in Phoenix, Arizona (1)
10.15         Land Lease Agreement between the Registrant and Verde Investments,  Inc. for property located at 333 South Alma School
              Road in Mesa, Arizona (1)
10.16         Lease Agreements  between the Registrant and Blue Chip Motors, the Registrant and S & S Holding Corporation, and the
              Registrant and Edelman Brothers for  certain properties located at 3901 East Speedway Boulevard in Tucson, Arizona (1)
10.17         Real Property Lease between the Registrant and Peter and Alva Keesal for property located at 3737 South Park Avenue in Tucson, Arizona (1)
10.18         Land Lease Agreement between the Registrant and Verde Investments, Inc. for property located at 2301 North Oracle
              Road in Tucson, Arizona (1)
10.19         Related Party Transactions Modification Agreement between the Registrant and Verde Investments, Inc.(1)
10.20         Form of Indemnity Agreement between the Registrant and its directors and officers (1)
10.21         Ugly Duckling Corporation 1996 Director Incentive Plan (1)*
10.22         Purchase Agreement, dated February 10, 1997 between the Registrant and Friedman, Billings, Ramsey & Co., Inc. (10)
10.23         Agreement of Purchase and Sale of Assets dated as of December 31, 1998 (3)
10.23(a)      First Amendment to Agreement of Purchase and Sale of Assets dated as of June 6, 1997(5)
10.24         Agreement of Purchase and Sale of Assets among the Registrant, E-Z Plan, Inc., shareholders of E-Z Plan, Inc., and certain lessors, dated as of March 5, 1997 (4)
10.25         Agreement for Purchase and Sale of Certain Assets among Registrant,  Kars-Yes Holdings Inc. and certain other parties, dated as of September 15, 1997 (7)
10.26         Portfolio Servicing Agreement among Registrant, Kars-Yes Financial, Inc., and certain other parties, dated as of
              September 15, 1997 (7)
10.26(a)      Subservicing Agreement among Registrant, Kars-Yes Financial, Inc., and certain other parties, dated as of September
              15, 1997 (7)
10.27         Binding Agreement to Propose and Support Modified Plan Agreement dated as of December 15, 1997 among the Registrant,
              FMAC and the Official Committee of Unsecured Creditors of FMAC (11)
10.28         Purchase Agreement dated as of December 18, 1997 by and among Contract Purchaser, Registrant and LaSalle National
              Bank, as Agent (11)
10.29         Guaranty dated as of December 18, 1997 by Registrant in favor of Contract Purchaser (11)
10.30         Servicing Agreement dated as of December 15, 1997 between Registrant and Contract Purchaser  (11)
10.31         FMAC Guaranty and Stock Pledge Agreement among FMAC, Registrant and certain banks (14)
10.32         Contribution Agreement between Registrant and FMAC (13)
10.33         Indemnification Agreement between the Company and FMAC (14)
10.34         Loan Agreement dated as of February 12, 1998 between the Registrant and each of the Kayne Anderson related Lenders named therein (12)
10.35         Credit and Security Agreement between Registrant and First Merchants Acceptance  Corp., dated as of July 17, 1997 (15)
10.35(a)      First Amendment to Credit and Security Agreement between Registrant and FMAC, dated as of January 21, 1998 (15)
10.35(b)      Second Amendment to Credit and Security Agreement between Registrant and FMAC, dated as of April 1, 1998 (15)

10.36         Service Agreement among Reliance Acceptance Corporation, Registrant, Bank America Business Credit, Inc. and certain other parties dated as of February 9, 1998 (17)
10.37         Agreement of Understanding among Reliance Acceptance Group, Inc., Reliance Acceptance  Corporation and Registrant,
              dated as of February 9, 1998 (17)
10.38         Purchase and Sale-Leaseback Agreement and Joint Escrow Instructions between Champion Acceptance Corporation, Ugly
              Duckling Car Sales, Inc., Ugly Duckling Car Sales New Mexico, Inc., Ugly Duckling Car Sales Florida,  Inc. and Ugly
              Duckling Car Sales Texas, LLP, date as of May 13, 1998 (16)
10.39         Loan Agreement by and among the Registrant, Kayne Anderson Non-Traditional Investments, LP, and certain other lenders, dated July 20, 1998 (17)
10.40         Payment Guaranty by Registrant in favor of Kayne Anderson and the Lenders, dated as of July 20, 1998(17)
10.41         Agreement of Purchase and Sale of Assets made as of July 31, 1998, by and among Cygnet Financial Services, Inc. and
              Mountain Parks Financial Services, Inc. (17)
10.42         1998 Executive Incentive Plan (17)*
10.43         Loan agreement between Greenwich Capital Financial Products, Inc. and Registrant dated November 12, 1998 **
10.43(a)      Stock Pledge Agreement among Greenwich Capital Financial Products, Inc., Registrant and certain related parties, dated November 12, 1998 **
10.44         KPMG Year 2000 Renovation Project Service Proposal to and Engagement Letter with the Registrant, dated November 12,
              1998**
11            Earnings (Loss) per Share Computation (see Note 18 to Notes to Consolidated Financial Statements)**
12            Statement on Computation of Ratios **
21            List of Subsidiaries **
23            Consent of KPMG LLP **
24.1          Special Power of Attorney for R. Abrahams **
24.2          Special Power of Attorney for C. Jennings **
24.3          Special Power of Attorney for J. MacDonough **
24.4          Special Power of Attorney for F. Willey **
24.5          Special Power of Attorney for Ernest C. Garcia II **
24.6          Special Power of Attorney for Gregory Sullivan **
24.7          Special Power of Attorney for Steven Darak **
27.1          Financial Data Schedule for the year ending December 31, 1998**
27.2          Financial Data Schedule for the year ending December 31, 1997**
27.3          Financial Data Schedule for the year ending December 31, 1996**
27.4          Financial Data Schedule for the three months ending September 30, 1998**
27.5          Financial Data Schedule for the three months ending June 30, 1998**
27.6          Financial Data Schedule for the three months ending March 31, 1998**
27.7          Financial Data Schedule for the three months ending September 30, 1997**
27.8          Financial Data Schedule for the three months ending June 30, 1997**
27.9          Financial Data Schedule for the three months ending March 31, 1997**


---------------------------



*             Management contract or compensatory plan, contract or arrangement.
**            Filed with this Form 10-K.
(1)           Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-3998), effective June 18, 1996.
(2)           Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-13755), effective October 30,
              1996.
(3)           Incorporated by reference to the Company's Current Report on Form
              8-K, filed January 30, 1997.
(4)           Incorporated by reference to the Company's Annual Report on Form
              10-K, filed March 31, 1997.
(5)           Incorporated by reference to the Company's Quarterly Report on
              Form 10-Q, filed August 14, 1997.
(6)           Incorporated by reference to the Company's Current Report on Form
              8-K, filed September 5, 1997.
(7)           Incorporated by reference to the Company's Current Report on Form
              8-K, filed October 3, 1997.
(8)           Incorporated by reference to the Company's Quarterly Report on
              Form 10-Q, filed November 14, 1997.

(9) Incorporated by reference to the Company's Current Report on Form 8-K, filed November 20, 1997.
(10) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-22237).
(11) Incorporated by reference to the Company's Current Report on Form 8-K, filed January 2, 1998.
(12) Incorporated by reference to the Company's Current Report on Form 8-K, filed February 20, 1998.
(13) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-42973), effective February 11, 1998.
(14) Incorporated by reference to the Company's Annual Report on Form 10-K, filed March 31 1998.
(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed May 15, 1998.
(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed August 10, 1998.
(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed November 13, 1998.
(18) Incorporated by reference to the Company's Form T-3 for Application for Qualification of Indentures under the Trust Indenture Act of 1939, filed November 20, 1998
              (File  No. 022-22415), effective December 21, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UGLY DUCKLING CORPORATION,
                              a Delaware corporation

                              By:   /s/ ERNEST C. GARCIA II
                                    -----------------------
                                      Ernest C. Garcia II
                                      Its: Chief Executive Officer
                                      and Chairman of the Board

Date: March 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name and Signature                               Title                            Date

/s/ ERNEST C. GARCIA II                    Chief Executive Officer and Chairman     March 29, 1999
----------------------------------         of the Board of Directors (Principal
Ernest C. Garcia II                        Executive Officer and Director)



/s/ GREGORY B. SULLIVAN                    President, Chief Operating Officer        March 29, 1999
----------------------------------         and Director (Director)
Gregory B. Sullivan

/s/ STEVEN T. DARAK                        Senior Vice President and Chief           March 29, 1999
----------------------------------         Financial Officer (Principal Financial
Steven T. Darak                            and Accounting Officer)


                *                          Director                                  March 29, 1999
----------------------------------
Robert J. Abrahams

                *                          Director                                  March 29, 1999
----------------------------------
Christopher D. Jennings

                *                          Director                                  March 29, 1999
----------------------------------
John N. MacDonough


                *                          Director                                  March 29, 1999
----------------------------------
Frank P. Willey



 *By: /s/ ERNEST C. GARCIA II
      -----------------------
         Ernest C. Garcia II
         Attorney-in-Fact

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
3.1           Certificate of Incorporation of the Registrant Amended and Restated as of May 15, 1997(16)
3.2           Bylaws of the Registrant (5)
4.1           Certificate of Incorporation of the Registrant (filed as Exhibit 3.1)
4.2           Warrant Agreement between the Registrant and Harris Trust Company of California, as warrant agent, with respect to the FMAC Warrants, dated as of April 1, 1998 (with form of warrant attached as Exhibit A, thereto)**
4.3           Form of Certificate representing Common Stock
4.4           10% Subordinated Debenture of the Registrant issued to Verde Investments, Inc. (13)
4.5           Form of Warrant issued to Cruttenden Roth Incorporated as Representative of the several underwriters (1)
4.6           Form of Warrant issued to SunAmerica Life Insurance Company (1)
4.7           Warrant Agreement between the Registrant and Harris Trust Company of California, as warrant agent, with respect to
              Bank Group Warrants (6)
4.8           Form of 12% Senior Subordinated Note between Registrant and Kayne Anderson related entities, each as a lender executed in February 1998 (12)
4.9           Warrant Agreement dated as of February 12, 1998 between Registrant and each of the Kayne Anderson related lenders named therein (12)
4.10          Form of Warrant issued to Kayne Anderson related entities issued in February 1998 (12)
4.11          Warrant Agreement between the Registrant and Reliance Acceptance Corporation and Harris Trust of California, as
              warrant agent, dated as of February 9, 1998 (w/form of warrant attached as Exhibit A, thereto) (15)
4.12          Certificate of Designation of the Preferred Stock (par value $.001 per share) (filed as part of Exhibit 3.1) (16)
4.13          Indenture dated as of October 15, 1998 between Registrant and Harris Trust and Savings Bank, as Trustee ("Harris")
              ("Indenture") (18)
4.13(a)       First Supplemental Indenture dated as of October 15, 1998 between Registrant and Harris (18)
4.13(b)       Form of 12% Subordinated Debenture due 2003**
10.1          Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement between Registrant and General
              Electric Capital Corporation (8)
10.1(a)       Assumption and Amendment Agreement between the Registrant and General Electric Capital Corporation (2)
10.1(b)       Amendment  No. 1 to Amended and Restated  Motor  Vehicle  Installment  Contract  Loan and Security  Agreement  between
              Registrant and General Electric Capital Corporation dated December 22, 1997 (13)
10.1(c)       Letter Agreement to Amend the Amended and Restated Loan and Security Agreement between Registrant and General
              Electric Capital Corp. ("GECC"), dated as of October 20, 1997(15)
10.1(d)       Letter agreement to Amend the Amended and Restated Loan Agreement between Registrant and GECC, dated as of March 25,
              1998 (15)
10.1(e)       Amendment No. 2 to Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement between
              Registrant and General Electric Capital Corporation dated September 9, 1998 (17)
10.1(f)       Amendment No. 3 to Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement between
              Registrant and General Electric Capital Corporation dated January 19, 1999 **
10.2          Note Purchase Agreement between the Registrant and SunAmerica Life Insurance Company (1)
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
10.2(e)       Commitment Letter entered into between the Registrant and SunAmerica Life Insurance Company (1)
10.2(f)       Letter Agreement regarding Note Conversion between the Registrant and SunAmerica Life Insurance Company (1)
10.3          Amended and Restated Registration Rights Agreement between the Registrant and SunAmerica Life Insurance Company (1)
10.4          Loan Purchase Agreement dated as of August 20, 1997 among the Registrant and certain banks (6)
10.4(a)       Assignment of Loan and Bank Claim dated as of August 20, 1997 among the Registrant and certain banks, as assignors (6)
10.4(b)       Security Agreement dated as of August 20, 1997 among the Registrant, as obligor, and certain banks (6)
10.4(c)       Payment Guaranty dated as of August 20, 1997 of certain affiliates of the Registrant, as guarantors (6)


10.5          Restated (as of March 14, 1997) Ugly Duckling Corporation Long-Term Incentive Plan (5)*
10.5(a)       Amended and Restated Long Term Incentive Plan (as of January 15, 1998) (17)*
10.6          Employment Agreement between the Registrant and Ernest C. Garcia II (1)*
10.6(a)       Amendment to Employment Agreement between the Registrant and Ernest C. Garcia II */**
10.7          Employment Agreement between the Registrant and Steven T. Darak (1)*
10.8          Employment Agreement between the Registrant and Wally Vonsh (1)*
10.8(a)       Modification of Employment Agreement between Registrant and Wally Vonsh (13)*
10.8(b)       Amended and Restated Employment Agreement between Registrant and Walter Vonsh, dated May 26, 1998 (16)*
10.9          Amended and Restated Employment Agreement between the Registrant and Donald L. Addink  (8)*
10.10         Employment Agreement between the Registrant and Russell Grisanti (5)*
10.11         Employment Agreement between the Registrant and Steven A. Tesdahl (8)*
10.11(a)      Modification of Terms of Employment between Registrant and Steven A. Tesdahl (16)*
10.12         Land Lease Agreement between the Registrant and Verde  Investments, Inc. for property located at 5104 West Glendale
              Avenue in Glendale, Arizona (1)
10.13         Building Lease Agreement between the Registrant and Verde Investments,  Inc. for property and buildings located at
              9630 and 9650 North 19th Avenue in Phoenix, Arizona (1)
10.14         Land Lease Agreement between the Registrant and Verde Investments,  Inc. for property located at 330 North 24th Street in Phoenix, Arizona (1)
10.15         Land Lease Agreement between the Registrant and Verde Investments,  Inc. for property located at 333 South Alma School
              Road in Mesa, Arizona (1)
10.16         Lease Agreements  between the Registrant and Blue Chip Motors, the Registrant and S & S Holding Corporation, and the
              Registrant and Edelman Brothers for  certain properties located at 3901 East Speedway Boulevard in Tucson, Arizona (1)
10.17         Real Property Lease between the Registrant and Peter and Alva Keesal for property located at 3737 South Park Avenue in Tucson, Arizona (1)
10.18         Land Lease Agreement between the Registrant and Verde Investments, Inc. for property located at 2301 North Oracle
              Road in Tucson, Arizona (1)
10.19         Related Party Transactions Modification Agreement between the Registrant and Verde Investments, Inc.(1)
10.20         Form of Indemnity Agreement between the Registrant and its directors and officers (1)
10.21         Ugly Duckling Corporation 1996 Director Incentive Plan (1)*
10.22         Purchase Agreement, dated February 10, 1997 between the Registrant and Friedman, Billings, Ramsey & Co., Inc. (10)
10.23         Agreement of Purchase and Sale of Assets dated as of December 31, 1998 (3)
10.23(a)      First Amendment to Agreement of Purchase and Sale of Assets dated as of June 6, 1997(5)
10.24         Agreement of Purchase and Sale of Assets among the Registrant, E-Z Plan, Inc., shareholders of E-Z Plan, Inc., and certain lessors, dated as of March 5, 1997 (4)
10.25         Agreement for Purchase and Sale of Certain Assets among Registrant,  Kars-Yes Holdings Inc. and certain other parties, dated as of September 15, 1997 (7)
10.26         Portfolio Servicing Agreement among Registrant, Kars-Yes Financial, Inc., and certain other parties, dated as of
              September 15, 1997 (7)
10.26(a)      Subservicing Agreement among Registrant, Kars-Yes Financial, Inc., and certain other parties, dated as of September
              15, 1997 (7)
10.27         Binding Agreement to Propose and Support Modified Plan Agreement dated as of December 15, 1997 among the Registrant,
              FMAC and the Official Committee of Unsecured Creditors of FMAC (11)
10.28         Purchase Agreement dated as of December 18, 1997 by and among Contract Purchaser, Registrant and LaSalle National
              Bank, as Agent (11)
10.29         Guaranty dated as of December 18, 1997 by Registrant in favor of Contract Purchaser (11)
10.30         Servicing Agreement dated as of December 15, 1997 between Registrant and Contract Purchaser  (11)
10.31         FMAC Guaranty and Stock Pledge Agreement among FMAC, Registrant and certain banks (14)
10.32         Contribution Agreement between Registrant and FMAC (13)
10.33         Indemnification Agreement between the Company and FMAC (14)
10.34         Loan Agreement dated as of February 12, 1998 between the Registrant and each of the Kayne Anderson related Lenders named therein (12)
10.35         Credit and Security Agreement between Registrant and First Merchants Acceptance  Corp., dated as of July 17, 1997 (15)
10.35(a)      First Amendment to Credit and Security Agreement between Registrant and FMAC, dated as of January 21, 1998 (15)
10.35(b)      Second Amendment to Credit and Security Agreement between Registrant and FMAC, dated as of April 1, 1998 (15)


10.36         Service Agreement among Reliance Acceptance Corporation, Registrant, Bank America Business Credit, Inc. and certain other parties dated as of February 9, 1998 (17)
10.37         Agreement of Understanding among Reliance Acceptance Group, Inc., Reliance Acceptance  Corporation and Registrant,
              dated as of February 9, 1998 (17)
10.38         Purchase and Sale-Leaseback Agreement and Joint Escrow Instructions between Champion Acceptance Corporation, Ugly
              Duckling Car Sales, Inc., Ugly Duckling Car Sales New Mexico, Inc., Ugly Duckling Car Sales Florida,  Inc. and Ugly
              Duckling Car Sales Texas, LLP, date as of May 13, 1998 (16)
10.39         Loan Agreement by and among the Registrant, Kayne Anderson Non-Traditional Investments, LP, and certain other lenders, dated July 20, 1998 (17)
10.40         Payment Guaranty by Registrant in favor of Kayne Anderson and the Lenders, dated as of July 20, 1998(17)
10.41         Agreement of Purchase and Sale of Assets made as of July 31, 1998, by and among Cygnet Financial Services, Inc. and
              Mountain Parks Financial Services, Inc. (17)
10.42         1998 Executive Incentive Plan (17)*
10.43         Loan agreement between Greenwich Capital Financial Products, Inc. and Registrant dated November 12, 1998 **
10.43(a)      Stock Pledge Agreement among Greenwich Capital Financial Products, Inc., Registrant and certain related parties, dated November 12, 1998 **
10.44         KPMG Year 2000 Renovation Project Service Proposal to and Engagement Letter with the Registrant, dated November 12,
              1998**
11            Earnings (Loss) per Share Computation (see Note 18 to Notes to Consolidated Financial Statements)**
12            Statement on Computation of Ratios **
21            List of Subsidiaries **
23            Consent of KPMG LLP **
24.1          Special Power of Attorney for R. Abrahams **
24.2          Special Power of Attorney for C. Jennings **
24.3          Special Power of Attorney for J. MacDonough **
24.4          Special Power of Attorney for F. Willey **
24.5          Special Power of Attorney for Ernest C. Garcia II **
24.6          Special Power of Attorney for Gregory Sullivan **
24.7          Special Power of Attorney for Steven Darak **
27.1          Financial Data Schedule for the year ending December 31, 1998**
27.2          Financial Data Schedule for the year ending December 31, 1997**
27.3          Financial Data Schedule for the year ending December 31, 1996**
27.4          Financial Data Schedule for the three months ending September 30, 1998**
27.5          Financial Data Schedule for the three months ending June 30, 1998**
27.6          Financial Data Schedule for the three months ending March 31, 1998**
27.7          Financial Data Schedule for the three months ending September 30, 1997**
27.8          Financial Data Schedule for the three months ending June 30, 1997**
27.9          Financial Data Schedule for the three months ending March 31, 1997**


---------------------------



*             Management contract or compensatory plan, contract or arrangement.
**            Filed with this Form 10-K.
(1)           Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-3998), effective June 18, 1996.
(2)           Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-13755), effective October 30,
              1996.
(3)           Incorporated by reference to the Company's Current Report on Form
              8-K, filed January 30, 1997.
(4)           Incorporated by reference to the Company's Annual Report on Form
              10-K, filed March 31, 1997.
(5)           Incorporated by reference to the Company's Quarterly Report on
              Form 10-Q, filed August 14, 1997.
(6)           Incorporated by reference to the Company's Current Report on Form
              8-K, filed September 5, 1997.
(7)           Incorporated by reference to the Company's Current Report on Form
              8-K, filed October 3, 1997.
(8)           Incorporated by reference to the Company's Quarterly Report on
              Form 10-Q, filed November 14, 1997.

(9) Incorporated by reference to the Company's Current Report on Form 8-K, filed November 20, 1997.
(10) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-22237).
(11) Incorporated by reference to the Company's Current Report on Form 8-K, filed January 2, 1998.
(12) Incorporated by reference to the Company's Current Report on Form 8-K, filed February 20, 1998.
(13) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-42973), effective February 11, 1998.
(14) Incorporated by reference to the Company's Annual Report on Form 10-K, filed March 31 1998.
(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed May 15, 1998.
(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed August 10, 1998.
(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed November 13, 1998.
(18) Incorporated by reference to the Company's Form T-3 for Application for Qualification of Indentures under the Trust Indenture Act of 1939, filed November 20, 1998
              (File  No. 022-22415), effective December 21, 1998.