Form 10-Q
period 1999-03-31
UGLY DUCKLING CORP
filed 1999-05-14
CIK 1012704

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

                 For the quarterly period ended: March 31, 1999

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

        2525 E. Camelback Road, Suite 500,
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

                                 [X] Yes [ ] No
                                 ---------------

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

     At May 11, 1999, there were approximately 14,938,600 shares of Common Stock, $0.001 par value, outstanding.

    This document serves both as a resource for analysts, shareholders, and other interested persons, and as the quarterly report on Form 10-Q of Ugly Duckling Corporation (Ugly Duckling) to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with the consolidated financial statements and notes thereto included in Ugly Duckling's Annual Report on Form 10-K, for the year ended December 31, 1998.
================================================================================



                                             UGLY DUCKLING CORPORATION

                                                     FORM 10-Q

                                                 TABLE OF CONTENTS
                                                                                                                 Page
                              Part I. -- FINANCIAL STATEMENTS
Item 1.  FINANCIAL STATEMENTS
  Condensed Consolidated Balance Sheets-- March 31, 1999 and December 31, 1998..........................          1
  Condensed Consolidated Statements of Operations-- Three Months Ended March 31, 1999 and March 31, 1998          2
  Condensed Consolidated Statements of Cash Flows-- Three Months Ended March 31, 1999 and March 31, 1998          3
  Notes to Condensed Consolidated Financial Statements..................................................          4
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........          9
                             Part II.-- OTHER INFORMATION                                                        28
Item 1.  LEGAL PROCEEDINGS..............................................................................
Item 2.  CHANGES IN SECURITIES..........................................................................         28
Item 3.  DEFAULTS UPON SENIOR SECURITIES................................................................         28
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................         28
Item 5.  OTHER INFORMATION..............................................................................         28
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................         28
SIGNATURES..............................................................................................         30
Exhibit 10.1      Engagement Letter between Greenwich Capital Markets, Inc.
                  and Registrant dated March 16, 1999 for Greenwich to Act as Placement Agent for not less than $300 Million of Securitized Loans
Exhibit 10.2      Commitment Letter between Greenwich Capital Markets, Inc.
                  and Registrant dated March 17, 1999 with Term Sheet for $100 Million
                  Revolving Credit Facility
Exhibit 10.3      $20 Million Loan agreement between Greenwich Capital
                  Financial Products, Inc. and Registrant dated March 18, 1999
Exhibit 10.3(a)   Stock Pledge Agreement among Greenwich Capital Financial
                  Products, Inc., Registrant, and certain related parties, dated March 18,1999
Exhibit 10.4      Amendment to the Amended and Restated Motor Vehicle
                  Installment  Contract  Loan and Security  Agreement  between
                  General  Electric  Capital  Corporation and Registrant dated
                  March 25, 1999 regarding Year 2000 date change
Exhibit 11        Statement regarding computation per share earnings (see note 5 of Notes to Condensed Consolidated Financial Statements)
Exhibit 27        Financial Data Schedule
Exhibit 99        Statement Regarding Forward Looking Statements and Risk Factors



                                            ITEM 1.

                          UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (In thousands)

                                                        March 31,             December 31,
                                                           1999                   1998
                                                      -----------------      ---------------

                                                ASSETS
 Cash and Cash Equivalents                                 $   4,387             $   2,751
 Finance Recievables, net                                    237,928               163,209
 Notes Receiveable, Net                                       21,670                28,257
 Inventory                                                    39,891                44,167
 Property and Equipment, net                                  34,299                32,970
 Intangible Assets, Net                                       15,256                15,530
 Other Assets                                                 22,880                20,575
 Net Assets of Discontinued Operations                        30,305                38,516
                                                           ----------            ----------
                                                           $ 406,616             $ 345,975
                                                           ==========            ==========




                     LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
 Accounts Payable                                          $   5,678             $   2,479
 Accrued Expenses and Other Liabilities                       30,329                19,694
 Notes Payable                                               171,904               117,294
 Subordinated Notes Payable                                   40,815                43,741
                                                           ---------             ---------
 Total Liabilities:                                          248,726               183,208
                                                           ---------             ---------
 Stockholders' Equity
 Common Stock                                                     19                    19
 Additional Paid in Capital                                  173,819               173,809
 Retained Earnings                                             3,869                 3,449
 Treasury Stock                                              (19,817)              (14,510)
                                                           ---------             ---------
 Total Stockholders' Equity                                  157,890               162,767
                                                           ---------             ---------
                                                           $ 406,616             $ 345,975
                                                           =========             =========




          See accompanying notes to Condensed Consolidated Financial Statements.


                           UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        Three Months Ended March 31, 1999 and 1998
                     (In thousands, except earnings per share amounts)

                                                                          1999          1998
                                                                        ----------   ----------
Sales of Used Cars                                                      $106,443      $ 72,973
Less:
Cost of Used Cars Sold                                                    60,097        39,731
Provision for Credit Losses                                               28,561        15,362
                                                                        --------      --------
                                                                          17,785        17,880
                                                                        --------      --------
Other Income:
Interest Income                                                           14,003         6,205
Gain on Sale of Finance Receivables                                            -         4,614
Servicing and Other Income                                                 9,672         3,912
                                                                        --------      --------
                                                                          23,675        14,731
                                                                        --------      --------
Income before Operating Expenses                                          41,460        32,611
Operating Expenses:
Selling and Marketing                                                      6,416         4,921
General and Administrative                                                28,553        18,786
Depreciation and Amortization                                              2,135         1,173
                                                                        --------      --------
                                                                          37,104        24,880
                                                                        --------      --------
Operating Income                                                           4,356         7,731
Interest Expense                                                           3,656         1,502
                                                                        --------      --------

Earnings before Income Taxes                                                 700         6,229
Income Taxes                                                                 280         2,500
                                                                        --------      --------
Income from Continuing Operations                                            420         3,729
Discontinued Operations:
Loss from Operations of Discontinued Operations, net of income
  tax benefit of $492                                                          -         (768)
Loss on Disposal of Discontinued Operations net of income tax
  benefit of $3,024                                                            -        (4,827)
                                                                        --------      --------
Net Earnings (Loss)                                                     $    420      $ (1,866)
                                                                        ========      ========
Earnings per Common Share from Continuing Operations:
Basic                                                                   $   0.03      $   0.20
                                                                        ========      ========
Diluted                                                                 $   0.03      $   0.20
                                                                        ========      ========
Net Earnings (Loss) per Common Share:
Basic                                                                   $   0.03      $ (0.10)
                                                                        ========      ========
Diluted                                                                 $   0.03      $ (0.10)
                                                                        ========      ========
Shares Used in Computation:
Basic                                                                     15,650        18,557
                                                                        ========      ========
Diluted                                                                   15,785        19,093
                                                                        ========      ========


                                    UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Three Months Ended March 31, 1999 and 1998
                                                  (In thousands)

                                                                          1999             1998
                                                                       -----------      -----------
Cash Flows from Operating Activities:
Net Earnings (Loss)                                                      $    420        $  (1,866)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided
  by Operating Activities:
Loss from Discontinued Operations                                               -            5,595
Provision for Credit Losses                                                28,561           15,362
Purchase of Finance Receivables for Sale                                        -          (69,708)
Increase in Deferred Income Taxes                                          (5,188)          (2,205)
Depreciation and Amortization                                               2,135            1,173
Gain on Sale of Finance Receivables                                             -           (4,614)
Proceeds from Sale of Finance Receivables                                       -           62,556
Collections of Finance Receivables                                              -            5,935
Decrease in Inventory                                                       4,276            6,914
Decrease in Other Assets                                                      237            1,324
Increase in Accounts Payable, Accrued Expenses and Other                    9,911            2,139
Increase in Income Taxes Payable                                            6,689              793
                                                                         ---------       ----------
Net Cash Provided by Operating Activities                                  47,041           23,398
                                                                         ---------       ----------
Cash Flows Used in Investing Activities:
Increase in Finance Receivable                                           (137,358)          (8,735)
Collections of Finance Receivables                                         36,319            4,741
Increase in Investments Held in Trust                                      (2,116)          (3,543)
Advances under Notes Receivable                                            (3,109)         (11,131)
Repayments of Notes Receivable                                              9,571            4,926
Purchase of Property and Equipment                                         (3,190)          (6,640)
                                                                         ---------       ----------
Net Cash Used in Investing Activities                                     (99,883)         (20,382)
                                                                         ---------       ----------
Cash Flows from Financing Activities:
Additions to Notes Payable                                                 72,717           45,000
Repayment of Notes Payable                                                (21,538)         (31,867)
Proceeds from Issuance of Common Stock                                         32              202
Acquisition of Treasury Stock                                              (5,307)               -
Other, Net                                                                    363              223
                                                                         ---------       ----------
Net Cash Provided by Financing Activities                                  46,267           13,558
                                                                         ---------       ----------
Cash Provided by (Used in) Discontinued Operations                          8,211          (19,597)
                                                                         ---------       ----------
Net Increase (Decrease) in Cash and Cash Equivalents                        1,636           (3,023)
Cash and Cash Equivalents and Beginning of Period                           2,751            3,537
                                                                         ---------       ----------
Cash and Cash Equivalents and End of Period                              $  4,387        $     514
                                                                         =========       ==========
Supplemental Statement of Cash Flows Information:
Interest Paid                                                            $  5,934        $   2,222
                                                                         =========       ==========
Income Taxes Paid                                                        $      -        $     408
                                                                         =========       ==========




     See accompanying notes to Condensed Consolidated Financial Statements.

                            UGLY DUCKLING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

    Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In our opinion, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. Our results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. Our Condensed Consolidated Balance Sheet as of December 31, 1998 was derived from our audited consolidated financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles. We suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 1998.

Note 2.  Summary of Finance Receivables

Following is a summary of our Finance Receivables, net, as of March 31, 1999 and December 31, 1998 (in thousands):

                                                            March 31, 1999                          December 31, 1998
                                              ----------------------------------------  ----------------------------------------
                                                                Non                                       Non
                                               Dealership    Dealership                  Dealership    Dealership
                                               Operations    Operations      Total       Operations    Operations      Total
                                              ------------- ------------  ------------  ------------  ------------ -------------
Installment Sales Contract Principal Balances  $   182,150  $    69,053   $   251,203   $    93,936   $    51,282   $   145,218
Add: Accrued Interest                                1,798          765         2,563           877           473         1,350
Loan Origination Costs                               3,583            -         3,583         2,237             -         2,237
                                               ------------ ------------  ------------  ------------  ------------  ------------
Principal Balances, net                            187,531       69,818       257,349        97,050        51,755       148,805
Residuals in Finance Receivables Sold               28,480        2,625        31,105        33,331         2,625        35,956
Investments Held in Trust                           22,680            -        22,680        20,564             -        20,564
                                               ------------ ------------  ------------  ------------  ------------  ------------
                                                   238,691       72,443       311,134       150,945        54,380       205,325
Allowance for Credit Losses                        (48,628)      (2,326)      (50,954)      (24,777)       (2,024)      (26,801)
Discount on Acquired Loans                               -      (22,252)      (22,252)            -       (15,315)      (15,315)
                                               ------------ ------------  ------------  ------------  ------------  ------------
Finance Receivables, net                       $   190,063  $    47,865   $   237,928   $   126,168   $    37,041   $   163,209
                                               ============ ============  ============  ============  ============  ============

Classification:
Finance Receivables Held for Investment        $   123,787  $    69,053   $   192,840   $    26,852   $    51,282   $    78,134
Finance Receivables Held as Collateral for
  Securitization Note Payable                       58,363            -        58,363        67,084             -        67,084
                                               ------------ ------------  ------------  ------------  ------------  ------------
                                               $   182,150  $    69,053   $   251,203   $    93,936   $    51,282   $  $145,218
                                               ============ ============  ============  ============  ============  ============

As of March 31, 1999 and December 31, 1998, our Residuals in Finance Receivables Sold from dealership operations were comprised of the following (in thousands):

                                                                 March 31,           December 31,
                                                                   1999                  1998
                                                              -------------         ------------
 Retained interest in subordinated securities (B Certificates)  $   41,165          $    51,243
 Net interest spreads, less present value discount                  19,837               25,838
 Reduction for estimated credit losses                             (32,522)             (43,750)
                                                                -----------         ------------
 Residuals in finance receivables sold                          $   28,480          $    33,331
                                                                ===========         ============
 Securitized principal balances outstanding                     $  158,890          $   198,747
                                                                ===========         ============
 Estimated credit losses as a % of securitized principal
   balances outstanding                                               20.5%                22.0%
                                                                ===========         ============

         The following table reflects a summary of activity for our Residuals in Finance Receivables Sold from dealership operations for the three month periods ended March 31, 1999 and 1998 (in thousands):

                                                                 March 31,            March 31,
                                                                   1999                 1998
                                                               ------------         ------------
 Balance, Beginning of Period                                  $    33,331          $    13,277
 Additions                                                               -               13,858
 Amortization                                                       (4,851)              (2,394)
                                                               ------------         ------------
 Balance, End of Period                                        $    28,480          $    24,741
                                                               ============         ============

Note 3.  Notes Receivable

    Our Cygnet dealer program has various notes receivable from used car dealers. Under Cygnet's asset based loan program, our commitments for revolving notes receivable totaled $10.2 million at March 31, 1999.

    In July 1997, First Merchants Acceptance Corporation (First Merchants) filed for bankruptcy. Immediately subsequent to the bankruptcy filing, we executed a loan agreement to provide First Merchants with debtor in possession financing (DIP facility). The maximum commitment under the DIP facility is $11.5 million at March 31, 1999. The outstanding balance on the DIP facility totaled $11.1 million and $12.2 million at March 31, 1999 and December 31, 1998.

    Following is a summary of Notes Receivable at March 31, 1999 and December 31, 1998 (in thousands):

                                                                           March 31,          December 31,
                                                                             1999                1998
                                                                         --------------      -------------
Notes Receivable under the asset based loan program, net of
  allowance for doubtful accounts of $167, and $500, respectively        $       7,230        $     8,311
First Merchants Debtor in Possession Note Receivable                            11,062             12,228
First Merchants Bank Group Participation                                         2,331              6,856
Other Notes Receivable                                                           1,047                862
                                                                         --------------       ------------
Notes Receivable, net                                                    $      21,670        $    28,257
                                                                         ==============       ============

Note 4.  Notes Payable

    The following is a summary of Notes Payable at March 31, 1999 and December 31, 1998 (in thousands):


                                                                                           March 31,         December 31,
                                                                                             1999                1998
                                                                                         -----------         ------------

Revolving Facility with GE Capital                                                       $    75,606         $    51,765
Securitization Note Payable                                                                   44,596              49,967
Note Payable Collateralized by the Common Stock of our Securitization Subsidiaries            19,999              12,234
Note Payable Collateralized by Finance Receivables Contracts                                  28,876                   -
Mortgage Loan with Finance Company                                                             3,386               3,386
Others                                                                                           897                 967
                                                                                         ------------        ------------
Subtotal                                                                                     173,360             118,319
Less:  Unamortized Loan Fees                                                                   1,456               1,025
                                                                                         ------------        ------------
Notes Payable                                                                            $   171,904         $   117,294
                                                                                         ============        ============

Note 5.  Common Stock Equivalents

    Net Earnings (Loss) per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding for the three month periods ended March 31, 1999, and 1998 as follows (in thousands, except for per share amounts):

                                                                         March 31,         March 31,
                                                                           1999               1998
                                                                     ----------------  ----------------

Income from Continuing Operations                                    $           420   $         3,729
                                                                     ================  ================
Net Earnings (Loss)                                                  $           420   $        (1,866)
                                                                     ================  ================
Basic EPS-Weighted Average Shares Outstanding                                 15,650            18,557
                                                                     ================  ================
Basic Earnings (Loss) Per Share from:
Continuing Operations                                                $          0.03   $          0.20
                                                                     ================  ================
Net Earnings (Loss)                                                  $          0.03   $         (0.10)
                                                                     ================  ================

Basic EPS-Weighted Average Shares Outstanding                                 15,650            18,557
Effect of Diluted Securities:
  Warrants                                                                         -                87
  Stock Options                                                                  135               449
                                                                     ----------------  ----------------
Dilutive EPS-Weighted Average Shared Outstanding                              15,785            19,093
                                                                     ================  ================
Diluted Earnings (Loss) Per Share from:
Continuing Operations                                                $          0.03   $          0.20
                                                                     ================  ================
Net Earnings (Loss)                                                  $          0.03   $         (0.10)
                                                                     ================  ================
Warrants Not Included in Diluted EPS Since Antidilutive                        1,556               715
                                                                     ================  ================
Stock Options Not Included in Diluted EPS since Antidilutive                   1,153               603
                                                                     ================  ================

Note 6.  Business Segments

    We have two divisions: dealership operations and non-dealership operations. Within our divisions we have six distinct business segments. Within the dealership operations division, the segments consist of retail car sales operations (company dealerships), the income generated from the finance receivables generated at the Ugly Duckling dealerships and corporate and other operations. Under the non-dealership operations division, the segments consist of the Cygnet dealer program, bulk purchasing and loan servicing, and corporate and other operations.

    A summary of operating activity by business segment for the three months ended March 31, 1999 and 1998 follows (in thousands):


                                                     Dealership Operations              Non Dealership Operations
                                      -------------------------------------------- ------------------------------------------
                                                  Company
                                       Company    Dealership  Corporate   Cygnet      Cygnet Loan   Corporate
                                      Dealerships Receivables and Other   Dealer      Servicing     and Other      Total
                                      ----------- ----------- --------- ---------- --------------- ------------- ------------

1999:
Sales of Used Cars                     $ 106,443  $        -  $       - $        -    $         -  $          -  $   106,443
Less:  Cost of Used Cars Sold             60,097           -          -          -              -             -       60,097
  Provision for Credit Losses             21,893       5,871          -        797              -             -       28,561
                                       ---------- ----------- --------- -----------   ------------ ------------- ------------
                                          24,453      (5,871)          -      (797)             -             -       17,785
                                       ---------- ----------- --------- -----------   ------------ ------------- ------------

Interest Income                                -      10,312         61      3,317            313             -       14,003
Servicing and Other Income                     6       2,883         45         47          6,691             -        9,672
                                       ---------- ----------- --------- -----------   ------------ ------------- ------------
Income before Operating Expenses          24,459       7,324        106      2,567          7,004             -       41,460
                                       ---------- ----------- --------- -----------   ------------ ------------- ------------
Operating Expenses:
Selling and Marketing                      6,378                                35              3             -        6,416
General and Administrative                11,102       4,590      5,332        963          5,821           745       28,553
Depreciation and Amortization                791         283        521         78            321           141        2,135
                                       ---------- ----------- --------- -----------   ------------ ------------- ------------
                                          18,271       4,873      5,853      1,076          6,145           886       37,104
                                       ---------- ----------- --------- -----------   ------------ ------------- ------------
Operating Income                       $   6,188  $    2,451  $  (5,747)$    1,491    $       859  $       (886) $     4,356
                                       ========== =========== ========= ===========   ============ ============= ============


1998:
Sales of Used Cars                     $  72,973  $        -  $       - $        -    $         -  $          -  $    72,973
Less:  Cost of Used Cars Sold             39,731           -          -          -              -             -       39,731
  Provision for Credit Losses             15,034           -          -        328              -             -       15,362
                                       ---------- ----------- --------- -----------   ------------ ------------- ------------
                                          18,208           -          -      (328)              -             -       17,880
                                       ---------- ----------- --------- -----------   ------------ ------------- ------------

Interest Income                                -       3,816         64      1,598            727             -        6,205
Gain on Sale of Loans                          -       4,614          -          -              -             -        4,614
Servicing and Other Income                    41       3,825         46          -              -             -        3,912
                                       ---------- ----------- --------- -----------   ------------ ------------- ------------
Income before Operating Expenses          18,249      12,255        110      1,270            727             -       32,611
                                       ---------- ----------- --------- -----------   ------------ ------------- ------------
Operating Expenses:
Selling and Marketing                      4,878           -          -         43              -             -        4,921
General and Administrative                10,506       4,555      2,619        515              -           591       18,786
Depreciation and Amortization                613         337        201         22              -             -        1,173
                                       ---------- ----------- --------- -----------   ------------ ------------- ------------

                                          15,997       4,892      2,820        580              -           591       24,880
                                       ---------- ----------- --------- -----------   ------------ ------------- ------------
Operating Income                       $   2,252  $    7,363  $  2,710) $      690    $       727  $      (591)  $     7,731
                                       ========== =========== ========= ===========   ============ ============= ============


Note 7. Discontinued Operations

    In February 1998, we announced our intention to close our branch office network, through which we purchased retail installment contracts from third party dealers, and exit this line of business. We substantially completed the branch office closure as of March 31, 1998. We are continuing to negotiate lease settlements and terminations with respect to our branch office network closure. As a result of the branch office network closure, we reclassified the results of operations of the branch office network in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations to discontinued operations.

     The components of Net Assets of Discontinued Operations as of March 31, 1999 and December 31, 1998 follow (in thousands):

                                                                   March 31,      December 31,
                                                                     1999             1998
                                                                ---------------- ----------------
        Finance Receivables, net                                      $  24,282        $  30,649
        Residuals in Finance Receivables Sold                             6,052            7,875
        Investments Held in Trust                                         2,971            3,665
        Disposal Liability                                               (3,000)          (3,673)
                                                                ---------------- ----------------
        Net Assets of Discontinued Operations                         $  30,305        $  38,516
                                                                ================ ================

Note 8.  Use of Estimates

    The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from our estimates.

Note 9.  Certain Bankruptcy Remote Entities

    Ugly Duckling Receivables Corporation ("UDRC") and Ugly Duckling Receivables Corporation II ("UDRC II") (collectively referred to as "Securitization Subsidiaries"), are our wholly-owned special purpose "bankruptcy remote entities." Their assets, including assets classified as Discontinued Operations, include Residuals in Finance Receivables Sold and Investments Held In Trust, in the amounts of approximately $34.5 million and $25.6 million, respectively, at March 31, 1999. These amounts would not be available to satisfy claims of our creditors on a consolidated basis.

Note 10.  Reclassifications

    We have made certain reclassifications to previously reported information to conform to the current presentation.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

    Our Quarterly Report on Form 10-Q contains forward looking statements. We may make additional written or oral forward looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to our products or services, as well as assumptions relating to the foregoing. The words "believe," "expect," "intend," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional risk factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in Exhibit 99 which is attached hereto and incorporated by reference into this Quarterly Report on Form 10-Q.

Introduction

    General. We operate the largest chain of buy here-pay here used car dealerships in the United States. We sell and finance our used vehicles to customers within the sub-prime segment of the used car market. Our customers will typically have limited credit histories, low incomes or past credit problems. At March 31, 1999, we operated 58 dealerships located in several large markets, including Los Angeles, Atlanta, Tampa, San Antonio, Phoenix and Dallas.

    In addition to our dealership and financing operations, we also
     o provide financing to other independent used car dealers through our Cygnet dealer program,
     o service and collect large portfolios of finance receivablesowned by others, and
     o manage selected financial assets that we acquire from financially distressed third parties.

    From 1994 through the first quarter of 1998, we maintained a national branch office network that acquired and serviced retail installment contracts from numerous independent third party dealers. We discontinued these operations in 1998.

    Below is a summary of our businesses by division and their related segments:

    [OBJECT OMITTED]


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

Finally, dealership operations has an administration segment that provides corporate administration to the division. Our non-dealership operations division also contains three segments. The first non-dealership operations segment is the bulk purchasing/loan servicing segment. In this segment, we acquire loan portfolios from third parties and provide loan servicing for third parties. The second segment of non-dealership operations is the Cygnet dealer program under which we provide various credit facilities to independent used car dealers. Finally, the non-dealership operations also have an administration segment that provides corporate administration to the non-dealership operations. Last, the chart shows our discontinued operations, which contains our branch office network that we closed in February 1998 and the loans we acquired through that network.

Company Dealership Operations

    We commenced dealership operations in 1992 with the acquisition of two dealerships in Arizona, and have expanded aggressively since then through a combination of acquisitions and development of new stores. Our most significant growth occurred in 1997, when
     o we acquired from Seminole Finance, Inc. and related companies (Seminole), four dealerships in Tampa/St. Petersburg and a contract portfolio of approximately $31.1 million;
     o we purchased from E-Z Plan, Inc. (E-Z Plan), seven dealerships in San Antonio and a contract portfolio of approximately $24.3 million;
     o    we  purchased  from  Kars-Yes  Holdings,  Inc.  and related  companies
          (Kars), six dealerships in the Los Angeles market, two in the Miami market, two in the Atlanta market, and two in the Dallas market; and
     o we opened our first used car dealership in the Las Vegas market, two additional dealerships in the Albuquerque market and one additional dealership in the Phoenix market. We also closed a dealership in Arizona.

    We continued our aggressive growth in 1998, adding 17 new dealerships in our existing markets. We opened one dealership in the Albuquerque market, four dealerships in the Atlanta market, three dealerships in the Dallas market, two dealerships in the Los Angeles market, two dealerships in the Phoenix market, two dealerships in the San Antonio market, and three dealerships in the Tampa market. We also closed two dealerships in Miami and exited that market. We had a total of 56 dealerships in operation at December 31, 1998.

    In the first quarter of 1999, we added a dealership in the Tampa and Dallas markets, which brought our total number of dealerships to 58. The following table summarizes the number of stores we had in operation by major market as of March 31, 1999, and each of the last three years ended December 31, 1998:

                        Number of Stores by Market
         ----------------------------------------------------------------

                            March 31,            December 31,
                         ---------------  -------------------------------
                              1999          1998       1997       1996
                           ----------    ---------   ---------  ---------
          Phoenix                  9            9           7          5
          San Antonio              9            9           7          -
          Atlanta                  9            9           5          -
          Los Angeles              8            8           6          -
          Tampa                    9            8           5          -
          Dallas                   7            6           3          -
          Tucson                   3            3           3          3
          Albuquerque              3            3           2          -
          Las Vegas                1            1           1          -
          Miami                    -            -           2          -
                            ---------    ---------   ---------  ---------
                                  58           56          41          8
                            =========    =========   =========  =========

Non-Dealership Operations

    Cygnet Dealer Program. In 1997 we began operating the Cygnet dealer program, which provides qualified dealers with warehouse purchase facilities and revolving lines of credit primarily secured by the dealers' finance receivable portfolios. We extend credit facilities that are subject to various collateral coverage ratios, maximum advance rates, and performance measurements, depending on the financial condition of the dealer and the quality of the finance receivables originated. The dealer remains responsible for collection of finance receivable payments and retains control of the customer relationship. As a condition to providing financing, each dealer is required to satisfy certain criteria to qualify for the program, report collection activities to us on a daily basis and provide us with periodic financial statements. In addition, our dealers are "audited" by our audit department on a periodic basis.

    Bulk Purchasing and Loan Servicing Operations. We have entered into several large servicing and/or bulk purchasing transactions involving third party dealer contract portfolios. Under these transactions, we have acquired loan portfolios or participation interests in loan portfolios that we also service. During April 1999, we decided to close our loan servicing facility in Nashville, Tennessee, and consolidate all of our loan servicing operations in our two remaining facilities, which are located in Aurora, Colorado and Plano, Texas.

    In April 1998, we announced that our Board of Directors had directed our management team to separate our dealership operations and non-dealership operations into separate, publicly held companies. Our stockholders approved a proposal to split-up the company through a rights offering at the annual stockholders meeting held in August 1998. Due to a lack of stockholder interest, however, we canceled the rights offering. In the first quarter of 1999, we discontinued efforts to sell or spin off the Cygnet dealer program and bulk purchasing and loan servicing operations.

Discontinued Operations

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

    In the following discussion and analysis we explain the general financial condition and the results of operations of Ugly Duckling and its subsidiaries. In particular, we analyze and explain the changes in the results of operations of our various business segments for the first quarter of 1999 compared to the first quarter of 1998.

Results of Operations for the Three Months Ended March 31, 1999 and 1998

    Income items in our Statement of Operations consist of:
    o  Sales of Used Cars
             less Cost of Used Cars Sold
             less Provision for Credit Losses
    o  Interest Income
    o  Gain on Sale of Loans
    o  Servicing and Other Income


                 Sales of Used Cars and Cost of Used Cars Sold

                          Three Months Ended March 31,
                             (dollars in thousands)
                                                1999           1998
                                             -----------     ----------
            Used Cars Sold (Units)               12,754          9,439
                                             ===========     ==========

            Sales of Used Cars                $ 106,443      $  72,973
            Cost of Used Cars Sold               60,097         39,731
                                             -----------     ----------
            Gross Margin                      $  46,346      $  33,242
                                             ===========     ==========

            Gross Margin %                         43.5%          45.6%
                                             ===========     ==========

            Per Unit Sold:
            Sales of Used Cars                $   8,346      $   7,731
            Cost of Used Cars Sold                4,712          4,209
                                             -----------     ----------
            Gross Margin                      $   3,634      $   3,522
                                             ===========     ==========


    The number of cars we sold (units) increased by 35.1% for the three months ended March 31, 1999 over the same period in 1998. Same store unit sales for the three months ended March 31, 1999 increased 5.0 % compared to the three month period ended March 31, 1998. The increase in our same store unit sales was primarily a result of the maturation of stores purchased or opened in late 1997. We anticipate future revenue growth will come from increasing the number of our dealerships and not from higher sales volumes at existing dealerships.

    Our Used Car Sales revenues increased by 45.9% for the three ended March 31, 1999 over the same period ended March 31, 1998. The growth for these periods reflects increases in the number of dealerships in operation and the average unit sales price. The Cost of Used Cars Sold increased by 51.3% for the three months ended March 31, 1999 over the same period ended March 31, 1998. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) increased by 39.4% for the three months ended March 31, 1999 over the same period ended March 31, 1998. The gross margin per car sold for the first quarter of 1999 is comparable to the first quarter of 1998.

    Our average sales price per car increased by 8.0% for the three months ended March 31, 1999 over the three months ended March 31, 1998. The increase in the average sales price was necessary to offset the increase in the Cost of Used Cars Sold. On a per unit basis, the Cost of Used Cars Sold increased by 12.0% for the three months ended March 31, 1999 over the three months ended March 31, 1998. The increase in our average cost per used car sold is primarily due to an increase in the direct cost of the cars we acquire and re-sell.

Provision for Credit Losses

     We record provisions for credit losses in our dealership operations and our non-dealership operations.

     Dealership Operations. Following is a summary of the Provision for Credit Losses from our dealership operations:

                                                            Three Months Ended
                                                                March 31,

                                                            1999          1998
                                                        -------------  ------------
        Provision for Credit Losses (in thousands)           $27,764       $15,034
                                                        =============  ============
        Provision per contact originated                      $2,198        $1,610
                                                        =============  ============
        Provision as a percentage of
          principal balances originated                        27.0%         21.6%
                                                        =============  ============


    The Provision for Credit Losses in our dealership operations increased by 84.7% in the three months ended March 31, 1999 over the three months ended March 31, 1998. The Provision for Credit Losses per unit originated at our dealerships increased by $588 or 36.5% in the three months ended March 31, 1999 over the three months ended March 31, 1998. When we changed how we structure securitizations for accounting purposes in the fourth quarter of 1998, we also changed the timing of providing for credit losses. For periods prior to the fourth quarter of 1998, we generally provided a Provision for Credit Losses of approximately 21% of the loan principal balance at the time of origination to record the loan at the lower of cost or market. However, as a consequence of our revised securitization structure, we will now be retaining securitized loans on our balance sheet for accounting purposes and recognizing income over the life of the contracts. We record the provision for credit losses at 27% of the principal balance at the time of origination.

    Non-Dealership Operations. The provision for credit losses in our non-dealership operations increased by 143.0% to $797,000 in the three months ended March 31, 1999 from $328,000 in the three months ended March 31, 1998. The increase was primarily due to the significant increase in loans under the Cygnet dealer program.

    See also "Allowance for Credit Losses" below.

Interest Income

    We generate Interest Income from both our dealership operations and our non-dealership operations.

    Dealership Operations. Interest Income consists primarily of interest on finance receivables from our dealership sales and income from Residuals in
Finance Receivables Sold from our Securitized Contract Sales (defined below). Interest Income increased by 167.3% to $10.4 million for the three months ended March 31, 1999 from $6.5 million for the three months ended March 31, 1998. The increase was primarily due to the increase in the average finance receivables retained on our balance sheet. Because we structured most of our securitizations to recognize income as sales for accounting purposes prior to 1999, there were fewer receivables retained on our balance sheet and Interest Income was lower in these periods. See "Securitizations-Dealership Operations" below for additional discussion of our securitization transactions and our on balance sheet portfolio.

    A primary element of our sales strategy is to provide financing to our customers, almost all of whom are sub-prime borrowers. As summarized in the following table, we continue to increase the percentage of sales revenue financed, and the number of units sold and financed.

                          Three Months Ended March 31,
                                               1999             1998
                                           ------------      ---------
    Percentage of sales revenue financed       96.5%           95.5%

    Percentage of sales units financed         99.1%           98.9%

         As a result of our expansion into markets with interest rate limits, the yield on our dealership receivable contracts has gone down. The average effective yield on finance receivables from our dealerships was approximately 25.3% for the three months ended March 31, 1999 and 26.0% for the three months ended March 31, 1998. Our policy is to charge 29.9% per year on our dealership contracts. However, in those states that impose interest rate limits, such as Texas and Florida, we charge the maximum interest rate permitted.

    Non-Dealership Operations. In our non-dealership operations, we generate interest income primarily from our Cygnet dealer program and from a loan we made to First Merchants as part of its bankruptcy proceedings. Interest Income from the First Merchants transaction decreased by 56.9% to $313,000 for the three months ended March 31, 1999 from $727,000 for the three months ended March 31, 1998. Interest Income from the Cygnet dealer program increased by 107.6% to $3.3 million for the three months ended March 31, 1999 from $1.6 million for the three months ended March 31, 1998. The increase in interest income in the Cygnet dealer program reflects a significant increase in the amount of loans outstanding during the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

Gain on Sale of Loans

     Dealership Operations. The gain on sale of finance receivables we have recorded prior to the fourth quarter of 1998 was generated from securitizations that were structured as sale transactions (Securitization Contract Sales). During the fourth quarter of 1998, we began structuring our securitization transactions as Securitized Borrowings (defined below) for accounting purposes instead of sales transactions and, therefore, we will not recognize gains on the sale of loans from securitization transactions in the future. We recorded Gains on Sale of Loans related to securitized contract sales of zero for the three months ended March 31, 1999 and $4.6 million during the three months ended March 31, 1998. See "Securitizations-Dealership Operations" below for a summary of the structure of our securitizations.

Servicing and Other Income

    We generate Servicing and Other Income from both our dealership operations and our non-dealership operations. A summary of Servicing and Other Income follows for the three months ending March 31, 1999 and 1998 (in thousands):

                            Dealership        Non-Dealership
                            Operations          Operations              Total
                          ---------------     --------------        ------------

      March 31, 1999           $   2,934          $   6,738            $  9,672
                          ===============     ==============        ============

      March 31, 1998           $   3,912          $       -            $  3,912
                          ===============     ==============        ============


     Dealership Operations. Servicing and Other Income decreased by 25.0% to $2.9 million in the three months ended March 31, 1999 compared to the $3.9 million recognized in the three months ended March 31, 1998. We service the securitized contracts that were included in the Securitized Contract Sales transactions for monthly fees ranging from .25% to .33% of the beginning of month principal balances (3.0% to 4.0% per year). We do not, however, recognize service fee income on the contracts included in our Securitized Borrowings. The significant decrease in Servicing and Other Income is primarily due to the decrease in the principal balance of (1) contracts being serviced under the previous securitization structure and (2) a portfolio we service on behalf of a third party. We anticipate that our future Servicing and Other Income will decline as the principal balance of the contracts serviced under the Securitized Contract Sales agreements and the third party portfolio will continue to decrease.

    Non-Dealership Operations. Our Service Fee and Other Income in the first quarter 1999 totaled $6.7 million. Our servicing fee is generally a percentage of the portfolio balance (generally 3.25% to 4.0% per year) with a minimum fee per loan serviced (generally $14 to $17 per month). Our service fee income is tied to the contract principal dollars and units that we service and will continue to decline, subject to the incentive compensation discussed below, unless we increase the number and amount of contracts we are servicing. We have not entered into any loan servicing agreements thus far in 1999 and expect that our service fee income will continue to decline as the principal balances of the portfolios that we are currently servicing decrease. We did not recognize any servicing income in the first quarter 1998, as we did not begin servicing loans in our non-dealership operations until April 1998.

    Our non-dealership operations have entered into servicing agreements with two companies that have filed and subsequently emerged from bankruptcy and continue to operate under their approved plans of reorganization. Under the terms of the respective servicing agreements and approved plans of reorganization, once certain creditors of the bankrupt companies have been paid in full, we are entitled to certain incentive compensation in excess of the servicing fees that we have earned to date. As of March 31, 1999, we estimate that the total incentive compensation from both agreements could range from $0 to $8.0 million. We have not accrued any fee income from these incentives.

Income before Operating Expenses

    As a result of our continued expansion, Income before Operating Expenses grew by 27.1% to $41.5 million for the three months ended March 31, 1999 from $32.6 million for the three months ended March 31, 1998. Growth of Sales of Used Cars, Interest Income, and Servicing and Other Income were the primary contributors to the increase.

Operating Expenses

    Operating Expenses consist of:

    o  Selling and Marketing Expenses,
    o  General and Administrative Expenses, and
    o  Depreciation and Amortization.

     A summary of operating expenses for our business segments for the three months ended March 31, 1999 and 1998 follows (in thousands):

                                           Dealership Operations                 Non-Dealership Operations
                                   ------------------------------------   -----------------------------------
                                                Company
                                    Company     Dealership   Corporate    Cygnet      Cygnet Loan  Corporate
                                   Dealerships Receivables   and Other    Dealer      Servicing    and Other    Total
                                   ----------------------------------------------------------------------------------------
1999:
Selling and Marketing              $  6,378     $     -      $    -       $   35        $    3      $   -       $ 6,416
General and Administrative           11,102       4,590       5,332          963         5,821        745        28,553
Depreciation and Amortization           791         283         521           78           321        141         2,135
                                   =========    ========     =======      =======       =======     ======      ========
                                   $ 18,271     $ 4,873      $5,853       $1,076        $6,145      $ 886       $37,104
                                   =========    ========     =======      =======       =======     ======      ========
1998:
Selling and Marketing              $  4,878     $     -      $    -       $   43        $    -      $   -       $ 4,921
General and Administrative           10,506       4,555       2,619          515             -        591        18,786
Depreciation and Amortization           613         337         201           22             -          -         1,173
                                   =========    ========     =======      =======       =======     ======      ========
                                   $ 15,997     $ 4,892      $2,820       $  580        $    -      $ 591       $24,880
                                   =========    ========     =======      =======       =======     ======      ========


         Selling and Marketing Expenses. A summary of Selling and Marketing Expense as a percentage of Sales of Used Cars and Selling and Marketing Expense per car sold from our dealership operations follows:

                                                      1999        1998
                                                    --------     -------
      Selling and Marketing Expense as a
      Percent of Sales of Used Cars                     6.0%        6.7%
                                                    ========     =======

      Selling and Marketing Expense
      per Car Sold                                    $ 500       $ 517
                                                    ========     =======



    For the three months ended March 31, 1999 and 1998, Selling and Marketing Expenses consisted almost entirely of advertising costs and commissions relating to our dealership operations. Selling and Marketing Expenses increased by 30.8% to $6.4 million for the three months ended March 31, 1999 from $4.9 million for the three months ended March 31, 1998. The decrease in Selling and Marketing Expense as a percentage of Sales of Used Cars and on a per unit basis from 1998 to 1999 is due to the significant increase in the number of cars sold in 1999 compared to 1998 and an increase in the selling price of units sold and management's decision to reduce expenditures for advertising on a per car basis.

    General and Administrative Expenses. General and Administrative Expenses increased by 52.0% to $28.6 million for the three months ended March 31, 1999 from $18.8 million for the three months ended March 31, 1998. The increase in General and Administrative Expenses was primarily a result of the addition of our bulk purchasing and loan servicing operations, the expansion of infrastructure to administer the increased number of used car dealerships in operation, and the growth of the Cygnet dealer program.

     Depreciation and Amortization. Depreciation and Amortization consists of depreciation and amortization on our property and equipment and amortization of goodwill and trademarks. Depreciation and amortization increased by 82.0% to $2.1 million for the three months ended March 31, 1999 from $1.2 million for the three months ended March 31, 1998. The increase in 1999 was primarily due to depreciation from our non-dealership operations and an increase in software amortization of our investment in our integrated car sales and loan servicing system.

Interest Expense

     Interest expense increased by 143.4% to $3.7 million for the three months ended March 31, 1999 from $1.5 million for the three months ended March 31, 1998. The increase in the first quarter of 1999 was primarily due to increased borrowings under our Securitization Note Payable, Notes Payable and Subordinated Notes Payable. The increased borrowings were used primarily to fund the increases in Finance Receivables in our dealership operations and Cygnet dealer.

Income Taxes

    Income taxes totaled $280,000 for the three months ended March 31, 1999, and $2.5 million for the three months ended March 31, 1998. Our effective tax rate was 40.0% for the three months ended March 31, 1999 and 40.1% for the three months ended March 31, 1998.

Discontinued Operations

    We recorded a pre-tax charge to discontinued operations totaling approximately $9.1 million (approximately $5.6 million, net of income taxes) during the first quarter of 1998 related to the closure of our branch office network. In addition, we recorded a $6.0 million charge (approximately $3.6 million, net of income taxes) during the third quarter of 1998 due primarily to higher than anticipated loan losses and servicing expenses. The charges we recorded to Discontinued Operations represent the total estimated net loss we expect to realize from the branch office network closure. As a result, there was no income or loss from Discontinued Operations for the three months ended March 31, 1999.

Financial Position

     Total assets increased by 17.5% to $406.6 million at March 31, 1999 from $346.0 million at December 31, 1998. The increase was due primarily to an increase in Finance Receivables of $74.7 million to $237.9 million at March 31, 1999 from $163.2 million at December 31, 1998. Our dealership operations' Finance Receivables increased approximately $63.9 million and our non-dealership operations' Finance Receivables increased approximately $10.8 million primarily as a result of growth of the Cygnet dealer program.

    We financed the increases in assets primarily through additional borrowings, represented by increases in Notes Payable. Notes Payable increased by $54.6 million to $171.9 million at March 31, 1999 from $117.3 million at December 31, 1998. We obtained a $30 million repurchase facility in the first quarter of 1999, which resulted in the increase in Collateralized Notes Payable. The increase in our Notes Payable is attributable to an increase in the balance of our revolving line of credit, which totaled approximately $75.6 million at March 31, 1999, compared to $51.8 million at December 31, 1998.

    Growth in Finance Receivables. As a result of our continued expansion, contract receivables managed by our dealership operations have continued to increase. The following table reflects the growth in period end balances of our dealership operations measured in terms of the principal amount and the number of contracts outstanding.


                  Total Contracts Outstanding - Dealership Operations
                (In thousands, except number of contracts)

                                                           March 31, 1999                  December 31, 1998
                                                ---------------------------------  ----------------------------------
                                                     Principal       Number of          Principal        Number of
                                                      Amount         Contracts            Amount         Contracts
                                                ---------------------------------  ----------------------------------
        Managed Portfolio                           $ 341,040          56,333           $ 292,683           49,601
        Less: Portfolios Securitized and Sold         158,890          28,409             198,747           37,186
                                                ---------------------------------  ----------------------------------
          Total Retained Principal                  $ 182,150          27,924           $  93,936           12,415
                                                =================================  ==================================

    In addition to the loan portfolio summarized above, the Company also services loan portfolios totaling approximately $92.1 million ($36.1 million for Kars and $56.0 million from branch office originations) as of March 31, 1999 and $121.2 million ($47.9 million for Kars and $73.3 million from branch office originations) as of December 31, 1998.

    The following table reflects the growth in contract originations measured in terms of the principal amount and the number of contracts.

          Total Contracts Originated/Purchased - Dealership Operations:
        (In Thousands, Except Number of Contracts and Average Principal)


                                    Three Months Ending March 31,
                                    1999                   1998
                               ---------------     ---------------------
     Principal Amount              $  102,733                 $  69,708
     Number of Contracts               12,634                     9,339
     Average Principal             $    8,131                 $   7,464


    Finance Receivable principal balances generated or acquired by our dealership operations during the three months ended March 31, 1999 increased by 47.4% to $102.7 million from $69.7 million for the three months ended March 31, 1998. The increase in average principal financed is due to the increase in our average sales price per car sold.

     Our non-dealership operations began servicing loans on behalf of First Merchants in April 1998, and began servicing additional loan portfolios on behalf of other third parties throughout 1998. At March 31, 1999 our non-dealership bulk purchasing/loan servicing operations were servicing a total of approximately $480.0 million in finance receivables (approximately 70,000 contracts) compared to $587.3 million in finance receivables (approximately 80,000 contracts) at December 31, 1998.

    Cygnet dealer's net investment in finance receivables purchased from two third party dealers totaled approximately $16.3 million representing approximately 30.1% of Cygnet dealer's net finance receivables portfolio as of March 31, 1999. We did not have any other third party dealer loans that exceeded 10% of our Cygnet dealer finance receivable portfolio as of March 31, 1999.

Allowance for Credit Losses

     We have established an Allowance for Credit Losses (Allowance) to cover inherent credit losses on the contracts currently in our portfolio. We established the Allowance by recording an expense through the Provision for Credit Losses.

    For Finance Receivables generated at our dealerships, our policy is to charge off a contract the earlier of:

    o when we believe it is  uncollectible,  or
    o when it is delinquent for more than 90 days.

    The following table reflects activity in the Allowance of our dealership operations, as well as information regarding charge off activity for the three months ended March 31, 1999 and 1998, in thousands.


                                                                            1999                 1998
                                                                      ------------------   -----------------
    Allowance Activity:
    Balance, Beginning of Period                                             $   24,777          $   10,356
    Provision for Credit Losses                                                  27,764              15,034
    Reduction Attributable to Loans Sold                                              -             (17,090)
    Net Charge Offs                                                              (3,913)             (2,147)
                                                                      ------------------   -----------------
    Balance, End of Period                                                   $   48,628          $    6,153
                                                                      ==================   =================
    Allowance as a Percent of Period End Balances                                 26.7%               18.5%
                                                                      ==================   =================
    Charge off Activity:
    Principal Balances                                                       $    5,155          $    3,197
    Recoveries, Net                                                              (1,242)             (1,050)
                                                                      ------------------   -----------------
    Net Charge Offs                                                          $   (3,913)         $   (2,147)
                                                                      ==================   =================
    Net Charge Offs as a Percent of Average Principal Outstanding                  11.4%               13.1%
                                                                      ==================   =================
    Average Principal Balance Outstanding                                    $  137,669          $   65,567
                                                                      ==================   =================

    The Allowance on contracts from dealership operations was 26.7% of the outstanding principal balances as of March 31, 1999 and 18.5% of outstanding principal balances as of March 31, 1998. The increase is due to the change in the structure to securitized borrowings, which resulted in us retaining the securitized loans from our fourth quarter securitization on balance sheet. We increased the provision for credit losses to 27% of the principal balance for loans originated beginning in the fourth quarter of 1998 as we intend to hold the balance sheet portfolio for investment and not for sale.

    The Allowance on contracts from non-dealership operations was 3.5% of the outstanding principal balances as of March 31, 1999 and 2.9% of outstanding principal balances as of March 31, 1998. In addition, our non-dealership operations held non-refundable discounts and security deposits from third party dealers totaling $22.3 million, which represented 32.2% of outstanding principal balances as of March 31, 1999. Our non-dealership operations held non-refundable discounts and security deposits from third party dealers totaling $9.1 million, which represented 27.6% of the outstanding principal balances as of March 31, 1998.

    Even though a contract is charged off, we continue to attempt to collect the contract. Recoveries as a percentage of principal balances charged off from dealership operations averaged 24.1% for the three months ended March 31, 1999 compared to 32.8% for the three months ended March 31, 1998. Recoveries as a percentage of principal balances charged off from non-dealership operations averaged 52.4% for the year three months ended March 31, 1999 compared to 29.7% for the three months ended March 31, 1998.

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

    The following table sets forth as of April 30, 1999, the cumulative net charge offs as a percentage of original contract cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customers before charge off. The table also shows the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).


                                    POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S ORIGINAL
                                                   AGGREGATE PRINCIPAL BALANCE

                                        Monthly Payments Completed by Customer Before Charge Off
                                  -----------------------------------------------------------------------

                             Orig.        0        3          6         12        18        24        TLI       Reduced
                          ------------  ------  ---------  --------  ---------  --------  --------  ---------  ----------
      1994:
      1st Quarter            $  6,305    3.4%      10.0%     13.4%      17.9%     20.3%     20.9%      21.0%      100.0%
      2nd Quarter            $  5,664    2.8%      10.4%     14.1%      19.6%     21.5%     22.0%      22.1%      100.0%
      3rd Quarter            $  6,130    2.8%       8.1%     12.0%      16.3%     18.2%     19.1%      19.2%      100.0%
      4th Quarter            $  5,490    2.4%       7.6%     11.2%      16.4%     19.3%     20.2%      20.3%      100.0%
      1995:
      1st Quarter            $  8,191    1.6%       9.1%     14.7%      20.4%     22.7%     23.6%      23.8%      100.0%
      2nd Quarter            $  9,846    2.0%       8.5%     13.3%      18.1%     20.7%     22.2%      22.6%       99.9%
      3rd Quarter            $ 10,106    2.5%       7.9%     12.2%      18.8%     22.2%     23.6%      24.2%       99.5%
      4th Quarter            $  8,426    1.5%       6.6%     11.7%      18.2%     22.6%     24.1%      24.7%       99.2%
      1996:
      1st Quarter            $ 13,635    1.6%       8.0%     13.7%      20.7%     24.8%     26.2%      27.1%       97.8%
      2nd Quarter            $ 13,462    2.2%       9.2%     13.4%      22.1%     26.1%     27.7%      28.9%       95.4%
      3rd Quarter            $ 11,082    1.6%       6.9%     12.5%      21.5%     25.7%     28.0%      28.5%       91.8%
      4th Quarter            $ 10,817    0.6%       8.5%     16.0%      25.0%     29.3%     31.2%      31.2%       88.5%
      1997:
      1st Quarter            $ 16,279    2.1%      10.6%     17.9%      24.6%     29.6%     30.9%      31.3%       83.8%
      2nd Quarter            $ 25,875    1.5%       9.9%     15.9%      22.8%     27.3%     27.5%      27.5%       75.9%
      3rd Quarter            $ 32,147    1.4%       8.4%     13.3%      22.6%     25.3%     26.4%      26.4%       68.7%
      4th Quarter            $ 42,529    1.5%       6.9%     12.7%      21.6%     23.4%        X       23.4%       61.8%
      1998:
      1st Quarter            $ 69,708    0.9%       6.9%     13.6%      22.0%        X          -      20.1%       53.6%
      2nd Quarter            $ 66,908    1.1%       8.1%     14.3%         X          -         -      16.9%       40.5%
      3rd Quarter            $ 71,027    1.0%       8.1%        X           -         -         -      11.7%       27.7%
      4th Quarter            $ 69,583    1.0%         X          -          -         -         -       4.7%       13.1%
      1999:
      1st Quarter            $102,733      X           -         -          -         -         -       0.3%        0.0%


    The following table sets forth the principal balances 31 to 60 days delinquent, and 61 to 90 days delinquent as a percentage of total outstanding contract principal balances from dealership operations.

                                 Retained   Securitized      Managed
                                ------------------------------------
         March 31, 1999:
         31 to 60 days               2.3%          4.9%         3.5%
         61 to 90 days               1.1%          2.8%         1.9%

         December 31, 1998:
         31 to 60 days               2.3%          5.2%         4.6%
         61 to 90 days               0.5%          2.2%         1.9%

    In accordance with our charge off policy, there are no accounts more than 90 days delinquent as of March 31, 1999 and December 31, 1998.

Securitizations--Dealership Operations

     Structure of Securitizations. In the fourth quarter of 1998 we announced that we were changing the way we structure transactions for accounting purposes under our securitization program. Through September 30, 1998, we had structured these transactions as sales for accounting purposes (Securitized Contract Sales). However, beginning in the fourth quarter of 1998, we began structuring securitizations for accounting purposes to retain the contract, and the related Securitization Note Payable on our balance sheet and recognize the income over the life of the contracts (Securitized Borrowings). This change will not affect our prior securitizations. Historically, Gains on Sale of Loans have been material to our reported revenues and net earnings. Altering the structure of these transactions so that no gain is recognized at the time of a securitization transaction will have a material effect on our reported revenues and net earnings until such time as we accumulate Finance Receivables on our balance sheet sufficient to generate interest income (net of interest, credit losses, and other expenses) equivalent to the revenues that we had historically recognized on our securitization transactions.

    Under our securitization program, we transfer the securitized Finance Receivables to our securitization subsidiaries who then assign and transfer the Finance Receivables to separate trusts for either Securitized Contract Sales or Securitized Borrowings. The trusts issue Class A certificates and subordinated Class B certificates (Residuals in Finance Receivables Sold) to the securitization subsidiaries. The securitization subsidiaries then sell the Class A certificates to the investors and retain the Class B certificates. We continue to service the securitized contracts.

    Residuals in Finance Receivables Sold. The residuals are a component of Finance Receivables and represent our retained interest (the Class B certificates) in the Finance Receivables included in our Securitized Contract Sales. We utilize a number of assumptions to determine the initial value of the Residuals in Finance Receivables Sold. The Residuals in Finance Receivables Sold represent the present value of the expected net cash flows of the securitization trusts using the out of the trust method. The net cash flows out of the trusts are the collections on the loans in the trust in excess of the Class A certificate principal and interest payment and certain other trust expenses. The assumptions used to compute the Residuals in Finance Receivables Sold include, but are not limited to:

    o charge off rates,
    o repossession recovery rates,
    o portfolio  delinquency,
    o prepayment rates, and
    o trust expenses.

    The Residuals in Finance Receivables Sold are adjusted monthly to approximate the present value of the expected remaining net cash flows out of the trusts. If actual cash flows on a securitization are below our original estimates, and those differences appear to be other than temporary in nature, we are required to revalue Residuals in Finance Receivables Sold and record a charge to earnings based upon the reduction. The cumulative net loss at origination assumption inherent in the securitization transactions we entered into in 1996 and 1997 is approximately 27.5%. For the securitizations that we completed during the nine month period ended September 30, 1998, net losses were estimated using total expected cumulative net losses at loan origination of approximately 29.0%. The remaining net charge offs in our Residuals in Finance Receivables Sold as a percentage of the remaining principal balances of securitized contracts was approximately 20.5% as of March 31, 1999, compared to 22.0% as of December 31, 1998. The balance of the Residuals in Finance Receivables sold was $28.5 million at March 31, 1999 and $33.3 million as of December 31, 1998. We classify the residuals as "held-to-maturity" securities in accordance with SFAS No. 115.

    Spread Account Requirements. We maintain a spread account under our securitization agreements. The spread account is a reserve account that would be used to repay the Class A certificates in the event collections on a particular pool of finance receivables was insufficient to make the required payments. At the time a securitization transaction is entered into, our securitization subsidiary makes an initial cash deposit into the spread account, generally equivalent to 4% of the initial underlying Finance Receivables principal balance, and pledges this cash to the spread account agent. The trustee then makes additional deposits to the spread account out of collections on the securitized receivables as necessary to maintain the spread account to a specified percentage, ranging from 6.0% to 10.5%, of the underlying Finance Receivables' principal balance. The trustee will not make distributions to the securitization subsidiaries on the Class B certificates unless:

     o    the spread account has the required balance,
     o the required periodic payments to the Class A certificate holders are current, and
     o    the trustee, servicer and other administrative costs are current.

    At March 31, 1999, we met the targeted spread account balances under our securitization agreements of $19.8 million. We also maintain spread accounts for the securitization transactions that were consummated by our discontinued operations. We had satisfied the spread account funding obligation of $3.0 million as of March 31, 1999 with respect to these securitization transactions.

    Certain financial information regarding securitizations. During the first quarter of 1998, we securitized $86.9 million in contracts, issuing $62.6 million in Class A certificates, and $24.3 million in Class B certificates. We recorded the carrying value of the related Residuals in Finance Receivables Sold at $14.7 million. We did not enter into a securitization transaction in the first quarter of 1999.

Liquidity and Capital Resources

    In recent periods, our needs for additional capital resources have increased in connection with the growth of our business. We require capital for:

     o    increases in our contract portfolio,
     o    expansion of our dealership network,
     o    our commitments under the First Merchants transaction,
     o    expansion of the Cygnet dealer program,
     o    common stock repurchases,
     o    the purchase of inventories,
     o    the purchase of property and equipment, and
     o    working capital and general corporate purposes.

    We fund our capital requirements primarily through:

     o    operating cash flow,
     o our revolving facility with General Electric Capital Corporation (GE Capital),
     o    securitization transactions,
     o    supplemental borrowings, and
     o    in the past, equity offerings.

    While to date we have met our liquidity requirements as needed, there can be no assurance that we will be able to continue to do so in the future.

Operating Cash Flow

    Net Cash Provided by Operating Activities increased by $23.6 million in the three months ended March 31, 1999 to $47.0 million compared to the three months ended March 31, 1998 of $23.4 million. The change in inventory and accounts payable and accrued expenses contributed to the increase in operating cash flow for the quarter.

     Net Cash Used in Investing Activities increased by $79.5 million to $99.9 million in the three months ended March 31, 1999 compared to $20.4 million in the three months ended March 31, 1998. The increase is primarily due to increases in Cash Used in Investing Activities from purchases of Finance Receivables, net decreases in Cash advanced under our Notes Receivable, which
were  offset  by  increased   collections  of  Finance   Receivables  and  Notes
Receivable.

     Net Cash Provided by Financing Activities increased by $32.7 million to $46.3 million in the three months ended March 31, 1999 compared to $13.6 million in the three months ended March 31, 1998. The increase is due to increases in Notes Payable, net of increases in repayments of Notes Payable and the acquisition of Treasury Stock.

Financing Resources

     Revolving Facility. The maximum commitment under our revolving credit facility with GE Capital is $125.0 million. Under the revolving facility, we may borrow:

     o up to 65.0% of the principal balance of eligible contracts originated from the sale of used cars,
     o up to 86.0% of the principal balance of eligible contracts previously originated by our branch office network,
     o the lesser of $20 million or 58% of the direct vehicle costs for eligible vehicle inventory, and
     o the lesser of $15 million or 50% of eligible contracts or loans originated under the Cygnet dealer program.

    However, an amount up to $8.0 million of the borrowing capacity under the revolving facility is not available at any time while our guarantee to the purchaser of contracts acquired from First Merchants is outstanding. The revolving facility expires in June 2000 and contains a provision that requires us to pay GE Capital a termination fee of $200,000 if we terminate the revolving facility prior to the expiration date. We secure the facility with substantially all of our assets.

    As of March 31, 1999, our borrowing capacity under the revolving facility was $97.1 million, the aggregate principal amount outstanding under the revolving facility was approximately $75.6 million, and the amount available to be borrowed under the facility was $21.5 million. The revolving facility bears interest at the 30-day LIBOR plus 3.15%, payable daily (total rate of 8.09% as of March 31, 1999).

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

    The revolving facility also provides that an event of default will occur if Mr. Ernest C. Garcia II owns less than 15.0% of our voting stock. Mr. Garcia owned approximately 32.0% of our common stock at March 31, 1999.

    In addition, we are also required to:

     o be Year 2000 compliant no later than June 30, 1999 (see discussion below under the Year 2000 Readiness Disclosure), and
     o maintain specified financial ratios, including a debt to equity ratio of 2.2 to 1 and a net worth of at least $110 million.

     Under the terms of the revolving facility, we are required to maintain an interest coverage ratio that we failed to satisfy during the three months ended March 31, 1999. We failed to meet this covenant primarily due to the reduction in earnings we recognized as a result of the change in our securitization structure. GE Capital has waived the covenant violation as of March 31, 1999. In May 1999, GE Capital amended the interest coverage ratio required by the agreement to reflect the anticipated changes in our operating results due to the change in securitization structure.

    Securitizations.  Our  securitization  program  is a  primary  source of our working capital. Since September 30, 1997, we have closed all of our securitizations with private investors through Greenwich Capital Markets, Inc. (Greenwich Capital). In March 1999, we executed a commitment letter with Greenwich Capital to act as our exclusive agent in placing up to $300 million of surety wrapped securities under our securitization program.

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

     In April 1999, we closed a securitization transaction through Greenwich Capital. Under this transaction, we securitized approximately $120 million of contracts and issued approximately $87 million of Class A certificates with an annual interest rate of 5.7%. We received approximately $87 million in cash that we used to repay our repurchase facility and pay down our revolving line of credit.

    Securitization also allows us to fix our cost of funds for a given contract portfolio. Failure to regularly engage in securitization transactions will adversely affect us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securitizations--Dealership operations" for a more complete description of our securitization program.

Supplemental Borrowings

    Verde Debt. Prior to our public offering in September 1996, we historically borrowed substantial amounts from Verde Investments, Inc. (Verde), which is owned by our Chairman and Chief Executive Officer, Ernest C. Garcia II. The Subordinated Notes Payable balances outstanding to Verde totaled $10.0 million as of March 31, 1999 and as of December 31, 1998. Under the terms of this note, we are required to make monthly payments of interest and annual payments of principal in the amount of $2.0 million. These borrowings accrue interest at an annual rate of 10.0%. Except for the debt incurred related to our exchange offer, this debt is junior to all of our other indebtedness and we may suspend interest and principal payments if we are in default on obligations to any other creditors. In July 1997, our Board of Directors approved the prepayment of the $10.0 million in subordinated debt after the earlier of the following:

    o    the completion of a debt offering,
    o the First Merchants transactions have been completed or the cash requirements for completion of the transaction are known, or
    o we either have cash in excess of our current needs or have funds available under our financing sources in excess of our current needs.

    No such prepayment has been made as of the date of filing of this Form 10-Q. Any prepayment would require the consent of certain of our lenders.

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

    We issued the debentures at a premium of approximately $3.9 million over the market value of the shares of our common stock that were exchanged for the debentures. Accordingly, the debt was recorded at $13.6 million on our balance sheet. The premium will be amortized over the life of the debentures and results in an effective annual interest rate of approximately 18.8%. We can redeem all or part of the debentures at any time, subject to the subordination provision of the debentures. The balance of the subordinated debentures was $13.8 million at March 31, 1999.

     Senior Subordinated Notes. In February 1998, we borrowed a total of $15.0 million of subordinated debt from unrelated third parties for a three year term. We pay interest on this debt quarterly at 12% per annum. This debt is:

    o senior to the Verde subordinated note (described above) and the subordinated debentures issued in our exchange offer (also described above), and
    o    subordinate to our other indebtedness.

    We issued warrants to the lenders of this debt to purchase up to 500,000 shares of our common stock at an exercise price of $10.00 per share, exercisable at any time until the later of February 2001, or when the debt is paid in full.

    In July 1998, we borrowed a total of $5.0 million in subordinated debt from unrelated third parties for a three-year term. Under the terms of the loan agreement, we were required to issue warrants to purchase 115,000 shares of our common stock by December 31, 1998 if the loan was not paid in full by that date. The warrants were to have been issued at an exercise price of 120% of the average trading price for our common stock for the 20 consecutive trading days prior to the issuance of the warrants. In the first quarter of 1999, we prepaid $3.0 million of the loans and the lenders waived their right to a proportionate amount of the warrants. We have agreed to pay the remaining $2.0 million on June 30, 1999 and we anticipate not having to issue the remaining warrants if we repay the loan by that date.

     Additional Financing. On November 12, 1998, we borrowed $15.0 million for a term of 364 days from Greenwich Capital. We pay interest on this loan at an interest rate equal to LIBOR plus 400 basis points. We secured the loan with the common stock of our securitization subsidiaries. In March 1999, we borrowed $20.0 million for a term of 278 days from Greenwich Capital. $1.5 million was used to repay the remaining balance of the $15.0 million Greenwich Capital loan. The new loan was secured by the common stock of our securitization subsidiaries. The interest rate is at LIBOR plus 500 basis points and we paid an origination fee of 100 basis points.

    On March 26, 1999, we borrowed approximately $28.9 million from Greenwich Capital under a repurchase facility with a 62% advance rate, bearing interest at 8.5%, and maturing May 31, 1999. This repurchase facility was repaid subsequent to March 31, 1999. In addition, in March 1999, we executed a commitment letter with Greenwich Capital in which, subject to satisfaction of certain conditions, Greenwich Capital agreed to provide us with a $100 million surety-wrapped warehouse line of credit at a rate equal to LIBOR plus 110 basis points.

    Debt Shelf Registration. In 1997, we registered up to $200 million of our debt securities under the Securities Act of 1933. There can be no assurance that we will be able to use this registration statement to sell debt securities, or successfully register and sell other debt securities in the future.

Capital Expenditures and Commitments

    During the three months ended March 31, 1999, we opened two new dealerships. We also have 6 more dealerships under development. The direct cost of opening a dealership is primarily a function of whether we lease a facility or construct a facility. A leased facility costs approximately $650,000 to develop, while a facility we construct costs approximately $1.7 million. In addition, we require capital to finance the portfolio that we carry on our balance sheet for each store. It takes approximately $2.2 million in cash to support a typical stabilized store portfolio with our existing 65% advance rate under our GE facility. Additionally, it takes approximately 30 months for a store portfolio to reach a stabilized level.

    On July 11, 1997, we entered into an agreement to provide debtor in possession financing to First Merchants (DIP facility). As of March 31, 1999, the maximum commitment on the DIP facility was $11.5 million and the outstanding balance on the DIP facility totaled $11.1 million. We have obligations under our debtor-in-possession credit facility. First Merchants is currently in default on the DIP facility. We have negotiated a settlement with them that will increase our funding obligation by $2.0 million, subject to satisfaction of certain conditions.

    We intend to finance the construction of new dealerships and the DIP facility financing through operating cash flows and supplemental borrowings, including amounts available under the revolving facility and the securitization program.

    Common Stock Repurchase Program. During the first quarter of 1999 we repurchased approximately 928,000 shares of our common stock for $5.2 million under our stock repurchase program. We have repurchased a total of one million shares of our common stock under the program, which is the total number of shares the Board of Directors authorized. In April 1999, our Board of Directors authorized, subject to certain conditions, a second stock repurchase program that would allow us to repurchase up to 2.5 million additional shares of our common stock. Purchases may be made depending on market conditions, share price, and other factors.

Year 2000 Readiness Disclosure

     Many older computer programs refer to years only in terms of their final two digits. Such programs may interpret the year 2000 to mean the year 1900 instead. The problem affects not only computer software, but also computer hardware and other systems containing processors and embedded chips. Business systems affected by this problem may not be able to accurately process date related information before, during or after January 1, 2000. This is commonly referred to as the Year 2000 problem. Failures of our own business systems due to the Year 2000 problem as well as those of our suppliers and business partners could materially adversely affect our business. We are in the process of addressing these issues.

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

    Remediation and Testing

    Dealership Operations. We have finished remediating the program code and underlying data and regression testing on the program code modifications for our integrated car sales and loan servicing system (CLASS System). We placed the modified program code into production in April 1999 and have begun performing future date testing on the modified code.

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

Costs

     We currently estimate that remediation and testing of our business systems will cost between $2.2 million and $2.7 million. Most of these costs will be expensed and funded by our operating line of credit. Costs to date approximate $2.0 million, including approximately $140,000 of internal payroll costs, substantially all of which have been charged to general and administrative expense. Costs incurred in the three month period ended March 31, 1999 approximated $600,000. No such costs were incurred in the comparable period in 1998. We cannot currently estimate costs associated with developing and implementing contingency measures. The scheduled completion dates and costs associated with the various components of our Year 2000 compliance program described above are estimates and are subject to change.

Accounting Matters

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about
Pensions and Other Postretirement Benefits" (SFAS No. 132) which became effective for us January 1, 1999. SFAS No. 132 establishes standards for the information that public enterprises report in annual financial statements. The adoption of SFAS No. 132 did not have a material impact on us.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which becomes effective for us July 1, 1999. We believe the adoption of SFAS No. 133 will not have a material impact on us.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Changes in Securities and Use of Proceeds.

(a)      None
(b)      None
(c)      None
(d)      Not Applicable


Item 3.  Defaults Upon Senior Securities.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and
Capital Resources -- Financing Resources

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

Item 5.  Other Information.

    In April 1999, Mr. Garcia advised our Board of Directors that during 1999 he intends to step down from his position as Chief Executive Officer of Ugly Duckling. He will remain as our Chairman of the Board. Mr. Garcia plans to transition his CEO duties to Gregory B. Sullivan, our current president and Chief Operating Officer and one of our directors, in anticipation of Mr. Sullivan being appointed as our Chief Executive Officer.

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

          Exhibit 10.1--Engagement Letter between Greenwich Capital Markets, Inc. and Registrant dated March 16, 1999 for Greenwich to Act as Placement Agent for not less than $300 Million of Securitized Loans

          Exhibit 10.2--Commitment Letter between Greenwich Capital Markets, Inc. and Registrant dated March 17, 1999 with Term Sheet for $100 Million Revolving Credit Facility

          Exhibit 10.3--$20 Million Loan agreement between Greenwich Capital Financial Products, Inc. and Registrant dated March 18, 1999

          Exhibit   10.3(a)--Stock  Pledge  Agreement  among  Greenwich  Capital
          Financial Products, Inc., Registrant, and certain related parties, dated March 18, 1999

          Exhibit 10.4 -- Amendment to the Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement between General Electric Capital Corporation and Registrant dated March 25, 1999 regarding year 2000 date change

          Exhibit 11 -- Statement regarding computation per share earnings (see note 5 of Notes to condensed consolidated Financial Statements)


          Exhibit 27 -- Financial Data Schedule

          Exhibit 99 --Statement Regarding Forward Looking Statements and Risk Factors

    (b) Reports on Form 8-K.

     During the first quarter of 1999, the Company filed one report on Form 8-K. The report on Form 8-K, dated and filed March 16, 1999, pursuant to Items 5 and 7 filed as an exhibit to the Form 8-K a press release dated March 16, 1999 titled "Ugly Duckling Corporation Announces Reclassification of Cygnet Dealer Into Continuing Operations and Anticipated First Quarter Results." After the first quarter of 1999, the Company has not filed a report on Form 8-K.

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

                           UGLY DUCKLING CORPORATION

                           /s/ STEVEN T. DARAK
                           -------------------
                           Steven T. Darak
                           Senior Vice President and
                           Chief Financial Officer
                           (Principal Financial and Accounting Officer)

Date: May 13, 1999

                                  EXHIBIT INDEX

Exhibit
Number                             Description
-------                        ------------------

10.1      Engagement  Letter  between   Greenwich  Capital  Markets,   Inc.  and
          Registrant dated March 16, 1999 for Greenwich to Act as Placement Agent for not less than $300 Million of Securitized Loans

10.2      Commitment  Letter  between   Greenwich  Capital  Markets,   Inc.  and
          Registrant dated March 17, 1999 with Term Sheet for $100 Million Revolving Credit Facility

10.3      $20  Million  Loan  agreement   between  Greenwich  Capital  Financial
          Products, Inc. and Registrant dated March 18, 1999

10.3(a) Stock Pledge Agreement among Greenwich Capital Financial Products, Inc., Registrant, and certain related parties, dated March 18, 1999

10.4 Amendment to the Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement between General Electric Capital Corporation and Registrant dated March 25, 1999 regarding year 2000 date change

11 Statement regarding computation of per share earnings (see note 5 of Notes to Condensed Consolidated Financial Statements)

27        Financial Data Schedule

99        Statement Regarding Forward Looking Statements and Risk Factors