Form 10-Q
period 1999-06-30
UGLY DUCKLING CORP
filed 1999-08-16
CIK 1012704

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1999

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

    At August 6, 1999, there were approximately 14,879,000 shares of Common Stock, $0.001 par value, outstanding.

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

                            UGLY DUCKLING CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                   Page
                              Part I. -- FINANCIAL STATEMENTS
  Item 1.  FINANCIAL STATEMENTS...........................................................................
    Condensed Consolidated Balance Sheets-- June 30, 1999 and December 31, 1998...........................           1
    Condensed Consolidated Statements of Operations-- Three and Six Months Ended June 30, 1999 and June 30, 1998     2
    Condensed Consolidated Statements of Cash Flows-- Six Months Ended June 30, 1999 and June 30, 1998....           3
    Notes to Condensed Consolidated Financial Statements..................................................           4
  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........          10
  Item 3.  MARKET RISK ...................................................................................          31

                               Part II. -- OTHER INFORMATION
  Item 1.  LEGAL PROCEEDINGS..............................................................................
                                                                                                                    32
  Item 2.  CHANGES IN SECURITIES..........................................................................          32
  Item 3.  DEFAULTS UPON SENIOR SECURITIES................................................................          32
  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................          32
  Item 5.  OTHER INFORMATION..............................................................................          32
  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................          32
  SIGNATURES..............................................................................................          34
  Exhibit 10.1  Amendment No. 4 to the Amended and Restated Motor Vehicle and Installment Contract Loan and
                    Security Agreement between General Electric Capital Corporation and Registrant dated June
                    30, 1999
  Exhibit 11    Statement regarding computation of per share earnings (see note 5 of Notes to Condensed Consolidated Financial
                    Statements)
  Exhibit 27    Financial Data Schedule
  Exhibit 99    Risk Factors


                                     ITEM 1.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                       June 30,      December 31,
                                                         1999            1998
                                                     -------------  ----------------
                                      ASSETS
Cash and Cash Equivalents                              $    1,302     $       2,751
Finance Receivables, Net                                  307,199           163,209
Notes Receivable, Net                                      21,317            28,257
Inventory                                                  37,810            44,167
Property and Equipment, Net                                34,750            32,970
Intangible Assets, Net                                     14,985            15,530
Other Assets                                               22,997            20,575
Net Assets of Discontinued Operations                      24,817            38,516
                                                     -------------  ----------------
                                                       $  465,177     $     345,975
                                                     =============  ================

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts Payable                                   $    4,892     $       2,479
    Accrued Expenses and Other Liabilities                 30,992            19,694
    Notes Payable                                         232,952           117,294
    Subordinated Notes Payable                             36,943            43,741
                                                     -------------  ----------------
Total Liabilities                                         305,779           183,208
                                                     -------------  ----------------
Stockholders' Equity:
    Common Stock                                               19                19
    Additional Paid in Capital                            173,864           173,809
    Retained Earnings                                       5,339             3,449
    Treasury Stock                                        (19,824)          (14,510)
                                                     -------------  ----------------
Total Stockholders' Equity                                159,398           162,767
                                                     -------------  ----------------
                                                       $  465,177     $     345,975
                                                     =============  ================



     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                Three and Six Months Ended June 30, 1999 and 1998
                (In thousands, except earnings per share amounts)


                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30,                          June 30,
                                                                -----------------------------     -----------------------------
                                                                   1999            1998               1999            1998
                                                                ------------   --------------     -------------   -------------

Sales of Used Cars                                                $  97,876      $    69,523        $  204,319     $   142,496
Less:
    Cost of Used Cars Sold                                           55,559           39,237           115,656          78,968
    Provision for Credit Losses                                      26,635           14,988            55,196          30,350
                                                                ------------   --------------     -------------   -------------
                                                                     15,682           15,298            33,467          33,178
                                                                ------------   --------------     -------------   -------------
Other Income:
    Interest Income                                                  20,186            6,024            34,236          12,230
    Gain on Sale of Finance Receivables                                 --             3,659               --            8,273
    Servicing and Other Income                                        7,670            9,531            17,295          13,442
                                                                ------------   --------------     -------------   -------------
                                                                     27,856           19,214            51,531          33,945
                                                                ------------   --------------     -------------   -------------
Income before Operating Expenses                                     43,538           34,512            84,998          67,123
    Operating Expenses:
    Selling and Marketing                                             5,887            4,274            12,495           9,195
    General and Administrative                                       27,022           22,567            55,381          41,353
    Depreciation and Amortization                                     2,321            1,352             4,458           2,525
                                                                ------------   --------------     -------------   -------------
                                                                     35,230           28,193            72,334          53,073
                                                                ------------   --------------     -------------   -------------
Operating Income                                                      8,308            6,319            12,664          14,050
Interest Expense                                                      5,817            1,369             9,473           2,871
                                                                ------------   --------------     -------------   -------------

Earnings before Income Taxes                                          2,491            4,950             3,191          11,179
Income Taxes                                                          1,021            2,007             1,301           4,507
                                                                ------------   --------------     -------------   -------------
Income from Continuing Operations                                     1,470            2,943             1,890           6,672

Discontinued Operations:
Loss from Operations of Discontinued Operations, net of
    income tax benefit of $492                                           --               --                --            (768)
Loss on Disposal of Discontinued Operations, net of
    income tax benefit of $3,024                                         --               --                --          (4,827)
                                                                ------------   --------------     -------------   -------------
Net Earnings                                                      $   1,470      $     2,943        $    1,890     $     1,077
                                                                ============   ==============     =============   =============
Earnings per Common Share from Continuing Operations:
    Basic                                                         $    0.10      $      0.16        $     0.12     $      0.36
                                                                ============   ==============     =============   =============
    Diluted                                                       $    0.10      $      0.16        $     0.12     $      0.35
                                                                ============   ==============     =============   =============
Net Earnings per Common Share:
    Basic                                                         $    0.10      $      0.16        $     0.12     $      0.06
                                                                ============   ==============     =============   =============
    Diluted                                                       $    0.10      $      0.16        $     0.12     $      0.06
                                                                ============   ==============     =============   =============
Shares Used in Computation:
    Basic                                                            14,940           18,590             5,292          18,570
                                                                ============   ==============     =============   =============
    Diluted                                                          15,210           18,980            15,495          18,930
                                                                ============   ==============     =============   =============

     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 1999 and 1998
                                 (In thousands)

                                                                                  1999           1998
                                                                              -------------   ------------
         Cash Flows from Operating Activities:
         Net Earnings                                                           $   1,890       $   1,077
         Adjustments to Reconcile Net Earnings to Net Cash Provided
           by Operating Activities:
           Provision for Credit Losses                                             55,196          30,350
           Gain on Sale of Finance Receivables                                         --          (8,273)
           Depreciation and Amortization                                            4,458           2,525
           Loss from Discontinued Operations                                           --           5,595
           Purchase of Finance Receivables Held for Sale                               --        (161,018)

           Increase in Deferred Income Taxes                                       (5,188)         (1,260)
           Proceeds from Sale of Finance Receivables                                   --         109,711
           Collections of Finance Receivables                                          --          26,026
           (Increase) Decrease in Inventory                                         6,357          (2,370)
           (Increase) Decrease in Other Assets                                      1,172          (3,143)
           Increase in Accounts Payable, Accrued Expenses and Other
         liabilities                                                               13,922           7,733
           Increase in Income Taxes Payable                                         2,926             703
                                                                              -------------   ------------
         Net Cash Provided by Operating Activities                                 80,733           7,656
                                                                              -------------   ------------
         Cash Flows Used in Investing Activities:
           Purchase of Finance Receivables Held for Investment                   (256,684)             --
           Collections of Finance Receivables Held for Investment                  62,148              --
           Increase in Investments Held in Trust                                   (5,983)         (7,537)
           Advances under Notes Receivable                                         (5,195)        (24,312)
           Repayments of Notes Receivable                                          12,135          26,727
           Proceeds from Disposal of Property and Equipment                            --          21,893
           Purchase of Property and Equipment                                      (5,692)        (12,759)
                                                                              -------------   ------------
         Net Cash Provided by (Used in) Investing Activities                     (199,271)          4,012
                                                                              -------------   ------------
         Cash Flows from Financing Activities:
           Additions to Notes Payable                                             199,336          30,000
           Repayment of Notes Payable                                             (84,088)        (46,631)
           Net Issuance (Repayment) of Subordinated Notes Payable                  (6,798)         13,000
           Proceeds from Issuance of Common Stock                                      55              40
           Acquisition of Treasury Stock                                           (5,314)             --
           Other, Net                                                                 199            (182)
                                                                              -------------   ------------
         Net Cash Provided by (Used in) Financing Activities                      103,390          (3,773)
                                                                              -------------   ------------
         Cash Provided by (Used in) Discontinued Operations                        13,699          (9,780)
                                                                              -------------   ------------
         Net Decrease in Cash and Cash Equivalents                                 (1,449)         (1,885)
         Cash and Cash Equivalents at Beginning of Period                           2,751           3,537
                                                                              -------------   ------------
         Cash and Cash Equivalents at End of Period                             $   1,302       $   1,652
                                                                              =============   ============
         Supplemental Statement of Cash Flows Information:
         Interest Paid                                                          $  10,180       $   2,706
                                                                              =============   ============
         Income Taxes Paid                                                      $   3,315       $   1,106
                                                                              =============   ============


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

Note 2.  Summary of Finance Receivables

    Following is a summary of our Finance Receivables, Net, as of June 30, 1999 and December 31, 1998 (in thousands):


                                                           June 30, 1999                           December 31, 1998
                                              ----------------------------------------   ---------------------------------------
                                                                Non                                       Non
                                               Dealership    Dealership                 Dealership    Dealership
                                               Operations    Operations      Total      Operations    Operations       Total
                                              ------------- ------------- ------------- ------------  ------------  ------------

Installment Sales Contract Principal Balances   $  256,645   $   77,366     $ 334,011     $  93,936     $  51,282    $  145,218
Add: Accrued Interest                                2,755          868         3,623           877           473         1,350
    Loan Origination Costs                           4,450           --         4,450         2,237            --         2,237
                                              ------------- ------------- ------------- ------------  ------------  ------------
Principal Balances, Net                            263,850       78,234       342,084        97,050        51,755       148,805
Residuals in Finance Receivables Sold               22,559        2,625        25,184        33,331         2,625        35,956
Investments Held in Trust                           35,249           --        35,249        20,564            --        20,564
                                              ------------- ------------- ------------- ------------  ------------  ------------
                                                   321,658       80,859       402,517       150,945        54,380       205,325
Allowance for Credit Losses                        (66,905)      (2,990)      (69,895)      (24,777)       (2,024)      (26,801)
Discount on Acquired Loans                              --      (25,423)      (25,423)           --       (15,315)      (15,315)
                                              ------------- ------------- ------------- ------------  ------------  ------------
Finance Receivables, Net                        $  254,753   $   52,446     $ 307,199     $ 126,168     $  37,041    $  163,209
                                              ============= ============= ============= ============  ============  ============

Classification of Principal Balances:
Finance Receivables Held for Investment         $   99,049   $   77,366     $ 176,415     $  26,852     $  51,282    $   78,134
Finance Receivables Held as Collateral for
  Securitization Notes Payable                     157,596           --       157,596        67,084            --        67,084
                                              ============= ============= ============= ============  ============  ============
Installment Sales Contract Principal Balances   $  256,645   $   77,366     $ 334,011     $  93,936     $  51,282    $  145,218
                                              ============= ============= ============= ============  ============  ============

     As of June 30, 1999 and December 31, 1998, our Residuals in Finance Receivables Sold from dealership operations were comprised of the following (in thousands):

                                                                 June 30,         December 31,
                                                                   1999               1998
                                                             -----------------  -----------------
Retained interest in subordinated securities (B
    Certificates)                                             $        33,080     $       51,243
Net interest spreads, less present value discount                      14,596             25,838
Reduction for estimated credit losses                                 (25,117)           (43,750)
                                                             -----------------  -----------------
Residuals in finance receivables sold                         $        22,559     $       33,331
                                                             =================  =================
Securitized principal balances outstanding                    $       126,945     $      198,747
                                                             =================  =================
Estimated credit losses as a % of securitized principal
  balances outstanding                                                  19.8%              22.0%
                                                             =================  =================

     The following table reflects a summary of activity for our Residuals in Finance Receivables Sold from dealership operations for the periods ended June 30, 1999 and 1998, respectively (in thousands):

                                     Three Months Ended            Six Months Ended
                                          June 30,                     June 30,
                                 ---------------------------   --------------------------
                                    1999           1998           1999          1998
                                 ------------   ------------   -----------   ------------
Balance, Beginning of Period      $   28,480     $   24,741     $  33,331     $   13,277
Additions                                 --         10,396            --         24,254
Amortization                          (5,921)        (6,719)      (10,772)        (9,113)
                                 ------------   ------------   -----------   ------------
Balance, End of Period            $   22,559     $   28,418     $  22,559     $   28,418
                                 ============   ============   ===========   ============

Note 3.  Notes Receivable

    Our Cygnet dealer program has various notes receivable from used car dealers. Under Cygnet's asset based loan program, our commitments for revolving notes receivable totaled $9.6 million at June 30, 1999.

    In July 1997, First Merchants Acceptance Corporation (First Merchants) filed for bankruptcy. Immediately subsequent to the bankruptcy filing, we executed a loan agreement to provide First Merchants with debtor in possession financing (DIP facility). The maximum commitment under the DIP facility was $11.5 million at June 30, 1999. The outstanding balance on the DIP facility totaled $11.5 million and $12.2 million at June 30, 1999 and December 31, 1998, respectively.

    Following is a summary of Notes Receivable at June 30, 1999 and December 31, 1998 (in thousands):

                                                                           June 30,        December 31,
                                                                             1999              1998
                                                                         --------------   ----------------
Notes Receivable under the asset based loan program, net of
    allowance for doubtful accounts of $103, and $500, respectively        $     7,433      $       8,311
First Merchants Debtor in Possession Note Receivable                            11,502             12,228
First Merchants Bank Group Participation                                         1,279              6,856
Other Notes Receivable                                                           1,103                862
                                                                         --------------   ----------------
Notes Receivable, Net                                                      $    21,317      $      28,257
                                                                         ==============   ================

Note 4.  Notes Payable

    The following is a summary of Notes Payable at June 30, 1999 and December 31, 1998 (in thousands):

                                                                                              June 30,       December 31,
                                                                                                1999             1998
                                                                                           ---------------- ---------------

Revolving Facility with GE Capital                                                          $      76,647    $      51,765
Securitization Notes Payable                                                                      119,325           50,607
Note Payable Collateralized by the Common Stock of our Securitization Subsidiaries                 37,500           12,234
Mortgage Loan with Finance Company                                                                     --            3,386
Others                                                                                                735              967
                                                                                           ---------------- ---------------
Subtotal                                                                                          234,207          118,959
Less:  Unamortized Loan Fees                                                                        1,255            1,665
                                                                                           ---------------- ---------------
Notes Payable                                                                               $     232,952    $     117,294
                                                                                           ================ ===============


Note 5.  Common Stock Equivalents

    Net Earnings per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding for the periods ended June 30, 1999, and 1998 as follows (in thousands, except for per share amounts):

                                                                              Three Months Ended          Six Months Ended
                                                                                   June 30,                   June 30,
                                                                          ---------------------------  ------------------------
                                                                             1999           1998          1999         1998
                                                                          ------------  -------------  -----------  -----------

Income from Continuing Operations                                          $    1,470     $    2,943     $  1,890    $   6,672
                                                                          ============  =============  ===========  ===========
Net Earnings                                                               $    1,470     $    2,943     $  1,890    $   1,077
                                                                          ============  =============  ===========  ===========
Basic EPS-Weighted Average Shares Outstanding                                  14,940         18,590       15,292       18,570
                                                                          ============  =============  ===========  ===========
Basic Earnings Per Share from:
    Continuing Operations                                                  $     0.10     $     0.16     $    0.12   $     0.36
                                                                          ============  =============  ===========  ===========
Net Earnings                                                               $     0.10     $     0.16     $    0.12   $     0.06
                                                                          ============  =============  ===========  ===========

Basic EPS-Weighted Average Shares Outstanding                                  14,940         18,590       15,292       18,570
Effect of Diluted Securities:
    Warrants                                                                       --             44           --           35
    Stock Options                                                                 270            346          203          325
                                                                          ------------  -------------  -----------  -----------
Dilutive EPS-Weighted Average Shares Outstanding                               15,210         18,980       15,495       18,930
                                                                          ============  =============  ===========  ===========
Diluted Earnings Per Share from:
    Continuing Operations                                                  $     0.10  $        0.16  $      0.12 $       0.35
                                                                          ============  =============  ===========  ===========
    Net Earnings                                                           $     0.10  $        0.16  $      0.12 $       0.06
                                                                          ============  =============  ===========  ===========
Warrants Not Included in Diluted EPS Since Antidilutive                         1,439          1,214        1,510          715
                                                                          ============  =============  ===========  ===========

Stock Options Not Included in Diluted EPS since Antidilutive                      905            571        1,035           96
                                                                          ============  =============  ===========  ===========

Note 6.  Business Segments

    We have two divisions: dealership operations and non-dealership operations. Within our divisions, we have six distinct business segments. Within the dealership operations division, the segments consist of retail car sales operations (company dealerships), the income generated from the finance receivables generated at the Ugly Duckling dealerships and corporate and other operations. Under the non-dealership operations division, the segments consist of the Cygnet dealer program, bulk purchasing and loan servicing, and corporate and other operations.

    A summary of operating activity by business segment for the periods ended June 30, 1999 and 1998 follows (in thousands):


                                             Dealership Operations                Non Dealership Operations
                                     ------------------------------------- -------------------------------------
                                                   Company
                                       Company    Dealership    Corporate     Cygnet    Cygnet Loan   Corporate
                                     Dealerships Receivables    and Other     Dealer     Servicing    and Other     Total
                                     ----------- ------------- ----------- ------------ ------------ ----------- ------------

Three months ended June 30, 1999:
Sales of Used Cars                    $  97,876   $       --    $      --   $       --   $     --     $      --   $  97,876
Less:  Cost of Used Cars Sold            55,559           --           --           --          --           --      55,559
    Provision for Credit Losses          20,131        5,658           --          846          --           --      26,635
                                     ----------- ------------- ----------- ------------ ------------ ----------- ------------
                                         22,186       (5,658)          --         (846)         --           --      15,682
                                     ----------- ------------- ----------- ------------ ------------ ----------- ------------

Interest Income                              --       15,647          109        4,114         315            1      20,186
Servicing and Other Income                    6        2,296          133           --       5,235           --       7,670
                                     ----------- ------------- ----------- ------------ ------------ ----------- ------------
Income before Operating Expenses         22,192       12,285          242        3,268       5,550            1      43,538
                                     ----------- ------------- ----------- ------------ ------------ ----------- ------------

Operating Expenses:
    Selling and Marketing                 5,864           --           --           23          --           --       5,887
    General and Administrative           11,101        4,567        4,621          974       4,986          773      27,022
    Depreciation and Amortization           859          280          537          107         370          168       2,321
                                     ----------- ------------- ----------- ------------ ------------ ----------- ------------
                                         17,824        4,847        5,158        1,104       5,356          941      35,230
                                     ----------- ------------- ----------- ------------ ------------ ----------- ------------
Operating Income (Loss)               $   4,368   $    7,438    $  (4,916)  $    2,164   $     194    $    (940)  $   8,308
                                     =========== ============= =========== ============ ============ =========== ============


Three months ended June 30, 1998:
Sales of Used Cars                    $  69,523   $       --    $      --   $       --   $      --    $      --   $  69,523
Less:  Cost of Used Cars Sold            39,237           --           --           --          --           --      39,237
    Provision for Credit Losses          14,263           10           --          715          --           --      14,988
                                     ----------- ------------- ----------- ------------ ------------ ----------- ------------
                                         16,023          (10)          --         (715)         --           --      15,298
                                     ----------- ------------- ----------- ------------ ------------ ----------- ------------

Interest Income                              --        3,506           54        2,012         452           --       6,024
Gain on Sale of Loans                        --        3,659           --           --          --           --       3,659
Servicing and Other Income                   17        4,015           56           --       5,443           --       9,531
                                     ----------- ------------- ----------- ------------ ------------ ----------- ------------
Income before Operating Expenses         16,040       11,170          110        1,297       5,895           --      34,512
                                     ----------- ------------- ----------- ------------ ------------ ----------- ------------

Operating Expenses:
    Selling and Marketing                 4,218           --           --           44          12           --       4,274
    General and Administrative            9,329        4,279        3,456          593       4,203          707      22,567
    Depreciation and Amortization           615          311          249           23         154           --       1,352
                                     ----------- ------------- ----------- ------------ ------------ ----------- ------------
                                         14,162        4,590        3,705          660       4,369          707      28,193
                                     ----------- ------------- ----------- ------------ ------------ ----------- ------------
Operating Income (Loss)               $   1,878   $    6,580    $  (3,595)  $      637   $   1,526    $    (707)  $   6,319
                                     =========== ============= =========== ============ ============ =========== ============

                                            Dealership Operations               Non Dealership Operations
                                     ------------------------------------ ---------------------------------------
                                                   Company
                                      Company    Dealership   Corporate      Cygnet     Cygnet Loan  Corporate
                                     Dealerships Receivables  and Other      Dealer      Servicing   and Other      Total
                                     ----------- ------------ -----------  ------------ ------------ ----------- ------------
  Six months ended June 30, 1999:
  Sales of Used Cars                  $ 204,319   $       --   $      --    $       --   $       --   $      --    $204,319
  Less: Cost of Used Cars Sold          115,656           --          --            --           --          --     115,656
  Provision for Credit Losses            42,024       11,529          --         1,643           --          --      55,196
                                     ----------- ------------ -----------  ------------ ------------ ----------- ------------
                                         46,639      (11,529)         --        (1,643)          --          --      33,467
                                     ----------- ------------ -----------  ------------ ------------ ----------- ------------

  Interest Income                            --       25,959         170         7,478          627           2      34,236
  Servicing and Other Income                 13        5,178         178            --       11,926          --      17,295
                                     ----------- ------------ -----------  ------------ ------------ ----------- ------------
  Income before Operating Expenses       46,652       19,608         348         5,835       12,553           2      84,998
                                     ----------- ------------ -----------  ------------ ------------ ----------- ------------

  Operating Expenses:
    Selling and Marketing                12,433           --          --            59            3          --      12,495
    General and Administrative           22,010        9,150       9,959         1,937       10,807       1,518      55,381
    Depreciation and Amortization         1,653          562       1,058           185          692         308       4,458
                                     ----------- ------------ -----------  ------------ ------------ ----------- ------------
                                         36,096        9,712      11,017         2,181       11,502       1,826      72,334
                                     ----------- ------------ -----------  ------------ ------------ ----------- ------------
  Operating Income (Loss)             $  10,556   $    9,896   $ (10,669)   $    3,654   $    1,051   $  (1,824)   $ 12,664
                                     =========== ============ ===========  ============ ============ =========== ============


  Six months ended June 30, 1998:
  Sales of Used Cars                  $ 142,496   $       --   $      --    $       --   $       --   $      --    $142,496
  Less: Cost of Used Cars Sold           78,968           --          --            --           --          --      78,968
  Provision for Credit Losses            29,297           10          --         1,043           --          --      30,350
                                     ----------- ------------ -----------  ------------ ------------ ----------- ------------
                                         34,231          (10)         --        (1,043)          --          --      33,178
                                     ----------- ------------ -----------  ------------ ------------ ----------- ------------

  Interest Income                            --        7,323         118         3,610        1,179          --      12,230
  Gain on Sale of Loans                      --        8,273          --            --           --          --       8,273
  Servicing and Other Income                 58        7,839         102            --        5,443          --      13,442
                                     ----------- ------------ -----------  ------------ ------------ ----------- ------------
  Income before Operating Expenses       34,289       23,425         220         2,567        6,622          --      67,123
                                     ----------- ------------ -----------  ------------ ------------ ----------- ------------

  Operating Expenses:
    Selling and Marketing                 9,096           --          --            87           12          --       9,195
    General and Administrative           19,835        8,834       6,075         1,108        4,203       1,298      41,353
    Depreciation and Amortization         1,228          648         450            45          154          --       2,525
                                     ----------- ------------ -----------  ------------ ------------ ----------- ------------
                                         30,159        9,482       6,525         1,240        4,369       1,298      53,073
                                     ----------- ------------ -----------  ------------ ------------ ----------- ------------
  Operating Income (Loss)             $   4,130   $   13,943   $  (6,305)   $    1,327   $    2,253   $  (1,298)   $ 14,050
                                     =========== ============ ===========  ============ ============ =========== ============


Note 7.  Discontinued Operations

    In February 1998, we announced our intention to close our branch office network, through which we purchased retail installment contracts from third party dealers, and exit this line of business. We completed the branch office closure as of March 31, 1998. As a result of the branch office network closure, we reclassified the results of operations of the branch office network in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations to discontinued operations.

    The components of Net Assets of Discontinued Operations as of June 30, 1999 and December 31, 1998 follow (in thousands):

                                                      June 30,       December 31,
                                                        1999             1998
                                                   ---------------- ---------------

Finance Receivables, net                              $    19,195    $      30,649
Residuals in Finance Receivables Sold                       4,503            7,875
Investments Held in Trust                                   2,638            3,665
Other Assets, net of Accounts Payable and
    Accrued Liabilities                                     1,569            2,351
Disposal Liability                                         (3,088)          (6,024)
                                                   ---------------- ---------------
Net Assets of Discontinued Operations                 $    24,817    $      38,516
                                                   ================ ===============

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

Note 9.  Certain Bankruptcy Remote Entities

    Ugly Duckling Receivables Corporation (UDRC) and Ugly Duckling Receivables Corporation II (UDRC II) (collectively referred to as Securitization Subsidiaries), are our wholly-owned special purpose "bankruptcy remote entities." Their assets, including assets classified as Discontinued Operations, include Residuals in Finance Receivables Sold and Investments Held In Trust. Total assets for UDRC and UDRC II are approximately $183.4 million and $5.3 million, respectively, at June 30, 1999. These amounts would not be available to satisfy claims of our creditors on a consolidated basis.

Note 10.  Reclassifications

    We have made certain reclassifications to previously reported information to conform to the current presentation.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

    Our Quarterly Report on Form 10-Q contains forward looking statements. We may make additional written or oral forward looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, Year 2000 readiness, and plans relating to our products or services, as well as assumptions relating to the foregoing. The words "believe," "expect," "intend," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth herein, contemplated by, or underlying the forward looking statements. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional risk factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in Exhibit 99 which is attached hereto and incorporated by reference into this Quarterly Report on Form 10-Q.

Introduction

    General. We operate the largest chain of buy here-pay here used car dealerships in the United States. We sell and finance our used vehicles to customers within the sub-prime segment of the used car market. Our customers typically have limited credit histories, low incomes or past credit problems. At June 30, 1999, we operated 59 dealerships located in several large markets, including Los Angeles, Atlanta, Tampa, San Antonio, Phoenix and Dallas.

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

    Below is a summary of our businesses by division and their related segments:

    [Organizational Chart of Business Segments]


    The chart above shows Ugly Duckling with two operating divisions. Dealership operations is the first division. Dealership operations has three distinct segments. Retail sales is its first segment. This is the segment that operates our chain of Ugly Duckling Car Sales dealerships. Portfolio and loan servicing is the second segment of dealership operations. This segment holds and services the loan portfolios originated or acquired by our dealership operations. Finally, dealership operations has an administration segment that provides corporate administration to the division. Our non-dealership operations division also contains three segments. The first non-dealership operations segment is the bulk purchasing/loan servicing segment. In this segment, we acquire loan portfolios in bulk from third parties and provide loan servicing for third parties. The second segment of non-dealership operations is the Cygnet dealer program under which we provide various credit facilities to independent used car dealers. Finally, the non-dealership operations also have an administration segment that provides corporate administration to the non-dealership operations. Last, the chart shows our discontinued operations, which contains our branch office network that we closed in February 1998 and the loans we acquired through that network.

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

     In the first quarter of 1999, we opened one dealership in the Dallas market and one in the Tampa market. In the second quarter of 1999, we added a dealership in the Los Angeles market, which brought our total number of dealerships to 59.

     The following table summarizes the number of stores we had in operation by major market as of June 30, 1999, and each of the last three years ended December 31, 1998, 1997, and 1996:

                               Number of Stores by Market
                        -------------------------------------------
                         June 30,             December 31,
                        ----------  -------------------------------
                           1999        1998       1997       1996
                        ----------  ---------  ---------  ---------
        Phoenix                  9          9          7          5
        San Antonio              9          9          7         --
        Atlanta                  9          9          5         --
        Los Angeles              9          8          6         --
        Tampa                    9          8          5         --
        Dallas                   7          6          3         --
        Tucson                   3          3          3          3
        Albuquerque              3          3          2         --
        Las Vegas                1          1          1         --
        Miami                   --         --          2         --
                         ----------  ---------  ---------  ---------
                                59         56         41          8
                         ==========  =========  =========  =========

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

    Bulk Purchasing and Loan Servicing Operations. We have entered into several large servicing and/or bulk purchasing transactions involving third party dealer contract portfolios. Under these transactions, we have acquired loan portfolios or participation interests in loan portfolios that we also service. During the second quarter of 1999, we closed our loan servicing facility in Nashville, Tennessee, and consolidated our non-dealership loan servicing operations into our two remaining facilities, which are located in Aurora, Colorado and Plano, Texas.

    In April 1998, we announced that our Board of Directors had directed our management team to separate our dealership operations and non-dealership operations into separate, publicly held companies. Our stockholders approved a proposal to split-up the company through a rights offering at the annual stockholders meeting held in August 1998. Due to a lack of stockholder interest, however, we canceled the rights offering. In the first quarter of 1999, we reclassified the Cygnet dealer program and bulk purchasing and loan servicing operations into continuing operations for all periods presented in this quarterly report.

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

    In the following discussion and analysis, we explain the general financial condition and the results of operations of Ugly Duckling and its subsidiaries. In particular, we analyze and explain the changes in the results of operations of our various business segments for the quarter and six month periods ended June 30, 1999 compared to the quarter and six month periods ended June 30, 1998.

   Results of Operations for the Three Months Ended June 30, 1999 and 1998

    Income items in our Statement of Operations consist of:
    o  Sales of Used Cars
             less Cost of Used Cars Sold
             less Provision for Credit Losses
    o  Interest Income
    o  Gain on Sale of Loans
    o  Servicing and Other Income

Sales of Used Cars and Cost of Used Cars Sold

                                           Three Months Ended
                                                June 30,
                                         (Dollars in Thousands)
                                       ---------------------------
                                          1999            1998
                                       ------------    -----------
           Used Cars Sold (Units)           11,416          8,631
                                       ============    ===========

           Sales of Used Cars            $  97,876      $  69,523
           Cost of Used Cars Sold           55,559         39,237
                                       ------------    -----------
           Gross Margin                  $  42,317      $  30,286
                                       ============    ===========

           Gross Margin %                    43.2%          43.6%
                                       ============    ===========

           Per Unit Sold:
           Sales of Used Cars            $   8,574      $   8,055
           Cost of Used Cars Sold            4,867          4,546
                                       ------------    -----------
           Gross Margin                  $   3,707      $   3,509
                                       ============    ===========

    The number of cars we sold (units) increased by 32.3% for the three months ended June 30, 1999 over the same period in 1998. Same store unit sales for the three months ended June 30, 1999 increased 3.3% compared to the three month period ended June 30, 1998. The increase in our same store unit sales was primarily a result of the maturation of stores purchased or opened in late 1997. We anticipate future revenue growth will come from increasing the number of our dealerships and not from higher sales volumes at existing dealerships.

    Our Used Car Sales revenues increased by 40.8% for the three months ended June 30, 1999 over the same period ended June 30, 1998. The growth for this period reflects increases in the number of dealerships in operation and the average unit sales price. The Cost of Used Cars Sold increased by 41.6% for the three months ended June 30, 1999 over the same period ended June 30, 1998. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) increased by 39.7% for the three months ended June 30, 1999 over the same period ended June 30, 1998. The gross margin per car sold for the second quarter of 1999 is comparable to the second quarter of 1998.

    Our average sales price per car increased by 6.4% for the three months ended June 30, 1999 over the three months ended June 30, 1998. The increase in the average sales price was necessary to offset the increase in the Cost of Used Cars Sold. On a per unit basis, the Cost of Used Cars Sold increased by 7.0% for the three months ended June 30, 1999 over the three months ended June 30, 1998. The increase in our average cost per used car sold is primarily due to an increase in the direct cost of the cars we sell.

Provision for Credit Losses

    We record provisions for credit losses in our dealership operations and our non-dealership operations.

    Dealership Operations. Following is a summary of the Provision for Credit Losses from our dealership operations:

                                                       Three Months Ended
                                                            June 30,
                                                    --------------------------
                                                       1999          1998
                                                    ------------  ------------
   Provision for Credit Losses (in thousands)        $   25,789    $   14,273
                                                    ============  ============
   Provision per contract originated                 $    2,275    $    1,676
                                                    ============  ============
   Provision as a percentage of
      principal balances originated                       26.9%         21.3%
                                                    ============  ============

    The Provision for Credit Losses in our dealership operations increased by 80.7% in the three months ended June 30, 1999 over the three months ended June 30, 1998. The Provision for Credit Losses per unit originated at our dealerships increased by $599 or 35.7% in the three months ended June 30, 1999 over the three months ended June 30, 1998. When we changed how we structure securitizations for accounting purposes in the fourth quarter of 1998, we also changed the timing of providing for credit losses. For periods prior to the fourth quarter of 1998, we generally provided a Provision for Credit Losses of approximately 21% of the loan principal balance at the time of origination to record the loan at the lower of cost or market. However, as a consequence of our revised securitization structure, we will now be retaining securitized loans on our balance sheet for accounting purposes and recognizing income over the life of the contracts. We record a provision for credit losses of approximately 27% of the principal balance at the time of origination.

    Non-Dealership Operations. The provision for credit losses in our non-dealership operations increased by 18.3% to $846,000 in the three months ended June 30, 1999 from $715,000 in the three months ended June 30, 1998. The increase was primarily due to the significant increase in loans under the Cygnet dealer program.

    See also "Allowance for Credit Losses" below.

Interest Income

    We generate Interest Income from both our dealership operations and our non-dealership operations.

    Dealership Operations. Interest Income consists primarily of interest on finance receivables from our dealership sales and income from Residuals in
Finance Receivables Sold from our securitization transactions that were structured as sale transactions for accounting purposes (Securitized Contract Sales). Interest Income increased by 342.6% to $15.8 million for the three months ended June 30, 1999 from $3.6 million for the three months ended June 30, 1998. The increase was primarily due to the increase in the average finance receivables retained on our balance sheet. Because we structured most of our securitizations to recognize income as sales for accounting purposes prior to 1999, there were fewer receivables retained on our balance sheet and Interest Income was lower in these periods. See "Securitizations-Dealership Operations" below for additional discussion of our securitization transactions and our on balance sheet portfolio.

    A primary element of our sales strategy is to provide financing to our customers, almost all of whom are sub-prime borrowers. As summarized in the following table, we continue to increase the percentage of sales revenue financed, and the number of units sold and financed.

                                                     Three Months Ended
                                                          June 30,
                                                    ---------------------
                                                      1999        1998
                                                    ---------   ---------
             Percentage of sales revenue financed    97.8%       96.2%

             Percentage of sales units financed      99.3%       98.7%


    The average effective yield on finance receivables from our dealerships was approximately 26.3% for the three months ended June 30, 1999 and 25.3% for the three months ended June 30, 1998. Our policy is to charge 29.9% per year on our dealership contracts. However, in those states that impose interest rate limits, such as Texas and Florida, we charge the maximum interest rate permitted.

    Non-Dealership Operations. In our non-dealership operations, we generate interest income primarily from our Cygnet dealer program and from a loan we made to First Merchants as part of its bankruptcy proceedings. Interest Income from the First Merchants transaction decreased by 30.3% to $315,000 for the three months ended June 30, 1999 from $452,000 for the three months ended June 30, 1998. Interest Income from the Cygnet dealer program increased by 104.5% to $4.1 million for the three months ended June 30, 1999 from $2.0 million for the three months ended June 30, 1998. The increase in interest income in the Cygnet dealer program reflects a significant increase in the amount of loans outstanding during the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

Gain on Sale of Loans

    Dealership Operations. The gain on sale of finance receivables we have recorded prior to the fourth quarter of 1998 was generated from securitizations that were structured as sale transactions. During the fourth quarter of 1998, we began structuring our securitization transactions as financings for accounting purposes (securitized borrowings) instead of sales transactions and, therefore, we have not recognized gains on the sale of loans from securitization transactions subsequent to the change. We recorded Gains on Sale of Loans related to securitized contract sales of zero for the three months ended June 30, 1999 and $3.7 million during the three months ended June 30, 1998. See "Securitizations-Dealership Operations" below for a summary of the structure of our securitizations.

Servicing and Other Income

    We generate Servicing and Other Income from both our dealership operations and our non-dealership operations. A summary of Servicing and Other Income follows for the three months ending June 30, 1999 and 1998 (in thousands):

                                Dealership      Non-Dealership
                                Operations       Operations         Total
                               --------------   --------------  --------------

    June 30, 1999               $      2,435      $     5,235    $      7,670
                               ==============   ==============  ==============

    June 30, 1998               $      4,088      $     5,443    $      9,531
                               ==============   ==============  ==============

    Dealership Operations. Servicing and Other Income decreased by 40.4% to $2.4 million in the three months ended June 30, 1999 compared to the $4.1 million recognized in the three months ended June 30, 1998. We service the securitized contracts that were included in the Securitized Contract Sales transactions for monthly fees ranging from .25% to .33% of the beginning of month principal balances (3.0% to 4.0% per year). We do not, however, recognize service fee income on the contracts included in our Securitized Borrowings. The significant decrease in Servicing and Other Income is primarily due to the decrease in the principal balance of (1) contracts being serviced under the previous securitization structure and (2) a portfolio we service on behalf of a third party. We anticipate that our future Servicing and Other Income will continue to decline as the principal balance of the contracts serviced under the Securitized Contract Sales agreements and the third party portfolio continues to decrease.

    Non-Dealership Operations. Our Servicing and Other Income decreased 3.8% to $5.2 million in the three months ended June 30, 1999 compared to the $5.4 million recognized in the three months ended June 30, 1998. Our servicing fee is generally a percentage of the portfolio balance (generally 3.25% to 4.0% per year) with a minimum fee per loan serviced (generally $14 to $17 per month). The decrease in our Servicing and Other income is due to an approximately $200,000 decrease in service fees earned by our loan servicing operations. Our service fee income is tied to the contract principal dollars and units that we service and will continue to decline, subject to the incentive compensation discussed below, unless we increase the number and amount of contracts we are servicing. We have not entered into any loan servicing agreements thus far in 1999 and expect that our service fee income will continue to decline as the principal balances of the portfolios that we are currently servicing decrease. We did not recognize any servicing income in the first quarter 1998, as we did not begin servicing loans in our non-dealership operations until April 1998.

    Our non-dealership operations have entered into servicing agreements with two companies that have filed and subsequently emerged from bankruptcy and continue to operate under their approved plans of reorganization. Under the terms of the respective servicing agreements and approved plans of reorganization, once certain creditors of the bankrupt companies have been paid in full, we are entitled to certain incentive compensation in excess of the servicing fees that we have earned to date. As of June 30, 1999, we estimate that the total incentive compensation from both agreements could range from $0 to $8.0 million. We have not accrued any fee income from these incentives as an amount is not determinable at this time

Income before Operating Expenses

    As a result of our continued expansion, Income before Operating Expenses grew by 26.2% to $43.5 million for the three months ended June 30, 1999 from $34.5 million for the three months ended June 30, 1998. Growth of Sales of Used Cars and Interest Income, were the primary contributors to the increase.

Operating Expenses

    Operating Expenses consist of:

    o  Selling and Marketing Expenses,
    o  General and Administrative Expenses, and
    o  Depreciation and Amortization.

    A summary of operating expenses for our business segments for the three months ended June 30, 1999 and 1998 follows (in thousands):

                                    Dealership Operations                Non-Dealership Operations
                              ---------------------------------   -----------------------------------------
                                             Company
                                Company    Dealership   Corporate       Cygnet   Cygnet Loan   Corporate
                              Dealerships Receivables  and Other        Dealer     Servicing   and Other         Total
                              -----------  ----------  ------------  -----------  ----------  -----------  ---------------
1999:
Selling and Marketing          $   5,864     $     --   $       --     $      23    $     --    $      --        $  5,887
General and Administrative        11,101        4,567        4,621           974       4,986          773          27,022
Depreciation and Amortization        859          280          537           107         370          168           2,321
                              -----------  ----------  ------------  -----------  ----------  -----------  ---------------
                               $  17,824     $  4,847   $    5,158     $   1,104    $  5,356    $     941        $ 35,230
                              ===========  =========== ============   =========== ============ ===========     ===========
1998:
Selling and Marketing          $   4,218     $     --   $       --     $      44    $     12    $      --        $  4,274
General and Administrative         9,329        4,279        3,456           593       4,203          707          22,567
Depreciation and Amortization        615          311          249            23         154           --           1,352
                              -----------  ----------  ------------  -----------  ----------  -----------  ---------------
                               $  14,162     $  4,590   $    3,705     $     660    $  4,369    $     707        $ 28,193
                              ===========  =========== ============   =========== ============ ===========     ===========


    Selling and Marketing Expenses. A summary of Selling and Marketing Expense for the three months ended June 30, 1999 and 1998 as a percentage of Sales of Used Cars and Selling and Marketing Expense per car sold from our company dealership segment follows:

                                                       1999        1998
                                                    ----------   ---------
       Selling and Marketing Expense as a
       Percentage of Sales of Used Cars                6.0%        6.1%

       Selling and Marketing Expense
       per Car Sold                                   $ 514       $ 489

    For the three months ended June 30, 1999 and 1998, Selling and Marketing Expenses consisted almost entirely of advertising costs and commissions relating to our dealership operations. Total Selling and Marketing Expenses increased by 37.7% to $5.9 million for the three months ended June 30, 1999 from $4.3 million for the three months ended June 30, 1998. Selling and Marketing Expense as a percentage of Sales of Used Cars is comparable for the three months ended June 30, 1999 and 1998. Selling and Marketing Expense per car sold increased due to an increase in advertising expenditures for the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

    General and Administrative Expenses. A summary of General and Administrative Expenses as a percentage of Sales of Used Cars ad General and Administrative Expenses per car sold from our company dealership segment follows:

                                                1999             1998
                                              -----------     ----------
General and Administrative Expense
     as a Percentage of Used Car Sales          11.3%            13.4%

General and Administrative Expense
     per Car Sold                            $    972         $  1,081

    For the three months ended June 30, 1999 total General and Administrative Expenses increased by 19.7% to $27.0 million from $22.6 million for the three months ended June 30, 1998. The increase in General and Administrative Expenses was primarily a result of the addition of new dealerships, our bulk purchasing and loan servicing operations, the expansion of infrastructure to administer the increased number of used car dealerships in operation, and the growth of the Cygnet dealer program.

     Depreciation and Amortization. Depreciation and Amortization consists of depreciation and amortization on our property and equipment and amortization of goodwill and trademarks. Depreciation and amortization increased by 71.9% to $2.3 million for the three months ended June 30, 1999 from $1.4 million for the three months ended June 30, 1998. The increase in 1999 was primarily due to depreciation on an increased dealership base, depreciation from our non-dealership operations, and an increase in software amortization of our investment in our integrated car sales and loan servicing system.

Interest Expense

    Interest expense increased by 325.0% to $5.8 million for the three months ended June 30, 1999 from $1.4 million for the three months ended June 30, 1998. The increase in the second quarter of 1999 was primarily due to increased borrowings under our Securitization Notes Payable, Notes Payable and Subordinated Notes Payable. The increased borrowings were used primarily to fund the increases in Finance Receivables.

Income Taxes

    Income taxes totaled $1.0 million for the three months ended June 30, 1999, and $2.0 million for the three months ended June 30, 1998. Our effective tax rate was 41.0% for the three months ended June 30, 1999 and 40.5% for the three months ended June 30, 1998.

Results of Operations for the Six Months Ended June 30, 1999 and 1998

Sales of Used Cars and Cost of Used Cars Sold

                                           Six Months Ended
                                               June 30,
                                        (Dollars in Thousands)
                                    -------------------------------
                                        1999             1998
                                    -------------    --------------

        Used Cars Sold (Units)            24,170            18,070
                                    =============    ==============

        Sales of Used Cars            $  204,319       $   142,496
        Cost of Used Cars Sold           115,656            78,968
                                    -------------    --------------
        Gross Margin                  $   88,663       $    63,528
                                    =============    ==============

        Gross Margin %                     43.4%             44.6%
                                    =============    ==============
        Per Unit Sold:
        Sales of Used Cars            $    8,453       $     7,886
        Cost of Used Cars Sold             4,785             4,370
                                    -------------    --------------

        Gross Margin                  $    3,668       $     3,516
                                    =============    ==============

    The number of cars we sold (units) increased by 33.8% for the six months ended June 30, 1999 over the same period in 1998. Same store unit sales for the six months ended June 30, 1999 increased 24.7% compared to the six month period ended June 30, 1998. The increase in our same store unit sales was primarily a result of the maturation of stores purchased or opened in late 1997. We anticipate future revenue growth will come from increasing the number of our dealerships and not from higher sales volumes at existing dealerships.

    Our Used Car Sales revenues increased by 43.4% for the six months ended June 30, 1999 over the same period ended June 30, 1998. The growth for this period reflects increases in the number of dealerships in operation and the average unit sales price. The Cost of Used Cars Sold increased by 46.5% for the six months ended June 30, 1999 over the same period ended June 30, 1998. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) increased by 39.6% for the six months ended June 30, 1999 over the same period ended June 30, 1998. The gross margin per car sold for the six months ended June 30, 1999 is comparable to the six months ended June 30, 1998.

    Our average sales price per car increased by 7.2% for the six months ended June 30, 1999 over the six months ended June 30, 1998. The increase in the average sales price was necessary to offset the increase in the Cost of Used Cars Sold. On a per unit basis, the Cost of Used Cars Sold increased by 9.5% for the six months ended June 30, 1999 over the six months ended June 30, 1998. The increase in our average cost per used car sold is primarily due to an increase in the direct cost of the cars we sell.

Provision for Credit Losses

    We record provisions for credit losses in our dealership operations and our non-dealership operations.

    Dealership Operations. Following is a summary of the Provision for Credit Losses from our dealership operations:

                                                      Six Months Ended
                                                          June 30,
                                                 ---------------------------

                                                     1999          1998
                                                 -------------  ------------

  Provision for Credit Losses (in thousands)      $   53,553      $  29,307
                                                 =============  ============
  Provision per contract originated               $    2,234      $   1,641
                                                 =============  ============
  Provision as a percentage of
     principal balances originated                      26.9%         21.5%
                                                 =============  ============

    The Provision for Credit Losses in our dealership operations increased by 82.7% in the six months ended June 30, 1999 over the six months ended June 30, 1998. The Provision for Credit Losses per unit originated at our dealerships increased by $593 or 36.1% in the six months ended June 30, 1999 over the six months ended June 30, 1998. The increase is primarily a result of the change in how we structure securitizations for accounting purposes.

    Non-Dealership Operations. The provision for credit losses in our non-dealership operations increased by 57.5% to $1.6 million in the six months ended June 30, 1999 from $1.0 million in the six months ended June 30, 1998. The increase was primarily due to the significant increase in loans under the Cygnet dealer program.

    See also "Allowance for Credit Losses" below.

Interest Income

    We generate Interest Income from both our dealership operations and our non-dealership operations.

    Dealership Operations. Interest Income consists primarily of interest on finance receivables from our dealership sales and income from Residuals in Finance Receivables Sold from our Securitized Contract Sales. Interest Income increased by 251.2% to $26.1 million for the six months ended June 30, 1999 from $7.4 million for the six months ended June 30, 1998. The increase was primarily due to the increase in the average finance receivables retained on our balance sheet. Because we structured most of our securitizations to recognize income as sales for accounting purposes prior to 1999, there were fewer receivables retained on our balance sheet and Interest Income was lower in these periods. See "Securitizations-Dealership Operations" below for additional discussion of our securitization transactions and our on balance sheet portfolio.

    A primary element of our sales strategy is to provide financing to our customers, almost all of whom are sub-prime borrowers. As summarized in the following table, we continue to increase the percentage of sales revenue financed, and the number of units sold and financed.

                                                    Six Months Ended
                                                        June 30,
                                           ----------------------------------
                                                1999                 1998
                                           ---------------      -------------
Percentage of sales revenue financed           97.3%                95.9%

Percentage of sales units financed             99.2%                98.8%


     The average effective yield on finance receivables from our dealerships was approximately 26.3% for the six months ended June 30, 1999 and 25.7% for the six months ended June 30, 1998.

    Non-Dealership Operations. Interest Income from the First Merchants transaction decreased by 46.8% to $627,000 for the six months ended June 30, 1999 from $1.2 million for the six months ended June 30, 1998. Interest Income from the Cygnet dealer program increased by 107.1% to $7.5 million for the six months ended June 30, 1999 from $3.6 million for the six months ended June 30, 1998. The increase in interest income in the Cygnet dealer program reflects a significant increase in the amount of loans outstanding during the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

Gain on Sale of Loans

    Dealership Operations. Because of the change in the way we structure our securitization transactions for accounting purposes in the fourth quarter of 1998, we no longer recognize gains on the sale of loans from securitization transactions. We recorded Gains on Sale of Loans related to securitized contract sales of zero for the six months ended June 30, 1999 and $8.3 million during the six months ended June 30, 1998. See "Securitizations-Dealership Operations" below for a summary of the structure of our securitizations.

Servicing and Other Income

    We generate Servicing and Other Income from both our dealership operations and our non-dealership operations. A summary of Servicing and Other Income follows for the six months ending June 30, 1999 and 1998 (in thousands):

                             Dealership     Non-Dealership
                              Operations       Operations         Total
                            ------------- ------------------ -------------
 June 30, 1999               $     5,369     $     11,926      $  17,295
                            ============= ================== =============

 June 30, 1998               $     7,999     $      5,443      $  13,442
                            ============= ================== =============

    Dealership Operations. Servicing and Other Income decreased by 32.9% to $5.4 million in the six months ended June 30, 1999 compared to the $8.0 million recognized in the six months ended June 30, 1998. As previously noted, we anticipate that our future Servicing and Other Income will decline as the principal balance of the contracts serviced under the Securitized Contract Sales agreements and the third party portfolio will continue to decrease.

    Non-Dealership Operations. Our Service Fee and Other Income increased 119.1% to $11.9 million in the six months ended June 30, 1999 compared to the $5.4 million recognized in the six months ended June 30, 1998. Our Service Fee and Other Income increased because our non-dealership operations did not begin servicing loans until April 1998. As previously noted, we have not entered into any loan servicing agreements thus far in 1999 and expect that our service fee income will continue to decline as the principal balances of the portfolios that we are currently servicing decrease.

Income before Operating Expenses

    As a result of our continued expansion, Income before Operating Expenses grew by 26.6% to $85.0 million for the six months ended June 30, 1999 from $67.1 million for the six months ended June 30, 1998. Growth of Sales of Used Cars, Interest Income, and Servicing and Other Income were the primary contributors to the increase.

    A summary of operating expenses for our business segments for the six months ended June 30, 1999 and 1998 follows (in thousands):

                                     Dealership Operations             Non-Dealership Operations
                               ----------------------------------   ---------------------------------
                                            Company
                                 Company   Dealership   Corporate    Cygnet    Cygnet Loan  Corporate
                               Dealerships Receivables  and Other    Dealer    Servicing    and Other       Total
                               ----------  ----------  ----------   ---------   ----------  ----------   ------------
1999:
    Selling and Marketing      $   12,433   $     --   $      --     $     59    $     3     $     --     $  12,495
    General and                    22,010      9,150       9,959        1,937     10,807         1,518       55,381
Administrative
    Depreciation and                1,653        562       1,058          185        692           308        4,458
       Amortization
                               ----------  ----------  ----------   ---------   ----------  ----------   ------------
                                 $ 36,096   $  9,712   $  11,017     $  2,181    $11,502     $   1,826    $  72,334
                               ==========  ==========  ==========   =========   ==========  ==========   ============
1998:
    Selling and Marketing          $9,096   $     --   $      --     $     87    $    12     $      --    $   9,195
    General and                    19,835      8,834       6,075        1,108      4,203         1,298       41,353
Administrative
    Depreciation and                             648         450           45        154            --        2,525
       Amortization                 1,228
                               ----------  ----------  ----------   ---------   ----------  ----------   ------------
                                  $30,159   $  9,482   $   6,525     $  1,240    $ 4,369     $   1,298    $  53,073
                               ==========  ==========  ==========   ==========  ==========  ===========  ============

    Selling and Marketing Expenses. A summary of Selling and Marketing Expense for the six months ended June 30, 1999 and 1998 as a percentage of Sales of Used Cars and Selling and Marketing Expense per car sold from our company dealership segment follows:

                                                 1999        1998
                                              -----------  ----------
Selling and Marketing Expense as a
Percent of Sales of Used Cars                       6.1%        6.4%
                                              ===========  ==========

Selling and Marketing Expense
per Car Sold                                    $    514     $   503
                                              ===========  ==========

    For the six months ended June 30, 1999 and 1998, total Selling and Marketing Expenses consisted almost entirely of advertising costs and commissions relating to our dealership operations. Total Selling and Marketing Expenses increased by 35.9% to $12.5 million for the six months ended June 30, 1999 from $9.2 million for the six months ended June 30, 1998. Selling and Marketing Expense as a percentage of Sales of Used Cars and on a per unit basis is comparable for the six months ended June 30, 1999 compared to the six month period in 1998.

    General and Administrative Expenses. A summary of General and Administrative Expenses for the six months ended June 30, 1999 and 1998 as a percentage of Sales of Used Cars and General and Administrative Expenses per car sold from our Company Dealership segment follows:
                                                  1999         1998
                                               ----------   ----------
General and Administrative Expense
   as a Percentage of Used Car Sales              10.8%        13.9%

General and Administrative Expense
   per Car Sold                                $    911     $  1,098

    For the six months  ended June 30,  1999 total  General  and  Administrative
Expenses increased by 33.9% to $55.4 million from $41.4 million for the six months ended June 30, 1998. The increase in General and Administrative Expenses was primarily a result of an increase in the number of dealerships in operation, the addition of our bulk purchasing and loan servicing operations, the expansion of infrastructure to administer the increased number of used car dealerships in operation, and the growth of the Cygnet dealer program.

     Depreciation and Amortization. Depreciation and Amortization consists of depreciation and amortization on our property and equipment and amortization of goodwill and trademarks. Depreciation and amortization increased by 76.6% to $4.5 million for the six months ended June 30, 1999 from $2.5 million for the six months ended June 30, 1998. The increase in 1999 was primarily due to depreciation on an increased dealership base, depreciation from our non-dealership operations, and an increase in software amortization of our investment in our integrated car sales and loan servicing system.

Interest Expense

    Interest expense increased by 230.0% to $9.5 million for the six months ended June 30, 1999 from $2.9 million for the six months ended June 30, 1998. The increase for the six months ended June 30, 1999 was primarily due to increased borrowings under our Securitization Notes Payable, Notes Payable and Subordinated Notes Payable. The increased borrowings were used primarily to fund the increases in Finance Receivables.

Income Taxes

    Income taxes totaled $1.3 million for the six months ended June 30, 1999, and $4.5 million for the six months ended June 30, 1998. Our effective tax rate was 40.8% for the six months ended June 30, 1999 and 40.3% for the six months ended June 30, 1998.

Discontinued Operations

    We recorded a pre-tax charge to discontinued operations totaling approximately $9.1 million (approximately $5.6 million, net of income taxes) during the first quarter of 1998 related to the closure of our branch office network. In addition, we recorded a $6.0 million charge (approximately $3.6 million, net of income taxes) during the third quarter of 1998 due primarily to higher than anticipated loan losses and servicing expenses. The charges we recorded to Discontinued Operations represent the total estimated net loss we expect to realize from the branch office network closure. As a result, there was no income or loss from Discontinued Operations for the six months ended June 30, 1999.

Financial Position

     Total assets increased by 34.5% to $465.2 million at June 30, 1999 from $346.0 million at December 31, 1998. The increase was due primarily to an increase in Finance Receivables of $144.0 million to $307.2 million at June 30, 1999 from $163.2 million at December 31, 1998. Our dealership operations' Finance Receivables increased approximately $128.6 million due primarily to the change in our securitization structure, and our non-dealership operations' Finance Receivables increased approximately $15.4 million primarily as a result of growth of the Cygnet dealer program.

    We financed the increases in assets primarily through additional borrowings, represented by increases in Notes Payable. Notes Payable increased by $115.7 million to $233.0 million at June 30, 1999 from $117.3 million at December 31, 1998. The increase in our Notes Payable is attributable to an increase of $24.9 million in our revolving line of credit, which totaled approximately $76.7 million at June 30, 1999, compared to $51.8 million at December 31, 1998. Our Securitization Notes Payable increased by $68.7 million as a result of the securitization transaction we closed in April 1999. Our Note Payable Collateralized by the Common Stock of our Securitization Subsidiaries increased by $25.3 million as a result of a loan obtained from an unrelated third party in May 1999. We also repaid $3.4 million in mortgage loans from an unrelated finance company.

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

                                                Total Contracts Outstanding - Dealership Operations
                                                    (In thousands, except number of contracts)
                                                   June 30, 1999                December 31, 1998
                                            ----------------------------   -----------------------------
                                              Principal     Number of        Principal      Number of
                                               Amount       Contracts          Amount       Contracts
                                            -------------  -------------   --------------   ------------
Managed Portfolio                             $   383,596        61,661     $    292,683         49,501
Less: Portfolios Securitized and Sold             126,951        27,596          198,747         37,186
                                            --------------  ------------   --------------   ------------
   Total Retained Principal                   $   256,645        34,065     $     93,936         12,415
                                            ==============  ============   ==============   ============

    In addition to the loan  portfolio  summarized  above,  we also service loan portfolios totaling approximately $69.7 million ($27.2 million for Kars and $42.5 million from branch office originations) as of June 30, 1999 and $121.2 million ($47.9 million for Kars and $73.3 million from branch office originations) as of December 31, 1998.

                          Three Months Ending        Six Months Ending
                               June 30,                   June 30,
                        -----------------------  ---------------------------
                           1999          1998        1999          1998
                        -----------  ----------  ------------  -------------
Principal Amount         $  96,098    $  66,908   $   198,831   $   136,616
Number of Contracts         11,335        8,518        23,969        17,857
Average Principal        $   8,478    $   7,855   $     8,295   $     7,651

    Finance Receivable principal balances generated or acquired by our dealership operations during the three months period ended June 30, 1999 increased by 43.6% to $96.1 million from $66.9 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, Finance Receivables increased by 45.5% to $198.8 million from $136.6 million for the six months ended June 30, 1998. The increase in average principal financed is due to the increase in our average sales price per car sold.

     Our non-dealership operations began servicing loans on behalf of First Merchants in April 1998, and began servicing additional loan portfolios on behalf of other third parties throughout 1998. At June 30, 1999 our non-dealership bulk purchasing/loan servicing operations were servicing a total of approximately $356.3 million in finance receivables (approximately 56,000 contracts) compared to $587.3 million in finance receivables (approximately 80,000 contracts) at December 31, 1998.

    Cygnet dealer's net investment in finance receivables purchased from a third party dealer totaled approximately $10.8 million representing approximately 18.0% of Cygnet dealer's net finance receivables portfolio as of June 30, 1999. We did not have any other third party dealer loans that exceeded 10% of our Cygnet dealer finance receivable portfolio as of June 30, 1999.

Allowance for Credit Losses

    We have established an Allowance for Credit Losses (Allowance) to cover anticipated credit losses on the contracts currently in our portfolio. We established the Allowance by recording an expense through the Provision for Credit Losses.

    For Finance Receivables generated at our dealerships, our policy is to charge off a contract the earlier of:

    o  when we believe it is uncollectible, or
    o  when it is delinquent for more than 90 days.

    The following table reflects activity in the Allowance for our dealership operations, as well as information regarding charge off activity for the three and six months ended June 30, 1999 and 1998, in thousands.

                                                                         Three Months Ended               Six Months Ended
                                                                              June 30,                        June 30,
                                                                   -------------------------------  ------------------------------
                                                                       1999             1998            1999            1998
                                                                   --------------  ---------------  --------------  --------------
Allowance Activity:
Balance, Beginning of Period                                         $    48,628    $       6,153     $    24,777    $     10,356
Provision for Credit Losses                                               25,789           14,273          53,553          29,307
Reduction Attributable to Loans Sold                                          --          (13,082)             --         (30,722)
Net Charge Offs                                                           (7,512)          (1,394)        (11,425)         (2,991)
                                                                   --------------  ---------------  --------------  --------------
Balance, End of Period                                               $    66,905    $       5,950     $    66,905    $      5,950
                                                                   ==============  ===============  ==============  ==============
Allowance as a Percent of Period End Balances                              26.1%            18.5%           26.1%           18.5%
                                                                   ==============  ===============  ==============  ==============
Charge off Activity:
Principal Balances                                                   $    (9,570)   $      (2,068)    $   (14,580)   $     (4,331)
Recoveries, Net                                                            2,058              674           3,155           1,340
                                                                   --------------  ---------------  --------------  --------------
Net Charge Offs                                                      $    (7,512)   $      (1,394)    $   (11,425)  $      (2,991)
                                                                   ==============  ===============  ==============  ==============
Net Charge Offs as a Percent of Average Principal Outstanding               3.4%             2.9%            6.4%            5.0%
                                                                   ==============  ===============  ==============  ==============
Average Principal Balance Outstanding                                $   220,655    $      48,172     $   178,758    $     60,242
                                                                   ==============  ===============  ==============  ==============

    The Allowance on contracts from dealership operations was 26.1% of the outstanding principal balances as of June 30, 1999 and 26.4% of outstanding principal balances as of December 31, 1998. We changed the structure of our securitization transactions for accounting purposes in the fourth quarter of 1998, which resulted in us retaining the securitized loans from securitization transactions closed subsequent to the third quarter of 1998. We increased the provision for credit losses to approximately 27% of the principal balance for loans originated beginning in the fourth quarter of 1998 as we intend to hold the balance sheet portfolio for investment and not for sale.

    A Summary of the Allowance on contracts from non-dealership operations follows:

                                                                            Non-Dealership Operations
                                                        ------------------------------------------------------------------
                                                                   June 30,                        December 31,
                                                        -------------------------------  ---------------------------------
                                                             1999            1998             1998             1997
                                                        --------------- ---------------  ---------------  ----------------
 As Percent of Period End Balances:
      Allowance                                                   3.9%             3.2%             3.9%             3.8%
      Non-refundable discount and security deposits              32.9%            28.1%            29.9%            26.0%
                                                        --------------- ---------------  ---------------  ----------------
      Total Allowance, discount and security deposits            36.8%            31.3%            33.8%            29.8%
                                                        =============== ===============  ===============  ================

    Even though a contract is charged off, we continue to attempt to collect the contract. Recoveries as a percentage of principal balances charged off from dealership operations averaged 21.5% for the three months ended June 30, 1999 compared to 32.6% for the three months ended June 30, 1998. Such recoveries for the six month periods ended June 30, 1999 and 1998 averaged 21.6% and 30.9%, respectively. Recoveries as a percentage of principal balances charged off from non-dealership operations averaged 37.7% for the three months ended June 30, 1999 compared to 27.6% for the three months ended June 30, 1998. Such recoveries for the six month periods ended June 30, 1999 and 1998 averaged 34.7% and 29.3%, respectively.

    For Finance Receivables acquired by our non-dealership operations with recourse to the seller, our general policy is to exercise the recourse provisions in our agreements under the Cygnet dealer program when a contract is delinquent for 45 days. For contracts not purchased with recourse, our policy is similar to that for our dealership operations.

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

    The following table sets forth as of July 31, 1999, the cumulative net charge offs as a percentage of original contract cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customers before charge off. The table also shows the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).

          POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S ORIGINAL
                           AGGREGATE PRINCIPAL BALANCE

                             Monthly Payments Completed by Customer Before Charge Off
                             -----------------------------------------------------------------------

                  Orig.        0        3        6       12        18       24      TLI     Reduced
               ------------- ------  -------- -------- --------  -------  -------  -------  --------
1994:
1st Quarter     $     6,305   3.4%     10.0%    13.4%    17.9%    20.3%    20.9%    21.0%    100.0%
2nd Quarter     $     5,664   2.8%     10.4%    14.1%    19.6%    21.5%    22.0%    22.1%    100.0%
3rd Quarter     $     6,130   2.8%      8.1%    12.0%    16.3%    18.2%    19.1%    19.2%    100.0%
4th Quarter     $     5,490   2.4%      7.6%    11.2%    16.4%    19.3%    20.2%    20.3%    100.0%
1995:
1st Quarter     $     8,191   1.6%      9.1%    14.7%    20.4%    22.7%    23.6%    23.8%    100.0%
2nd Quarter     $     9,846   2.0%      8.5%    13.3%    18.1%    20.7%    22.1%    22.5%    100.0%
3rd Quarter     $    10,106   2.5%      7.9%    12.2%    18.8%    22.1%    23.5%    24.2%     99.7%
4th Quarter     $     8,426   1.5%      6.6%    11.7%    18.2%    22.5%    24.0%    24.6%     99.6%
1996:
1st Quarter     $    13,635   1.6%      8.0%    13.7%    20.6%    24.7%    26.1%    27.0%     98.9%
2nd Quarter     $    13,462   2.2%      9.2%    13.4%    22.0%    25.9%    27.6%    28.8%     97.3%
3rd Quarter     $    11,082   1.6%      6.8%    12.5%    21.3%    25.5%    27.7%    28.6%     94.9%
4th Quarter     $    10,817   0.6%      8.4%    15.9%    24.8%    29.2%    31.0%    31.7%     92.4%
1997:
1st Quarter     $    16,279   2.1%     10.5%    17.8%    24.4%    29.4%    31.8%    32.0%     88.8%
2nd Quarter     $    25,875   1.5%      9.9%    15.8%    22.7%    27.4%    29.3%    29.3%     82.3%
3rd Quarter     $    32,147   1.4%      8.4%    13.2%    22.5%    27.1%    27.7%    27.7%     75.9%
4th Quarter     $    42,529   1.4%      6.8%    12.6%    21.9%    25.3%    25.3%    25.3%     69.6%
1998:
1st Quarter     $    69,708   0.9%      6.9%    13.5%    21.1%    22.6%       --    22.6%     62.2%
2nd Quarter     $    66,908   1.1%      8.0%    14.3%    19.9%      --        --    20.0%     50.4%
3rd Quarter     $    71,027   1.0%      8.0%    13.6%      --       --        --    16.3%     39.6%
4th Quarter     $    69,583   0.9%      6.8%      --       --       --        --    10.6%     25.6%
1999:
1st Quarter     $   102,733   0.8%       --       --       --       --        --     4.5%      0.0%
2nd Quarter     $    96,098    --        --       --       --       --        --     0.5%      0.0%

    The following table sets forth the principal balances 31 to 60 days delinquent, and 61 to 90 days delinquent as a percentage of outstanding contract principal balances from dealership operations.

                                 Retained    Securitized    Managed
                                ----------   -----------   ---------
            June 30, 1999:
            31 to 60 days           3.9%         6.4%          4.7%
            61 to 90 days           2.2%         3.3%          2.6%
            December 31, 1998:
            31 to 60 days           2.3%         5.2%          4.6%
            61 to 90 days           0.5%         2.2%          1.9%

    In accordance with our charge off policy, there are no accounts more than 90 days delinquent as of June 30, 1999 and December 31, 1998.

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

    The Residuals in Finance Receivables Sold are adjusted monthly to approximate the present value of the expected remaining net cash flows out of the trusts. If actual cash flows on a securitization are below our original estimates, and those differences appear to be other than temporary in nature, we are required to revalue Residuals in Finance Receivables Sold and record a charge to earnings based upon the reduction. The cumulative net loss at origination assumption inherent in the securitization transactions we entered into in 1996 and 1997 is approximately 27.5%. For the securitizations that we completed during the nine month period ended September 30, 1998, net losses were estimated using total expected cumulative net losses at loan origination of approximately 29.0%. The remaining net charge offs in our Residuals in Finance Receivables Sold as a percentage of the remaining principal balances of securitized contracts was approximately 19.8% as of June 30, 1999, compared to 22.0% as of December 31, 1998. Because we now structure our securitization transactions to retain the Finance Receivables securitized, we will no longer be adding to our Residuals in Finance Receivables Sold. Further, the remaining
Residuals in Finance Receivables Sold that were originated under our prior method will continue to decline as the underlying loan portfolios mature. Consequently, the remaining net charge offs in our Residuals in Finance Receivables Sold as a percentage of the remaining principal balances of securitized contracts will continue to decline as the related loan portfolios mature. The balance of the Residuals in Finance Receivables sold was $22.6 million at June 30, 1999 and $33.3 million as of December 31, 1998. We classify the residuals as "held-to-maturity" securities in accordance with SFAS No. 115.

    Spread Account Requirements. We maintain a spread account under our securitization agreements. The spread account is a reserve account that would be used to repay the Class A certificates in the event collections on a particular pool of finance receivables was insufficient to make the required payments. At the time a securitization transaction is entered into, our securitization subsidiary makes an initial cash deposit into the spread account, generally equivalent to 4% to 6% of the initial underlying Finance Receivables principal balance, and pledges this cash to the spread account. The trustee then makes additional deposits to the spread account out of collections on the securitized receivables as necessary to maintain the spread account to a specified percentage, ranging from 6.0% to 10.5%, of the underlying Finance Receivables' principal balance. The trustee will not make distributions to the securitization subsidiaries on the Class B certificates unless:

    o  the spread account has the required balance,
    o the required periodic payments to the Class A certificate holders are current, and
    o  the trustee, servicer and other administrative costs are current.

    At June 30, 1999, we met the targeted spread account balances under our securitization agreements of $27.9 million. We also maintain spread accounts for the securitization transactions that were consummated by our discontinued operations. We had satisfied the spread account funding obligation of $2.6 million as of June 30, 1999 with respect to these securitization transactions.

    Certain financial information regarding securitizations. During April 1999 we closed a Securitized Borrowing transaction in which we securitized $119.7 million of contracts, issuing $87.4 million in Class A certificates. During the first two quarters of 1998, we securitized $152.9 million in contracts, issuing $110.1 million in Class A certificates, and $42.8 million in Class B certificates. We recorded the carrying value of the related Residuals in Finance Receivables Sold at $25.5 million for the first and second quarters of 1998. Due to the change in the structure of our securitization transactions, we did not record any Residuals in Finance Receivables for the securitization transaction we closed in April 1999.

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

Operating Cash Flow

    Net Cash Provided by Operating Activities increased by $73.1 million in the six months ended June 30, 1999 to $80.7 million compared to the six months ended June 30, 1998 of $7.7 million. The change in inventory and accounts payable and accrued expenses contributed to the increase in operating cash flow for the quarter. The changes in the Net Cash Provided by Operating activities and Net Cash Used in Investing Activities is largely due to a change in classification of portfolio activity related to the change in the structure of our securitization transactions. Under our old structure contracts were held for sale and, consequently, Finance Receivable purchases and related sales proceeds were considered operating activities. Under our revised structure, contracts are held for investment and such purchases are considered investing activities.

    Net Cash Used in Investing Activities increased by $203.3 million to $199.3 million in the six months ended June 30, 1999 compared to $4.0 million of Net Cash Provided by Investing Activities in the six months ended June 30, 1998. The increase is primarily due to increases in Cash Used in Investing Activities from purchases of Finance Receivables, net decreases in Cash advanced under our Notes Receivable, which were offset by increased collections of Finance Receivables and Notes Receivable.

    Net Cash Provided by Financing Activities increased by $107.2 million to $103.4 million in the six months ended June 30, 1999 compared to $3.8 million of Net Cash Used in Financing Activities in the six months ended June 30, 1998. The increase is due to increases in Notes Payable, net of increases in repayments of Notes Payable and the acquisition of Treasury Stock.

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

    As of June 30, 1999, our borrowing capacity under the revolving facility was $105.9 million, the aggregate principal amount outstanding under the revolving facility was approximately $76.6 million, and the amount available to be borrowed under the facility was $29.3 million. The revolving facility bears interest at the 30-day LIBOR plus 3.15%, payable daily (total rate of 8.06% as of June 30, 1999).

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

    The revolving facility also provides that an event of default will occur if Mr. Ernest C. Garcia II owns less than 15.0% of our voting stock. Mr. Garcia owned approximately 32.1% of our common stock at June 30, 1999.

    We were also required to be Year 2000 compliant no later than June 30, 1999 (see discussion below under the Year 2000 Readiness Disclosure), and we are also required to maintain specified financial ratios, including a debt to equity ratio of 2.2 to 1 and a net worth of at least $150 million.

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

    In April 1999, we closed a securitization transaction through Greenwich Capital. Under this transaction, we securitized approximately $119.7 million of contracts and issued approximately $87.4 million of Class A certificates with an annual interest rate of 5.7%.

    Securitization also allows us to fix our cost of funds for a given contract portfolio. Failure to regularly engage in securitization transactions will adversely affect us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securitizations--Dealership operations" for a more complete description of our securitization program.

Supplemental Borrowings

    Verde Debt. Prior to our public offering in September 1996, we historically borrowed substantial amounts from Verde Investments, Inc. (Verde), which is owned by our Chairman, Ernest C. Garcia II. The Subordinated Notes Payable balances outstanding to Verde totaled $8.0 and $10.0 million as of June 30, 1999 and as of December 31, 1998. Under the terms of this note, we are required to make monthly payments of interest and annual payments of principal in the amount of $2.0 million. These borrowings accrue interest at an annual rate of 10.0%. Except for the debt incurred related to our exchange offer, this debt is junior to all of our other indebtedness and we may suspend interest and principal payments if we are in default on obligations to any other creditors. In July 1997, our Board of Directors approved the prepayment of the total balance of the Verde subordinated debt after the earlier of the following:

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

    We issued the debentures at a premium of approximately $3.9 million over the market value of the shares of our common stock that were exchanged for the debentures. Accordingly, the debt was recorded at $13.6 million on our balance sheet. The premium will be amortized over the life of the debentures and results in an effective annual interest rate of approximately 18.8%. We can redeem all or part of the debentures at any time, subject to the subordination provision of the debentures. The balance of the subordinated debentures was $13.9 million at June 30, 1999.

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

    In July 1998, we borrowed a total of $5.0 million in subordinated debt from unrelated third parties for a three-year term. In the first quarter of 1999, we prepaid $3.0 million of the loans. We repaid the remaining $2.0 million in June 1999.

    Additional Financing. On November 12, 1998, we borrowed $15.0 million for a term of 364 days from Greenwich Capital. We pay interest on this loan at an interest rate equal to LIBOR plus 400 basis points. We secured the loan with the common stock of our securitization subsidiaries. In March 1999, we borrowed $20.0 million for a term of 278 days from Greenwich Capital. $1.5 million was used to repay the remaining balance of the $15 million Greenwich Capital loan. The new loan was secured by the common stock of our securitization subsidiaries. The interest rate is at LIBOR plus 500 basis points and we paid an origination fee of 100 basis points. We repaid this loan in the second quarter of 1999.

    On March 26, 1999, we borrowed approximately $28.9 million from Greenwich Capital under a repurchase facility with a 62% advance rate, bearing interest at 8.5%, and maturing May 31, 1999. This repurchase facility was repaid in April 1999.

    In March 1999, we executed a commitment letter with Greenwich Capital in which, subject to satisfaction of certain conditions, Greenwich Capital agreed to provide us with a $100 million surety-wrapped warehouse line of credit at a rate equal to LIBOR plus 110 basis points.

    On May 14, 1999, we borrowed approximately $38.0 million from an unrelated party for a term of three years maturing on May 1, 2001.The note calls for monthly principal payments of generally not less than $500,000 plus interest at a rate equal to LIBOR plus 550 basis points. The loan is secured by our Residuals in Finance Receivables Sold and certain Finance Receivables.

    Debt Shelf Registration. In 1997, we registered up to $200 million of our debt securities under the Securities Act of 1933. There can be no assurance that we will be able to use this registration statement to sell debt securities, or successfully register and sell other debt securities in the future.

Capital Expenditures and Commitments

    During the three months ended June 30, 1999, we opened one new dealership. We also have three additional dealerships under development. The direct cost of opening a dealership is primarily a function of whether we lease a facility or construct a facility. A leased facility costs approximately $650,000 to develop, while a facility we construct costs approximately $1.7 million. In addition, we require capital to finance the portfolio that we carry on our balance sheet for each store. It takes approximately $2.2 million in cash to support a typical stabilized store portfolio with our existing 65% advance rate under our GE facility. Additionally, it takes approximately 30 months for a store portfolio to reach a stabilized level.

    On July 11, 1997, we entered into an agreement to provide debtor in possession financing to First Merchants (DIP facility). As of June 30, 1999, the maximum commitment on the DIP facility was $11.5 million and the outstanding balance on the DIP facility totaled $11.5 million. When First Merchants defaulted on the DIP facility, we negotiated a settlement agreement with them that has increased our funding obligation by $2.0 million, subject to satisfaction of certain conditions, and in exchange for other concessions. These conditions were satisfied in August 1999 and the loan is no longer in default.

    We intend to finance the construction of new dealerships and the DIP facility financing through operating cash flows and supplemental borrowings, including amounts available under the revolving facility and the securitization program.

     Common Stock Repurchase Program. During the first quarter of 1999 we repurchased approximately 928,000 shares of our common stock for $5.2 million under our stock repurchase program. We have repurchased a total of one million shares of our common stock under the program, which is the total number of shares the Board of Directors authorized. In April 1999, our Board of Directors authorized, subject to certain conditions and lender approval, a second stock repurchase program that would allow us to repurchase up to 2.5 million additional shares of our common stock. Purchases may be made depending on market conditions, share price, and other factors. We did not repurchase any of our common stock during the second quarter of 1999.

Year 2000 Readiness Disclosure

    Many older computer programs refer to years only in terms of their final two digits. Such programs may interpret the year 2000 to mean the year 1900 instead. The problem affects not only computer software, but also computer hardware and other systems containing processors and embedded chips. Business systems affected by this problem may not be able to accurately process date related information before, during or after January 1, 2000. This is commonly referred to as the Year 2000 issue. Failures of our own business systems due to Year 2000 issues as well as those of our suppliers and business partners could materially adversely affect our business. We are in the process of addressing these issues.

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

    Remediation and Testing

    Dealership Operations. We have finished remediating the program code and underlying data, testing the remediated code modifications and have implemented these changes into operation for our integrated car sales and loan servicing system (CLASS System). We placed the modified program code into production in April 1999 and have completed performing date testing on the modified code.

    Non-Dealership Operations. Our non-dealership loan servicing operations currently utilize several loan processing and collections programs provided through third party service bureaus. Based upon certifications we have received from the software vendors, and independent testing we have performed, we believe that our loan processing and collections programs are Year 2000 compliant.

    Our Cygnet dealer program utilizes one of the same loan processing and collections programs used by our loan servicing operations. The service bureau that provides the program has written a custom module for us and has stated the custom module is Year 2000 compliant. In addition, we have performed independent Year 2000 compliance testing on the Cygnet dealer program's custom module, and believe it is year 2000 compliant.

    The remediation and testing of the critical business systems used by our dealership and non-dealership operations was completed during the second quarter of 1999.

    Assessment of Business Partners

    We have also identified critical suppliers, vendors, and other business partners and have taken steps to determine their Year 2000 readiness. These steps include interviews, questionnaires, and other types of inquiries. Because of the large number of business systems that our business partners use and their varying levels of Year 2000 readiness, it is difficult to determine how any Year 2000 issues of our business partners will affect us. We are not currently aware of any business relationships with third parties that we believe will likely result in a significant disruption of our businesses. We believe that our greatest risk is with our utility suppliers, banking and financial institution partners, and suppliers of telecommunications services, all of which are operating within the United States. Potential consequences if we, or our business partners, are not Year 2000 compliant include:

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

Contingency Plans

    We are also developing contingency plans to mitigate the risks that could occur in the event of a Year 2000 business disruption. Contingency plans may include:

    o  increasing inventory levels,
    o  securing additional financing,
    o  relocating operations to unaffected sites,
    o  vendor/supplier replacement,
    o  utilizing temporary manual or spreadsheet-based processes, or
    o  other prudent actions,

    We are currently working on updating our disaster recovery plan and formulating our Year 2000 contingency plans. We will continue to develop our contingency plans throughout the rest of the year and expect to complete them by December 31, 1999.

Costs

    We currently estimate that remediation and testing of our business systems will cost between $2.4 million and $2.7 million. Most of these costs will be expensed and funded by our operating line of credit. Costs incurred as of June 30, 1999 approximate $2.4 million, including approximately $231,000 of internal payroll costs, substantially all of which have been charged to general and administrative expense. Costs incurred in the six month period ended June 30, 1999 approximate $970,000. No such costs were incurred in the comparable period in 1998. We believe costs associated with developing and implementing contingency measures will not be material to our operating results. The scheduled completion dates and costs associated with the various components of our Year 2000 compliance program described above are estimates and are subject to change.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which becomes effective for us June 15, 2000. We believe the adoption of SFAS No. 133 will not have a material impact on us.

                                     ITEM 3.

Market Risk

    We are exposed to market risk on our financial instruments from changes in interest rates. We do not use instruments for trading purposes or to manage interest rate risk. Our earnings are substantially affected by our net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest bearing notes payable. Increases in market interest rates could have an adverse effect on profitability.

    Our financial instruments consist primarily of fixed rate finance receivables, residual interests in pools of fixed rate finance receivables, short term variable rate revolving Notes Receivable, and variable and fixed rate Notes Payable. Our finance receivables are classified as subprime loans and generally bear interest at the lower of 29.9% or the maximum interest rate allowed in states that impose interest rate limits. At June 30, 1999, the scheduled maturities on our finance receivables range from one to 52 months with a weighted average maturity of 31.3 months. The interest rates we charge our customers on finance receivables has not changed as a result of fluctuations in market interest rates, although we may increase the interest rates we charge in the future if market interest rates increase. A large component of our debt at June 30, 1999 is the Collateralized Note Payable (Class A certificates) issued under our securitization program. Issuing debt through our securitization program allows us to mitigate our interest rate risk by reducing the balance of the variable revolving line of credit and replacing it with a lower fixed rate note payable. We are subject to interest rate risk on fixed rate Notes Payable to the extent that future interest rates are higher than the interest rates on our existing Notes Payable.

    We believe that our market risk information has not changed materially from December 31, 1998.

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

Item 2.  Changes in Securities and Use of Proceeds.

(a)      None
(b)      None
(c)      None
(d)      Not Applicable

Item 3.  Defaults Upon Senior Securities.

    Under the terms of the revolving facility, we are required to maintain an interest coverage ratio that we failed to satisfy during the three months ended March 31, 1999. We failed to meet this covenant primarily due to the reduction in earnings we recognized as a result of the change in our securitization structure. GE Capital waived the covenant violation as of March 31, 1999. Subsequently, the revolving facility was amended to take into account the change in structure of our securitization transactions and as a result of this change there was no default as of June 30, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders.

    Set forth below is information concerning the sole matter submitted to a vote at Ugly Duckling's Annual Meeting of Stockholders on June 2, 1999:

     Election of Directors. Each of the following persons was elected as a director of Ugly Duckling to hold office until the 2000 Annual Meeting of Stockholders, until his successor is duly elected and qualified, or until retirement, resignation or removal: Ernest C. Garcia II, Christopher D. Jennings, John N. MacDonough, Gregory B. Sullivan, and Frank P. Willey. Each of these persons received 13,919,162 votes "for" reelection and 292,896 votes "withheld."

Item 5.  Other Information.

    On July 26, 1999, Gregory B. Sullivan, President, Chief Operating Officer and a director of Ugly Duckling, was appointed Chief Executive Officer by our Board of Directors. Mr. Sullivan replaced Ernest C. Garcia II, who remains as Chairman of the Board and our largest stockholder with over 32% of Ugly Duckling's stock.

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

        Exhibit 10.1-- Amendment No. 4 to the Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement between General Electric Capital Corporation and Registrant dated June 30, 1999

        Exhibit 11 -- Statement regarding computation of per share earnings (see note 5 of Notes to condensed consolidated Financial Statements)

        Exhibit 27 -- Financial Data Schedule

        Exhibit 99 -- Risk Factors

    (b) Reports on Form 8-K.

     During the second quarter of 1999, Ugly Duckling did not file any reports on Form 8-K. In addition, after the second quarter of 1999, Ugly Duckling has not filed any reports on Form 8-K.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               UGLY DUCKLING CORPORATION

                               /s/ STEVEN T. DARAK
                               Steven T. Darak
                               Senior Vice President and
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

Date: August 13, 1999

                                           EXHIBIT INDEX

  Exhibit
  Number                                      Description
10.1         Amendment No. 4 to the Amended and Restated Motor Vehicle and Installment
             Contract Loan and Security Agreement between General Electric Capital
             Corporation and Registrant dated June 30, 1999
11           Statement regarding computation of per share earnings (see note 5 of Notes to Condensed Consolidated Financial Statements)
27           Financial Data Schedule
99           Risk Factors