Form 10-Q/A
period 1999-06-30
UGLY DUCKLING CORP
filed 1999-10-25
CIK 1012704

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                            UGLY DUCKLING CORPORATION

                                   FORM 10-Q/A
                                (Amendment No. 1)

                                TABLE OF CONTENTS

                                                                                                                   Page
                         Part I. -- FINANCIAL STATEMENTS
  Item 1.  FINANCIAL STATEMENTS...........................................................................
    Condensed Consolidated Balance Sheets-- June 30, 1999 and December 31, 1998...........................           1
    Condensed Consolidated Statements of Operations-- Three and Six Months Ended June 30, 1999 and June 30, 1998     2
    Condensed Consolidated Statements of Cash Flows-- Six Months Ended June 30, 1999 and June 30, 1998....           3
    Notes to Condensed Consolidated Financial Statements..................................................           4
  SIGNATURES..............................................................................................          10



                                TEXT OF AMENDMENT
Explanatory Note:

The above listed Item is hereby amended by deleting the Item in its entirety and replacing it with the Item attached hereto and filed herewith.

The purpose of this amendment is to amend our 10-Q for the period ending June 30, 1999 (the "Original Filing") to reflect a correction on Page 2 Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 1999 and June 30, 1998. In the column for the Six Months Ended June 30, 1999, the line for Shares Used in Computation "Basic" is now consistent with Note 5 of the Notes to Condensed Consolidated Financial Statements, Common Stock Equivalents. The results for Earnings per Common Share from Continuing Operations "Basic" and Net Earnings per Common Share "Basic" have not changed.

                                     ITEM 1.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                       June 30,      December 31,
                                                         1999            1998
                                                     -------------  ----------------
                                      ASSETS
Cash and Cash Equivalents ........................       $  1,302        $    2,751
Finance Receivables, Net .........................        307,199           163,209
Notes Receivable, Net ............................         21,317            28,257
Inventory ........................................         37,810            44,167
Property and Equipment, Net ......................         34,750            32,970
Intangible Assets, Net ...........................         14,985            15,530
Other Assets .....................................         22,997            20,575
Net Assets of Discontinued Operations ............         24,817            38,516
                                                     -------------  ----------------
                                                         $465,177        $  345,975
                                                     =============  ================


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts Payable .................................       $  4,892        $    2,479
Accrued Expenses and Other Liabilities ...........         30,992            19,694
Notes Payable ....................................        232,952           117,294
Subordinated Notes Payable .......................         36,943            43,741
                                                     -------------  ----------------
Total Liabilities: ...............................        305,779           183,208
                                                     -------------  ----------------
Stockholders' Equity
Common Stock .....................................             19                19
Additional Paid in Capital .......................        173,864           173,809
Retained Earnings ................................          5,339             3,449
Treasury Stock ...................................       (19,824)          (14,510)
                                                    -------------  ----------------
Total Stockholders' Equity .......................        159,398           162,767
                                                     -------------  ----------------
                                                         $465,177        $  345,975
                                                     =============  ================

     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                Three and Six Months Ended June 30, 1999 and 1998
                (In thousands, except earnings per share amounts)

                                                                        Three Months Ended                Six Months Ended
                                                                             June 30,                         June 30,
                                                                   -----------------------------     ---------------------------
                                                                       1999           1998               1999           1998
                                                                   -------------  --------------     -------------   -----------

Sales of Used Cars ..............................................      $ 97,876         $69,523          $204,319      $142,496
Less:

Cost of Used Cars Sold ..........................................        55,559          39,237           115,656        78,968
Provision for Credit Losses .....................................        26,635          14,988            55,196        30,350
                                                                   -------------  --------------     -------------   -----------
 ................................................................        15,682          15,298            33,467        33,178
                                                                   -------------  --------------     -------------   -----------
Other Income:
Interest Income .................................................        20,186           6,024            34,236        12,230
Gain on Sale of Finance Receivables .............................             -           3,659                 -         8,273
Servicing and Other Income ......................................         7,670           9,531            17,295        13,442
                                                                   -------------  --------------     -------------   -----------
 ................................................................        27,856          19,214            51,531        33,945
                                                                   -------------  --------------     -------------   -----------
Income before Operating Expenses ................................        43,538          34,512            84,998        67,123
Operating Expenses:
Selling and Marketing ...........................................         5,887           4,274            12,495         9,195
General and Administrative ......................................        27,022          22,567            55,381        41,353
Depreciation and Amortization ...................................         2,321           1,352             4,458         2,525
                                                                   -------------  --------------     -------------   -----------
 ................................................................        35,230          28,193            72,334        53,073
                                                                   -------------  --------------     -------------   -----------
Operating Income ................................................         8,308           6,319            12,664        14,050

Interest Expense ................................................         5,817           1,369             9,473         2,871
                                                                   -------------  --------------     -------------   -----------


Earnings before Income Taxes ....................................         2,491           4,950             3,191        11,179

Income Taxes ....................................................         1,021           2,007             1,301         4,507
                                                                   -------------  --------------     -------------   -----------

Income from Continuing Operations ...............................         1,470           2,943             1,890         6,672
Discontinued Operations:
Loss from Operations of Discontinued Operations, net of
income tax benefit of $492 ......................................             -               -                 -         (768)
Loss on Disposal of Discontinued Operations net of income
tax benefit of $3,024 ...........................................             -               -                 -       (4,827)
                                                                   =============  ==============     =============   ===========
Net Earnings ....................................................      $  1,470         $ 2,943          $  1,890       $ 1,077
                                                                   =============  ==============     =============   ===========
Earnings per Common Share from Continuing Operations:
Basic ...........................................................      $   0.10         $  0.16          $   0.12       $  0.36
                                                                   =============  ==============     =============   ===========
Diluted .........................................................      $   0.10         $  0.16          $   0.12       $  0.35
                                                                   =============  ==============     =============   ===========
Net Earnings per Common Share:
Basic ...........................................................      $   0.10         $  0.16          $   0.12       $  0.06
                                                                   =============  ==============     =============   ===========
Diluted .........................................................      $   0.10         $  0.16          $   0.12       $  0.06
                                                                   =============  ==============     =============   ===========
Shares Used in Computation:
Basic ...........................................................        14,940          18,590            15,292        18,570
                                                                   =============  ==============     =============   ===========
Diluted .........................................................        15,210          18,980            15,495        18,930
                                                                   =============  ==============     =============   ===========

     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 1999 and 1998
                                 (In thousands)

                                                                             1999           1998
                                                                         -------------   ------------
 Cash Flows from Operating Activities:
 Net Earnings .......................................................     $  1,890        $ 1,077
 Adjustments to Reconcile Net Earnings to Net Cash Provided
   by Operating Activities:
   Provision for Credit Losses ......................................       55,196         30,350
   Gain on Sale of Finance Receivables ..............................            -        (8,273)
   Depreciation and Amortization ....................................        4,458          2,525
   Loss from Discontinued Operations ................................            -          5,595
   Purchase of Finance Receivables Held for Sale ....................            -      (161,018)
   Increase in Deferred Income Taxes ................................      (5,188)        (1,260)
   Proceeds from Sale of Finance Receivables ........................            -        109,711
   Collections of Finance Receivables ...............................            -         26,026
   (Increase) Decrease in Inventory .................................        6,357        (2,370)
   (Increase) Decrease in Other Assets ..............................        1,172        (3,143)
   Increase in Accounts Payable, Accrued Expenses and Other
      liabilities ...................................................       13,922          7,733

   Increase in Income Taxes Payable .................................        2,926            703
                                                                      -------------   ------------
 Net Cash Provided by Operating Activities ..........................       80,733          7,656
                                                                      -------------   ------------
 Cash Flows Used in Investing Activities:
   Purchase of Finance Receivables Held for Investment ..............    (256,684)              -
   Collections of Finance Receivables Held for Investment ...........       62,148              -
   Increase in Investments Held in Trust ............................      (5,983)        (7,537)
   Advances under Notes Receivable ..................................      (5,195)       (24,312)
   Repayments of Notes Receivable ...................................       12,135         26,727
   Proceeds from Disposal of Property and Equipment .................            -         21,893
   Purchase of Property and Equipment ...............................      (5,692)       (12,759)
                                                                      -------------   ------------
 Net Cash Provided by (Used in) Investing Activities ................    (199,271)          4,012
                                                                      -------------   ------------
 Cash Flows from Financing Activities:
   Additions to Notes Payable .......................................      199,336         30,000
   Repayment of Notes Payable .......................................     (84,088)       (46,631)
   Net Issuance (Repayment) of Subordinated Notes Payable ...........      (6,798)         13,000
   Proceeds from Issuance of Common Stock ...........................           55             40
   Acquisition of Treasury Stock ....................................      (5,314)              -
   Other, Net .......................................................          199          (182)
                                                                      -------------   ------------
 Net Cash Provided by (Used in) Financing Activities ................      103,390        (3,773)
                                                                      -------------   ------------
 Cash Provided by (Used in) Discontinued Operations .................       13,699        (9,780)
                                                                      -------------   ------------
 Net Decrease in Cash and Cash Equivalents ..........................      (1,449)        (1,885)
 Cash and Cash Equivalents at Beginning of Period ...................        2,751          3,537
                                                                      -------------   ------------
 Cash and Cash Equivalents at End of Period .........................     $  1,302        $ 1,652
                                                                      =============   ============
 Supplemental Statement of Cash Flows Information:
 Interest Paid ......................................................     $ 10,180        $ 2,706
                                                                      =============   ============
 Income Taxes Paid ..................................................     $  3,315        $ 1,106
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

Note 2.  Summary of Finance Receivables

Following is a summary of our Finance Receivables, Net, as of June 30, 1999 and December 31, 1998 (in thousands):

                                                            June 30, 1999                                    December 31, 1998
                                              -------------------------------------------  ----------------------------------------
                                                                 Non                                         Non
                                               Dealership     Dealership                   Dealership    Dealership
                                               Operations     Operations        Total      Operations    Operations      Total
                                              ------------- ---------------  ------------  ------------  ------------ -------------
Installment Sales Contract Principal Balances   $  256,645    $     77,366     $ 334,011    $   93,936     $  51,282    $ 145,218
Add: Accrued Interest .......................        2,755             868         3,623           877           473        1,350
Loan Origination Costs ......................        4,450              --         4,450         2,237            --        2,237
                                              ------------- ---------------  ------------  ------------  ------------ -------------
Principal Balances, Net .....................      263,850          78,234       342,084        97,050        51,755      148,805
Residuals in Finance Receivables Sold .......       22,559           2,625        25,184        33,331         2,625       35,956
Investments Held in Trust ...................       35,249              --        35,249        20,564            --       20,564
                                              ------------- ---------------  ------------  ------------  ------------ -------------
                                                   321,658          80,859       402,517       150,945        54,380      205,325
Allowance for Credit Losses .................      (66,905)         (2,990       (69,895)      (24,777)       (2,024)     (26,801)
Discount on Acquired Loans ..................           --         (25,423)      (25,423)           --       (15,315)     (15,315)
                                              ------------- ---------------  ------------  ------------  ------------ -------------
Finance Receivables, Net ....................   $  254,753    $     52,446     $ 307,199    $  126,168     $  37,041    $ 163,209
                                              ============= ===============  ============  ============  ============ =============

Classification of Principal Balances:
Finance Receivables Held for Investment .....   $   99,049    $     77,366     $ 176,415    $   26,852     $  51,282    $  78,134
Finance Receivables Held as Collateral for
  Securitization Notes Payable ..............      157,596              --       157,596        67,084            --       67,084
                                              -------------------------------------------------------------------------------------
Installment Sales Contract Principal Balances   $  256,645    $     77,366     $ 334,011    $   93,936     $  51,282    $ 145,218
                                              ============= ===============  ============  ============  ============ =============

As of June 30, 1999 and December 31, 1998, our Residuals in Finance Receivables Sold from dealership operations were comprised of the following (in thousands):

                                                                 June 30,         December 31,
                                                                   1999               1998
                                                             -----------------  -----------------
Retained interest in subordinated securities (B
  Certificates) .........................................      $      33,080      $       51,243
Net interest spreads, less present value discount .......             14,596              25,838
Reduction for estimated credit losses ...................            (25,117)            (43,750)
                                                             -----------------  -----------------
Residuals in finance receivables sold ...................      $      22,559             $33,331
                                                             =================  =================
Securitized principal balances outstanding ..............      $     126,945      $      198,747
                                                             =================  =================
Estimated credit losses as a % of securitized principal
  balances outstanding ..................................               19.8%              22.0%
                                                             =================  =================

         The following table reflects a summary of activity for our Residuals in Finance Receivables Sold from dealership operations for the periods ended June 30, 1999 and 1998, respectively (in thousands):

                                     Three Months Ended            Six Months Ended
                                          June 30,                     June 30,
                                 ---------------------------   --------------------------
                                    1999           1998           1999          1998
                                 ------------   ------------   -----------   ------------
Balance, Beginning of Period .     $  28,480     $  24,741       $ 33,331     $  13,277
Additions ....................            --        10,396             --        24,254
Amortization .................        (5,921)       (6,719)       (10,772)       (9,113)
                                 ------------   ------------   -----------   ------------
Balance, End of Period .......     $  22,559     $  28,418       $ 22,559     $  28,418
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

    Following is a summary of Notes Receivable at June 30, 1999 and December 31, 1998 (in thousands):

                                                                           June 30,        December 31,
                                                                             1999              1998
                                                                         --------------   ----------------
Notes Receivable under the asset based loan program, net of
   allowance for doubtful accounts of $103, and $500, respectively ....    $     7,433      $       8,311
First Merchants Debtor in Possession Note Receivable ..................         11,502             12,228
First Merchants Bank Group Participation ..............................          1,279              6,856
Other Notes Receivable ................................................          1,103                862
                                                                         --------------   ----------------
Notes Receivable, Net .................................................    $    21,317      $      28,257
                                                                         ==============   ================

Note 4.  Notes Payable

    The following is a summary of Notes Payable at June 30, 1999 and December 31, 1998 (in thousands):

                                                                                         June 30,       December 31,
                                                                                           1999             1998
                                                                                      ---------------- ---------------
Revolving Facility with GE Capital ..................................................  $      76,647    $      51,765
Securitization Notes Payable ........................................................        119,325           50,607
Note Payable Collateralized by the Common Stock of our Securitization Subsidiaries ..         37,500           12,234
Mortgage Loan with Finance Company ..................................................             --            3,386
Others ..............................................................................            735              967
                                                                                      ---------------- ---------------
Subtotal ............................................................................        234,207          118,959
Less:  Unamortized Loan Fees ........................................................          1,255            1,665
                                                                                      ---------------- ---------------
Notes Payable .......................................................................  $     232,952    $     117,294
                                                                                      ================ ===============


Note 5.  Common Stock Equivalents

    Net Earnings per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding for the periods ended June 30, 1999, and 1998 as follows (in thousands, except for per share amounts):

                                                                             Three Months Ended        Six Months Ended
                                                                                  June 30,                 June 30,
                                                                          -------------------------  ---------------------
                                                                            1999          1998         1999       1998
                                                                          ----------  -------------  ---------- ----------
Income from Continuing Operations ......................................   $  1,470     $    2,943    $ 1,890     $6,672
                                                                          ==========  =============  ========== ==========
Net Earnings ...........................................................   $  1,470     $    2,943    $ 1,890     $1,077
                                                                          ==========  =============  ========== ==========
Basic EPS-Weighted Average Shares Outstanding ..........................     14,940         18,590     15,292     18,570
                                                                          ==========  =============  ========== ==========
Basic Earnings Per Share from:
Continuing Operations ..................................................   $    0.10    $     0.16    $  0.12     $ 0.36
                                                                          ==========  =============  ========== ==========
Net Earnings ...........................................................   $    0.10    $     0.16    $  0.12     $ 0.06
                                                                          ==========  =============  ========== ==========

Basic EPS-Weighted Average Shares Outstanding ..........................     14,940         18,590     15,292     18,570

Effect of Diluted Securities:
Warrants ...............................................................         --             44         --         35
Stock Options ..........................................................        270            346        203        325
                                                                          ----------  -------------  ---------- ----------
Dilutive EPS-Weighted Average Shares Outstanding .......................     15,210         18,980     15,495     18,930
                                                                          ==========  =============  ========== ==========
Diluted Earnings Per Share from:
Continuing Operations ..................................................   $    0.10    $     0.16    $  0.12     $ 0.35
                                                                          ==========  =============  ========== ==========
Net Earnings ...........................................................   $    0.10    $     0.16    $  0.12     $ 0.06
                                                                          ==========  =============  ========== ==========
Warrants Not Included in Diluted EPS Since Antidilutive ................      1,439          1,214      1,510        715
                                                                          ==========  =============  ========== ==========

Stock Options Not Included in Diluted EPS since Antidilutive ...........        905            571      1,035         96
                                                                          ==========  =============  ========== ==========


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

    A summary of operating activity by business segment for the periods ended June 30, 1999 and 1998 follows (in thousands):

                                             Dealership Operations               Non Dealership Operations
                                     -------------------------------------- -------------------------------------
                                                   Company
                                       Company   Dealership    Corporate       Cygnet     Cygnet Loan  Corporate
                                     Dealerships Receivables   and Other       Dealer      Servicing   and Other    Total
                                     ----------- ------------ ------------- ------------- ------------ ---------- ----------

Three months ended June 30, 1999:
Sales of Used Cars .................  $  97,876   $       --   $        --   $        --   $       --   $     --   $ 97,876
Less:  Cost of Used Cars Sold ......     55,559           --            --            --           --         --     55,559
  Provision for Credit Losses ......     20,131        5,658            --           846           --         --     26,635
                                     ----------- ------------ ------------- ------------- ------------ ---------  ----------
                                         22,186       (5,658)           --          (846)          --         --     15,682
                                     ----------- ------------ ------------- ------------- ------------ ---------  ----------

Interest Income ....................         --       15,647           109         4,114          315          1     20,186

Servicing and Other Income .........          6        2,296           133            --         5,235        --      7,670
                                     ----------- ------------ ------------- ------------- ------------ ---------  ----------
Income before Operating Expenses ...     22,192       12,285           242         3,268         5,550         1     43,538
                                     ----------- ------------ ------------- ------------- ------------ ---------  ----------
Operating Expenses:
Selling and Marketing ..............      5,864           --            --            23            --        --      5,887
General and Administrative .........     11,101        4,567         4,621           974         4,196       773     27,022
Depreciation and Amortization ......        859          280           537           107           370       168      2,321
                                     ----------- ------------ ------------- ------------- ------------ ---------  ----------
                                         17,824        4,847         5,158         1,104         5,356       941     35,230
                                     ----------- ------------ ------------- ------------- ------------ ---------  ----------
Operating Income (Loss) ............  $   4,368   $    7,438   $    (4,916)  $     2,164           194      (940)  $  8,308
                                     =========== ============ ============= ============= ============ =========  ==========


Three months ended June 30, 1998:
Sales of Used Cars .................  $  69,523   $       --   $        --   $        --   $       --   $     --   $ 69,523
Less:  Cost of Used Cars Sold ......     39,237           --            --            --           --         --     39,237
  Provision for Credit Losses ......     14,263           10            --           715           --         --     14,988
                                     ----------- ------------ ------------- ------------- ------------ ---------- ----------
                                         16,023          (10)           --          (715)          --         --     15,298
                                     ----------- ------------ ------------- ------------- ------------ ---------- ----------

Interest Income ....................         --        3,506            54         2,012          452         --      6,024
Gain on Sale of Loans ..............         --        3,659            --            --           --         --      3,659
Servicing and Other Income .........         17        4,015            56            --        5,443         --      9,531
                                     ----------- ------------ ------------- ------------- ------------ ---------- ----------
Income before Operating Expenses ...     16,040       11,170           110         1,297        5,895         --     34,512
                                     ----------- ------------ ------------- ------------- ------------ ---------- ----------

Operating Expenses:
Selling and Marketing ..............      4,218           --            --            44           12         --      4,274
General and Administrative .........      9,329        4,279         3,456           593        4,203        707     22,567
Depreciation and Amortization ......        615          311           249            23          154         --      1,352
                                     ----------- ------------ ------------- ------------- ------------ ---------- ----------
                                         14,162        4,590         3,705           660        4,369        707     28,193
                                     ----------- ------------ ------------- ------------- ------------ ---------- ----------
Operating Income (Loss) ............  $   1,878   $    6,580   $    (3,595)  $       637   $    1,526   $   (707)  $  6,319
                                     =========== ============ ============= ============= ============ ========== ==========

                                             Dealership Operations               Non Dealership Operations
                                     ------------------------------------    ----------------------------------
                                                    Company
                                      Company     Dealership    Corporate      Cygnet     Cygnet Loan  Corporate
                                     Dealerships  Receivables   and Other      Dealer      Servicing   and Other    Total
                                     ----------   ----------   -----------   ----------    ---------   ---------   ---------
  Six months ended June 30, 1999:
  Sales of Used Cars .............    $ 204,319   $       --   $        --   $       --    $       --   $     --   $ 204,319
  Less: Cost of Used Cars Sold ...      115,656           --            --           --            --         --     115,656
  Provision for Credit Losses ....       42,024       11,529            --        1,643            --         --      55,196
                                         46,639      (11,529)           --       (1,643)           --         --      33,467

  Interest Income ................           --       25,959           170        7,478           627          2      34,236
  Servicing and Other Income .....           13        5,178           178           --        11,926         --      17,295
  Income before Operating Expenses       46,652       19,608           348        5,835        12,553          2      84,998

  Operating Expenses:
    Selling and Marketing ........       12,433           --            --           59             3         --      12,495
    General and Administrative ...       22,010        9,150         9,959        1,937        10,807      1,518      55,381
    Depreciation and Amortization         1,653          562         1,058          185           692        308       4,458
                                         36,096        9,712        11,017        2,181        11,502      1,826      72,334
  Operating Income (Loss) ........    $  10,556   $    9,896   $   (10,669)  $    3,654    $    1,051   $ (1,824)  $  12,664
                                      =========   ==========   ===========   ==========    ==========   ========   =========


  Six months ended June 30, 1998:
  Sales of Used Cars .............    $ 142,496   $       --   $        --   $       --    $      --    $     --   $  142,49
  Less: Cost of Used Cars Sold ...       78,968           --            --           --            --         --      78,968
  Provision for Credit Losses ....       29,297           10            --        1,043            --         --      30,350
                                         34,231          (10)           --       (1,043)           --         --      33,178

  Interest Income ................           --        7,323           118        3,610         1,179         --      12,230
  Gain on Sale of Loans ..........           --        8,273            --           --            --         --       8,273
  Servicing and Other Income .....           58        7,839           102                      5,443         --      13,442
  Income before Operating Expenses       34,289       23,425           220        2,567         6,622         --      67,123

  Operating Expenses:
    Selling and Marketing ........        9,096           --            --           87            12         --       9,195

    General and Administrative ...       19,835        8,834         6,075        1,108         4,203      1,298      41,353
    Depreciation and Amortization         1,228          648           450           45           154         --       2,525
                                         30,159        9,482         6,525        1,240         4,369      1,298      53,073
  Operating Income (Loss) ........    $   4,130   $   13,943   $    (6,305)  $    1,327    $    2,253   $ (1,298)  $  14,050
                                      ==========  ===========  ============  ===========   ==========   =========  ==========


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

     The components of Net Assets of Discontinued Operations as of June 30, 1999 and December 31, 1998 follow (in thousands):

                                                 June 30,       December 31,
                                                   1999             1998
                                              ---------------- ---------------
Finance Receivables, net ...................   $      19,195    $      30,649
Residuals in Finance Receivables Sold ......           4,503            7,875
Investments Held in Trust ..................           2,638            3,665
Other Assets, net of Accounts Payable and
     Accrued Liabilities ...................           1,569            2,351
Disposal Liability .........................          (3,088)          (6,024)
                                              ================ ===============
Net Assets of Discontinued Operations ......   $      24,817    $      38,516
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

Date: October 25, 1999