Form 10-Q
period 1999-09-30
UGLY DUCKLING CORP
filed 1999-11-15
CIK 1012704

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

               For the quarterly period ended: September 30, 1999

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

    At November 4, 1999, there were approximately 14,880,000 shares of Common Stock, $0.001 par value, outstanding.

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

                            UGLY DUCKLING CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                         Page
                          Part I - FINANCIAL STATEMENTS
  Item 1.        FINANCIAL STATEMENTS
                 Condensed Consolidated Balance Sheets -- September 30, 1999 and December 31, 1998......................   1
                 Condensed Consolidated Statements of Operations -- Three and Nine Months Ended September 30, 1999
                     and September 30, 1998.............................................................................   2
                 Condensed Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1999 and
                     September 30, 1998.................................................................................   3
                 Notes to Condensed Consolidated Financial Statements...................................................   4
  Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................  10
  Item 3.        MARKET RISK............................................................................................  31

                      Part II. -- OTHER INFORMATION
  Item 1.        LEGAL PROCEEDINGS......................................................................................  33
  Item 2.        CHANGES IN SECURITIES..................................................................................  33
  Item 3.        DEFAULTS UPON SENIOR SECURITIES........................................................................  33
  Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................  33
  Item 5.        OTHER INFORMATION .....................................................................................  33
  Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.......................................................................  33
                 SIGNATURES.............................................................................................  35
  Exhibit 10.1    Amendment No. 5 to the Amended and Restated Motor Vehicle and Installment Contract Loan and
                     Security Agreement between General Electric Capital Corporation and Registrant dated August
                     16, 1999
  Exhibit 10.1(a) Amendment No. 6 to the Amended and Restated Motor Vehicle and Installment Contract Loan and
                     Security Agreement between General Electric Capital Corporation and Registrant dated August
                     27, 1999
  Exhibit 10.2    Third Amendment to Credit and Security Agreement between Registrant and First Merchants, dated as of
                     August 2, 1999
  Exhibit 10.3    Amendment to Loan Agreement between Registrant and each of the Kayne Anderson related Lenders named therein, dated September 30, 1999
  Exhibit 11      Statement regarding computation of per share earnings (see note 5 of Notes to
                     Condensed Consolidated Financial Statements)
  Exhibit 27      Financial Data Schedule
  Exhibit 99      Statement Regarding Forward Looking Statements and Risk Factors

                                     ITEM 1.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                         September 30,         December 31,
                                                                              1999                 1998
                                                                        -----------------    ------------------
                                ASSETS
Cash and Cash Equivalents.............................................    $       4,165        $       2,751
Finance Receivables, Net..............................................          356,370              163,209
Notes Receivable, Net.................................................           21,347               28,257
Inventory.............................................................           46,322               44,167
Property and Equipment, Net...........................................           34,881               32,970
Intangible Assets, Net................................................           15,327               15,530
Other Assets..........................................................           23,279               20,575
Net Assets of Discontinued Operations.................................           20,939               38,516
                                                                        -----------------    ------------------
                                                                          $     522,630        $     345,975
                                                                        =================    ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts Payable..................................................    $       3,795        $       2,479
    Accrued Expenses and Other Liabilities............................           38,710               19,694
    Notes Payable.....................................................          280,571              117,294
    Subordinated Notes Payable........................................           37,077               43,741
                                                                        -----------------    ------------------
Total Liabilities.....................................................          360,153              183,208
                                                                        -----------------    ------------------
Stockholders' Equity:
    Common Stock......................................................               19                   19
    Additional Paid in Capital........................................          173,257              173,809
    Retained Earnings.................................................            9,522                3,449
    Treasury Stock....................................................          (20,321)             (14,510)
                                                                        -----------------    ------------------
Total Stockholders' Equity............................................          162,477              162,767
                                                                        -----------------    ------------------
                                                                          $     522,630        $     345,975
                                                                        =================    ==================



     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               Three and Nine Months Ended September 30, 1999 and
                  1998 (In thousands, except earnings per share
                                    amounts)


                                                                 Three Months Ended               Nine Months Ended
                                                                   September 30,                    September 30,

                                                            -----------------------------    ----------------------------
                                                               1999            1998              1999           1998
                                                            ------------   --------------    -------------  -------------
Sales of Used Cars.........................................   $ 103,315      $    73,580       $  307,633    $   216,075
Less:
    Cost of Used Cars Sold.................................      57,773           42,763          173,429        125,085
    Provision for Credit Losses............................      29,315           16,298           84,510         46,648
                                                            ------------   --------------    -------------  -------------
                                                                 16,227           14,519           49,694         44,342
                                                            ------------   --------------    -------------  -------------
Other Income:
    Interest Income........................................      25,044            7,187           59,311         19,415
    Gain on Sale of Finance Receivables....................          --            3,820              --          12,093
    Servicing and Other Income.............................       6,963           12,127           24,259         25,726
                                                            ------------   --------------    -------------  -------------
                                                                 32,007           23,134           83,570         57,234
                                                            ------------   --------------    -------------  -------------
Income before Operating Expenses...........................      48,234           37,653          133,264        101,576
Operating Expenses:
    Selling and Marketing..................................       6,160            5,316           18,655         15,754
    General and Administrative.............................      26,112           26,781           81,524         63,690
    Depreciation and Amortization..........................       2,458            1,445            6,917          3,970
                                                            ------------   --------------    -------------  -------------
                                                                 34,730           33,542          107,096         83,414
                                                            ------------   --------------    -------------  -------------
Operating Income...........................................      13,504            4,111           26,168         18,162
Interest Expense...........................................       6,422            1,482           15,895          4,355
                                                            ------------   --------------    -------------  -------------

Earnings before Income Taxes...............................       7,082            2,629           10,273         13,807
Income Taxes...............................................       2,900            1,102            4,200          5,609
                                                            ------------   --------------    -------------  -------------
Income from Continuing Operations..........................       4,182            1,527            6,073          8,198
Discontinued Operations:
Loss from Operations of Discontinued Operations, net of
    income tax benefit of $492.............................           --              --               --           (768)
Loss on Disposal of Discontinued Operations, net of
    income tax benefit of $2,372 and $5,396................           --          (3,628)              --         (8,455)
                                                            ============   ==============    =============  =============
Net Earnings (Loss).........................................   $   4,182      $    (2,101)      $    6,073    $    (1,025)
                                                            ============   ==============    =============  =============
Earnings per Common Share from Continuing
    Operations:
    Basic..................................................   $    0.28      $      0.08       $     0.40    $      0.44
                                                            ============   ==============    =============  =============
    Diluted................................................   $    0.28      $      0.08       $     0.39    $      0.44
                                                            ============   ==============    =============  =============
Net Earnings (Loss) per Common Share:
    Basic..................................................   $    0.28      $     (0.11)      $     0.40    $     (0.06)
                                                            ============   ==============    =============  =============
    Diluted................................................   $    0.28      $     (0.11)      $     0.39    $     (0.05)
                                                            ============   ==============    =============  =============
Shares Used in Computation:
    Basic..................................................      14,903           18,560           15,161         18,600
                                                            ============   ==============    =============  =============
    Diluted................................................      15,167           18,800           15,384         18,800
                                                            ============   ==============    =============  =============

     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine Months Ended September 30, 1999 and 1998
                                 (In thousands)

                                                                                    1999            1998
                                                                                --------------  --------------
Cash Flows from Operating Activities:
Net Earnings................................................................      $   6,073      $  (1,025)
Adjustments to Reconcile Net Earnings to Net Cash Provided
  by Operating Activities:
  Provision for Credit Losses...............................................         84,510         46,648
  Gain on Sale of Finance Receivables.......................................             --        (12,093)
  Depreciation and Amortization ............................................          6,917          3,970
  Loss from Discontinued Operations.........................................             --          9,223
  Purchase of Finance Receivables Held for Sale.............................             --       (246,431)
  Increase in Deferred Income Taxes.........................................         (3,769)        (1,260)
  Proceeds from Sale of Finance Receivables.................................             --        159,498
  Collections of Finance Receivables........................................             --         41,527
  Increase in Inventory.....................................................         (1,280)        (3,833)
  Increase in Other Assets..................................................         (1,862)        (6,293)
  Increase in Accounts Payable, Accrued Expenses and Other Liabilities......         20,595         11,005
  Increase in Income Taxes Payable..........................................          2,926          1,521
                                                                                --------------  --------------
Net Cash Provided by Operating Activities...................................        114,110          2,457
                                                                                --------------  --------------
Cash Flows from Investing Activities:
  Purchase of Finance Receivables Held for Investment.......................       (377,547)            --
  Collections of Finance Receivables Held for Investment....................        121,551             --
  Increase in Investments Held in Trust.....................................        (10,914)        (9,719)
  Advances under Notes Receivable...........................................         (6,577)       (38,788)
  Repayments of Notes Receivable............................................         13,487         39,062
  Proceeds from Disposal of Property and Equipment..........................             --         27,413
  Purchase of Property and Equipment........................................         (8,165)       (20,567)
  Payment for Acquisition of Assets.........................................        (12,095)            --
                                                                                --------------  --------------
Net Cash Used in Investing Activities.......................................       (280,260)        (2,599)
                                                                                --------------  --------------
Cash Flows from Financing Activities:
  Additions to Notes Payable................................................        270,027         30,000
  Repayment of Notes Payable................................................       (106,750)       (46,222)
  Net Issuance (Repayment) of Subordinated Notes Payable....................         (6,664)        18,000
  Proceeds from Issuance of Common Stock....................................             60            303
  Acquisition of Treasury Stock.............................................         (5,811)          (535)
  Repurchase of Outstanding Warrants........................................           (612)            --
  Other, Net................................................................           (263)          (222)
                                                                                --------------  --------------
Net Cash Provided by Financing Activities...................................        149,987          1,324
                                                                                --------------  --------------
Cash Provided by (Used in) Discontinued Operations..........................         17,577         (3,313)
                                                                                --------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents........................          1,414         (2,131)
Cash and Cash Equivalents at Beginning of Period............................          2,751          3,537
                                                                                --------------  --------------
Cash and Cash Equivalents at End of Period..................................      $   4,165      $   1,406
                                                                                ==============  ==============
Supplemental Statement of Cash Flows Information:
Interest Paid...............................................................      $  16,110      $   7,697
                                                                                ==============  ==============
Income Taxes Paid...........................................................      $   5,609      $   1,558
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

Note 2.  Summary of Finance Receivables

Following is a summary of our Finance Receivables, Net, as of September 30, 1999 and December 31, 1998 (in thousands):

                                                     September 30, 1999                         December 31, 1998
                                          -----------------------------------------  -----------------------------------------
                                                            Non                                          Non
                                           Dealership    Dealership                   Dealership     Dealership
                                           Operations    Operations       Total       Operations     Operations      Total
                                          ------------- -------------  ------------  --------------  ------------  -----------
Gross Installment Sales Contracts........   $  464,775                                 $ 131,510
Unearned Finance Charges.................     (132,793)                                 (37,574)
                                          -------------                              --------------
Installment Sales Contract Principal
   Balances..............................      331,982       53,066        385,048        93,936          51,282      145,218
Add: Accrued Interest....................        3,689          650          4,339           877             473        1,350
    Loan Origination Costs...............        5,053           --          5,053         2,237              --        2,237
                                          ------------- -------------  ------------  --------------  ------------  -----------
Principal Balances, Net..................      340,724       53,716        394,440        97,050          51,755      148,805
Residuals in Finance Receivables Sold....       19,576        2,625         22,201        33,331           2,625       35,956
Investments Held in Trust................       42,137           --         42,137        20,564              --       20,564
                                          ------------- -------------  ------------  --------------  ------------  -----------
                                               402,437       56,341        458,778       150,945          54,380      205,325
Allowance for Credit Losses..............      (80,698)      (3,888)       (84,586)      (24,777)         (2,024)     (26,801)
Discount on Acquired Loans...............           --      (17,822)       (17,822)           --         (15,315)     (15,315)
                                          ------------- -------------  ------------  --------------  ------------  -----------
Finance Receivables, Net.................   $  321,739   $   34,631      $ 356,370     $ 126,168       $  37,041   $  163,209
                                          ============= =============  ============  ==============  ============  ===========

Classification of Principal Balances:
Finance Receivables Held for Investment..   $   86,169   $   53,066      $ 139,235     $  26,852       $  51,282   $   78,134
Finance Receivables Held as Collateral
for Securitization Notes Payable.........      245,813           --        245,813        67,084              --       67,084
                                          ============= =============  ============  ==============  ============  ===========
Installment Sales Contract Principal
Balances.................................   $  331,982   $   53,066      $ 385,048     $  93,936       $  51,282   $  145,218
                                          ============= =============  ============  ==============  ============  ===========

    As of September 30, 1999 and December 31, 1998, our Residuals in Finance Receivables Sold from dealership operations were comprised of the following (in thousands):

                                                                                  September 30,       December 31,
                                                                                       1999               1998
                                                                                 -----------------  ------------------
Retained interest in subordinated securities (B Certificates).................    $        25,017     $       51,243
Net interest spreads, less present value discount.............................              9,207             25,838
Reduction for estimated credit losses.........................................            (14,648)           (43,750)
                                                                                 -----------------  ------------------
Residuals in finance receivables sold.........................................    $        19,576     $       33,331
                                                                                 =================  ==================
Securitized principal balances outstanding....................................    $        95,457     $      198,747
                                                                                 =================  ==================
Estimated credit losses as a % of securitized principal balances outstanding.              15.3%               22.0%
                                                                                 =================  ==================

         The following table reflects a summary of activity for our Residuals in Finance Receivables Sold from dealership operations for the periods ended September 30, 1999 and 1998, respectively (in thousands):

                                                                   Three Months Ended          Nine Months Ended
                                                                     September 30,               September 30,
                                                               --------------------------- ---------------------------
                                                                  1999           1998          1999           1998
                                                               ------------   ------------ ------------- -------------
Balance, Beginning of Period..................................  $   22,559     $   28,417   $   33,331    $   13,277
Additions.....................................................          --         11,182           --        35,435
Amortization..................................................      (2,983)        (4,440)     (13,755)      (13,553)
                                                               ------------   ------------ ------------- -------------
Balance, End of Period........................................  $   19,576     $   35,159   $   19,576    $   35,159
                                                               ============   ============ ============= =============

Note 3.  Notes Receivable

    Our Cygnet dealer program has various notes receivable from used car dealers. Under Cygnet's asset based loan program, our commitments for revolving notes receivable totaled $9.5 million at September 30, 1999.

    In July 1997, First Merchants Acceptance Corporation (First Merchants) filed for bankruptcy. Immediately subsequent to the bankruptcy filing, we executed a loan agreement to provide First Merchants with debtor in possession financing (DIP facility). Additionally, in August 1999, we increased our funding obligation to First Merchants by $2.0 million bringing the maximum commitment under the DIP facility to $13.5 million at September 30, 1999. The outstanding balance on the DIP facility totaled $12.5 million and $12.2 million at September 30, 1999 and December 31, 1998, respectively.

    Following is a summary of Notes Receivable at September 30, 1999 and December 31, 1998 (in thousands):

                                                                               September 30,      December 31,
                                                                                   1999               1998
                                                                             ------------------  -----------------
Notes Receivable under the asset based loan program, net of
    allowance for doubtful accounts of $103, and $500, respectively......      $       7,080      $       8,311
First Merchants Debtor in Possession Note Receivable.....................             12,492             12,228
First Merchants Bank Group Participation.................................                721              6,856
Other Notes Receivable...................................................              1,054                862
                                                                             ------------------  -----------------
Notes Receivable, Net....................................................      $      21,347      $      28,257
                                                                             ==================  =================

Note 4.  Notes Payable

    The following is a summary of Notes Payable at September 30, 1999 and December 31, 1998 (in thousands):

                                                                                September 30,    December 31,
                                                                                    1999             1998
                                                                             ------------------ ---------------
Revolving Facility with GE Capital........................................    $        60,031    $      51,765
Securitization Notes Payable..............................................            184,905           50,607
Note Payable Collateralized by Securitization Subsidiaries' Common Stock..             36,000           12,234
Mortgage Loan with Finance Company........................................                 --            3,386
Others....................................................................                726              967
                                                                             ------------------ ---------------
Subtotal..................................................................            281,662          118,959
Less:  Unamortized Loan Fees..............................................              1,091            1,665
                                                                             ------------------ ---------------
Notes Payable.............................................................    $       280,571    $     117,294
                                                                             ================== ===============

Note 5.  Common Stock Equivalents

    Net Earnings per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding for the periods ended September 30, 1999, and 1998 as follows (in thousands, except for per share amounts):

                                                                           Three Months Ended            Nine Months Ended
                                                                              September 30,                September 30,
                                                                        --------------------------   --------------------------
                                                                           1999          1998           1999          1998
                                                                        -------------------------------------------------------
Income from Continuing Operations......................................  $    4,182     $   1,527      $   6,073    $   8,198
                                                                        ============  ============   ============  ============
Net Earnings (Loss)....................................................  $    4,182     $  (2,101)     $   6,073    $  (1,025)
                                                                        ============  ============   ============  ============
Basic EPS-Weighted Average Shares Outstanding..........................      14,903        18,560         15,161       18,600
                                                                        ============  ============   ============  ============
Basic Earnings (Loss) Per Share from:
    Continuing Operations..............................................  $     0.28     $     0.08     $    0.40    $     0.44
                                                                        ============  ============   ============  ============
    Net Earnings (Loss)................................................  $     0.28     $    (0.11)    $    0.40    $    (0.06)
                                                                        ------------  ------------   ------------  ------------

Basic EPS-Weighted Average Shares Outstanding..........................      14,903        18,560         15,161       18,600
Effect of Diluted Securities:
    Warrants ..........................................................          11            29             --           25
    Stock Options......................................................         253           211            223          175
                                                                        ------------  ------------   ------------  ------------
Dilutive EPS-Weighted Average Shares Outstanding.......................      15,167        18,800         15,384       18,800
                                                                        ============  ============   ============  ============
Diluted Earnings (Loss) Per Share from:
    Continuing Operations..............................................  $     0.28     $    0.08      $    0.39    $     0.44
                                                                        ============  ============   ============  ============
    Net Earnings (Loss)................................................  $     0.28     $   (0.11)     $    0.39    $    (0.05)
                                                                        ============  ============   ============  ============
Warrants Not Included in Diluted EPS Since Antidilutive................       1,158         1,439          1,120        1,439
                                                                        ============  ============   ============  ============
Stock Options Not Included in Diluted EPS since Antidilutive...........         979         1,562          1,054          716
                                                                        ============  ============   ============  ============

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

    A summary of operating activity by business segment for the periods ended September 30, 1999 and 1998 follows (in thousands):

                                                Dealership Operations                 Non Dealership Operations
                                        --------------------------------------  --------------------------------------
                                                       Company                                 Cygnet
                                          Company    Dealership    Corporate      Cygnet        Loan       Corporate
                                        Dealerships  Receivables   and Other      Dealer      Servicing    and Other       Total
                                        ------------ ------------ ------------  ------------ ------------ ------------  ------------
Three months ended September 30, 1999:
Sales of Used Cars...................    $ 103,315    $       --   $      --     $     --     $       --   $       --    $  103,315
Less:  Cost of Used Cars Sold........       57,773            --          --           --             --           --        57,773
    Provision for Credit Losses......       21,527         6,033          --        1,755             --           --        29,315
                                        ------------ ------------ ------------- ------------ ------------ ------------  ------------
                                            24,015        (6,033)         --       (1,755)            --           --        16,227

Interest Income......................           --        19,597         178        3,923          1,344            2        25,044
Servicing and Other Income...........           72         1,793          56           --          5,042           --         6,963
                                        ------------ ------------ ------------- ------------ ------------ ------------  ------------
Income before Operating Expenses.....       24,087        15,357         234        2,168          6,386            2        48,234
                                        ------------ ------------ ------------- ------------ ------------ ------------  ------------

Operating Expenses:
    Selling and Marketing............        6,144            --          --           16             --           --         6,160
    General and Administrative.......       11,111         4,794       4,390        1,055          4,063          699        26,112
    Depreciation and Amortization....          919           279         565          112            373          210         2,458
                                        ------------ ------------ ------------- ------------ ------------ ------------  ------------
                                            18,174         5,073       4,955        1,183          4,436          909        34,730
                                        ------------ ------------ ------------- ------------ ------------ ------------  ------------
Operating Income (Loss)..............    $   5,913    $   10,284   $  (4,721)    $    985     $    1,950   $     (907)   $   13,504
                                        ============ ============ ============= ============ ============ ============  ============

Three months ended September 30, 1998:
Sales of Used Cars...................    $  73,580    $       --   $      --     $     --     $       --   $       --    $   73,580
Less:  Cost of Used Cars Sold........       42,763            --          --           --             --           --        42,763
    Provision for Credit Losses......       15,709            37          --          552             --           --        16,298
                                        ------------ ------------ ------------- ------------ ------------ ------------  ------------
                                            15,108           (37)         --         (552)            --           --        14,519

Interest Income......................           --         4,537          54        2,299            297           --         7,187
Gain on Sale of Loans................           --         3,820          --           --             --           --         3,820
Servicing and Other Income...........           70         3,972          44           --          8,041           --        12,127
                                        ------------ ------------ ------------- ------------ ------------ ------------  ------------
Income before Operating Expenses.....       15,178        12,292          98        1,747          8,338           --        37,653
                                        ------------ ------------ ------------- ------------ ------------ ------------  ------------

Operating Expenses:
    Selling and Marketing............        5,242            --          --           59              8            7         5,316
    General and Administrative.......        8,133         4,380       4,334          575          6,585        2,774        26,781
    Depreciation and Amortization....          628           323         256           24            183           31         1,445
                                        ------------ ------------ ------------- ------------ ------------ ------------  ------------
                                            14,003         4,703       4,590          658          6,776        2,812        33,542
                                        ------------ ------------ ------------- ------------ ------------ ------------  ------------
Operating Income (Loss)..............    $   1,175    $    7,589   $  (4,492)    $  1,089     $    1,562   $   (2,812)   $    4,111
                                        ============ ============ ============= ============ ============ ============  ============

                                                Dealership Operations                 Non Dealership Operations
                                        --------------------------------------  --------------------------------------
                                                       Company                                 Cygnet
                                          Company    Dealership    Corporate      Cygnet        Loan       Corporate
                                        Dealerships  Receivables   and Other      Dealer      Servicing    and Other       Total
                                        ------------ ------------ ------------  ------------ ------------ ------------  ------------
Nine months ended September 30, 1999:
Sales of Used Cars...................    $  307,633   $       --   $       --    $     --     $       --   $       --    $  307,633
Less:  Cost of Used Cars Sold........       173,429           --           --          --             --           --       173,429
    Provision for Credit Losses......        63,551       17,562           --       3,397             --           --        84,510
                                        ------------ ------------ ------------  ------------ ------------ ------------  ------------
                                             70,653      (17,562)          --      (3,397)            --           --        49,694

Interest Income......................            --       45,556          348      11,432          1,971            4        59,311
Servicing and Other Income...........            84        6,972          234          --         16,969           --        24,259
                                        ------------ ------------ ------------- ------------ ------------ ------------  ------------
Income before Operating Expenses.....        70,737       34,966          582       8,035         18,940            4       133,264
                                        ------------ ------------ ------------  ------------ ------------ ------------  ------------

Operating Expenses:
    Selling and Marketing............        18,577           --           --          75              3           --        18,655
    General and Administrative.......        33,120       13,944       14,348       3,024         14,872        2,216        81,524
    Depreciation and Amortization....         2,572          842        1,623         297          1,064          519         6,917
                                        ------------ ------------ ------------  ------------ ------------ ------------  ------------
                                             54,269       14,786       15,971       3,396         15,939        2,735       107,096
                                        ------------ ------------ ------------  ------------ ------------ ------------  ------------
Operating Income (Loss)..............    $   16,468   $   20,180   $  (15,389)   $  4,639     $    3,001   $   (2,731)   $   26,168
                                        ============ ============ ============  ============ ============ ============  ============

Nine months ended September 30, 1998:
Sales of Used Cars...................    $  216,075   $       --   $       --    $     --     $       --   $       --    $  216,075
Less:  Cost of Used Cars Sold........       125,085           --           --          --             --           --       125,085
    Provision for Credit Losses......        45,006           47           --       1,595             --           --        46,648
                                        ------------ ------------ ------------  ------------ ------------ ------------  ------------
                                             45,984          (47)          --      (1,595)            --           --        44,342

Interest Income......................            --       11,860          171       5,909          1,475           --        19,415
Gain on Sale of Loans................            --       12,093           --          --             --           --        12,093
Servicing and Other Income...........           270       11,825          143           1         13,487           --        25,726
                                        ------------ ------------ ------------- ------------ ------------ ------------  ------------
Income before Operating Expenses.....        46,254       35,731          314       4,315         14,962           --       101,576
                                        ------------ ------------ ------------  ------------ ------------  -----------  ------------

Operating Expenses:
    Selling and Marketing............        15,545           --           --         178             20           11        15,754
    General and Administrative.......        23,559       13,215       10,412       1,651         10,785        4,068        63,690
    Depreciation and Amortization....         1,856          972          706          69            336           31         3,970
                                        ------------ ------------ ------------  ------------ ------------ ------------  ------------
                                             40,960       14,187       11,118       1,898         11,141        4,110        83,414
                                        ------------ ------------ ------------  ------------ ------------ ------------  ------------
Operating Income (Loss)..............    $    5,294   $   21,544   $  (10,804)   $  2,417     $    3,821   $   (4,110)   $   18,162
                                        ============ ============ ============  ============ ============ ============  ============

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

    The components of Net Assets of Discontinued Operations as of September 30, 1999 and December 31, 1998 follow (in thousands):

                                                    September 30,     December 31,
                                                         1999             1998
                                                   ----------------  ---------------
Finance Receivables, Net...........................   $    17,042     $      30,649
Residuals in Finance Receivables Sold..............         2,956             7,875
Investments Held in Trust..........................         2,135             3,665
Other Assets, Net of Accounts Payable and
    Accrued Liabilities............................           331             2,351
Disposal Liability.................................        (1,525)           (6,024)
                                                   ================  ===============
Net Assets of Discontinued Operations..............   $    20,939     $      38,516
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

Note 9.  Certain Bankruptcy Remote Entities

    Ugly Duckling Receivables Corporation (UDRC) and Ugly Duckling Receivables Corporation II (UDRC II) (collectively referred to as Securitization Subsidiaries), are our wholly-owned special purpose "bankruptcy remote entities." Their assets, including assets classified as Discontinued Operations, include Residuals in Finance Receivables Sold and Investments Held In Trust. Total assets for UDRC and UDRC II are approximately $2.6 million and $258.6 million, respectively, at September 30, 1999. These amounts would not be available to satisfy claims of our creditors on a consolidated basis.

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

Introduction

    Dealership Operations. We operate the largest chain of buy here-pay here used car dealerships in the United States. We sell and finance our used vehicles to customers within the sub-prime segment of the used car market. Our customers typically have limited credit histories, low incomes or past credit problems. At September 30, 1999, we operated 67 dealerships located in Los Angeles, Atlanta, Tampa, Orlando, San Antonio, Phoenix, Las Vegas, Albuquerque, Tucson, and Dallas. In the third quarter of 1999, we acquired four dealerships in the Orlando market and a loan portfolio of approximately $15.0 million from DCT of Ocala Corporation. We also opened one dealership in Las Vegas, and three in California. In the fourth quarter of 1999, we completed negotiations with Virginia Auto Mart to acquire five dealerships and a loan portfolio of approximately $8.0 million.

    Non-Dealership Operations. In addition to our dealership and financing operations, we also o provide financing to other independent used car dealers through our Cygnet dealer program, o service and collect large portfolios of finance receivables owned by others, and o manage selected financial assets that we acquire from financially distressed third parties.

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

    We have reduced our bulk purchase and third party loan servicing operations. We have recently transferred our rights to service the loan portfolios of Auto Marketing Network (AMN) to Loan Servicing Enterprise in exchange for $140,000. The AMN portfolio totaled $85.5 million as of September 30, 1999. We also intend to close our Aurora, Colorado collection facility in the near future and move remaining portfolios to our Plano, Texas collection facility.

    In 1998, we classified the Cygnet dealer program and bulk purchase and third party loan servicing operations as discontinued operations and attempted to split off these operations through a rights offering to our stockholders. Due to a lack of stockholder interest, however, we cancelled the rights offering. We recorded a charge of $2.0 million ($1.2 million, net of income taxes) during the third quarter of 1998 to write off costs associated with the cancelled rights offering. In the first quarter of 1999, we reclassified the Cygnet dealer program and bulk purchase and loan servicing operations into continuing operations for all periods presented in this quarterly report.

    Discontinued Operations. From 1994 through the first quarter of 1998, we maintained a national branch office network that acquired and serviced retail
installment   contracts  from  numerous  independent  third  party  dealers.  We discontinued  these  operations in 1998.

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

    In the following discussion and analysis, we explain the general financial condition and the results of operations of Ugly Duckling and its subsidiaries. In particular, we analyze and explain the changes in the results of operations of our various business segments for the quarter and nine month periods ended September 30, 1999 compared to the quarter and nine month periods ended September 30, 1998.

Results of Operations for the Three Months Ended September 30, 1999 and 1998

    Income items in our Statement of Operations consist of:
    o Sales of Used Cars, less Cost of Used Cars Sold, less Provision for Credit Losses
    o  Interest Income
    o  Gain on Sale of Loans
    o  Servicing and Other Income

Sales of Used Cars and Cost of Used Cars Sold

      Three Months Ended:                            September 30,
                                                 (Dollars in Thousands)
                                               ---------------------------
                                                  1999            1998
                                               ------------    -----------
      Used Cars Sold (Units)..................      12,219          9,128
                                               ============    ===========

      Sales of Used Cars......................   $ 103,315      $  73,580
      Cost of Used Cars Sold..................      57,773         42,763
                                               ------------    -----------
      Gross Margin............................   $  45,542      $  30,817
                                               ============    ===========

      Gross Margin %..........................       44.1%          41.9%
                                               ============    ===========

      Per Unit Sold:
      Sales of Used Cars......................   $   8,455      $   8,061
      Cost of Used Cars Sold..................       4,728          4,685
                                               ------------    -----------
      Gross Margin............................   $   3,727      $   3,376
                                               ============    ===========

    The number of cars we sold (units) increased by 33.9% for the three months ended September 30, 1999 over the same period in 1998. The increase in units sold is primarily the result of an increase in the number of dealerships in operation and an increase in same store sales. Same store unit sales for the three months ended September 30, 1999 increased 11.0% compared to the three month period ended September 30, 1998. The increase in our same store unit sales was primarily a result of the maturation of stores purchased or opened in late 1997, changes in marketing and promotions, and more efficient management resulting from separating our non-dealership operations. We anticipate future revenue growth will come from increasing the number of our dealerships and not from higher sales volumes at existing dealerships.

    Our Used Car Sales revenues increased by 40.4% for the three months ended September 30, 1999 over the same period ended September 30, 1998. The growth for this period reflects increases in the number of dealerships, increases in same store sales, and an increase in the average unit sales price. The Cost of Used Cars Sold increased by 35.1% for the three months ended September 30, 1999 over the same period ended September 30, 1998. The increase in The Cost of Used Cars Sold is attributed to the increase in the number of dealerships in operation and an increase in same store sales. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) increased by 47.8% for the three months ended September 30, 1999 over the same period ended September 30, 1998. The gross margin per car sold for the three months ended September 30, 1999 increased 10.4% over the three months ended September 30, 1998 primarily as a result of a management decision to increase the gross margin on each unit sold.

    Our average sales price per car increased by 4.9% for the three months ended September 30, 1999 over the three months ended September 30, 1998. The increase in the average sales price per car is a result of a small increase in the direct cost of the cars we sell and a management decision to increase the gross margin on each unit sold.

Provision for Credit Losses

    We record provisions for credit losses in our dealership operations and our non-dealership operations.

    Dealership Operations. Following is a summary of the Provision for Credit Losses from our dealership operations:

  Three Months Ended:                                       September 30,
                                                      --------------------------
                                                         1999          1998
                                                      ------------  ------------
  Provision for Credit Losses (in thousands)........   $   27,560    $   15,746
                                                      ============  ============
  Provision per contract originated.................   $    2,271    $    1,738
                                                      ============  ============
  Provision as % of Principal balances originated...        26.9%         22.2%
                                                      ============  ============

    The Provision for Credit Losses in our dealership operations increased by 75.0% in the three months ended September 30, 1999 over the three months ended September 30, 1998. The Provision for Credit Losses per unit originated at our dealerships increased by $533 or 30.7% in the three months ended September 30, 1999 over the three months ended September 30, 1998. When we changed how we structure securitizations for accounting purposes in the fourth quarter of 1998, we also changed the timing of providing for credit losses. For periods prior to the fourth quarter of 1998, we generally provided a Provision for Credit Losses of approximately 21% of the loan principal balance at the time of origination to record the loan at the lower of cost or market. However, as a consequence of our revised securitization structure, we will now be retaining securitized loans on our balance sheet for accounting purposes and recognizing income over the life of the contracts. We record a provision for credit losses of approximately 27% of the principal balance at the time of origination.

    Non-Dealership Operations. The provision for credit losses in our non-dealership operations increased by 226.1% to $1.8 million in the three months ended September 30, 1999 from $552,000 in the three months ended September 30, 1998. The increase was primarily due to the significant increase in loans under the Cygnet dealer program.

    See also "Allowance for Credit Losses" below.

Interest Income

    We generate Interest Income from both our dealership operations and our non-dealership operations.

    Dealership Operations. Interest Income consists primarily of interest on finance receivables from our dealership sales and income from Residuals in
Finance Receivables Sold from our securitization transactions that were structured as sale transactions for accounting purposes (Securitized Contract Sales). Interest Income increased by 330.4% to $19.8 million for the three months ended September 30, 1999 from $4.6 million for the three months ended September 30, 1998. The increase was primarily due to the increase in the average finance receivables retained on our balance sheet. Because prior to 1999 we structured most of our securitizations to recognize income as sales for accounting purposes, there were fewer receivables retained on our balance sheet and Interest Income was lower in these periods. See "Securitizations-Dealership Operations" below for additional discussion of our securitization transactions and our on balance sheet portfolio.

    A primary element of our sales strategy is to provide financing to our customers, almost all of whom are sub-prime borrowers. As summarized in the following table, we continue to increase the percentage of sales revenue financed, and the number of units sold and financed.

   Three Months ended:                                     September 30,
                                                        ---------------------
                                                          1999        1998
                                                        ---------   ---------
    Percentage of sales revenue financed..............     99.3%       96.5%
                                                        =========   =========
    Percentage of sales units financed................     99.3%       99.2%
                                                        =========   =========

    The average effective yield on finance receivables from our dealerships was approximately 25.9% for the three months ended September 30, 1999 and 25.8% for the three months ended September 30, 1998. Our policy is to charge 29.9% per year on our dealership contracts. However, in those states that impose interest rate limits, such as Texas and Florida, we charge the maximum interest rate permitted.

    Non-Dealership Operations. In our non-dealership operations, we generate interest income primarily from our Cygnet dealer program and from a loan we made to First Merchants as part of its bankruptcy proceedings. Interest Income from the First Merchants transaction increased by 25.4% to $370,000 for the three months ended September 30, 1999 from $295,000 for the three months ended September 30, 1998. The increase in interest income from the First Merchants transaction is primarily the result of a higher average balance on the First Merchants debtor in possession loan (DIP loan) for the three months period ended September 30, 1999 compared to the three months period ended September 30, 1998. We expect interest income from the DIP loan to decline as permanent payments are made on the principal of the loan. We anticipate receiving a permanent principal paydown of approximately $3.5 million on November 15, 1999, and expect that all but the most recent $2 million increase in the DIP loan may be paid in full by the end of the first quarter 2000.

    Interest from the Cygnet dealer program increased by 69.6% to $3.9 million for the three months ended September 30, 1999 from $2.3 million for the three months ended September 30, 1998. The increase in interest income in the Cygnet dealer program reflects a significant increase in the amount of loans outstanding during the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

    Arbitrage Income. During September of 1999, we recognized approximately $974,000 of arbitrage interest income from our investment in First Merchants. The arbitrage interest represents our retained portion of interest income on contracts that we purchased from First Merchants and sold to a third party. We retained a residual interest in these contracts. We had deferred recording our share of this interest income until the third quarter of this year when we resolved certain contingencies surrounding our investment in First Merchants. We expect that, going forward, we will record interest income on a quarterly basis for the life of the residual interest, currently expected to be approximately six months. Due to the rapid run-off of this residual interest, the amounts we record will be substantially lower in future periods with interest income estimated to be approximately $200,000 for the fourth quarter of 1999 and $100,000 in the first quarter of 2000. Actual amounts realized will depend on a variety of factors, including the balance of the outstanding portfolio and the collections thereon.

Gain on Sale of Loans

    Dealership Operations. The gain on sale of finance receivables we have recorded prior to the fourth quarter of 1998 was generated from securitizations that were structured as sale transactions. During the fourth quarter of 1998, we began structuring our securitization transactions as financings for accounting purposes (securitized borrowings) instead of sales transactions and, therefore, we have not recognized gains on the sale of loans from securitization transactions subsequent to the change. We recorded Gains on Sale of Loans related to Securitized Contract Sales of zero for the three months ended September 30, 1999 and $3.8 million during the three months ended September 30,

1998. See "Securitizations-Dealership Operations" below for a summary of the structure of our securitizations.

Servicing and Other Income

    We generate Servicing and Other Income from both our dealership operations and our non-dealership operations. A summary of Servicing and Other Income follows for the three months ended September 30, 1999 and 1998 (in thousands):

                               Dealership      Non-Dealership
                               Operations       Operations         Total
                              --------------   --------------  --------------
   September 30, 1999........  $      1,921      $     5,042    $      6,963
                              ==============   ==============  ==============
   September 30, 1998........  $      4,086      $     8,041    $     12,127
                              ==============   ==============  ==============

    Dealership Operations. Servicing and Other Income decreased by 53.0% to $1.9 million in the three months ended September 30, 1999 compared to the $4.1 million recognized in the three months ended September 30, 1998. We service the securitized contracts that were included in the Securitized Contract Sales transactions for monthly fees ranging from .25% to .33% of the beginning of month principal balances (3.0% to 4.0% per year). We do not, however, recognize service fee income on the contracts included in our Securitized Borrowings. The significant decrease in Servicing and Other Income is primarily due to the decrease in the principal balance of (1) contracts being serviced under the previous securitization structure and (2) a portfolio we service on behalf of a third party. We anticipate that our future Servicing and Other Income will continue to decline as the principal balance of the contracts serviced under the Securitized Contract Sales agreements and the third party portfolio continues to decrease.

    Non-Dealership Operations. Our Servicing and Other Income decreased 37.3% to $5.0 million in the three months ended September 30, 1999 compared to the $8.0 million recognized in the three months ended September 30, 1998. Our servicing fee is generally a percentage of the serviced portfolio principal balance (generally 3.25% to 4.0% per year) with a minimum fee per loan serviced (generally $14 to $17 per month). The decrease in our Servicing and Other income is due to a continued decrease in both the average principal balance and the number of loans under service by our bulk purchasing/loan-servicing segment. We have not entered into any loan servicing agreements thus far in 1999 and have reduced our bulk purchase and loan servicing operations, including the scheduled closure of our Aurora, Colorado servicing facility in December 1999. We do not have a current estimate for the cost of closing our Aurora, Colorado servicing facility. As our operations in this area wind down, we expect the average principal balance and number of loans under service in our bulk purchase and third party loan servicing operations, and consequently our servicing fee income from this segment, to continue to decrease, subject to the incentive compensation discussed below. However, we do not expect our costs associated with the servicing of these portfolios to decrease as quickly as these portfolios are declining.

    Under our agreements with First Merchants, we are entitled to certain incentive compensations in excess of our normal servicing fees once certain creditors of First Merchants have been paid in full. As of September 30, 1999, we had not recorded any fee income from these incentive provisions. We believe that the underlying portfolios expected to produce the excess servicing fees now have a performance history from which reasonable estimates of future performance can be made. Based on this, beginning in the fourth quarter of 1999, we expect to begin recording excess servicing fees and estimate that the total incentive compensation from this servicing agreement will range from $6.0 million to $8.0 million. Additionally, these estimated excess servicing fees are projected to be approximately $1.6 million in the fourth quarter of 1999. With the portfolio's expected decline in size, we expect these excess-servicing fees to decline on a pro-rata basis. Under current estimates, we believe that approximately 50% of these excess-servicing fees will be realized by December 31,2000.

    We also anticipate that we will receive a distribution of approximately $4.0 million in the near future from collections on charged of receivables held by First Merchants.

    In addition, our non-dealership operations have entered into a servicing agreement with another company that filed and subsequently emerged from bankruptcy. Under this servicing agreement, we are also entitled to incentive compensation in excess of our normal servicing fee after certain creditors are paid in full. However, based on this portfolio's historic performance, as of September 30, 1999, we do not expect to receive any excess servicing fees on this portfolio.

Income before Operating Expenses

    As a result of our continued expansion, Income before Operating Expenses grew by 27.9% to $48.2 million for the three months ended September 30, 1999 from $37.7 million for the three months ended September 30, 1998. Growth of Sales of Used Cars and Interest Income were the primary contributors to the increase.

Operating Expenses

    Operating Expenses consist of:
    o  Selling and Marketing Expenses,
    o  General and Administrative Expenses, and
    o  Depreciation and Amortization.

    A summary of operating expenses for our business segments for the three months ended September 30, 1999 and 1998 follows (in thousands):

                                            Dealership Operations                  Non-Dealership Operations
                                   ---------------------------------------   ---------------------------------------
                                                  Company                                   Cygnet
                                     Company     Dealership    Corporate       Cygnet        Loan        Corporate
                                   Dealerships  Receivables    and Other       Dealer      Servicing     and Other        Total
                                   -----------  ------------- ------------   ------------ ------------- ------------   ------------
1999:
Selling and Marketing.............  $    6,144    $     --     $       --     $       16    $     --     $       --      $   6,160
General and Administrative........      11,111       4,794          4,390          1,055       4,063            699         26,112
Depreciation and Amortization.....         919         279            565            112         373            210          2,458
                                   -----------  ------------- ------------   ------------ ------------- ------------   ------------
                                    $   18,174    $  5,073     $    4,955     $    1,183    $  4,436     $      909      $  34,730
                                   ===========  ============= ============   ============ ============= ============   ============
1998:
Selling and Marketing.............  $    5,242    $     --     $       --     $       59    $      8     $        7      $   5,316
General and Administrative........       8,133       4,380          4,334            575       6,585          2,774         26,781
Depreciation and Amortization.....         628         323            256             24         183             31          1,445
                                   -----------  ------------- ------------   ------------ ------------- ------------   ------------
                                    $   14,003    $  4,703     $    4,590     $      658    $  6,776     $    2,812      $  33,542
                                   ===========  ============= ============   ============ ============= ============   ============


    A summary of Selling and Marketing, General and Administrative and Depreciation and Amortization Expenses for the three months ended September 30, 1999 and 1998 as a percentage of Sales of Used Cars and Selling and Per Car Sold from our company dealership segment follows:

Three Months Ended:                                         September 30,
                                                        ----------------------
                                                          1999        1998
                                                        ----------  ----------
As Percent of Sales:
Selling and Marketing Expense ..........................    6.0%        7.1%
General and Administrative Expense......................   10.8%       11.1%
Depreciation and Amortization...........................    1.0%        1.0%

Per Car Sold:
Selling and Marketing Expense...........................  $  503      $ 574
General and Administrative Expense......................  $  909      $ 891
Depreciation and Amortization...........................  $   75      $  69

    Selling and Marketing Expenses. For the three months ended September 30, 1999 and 1998, Selling and Marketing Expenses consisted almost entirely of advertising costs and commissions relating to our dealership operations. Total Selling and Marketing Expenses increased by 15.9% to $6.2 million for the three months ended September 30, 1999 from $5.3 million for the three months ended September 30, 1998. The decrease in Selling and Marketing Expenses as a percentage of Sales of Used Cars and on a per unit basis is primarily due to an increase in the number of cars sold and an increase in the number of dealerships in operation for the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

    General and Administrative Expenses. For the three months ended September 30, 1999, total General and Administrative Expenses decreased by 2.6% to $26.1 million from $26.8 million for the three months ended September 30, 1998. The decrease in General and Administrative Expenses was primarily a result of consolidating our non-dealership operations. General and Administrative Expenses for our Dealership Operations increased 20.5% due to the addition of new dealerships and the expansion of infrastructure to administer the increased number of used car dealerships in operation.

     Depreciation and Amortization. Depreciation and Amortization consists of depreciation and amortization on our property and equipment and amortization of goodwill and trademarks. Depreciation and amortization increased by 70.1% to $2.5 million for the three months ended September 30, 1999 from $1.4 million for the three months ended September 30, 1998. The increase in 1999 was primarily due to depreciation on an increased dealership base, depreciation from our non-dealership operations, and an increase in software amortization of our investment in our integrated car sales and loan servicing system.

Interest Expense

    Interest expense increased by 326.7% to $6.4 million for the three months ended September 30, 1999 from $1.5 million for the three months ended September 30, 1998. The increase in the third quarter of 1999 was primarily due to increased borrowings under our Securitization Notes Payable, Notes Payable and Subordinated Notes Payable. The increased borrowings were used primarily to fund the increases in Finance Receivables.

Income Taxes

    Income taxes totaled $2.9 million for the three months ended September 30, 1999, and $1.1 million for the three months ended September 30, 1998. Our effective tax rate was 41.0% for the three months ended September 30, 1999 and 41.9% for the three months ended September 30, 1998.

Results of Operations for the Nine Months Ended September 30, 1999 and 1998

Sales of Used Cars and Cost of Used Cars Sold

Nine Months Ended:                                     September 30,
                                                   (Dollars in Thousands)
                                               -------------------------------
                                                   1999             1998
                                               -------------    --------------

Used Cars Sold (Units)........................       36,389            27,198
                                               =============    ==============

Sales of Used Cars............................   $  307,633       $   216,075
Cost of Used Cars Sold........................      173,429           125,085
                                               -------------    --------------
Gross Margin..................................   $  134,204       $    90,990
                                               =============    ==============

Gross Margin %................................        43.6%             42.1%
                                               =============    ==============

Per Unit Sold:
Sales of Used Cars............................   $    8,454       $     7,945
Cost of Used Cars Sold........................        4,766             4,599
                                               -------------    --------------
Gross Margin..................................   $    3,688       $     3,346
                                               =============    ==============

    The number of cars we sold (units) increased by 33.8% for the nine months ended September 30, 1999 over the same period in 1998. As previously mentioned, the increase in the number of cars sold is primarily a result of an increase in the number of dealerships in operation and an increase in same store sales. Same store unit sales for the nine months ended September 30, 1999 increased 6.8% compared to the nine month period ended September 30, 1998. The increase in our same store unit sales was primarily a result of the maturation of stores purchased or opened in late 1997, changes in marketing and promotions, and more efficient management resulting from separating our non-dealership operations. We anticipate future revenue growth will come from increasing the number of our dealerships and not from higher sales volumes at existing dealerships.

    Our Used Car Sales revenues increased by 42.4% for the nine months ended September 30, 1999 over the same period ended September 30, 1998. The growth for this period reflects increases in the number of dealerships in operation and the average unit sales price. The Cost of Used Cars Sold increased by 38.6% for the nine months ended September 30, 1999 over the same period ended September 30, 1998. The increase in the Cost of Used Cars Sold is primarily a result of an increase in the number of dealerships in operation and an increase in same store sales. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) increased by 47.5% for the nine months ended September 30, 1999 over the same period ended September 30, 1998. The gross margin per car sold for the nine months ended September 30, 1999 increased 10.2% over the nine months ended September 30, 1998, primarily as a result of a management decision to increase the gross margin on each car sold.

    Our average sales price per car increased by 6.4% for the nine months ended September 30, 1999 over the nine months ended September 30, 1998. The increase in the average sales price per car is a result of an increase in the direct cost of the cars we sell and an increase in the provision for credit losses recognized at the time of origination. On a per unit basis, the Cost of Used Cars Sold increased by 3.6% for the nine months ended September 30, 1999 over the nine months ended September 30, 1998 due to a small increase in the direct cost of the cars we sell.

Provision for Credit Losses

    We record provisions for credit losses in our dealership operations and our non-dealership operations.

    Dealership Operations. Following is a summary of the Provision for Credit Losses from our dealership operations:

Nine Months Ended:                                               September 30,
                                                           ---------------------------
                                                              1999           1998
                                                           ------------   ------------
Provision for Credit Losses (in thousands)...............   $   81,113      $  45,053
                                                           ============   ============
Provision per contract originated........................   $    2,240      $   1,674
                                                           ============   ============
Provision as percent of principal balances originated....        26.9%           21.7%
                                                           ============   ============

    The Provision for Credit Losses in our dealership operations increased by 80.0% in the nine months ended September 30, 1999 over the nine months ended September 30, 1998. The Provision for Credit Losses per unit originated at our dealerships increased by $566 or 33.8% in the nine months ended September 30, 1999 over the nine months ended September 30, 1998. The increase is primarily a result of the change in how we structure securitizations for accounting purposes.

    Non-Dealership Operations. The provision for credit losses in our non-dealership operations increased by 112.5% to $3.4 million in the nine months ended September 30, 1999 from $1.6 million in the nine months ended September 30, 1998. The increase was primarily due to the significant increase in loans under the Cygnet dealer program.

    See also "Allowance for Credit Losses" below.

Interest Income

    We generate Interest Income from both our dealership operations and our non-dealership operations.

    Dealership Operations. Interest Income consists primarily of interest on finance receivables from our dealership sales and income from Residuals in Finance Receivables Sold from our Securitized Contract Sales. Interest Income increased by 282.5% to $45.9 million for the nine months ended September 30, 1999 from $12.0 million for the nine months ended September 30, 1998. The increase was primarily due to the increase in the average finance receivables retained on our balance sheet. Because we structured most of our securitizations to recognize income as sales for accounting purposes prior to 1999, there were fewer receivables retained on our balance sheet and Interest Income was lower in these periods. See "Securitizations-Dealership Operations" below for additional discussion of our securitization transactions and our on balance sheet portfolio.

    A primary element of our sales strategy is to provide financing to our customers, almost all of whom are sub-prime borrowers. As summarized in the following table, we continue to increase the percentage of sales revenue financed, and the number of units sold and financed.

Nine Months Ended:                                     September 30,
                                            ------------------------------------
                                                 1999                 1998
                                            ---------------      ---------------
 Percentage of sales revenue financed.....      98.0%                96.1%
                                            ===============      ===============
 Percentage of sales units financed.......      99.5%                99.0%
                                            ===============      ===============

         The average effective yield on finance receivables from our dealerships was approximately 26.2% for the nine months ended September 30, 1999 and 25.2% for the nine months ended September 30, 1998.

    Non-Dealership Operations. Interest Income from the First Merchants transaction decreased by 33.5% to approximately $997,000 for the nine months ended September 30, 1999 from $1.5 million for the nine months ended September 30, 1998. This decrease is primarily the result of a lower average loan balance on our Note Receivable from First Merchants for the nine months ended September 30,1999 compared to the nine months ended September 30, 1998. During September of 1999, we also recognized approximately $974,000 of arbitrage interest income from our investment in FMAC. See "Results of Operations for the Three Months Ended September 30, 1999 and 1998 -- Interest Income" above for a description of this arbitrage interest income and our expectations with respect to future interest income from the DIP loan.

    Interest Income from the Cygnet dealer program increased by 93.2% to $11.4 million for the nine months ended September 30, 1999 from $5.9 million for the nine months ended September 30, 1998. The increase in interest income in the Cygnet dealer program reflects an increase in the amount of loans outstanding during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

Gain on Sale of Loans

    Dealership Operations. Because of the change in the way we structure our securitization transactions for accounting purposes in the fourth quarter of 1998, we no longer recognize gains on the sale of loans from securitization transactions. We recorded Gains on Sale of Loans related to Securitized Contract Sales of zero for the nine months ended September 30, 1999 and $12.1 million during the nine months ended September 30, 1998. See "Securitizations-Dealership Operations" below for a summary of the structure of our securitizations.

Servicing and Other Income

    We generate Servicing and Other Income from both our dealership operations and our non-dealership operations. A summary of Servicing and Other Income follows for the nine months ended September 30, 1999 and 1998 (in thousands):

                            Dealership     Non-Dealership
                            Operations       Operations         Total
                           ------------- ------------------ -------------
September 30, 1999........  $     7,290     $     16,969      $  24,259
                           ============= ================== =============
September 30, 1998........  $    12,238     $     13,488      $  25,726
                           ============= ================== =============

    Dealership Operations. Servicing and Other Income decreased by 40.4% to $7.3 million in the nine months ended September 30, 1999 compared to the $12.2 million recognized in the nine months ended September 30, 1998. As previously noted, we anticipate that our future Servicing and Other Income will decline as the principal balance of the contracts serviced under the Securitized Contract Sales agreements and the third party portfolio will continue to decrease.

    Non-Dealership Operations. Our Servicing and Other Income increased 25.8% to $17.0 million in the nine months ended September 30, 1999 compared to the $13.5 million recognized in the nine months ended September 30, 1998. Our Servicing and Other Income increased because our non-dealership operations did not begin servicing loans until April 1998. As previously noted, we have not entered into any loan servicing agreements in 1999 and expect that, except for certain incentive fee income, our servicing fee income will continue to decline as the principal balances of the portfolios that we are currently servicing decrease. See "Results of Operations for the Three Months Ended September 30, 1999 and 1998 -- Servicing and Other Income" above for a description of our expectations with respect to certain incentive fee income.

Income before Operating Expenses

    As a result of our continued expansion, Income before Operating Expenses grew by 31.2% to $133.3 million for the nine months ended September 30, 1999 from $101.6 million for the nine months ended September 30, 1998. Growth of Sales of Used Cars, Interest Income, and Servicing and Other Income were the primary contributors to the increase.

    A summary of operating expenses for our business segments for the nine months ended September 30, 1999 and 1998 follows (in thousands):

                                            Dealership Operations                Non-Dealership Operations
                                    -------------------------------------   -------------------------------------
                                                  Company                                 Cygnet
                                      Company    Dealership   Corporate       Cygnet       Loan        Corporate
                                    Dealerships  Receivables  and Other       Dealer     Servicing     And Other       Total
                                    -----------  -----------  -----------   -----------  -----------  -----------  ------------

1999:
    Selling and Marketing........     $ 18,577    $      --    $      --     $      75     $      3     $    --     $   18,655
    General and Administrative...       33,120       13,944       14,348         3,024       14,872        2,216        81,524
    Depreciation and Amortization        2,572          842        1,623           297        1,064          519         6,917
                                    -----------  -----------  -----------   -----------  -----------  -----------  ------------
                                      $ 54,269    $  14,786    $  15,971     $   3,396     $ 15,939     $  2,735    $  107,096
                                    ===========  ===========  ===========   ===========  ===========  ===========  ============
1998:
    Selling and Marketing........     $ 15,545    $      --    $      --     $     178     $     20     $     11    $   15,754
    General and Administrative...       23,559       13,215       10,412         1,651       10,785        4,068        63,690
    Depreciation and Amortization        1,856          972          706            69          336           31         3,970
                                    -----------  -----------  -----------   -----------  -----------  -----------  ------------
                                      $ 40,960    $  14,187    $  11,118     $   1,898     $ 11,141     $  4,110    $   83,414
                                    ===========  ===========  ===========   ===========  ===========  ===========  ============

    A summary of Selling and Marketing, General and Administrative and Depreciation and Amortization Expenses for the nine months ended September 30, 1999 and 1998 as a percentage of Sales of Used Cars and Selling and Per Car Sold from our company dealership segment follows:

Nine Months Ended:                                          September 30,
                                                        ----------------------
                                                          1999        1998
                                                        ----------  ----------
As Percent of Sales:
Selling and Marketing Expense.........................     6.0%        7.2%
General and Administrative Expense....................    10.8%       10.9%
Depreciation and Amortization.........................     1.0%        1.0%

Per Car Sold:
Selling and Marketing Expense.........................    $ 511       $ 572
General and Administrative Expense....................    $ 910       $ 866
Depreciation and Amortization.........................    $  71        $ 68

    Selling and Marketing Expenses. For the nine months ended September 30, 1999 and 1998, total Selling and Marketing Expenses consisted almost entirely of advertising costs and commissions relating to our dealership operations. Total Selling and Marketing Expenses increased by 18.4% to $18.7 million for the nine months ended September 30, 1999 from $15.8 million for the nine months ended September 30, 1998. The decrease in Selling and Marketing Expense as a percentage of Sales of Used Cars and on a per unit basis is primarily due to an increase in the number of cars sold and an increase in the number of dealerships in operation for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

    General and Administrative Expenses. For the nine months ended September 30, 1999, total General and Administrative Expenses increased by 27.9% to $81.5 million from $63.7 million for the nine months ended September 30, 1998. The increase in General and Administrative Expenses was primarily a result of an increase in the number of dealerships in operation, the addition of our bulk purchasing and loan servicing operations in the second quarter of 1998, the expansion of infrastructure to administer the increased number of used car dealerships in operation, and the growth of the Cygnet dealer program.

     Depreciation and Amortization. Depreciation and Amortization consists of depreciation and amortization on our property and equipment and amortization of goodwill and trademarks. Depreciation and amortization increased by 72.5% to $6.9 million for the nine months ended September 30, 1999 from $4.0 million for the nine months ended September 30, 1998. The increase in 1999 was primarily due to depreciation on an increased dealership base, depreciation from our non-dealership operations, and an increase in software amortization of our investment in our integrated car sales and loan servicing system.

Interest Expense

    Interest expense increased by 261.4% to $15.9 million for the nine months ended September 30, 1999 from $4.4 million for the nine months ended September 30, 1998. The increase for the nine months ended September 30, 1999 was primarily due to increased borrowings under our Securitization Notes Payable, Notes Payable and Subordinated Notes Payable. The increased borrowings were used primarily to fund the increases in Finance Receivables. See "Financial Position" below.

Income Taxes

    Income taxes totaled $4.2 million for the nine months ended September 30, 1999, and $5.6 million for the nine months ended September 30, 1998. Our effective tax rate was 40.9% for the nine months ended September 30, 1999 and 40.6% for the nine months ended September 30, 1998.

Discontinued Operations

    We recorded a pre-tax charge to discontinued operations totaling approximately $9.1 million (approximately $5.6 million, net of income taxes) during the first quarter of 1998 related to the closure of our branch office network. In addition, we recorded a $6.0 million charge (approximately $3.6 million, net of income taxes) during the third quarter of 1998 due primarily to higher than anticipated loan losses and servicing expenses. The charges we recorded to Discontinued Operations represent the total estimated net loss we expect to realize from the branch office network closure. As a result, there was no income or loss from Discontinued Operations for the nine months ended September 30, 1999.

Financial Position

     Total assets increased by 51.1% to $522.6 million at September 30, 1999 from $346.0 million at December 31, 1998. The increase was due primarily to an increase in Finance Receivables of $193.2 million to $356.4 million at September 30, 1999 from $163.2 million at December 31, 1998. Our dealership operations' Finance Receivables increased approximately $195.6 million due primarily to the change in our securitization structure, and our non-dealership operations' Finance Receivables decreased approximately $2.4 million primarily as a result of the runoff of the bulk purchasing/loan servicing portfolio.

    We financed the increases in assets primarily through additional borrowings, represented by increases in Notes Payable. Notes Payable increased by $163.3 million to $280.6 million at September 30, 1999 from $117.3 million at December 31, 1998. The increase in our Notes Payable is attributable to an increase of $8.3 million in our revolving line of credit, which totaled approximately $60.0 million at September 30, 1999, compared to $51.8 million at December 31, 1998. Our Securitization Notes Payable increased by $134.3 million as a result of securitization transactions we closed in April and August 1999. Our Note Payable Collateralized by the Common Stock of our Securitization Subsidiaries increased by $23.8 million as a result of a loan obtained from an unrelated third party in May 1999. We also repaid $3.4 million in mortgage loans from an unrelated finance company.

    Growth in Finance Receivables. As a result of our continued expansion, contract receivables managed by our dealership operations have continued to increase. The following table reflects the growth in period end balances of our dealership operations measured in terms of the principal amount and the number of contracts outstanding.

                                                      Total Contracts Outstanding - Dealership Operations
                                                           (In thousands, except number of contracts)
                                                    September 30, 1999                    December 31, 1998
                                             ----------------------------------   ----------------------------------
                                                Principal         Number of          Principal        Number of
                                                  Amount          Contracts           Amount          Contracts
                                             -----------------  ---------------   ----------------  ----------------
Managed Portfolio...........................   $    427,439          68,420        $     292,683         49,601
Less:  Portfolios Securitized and Sold......         95,457          22,546              198,747         37,186
                                             ----------------   ---------------   ----------------  ----------------
Total Retained Principal....................   $    331,982          45,874        $      93,936         12,415
                                             =================  ===============   ================  ================

    In addition to the loan portfolio summarized above, we also service loan portfolios totaling approximately $56.6 million ($19.3 million for Kars and $37.3 million from branch office originations) as of September 30, 1999 and $121.2 million ($47.9 million for Kars and $73.3 million from branch office originations) as of December 31, 1998.

                Total Contracts Originated/Purchased - Dealership
              Operations (In thousands, except number of contracts
                             and average principal)

                                                         Three Months Ended         Nine Months Ended
                                                            September 30,             September 30,
                                                       ------------------------  --------------------------
                                                          1999          1998         1999          1998
                                                       ------------  ----------  ------------ -------------
Principal Amount....................................... $ 102,599    $  71,027   $   301,430   $   207,643
Number of Contracts....................................    12,137        9,058        36,211        26,915
Average Principal...................................... $   8,453    $   7,841   $     8,324   $     7,715

    Finance Receivable principal balances generated or acquired by our dealership operations during the three months period ended September 30, 1999 increased by 44.5% to $102.6 million from $71.0 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, Finance Receivables increased by 45.2% to $301.4 million from $207.6 million for the nine months ended September 30, 1998. The increase in average principal financed is due to the increase in our average sales price per car sold.

     Our non-dealership operations began servicing loans on behalf of First Merchants in April 1998, and began servicing additional loan portfolios on behalf of other third parties throughout 1998. At September 30, 1999, our non-dealership bulk purchasing/loan servicing operations were servicing a total of approximately $273.9 million in finance receivables (approximately 47,000 contracts) compared to $587.3 million in finance receivables (approximately 80,000 contracts) at December 31, 1998.

    Cygnet dealer's net investment in finance receivables purchased from two third party dealers totaled approximately $9.0 million representing approximately 21.2% of Cygnet dealer's net finance receivables portfolio as of September 30, 1999. We did not have any other third party dealer loans that exceeded 10% of our Cygnet dealer finance receivable portfolio as of September 30, 1999.

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

    The following table reflects activity in the Allowance for our dealership operations, as well as information regarding charge off activity for the three and nine months ended September 30, 1999 and 1998, in thousands.

                                                             Three Months Ended               Nine Months Ended
                                                               September 30,                    September 30,
                                                       -------------------------------  -------------------------------
                                                            1999            1998            1999             1998
                                                       ---------------  --------------  --------------  ---------------
Allowance Activity:
Balance, Beginning of Period.........................    $    66,905     $      5,950     $    24,777    $     10,356
Provision for Credit Losses..........................         27,560           15,746          81,113          45,053
Allowance on Acquired Loans..........................          3,835               --           3,835              --
Reduction Attributable to Loans Sold.................             --          (14,068)             --         (44,785)
Net Charge Offs......................................        (17,602)          (2,056)        (29,027)         (5,052)
                                                       ---------------  --------------  --------------  ---------------
Balance, End of Period...............................    $    80,698     $      5,572     $    80,698    $      5,572
                                                       ===============  ==============  ==============  ===============
Allowance as a Percent of Period End Balances........           24.3%           18.5%           24.3%            18.5%
                                                       ===============  ==============  ==============  ===============
Charge off Activity:
Principal Balances...................................    $   (22,030)    $     (2,665)    $   (36,610)   $     (7,001)
Recoveries, Net......................................          4,428              609           7,583           1,949
                                                       ---------------  --------------  --------------  ---------------
Net Charge Offs......................................    $   (17,602)    $     (2,056)    $   (29,027)  $      (5,052)
                                                       ===============  ==============  ==============  ===============
Net Charge Offs as a Percent of Average Principal
   Outstanding.......................................            6.0%            4.2%           13.4%             8.6%
                                                       ===============  ==============  ==============  ===============
Average Principal Balance Outstanding................    $   292,452     $     48,872     $   216,447    $     58,503
                                                       ===============  ==============  ==============  ===============

    The Allowance on contracts from dealership operations was 24.3% of the outstanding principal balances as of September 30, 1999 and 26.4% of outstanding principal balances as of December 31, 1998. We changed the structure of our securitization transactions for accounting purposes in the fourth quarter of 1998, which resulted in us retaining the securitized loans from securitization transactions closed subsequent to the third quarter of 1998. We increased the provision for credit losses to approximately 27% of the principal balance for loans originated beginning in the fourth quarter of 1998 as we intend to hold the balance sheet portfolio for investment and not for sale.

    A Summary of the Allowance on contracts from non-dealership operations follows:

                                                                           Non-Dealership Operations
                                                        -----------------------------------------------------------------
                                                                 September 30,                    December 31,
                                                        --------------------------------  -------------------------------
                                                             1999            1998             1998             1997
                                                        ---------------  ---------------  ---------------  --------------
As Percent of Period End Balances:
     Allowance........................................            7.3%             3.5%             3.9%            3.8%
     Non-refundable discount and security deposits....           33.6%            28.6%            29.9%           26.0%
                                                        ===============  ===============  ===============  ==============
     Total Allowance, discount and security deposits..           40.9%            32.1%            33.8%           29.8%
                                                        ===============  ===============  ===============  ==============

    Even though a contract is charged off, we continue to attempt to collect the contract. Recoveries as a percentage of principal balances charged off from dealership operations averaged 20.1% for the three months ended September 30, 1999 compared to 22.9% for the three months ended September 30, 1998. Such recoveries for the nine month periods ended September 30, 1999 and 1998 averaged 20.7% and 27.8%, respectively. Recoveries as a percentage of principal balances charged off from non-dealership operations averaged 33.4% for the three months ended September 30, 1999 compared to 35.7% for the three months ended September 30, 1998. Such recoveries for the nine month periods ended September 30, 1999 and 1998 averaged 33.0% and 30.7%, respectively.

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

    The following table sets forth as of October 31, 1999, the cumulative net charge offs as a percentage of original contract cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customers before charge off. The table also shows the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).

          POOL'S CUMULATIVE NET LOSSES AS PERCENTAGE OF POOL'S ORIGINAL
                           AGGREGATE PRINCIPAL BALANCE

                             Monthly Payments Completed by Customer Before Charge Off
                             -------------------------------------------------------------------------

                  Orig.        0        3        6       12        18       24      TLI      Reduced
               ------------- ------  -------- -------- --------  -------  -------  -------  ----------
1994:
1st Quarter     $     6,305   3.4%     10.0%    13.4%    17.9%    20.3%    20.9%    21.0%      100.0%
2nd Quarter     $     5,664   2.8%     10.4%    14.1%    19.6%    21.5%    22.0%    22.1%      100.0%
3rd Quarter     $     6,130   2.8%      8.1%    12.0%    16.3%    18.2%    19.1%    19.2%      100.0%
4th Quarter     $     5,490   2.4%      7.6%    11.2%    16.4%    19.3%    20.2%    20.3%      100.0%
1995:
1st Quarter     $     8,191   1.6%      9.1%    14.7%    20.4%    22.7%    23.6%    23.8%      100.0%
2nd Quarter     $     9,846   2.0%      8.5%    13.3%    18.1%    20.7%    22.1%    22.5%      100.0%
3rd Quarter     $    10,106   2.5%      7.9%    12.2%    18.8%    22.1%    23.5%    24.1%       99.9%
4th Quarter     $     8,426   1.5%      6.6%    11.7%    18.1%    22.4%    24.0%    24.5%       99.8%
1996:
1st Quarter     $    13,635   1.6%      8.0%    13.7%    20.6%    24.7%    26.0%    27.0%       99.6%
2nd Quarter     $    13,462   2.2%      9.2%    13.4%    21.9%    25.8%    27.5%    28.8%       98.6%
3rd Quarter     $    11,082   1.6%      6.8%    12.4%    21.2%    25.3%    27.5%    28.5%       97.1%
4th Quarter     $    10,817   0.6%      8.4%    15.8%    24.7%    29.0%    30.8%    31.8%       95.4%
1997:
1st Quarter     $    16,279   2.1%     10.5%    17.7%    24.3%    29.3%    31.6%    32.5%       92.6%
2nd Quarter     $    25,875   1.5%      9.9%    15.8%    22.7%    27.4%    29.6%    29.9%       87.0%
3rd Quarter     $    32,147   1.4%      8.4%    13.2%    22.4%    26.9%        x    28.9%       82.0%
4th Quarter     $    42,529   1.4%      6.8%    12.5%    21.8%    26.2%        x    27.3%       77.2%
1998:
1st Quarter     $    69,708   0.9%      6.9%    13.4%    20.9%        x       --    25.6%       70.9%
2nd Quarter     $    66,908   1.1%      8.0%    14.2%    22.0%        x       --    24.3%       61.4%
3rd Quarter     $    71,027   1.0%      8.0%    13.4%        x       --       --    21.9%       52.7%
4th Quarter     $    69,583   0.9%      6.7%    13.4%        x       --       --    18.4%       40.3%

1999:
1st Quarter     $   102,733   0.8%      7.7%        x       --       --       --    12.6%       27.4%
2nd Quarter     $    96,098   1.2%         x       --       --       --       --     7.0%       12.0%
3rd Quarter     $   102,599      x        --       --       --       --       --     0.6%        1.2%

    The following table sets forth the principal balances 31 to 60 days delinquent, and 61 to 90 days delinquent as a percentage of total outstanding contract principal balances from dealership operations.

                                     Retained   Securitized    Managed
                                   ----------   -----------  ------------
            September 30, 1999:
            31 to 60 days..........    6.0%         9.4%          6.8%
            61 to 90 days..........    3.1%         4.7%          3.5%
            December 31, 1998:
            31 to 60 days..........    2.3%         5.2%          4.6%
            61 to 90 days..........    0.5%         2.2%          1.9%

    In accordance with our charge off policy, there are no accounts more than 90 days delinquent as of September 30, 1999 and December 31, 1998.

    Delinquencies increased primarily because of turnover at our collection centers and a new repossession practice implemented in the second quarter of 1999. Because of our initiatives and the return of staffing to prior levels, delinquencies after September 30, 1999 have been improved by over 1% and we expect that trend to continue. However, there can be no assurance that delinquencies will continue to decline.

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

    Residuals in Finance Receivables Sold. The residuals are a component of Finance Receivables and represent our retained interest in the Finance Receivables included in our Securitized Contract Sales. We utilize a number of assumptions to determine the initial value of the Residuals in Finance Receivables Sold. The Residuals in Finance Receivables Sold represent the present value of the expected net cash flows of the trusts formed to hold the securitized receivables using the out of the trust method. The net cash flows out of the trusts are the collections on the loans in the trusts in excess of the principal and interest payments due on the senior certificates issued by the trusts and certain other trust expenses. The assumptions used to compute the Residuals in Finance Receivables Sold include, but are not limited to:

    o  charge off rates,
    o  repossession recovery rates,
    o  portfolio delinquency,
    o  prepayment rates, and
    o  trust expenses.

    The Residuals in Finance Receivables Sold are adjusted monthly to approximate the present value of the expected remaining net cash flows out of the trusts. If actual cash flows on a securitization are below our original estimates, and those differences appear to be other than temporary in nature, we are required to revalue Residuals in Finance Receivables Sold and record a charge to earnings based upon the reduction. The cumulative net loss at origination assumption inherent in the securitization transactions we entered into in 1996 and 1997 is approximately 27.5%. For the securitizations that we completed during the nine month period ended September 30, 1998, net losses were estimated using total expected cumulative net losses at loan origination of approximately 29.0%. The remaining net charge offs in our Residuals in Finance Receivables Sold as a percentage of the remaining principal balances of securitized contracts was approximately 15.3% as of September 30, 1999, compared to 22.0% as of December 31, 1998. Because we now structure our securitization transactions to retain the Finance Receivables securitized, we will no longer be adding to our Residuals in Finance Receivables Sold. Further, the remaining
Residuals in Finance Receivables Sold that were originated under our prior method will continue to decline as the underlying loan portfolios mature. Consequently, the remaining net charge offs in our Residuals in Finance Receivables Sold as a percentage of the remaining principal balances of securitized contracts will continue to decline as the related loan portfolios mature. The balance of the Residuals in Finance Receivables sold was $19.6 million at September 30, 1999 and $33.3 million as of December 31, 1998. We classify the residuals as "held-to-maturity" securities in accordance with SFAS No. 115.

    Spread Account Requirements. We maintain a spread account under our securitization agreements. The spread account is a reserve account that would be used to repay the senior certificates on notes issued by the trusts (Class A securities) in the event collections on a particular pool of finance receivables was insufficient to make the required payments. At the time a securitization transaction is entered into, our securitization subsidiary makes an initial cash deposit into the spread account, generally equivalent to 4% to 6% of the initial underlying Finance Receivables principal balance, and pledges this cash to the spread account. The trustee then makes additional deposits to the spread account out of collections on the securitized receivables as necessary to maintain the spread account at a specified percentage, ranging from 6.0% to 10.5%, of the underlying Finance Receivables' principal balance. The trustee will not make distributions to the securitization subsidiaries on the subordinate interests unless:

   o   the spread account has the required balance,
   o the required periodic payments to the Class A security holders are current, and
   o   the trustee, servicer and other administrative costs are current.

    Under our existing securitizations, we are required to maintain certain cash balances in the spread accounts. Generally, our securitization trusts operate independently. These balances vary by trust and may change based on the level of delinquencies and charge offs of the loans in the respective trust. At September 30, 1999, primarily due to an increase in delinquencies, the targeted spread account balance for one trust was increased and the actual balance was $2.4 million under the increased specified levels. After September 30, 1999, the targeted spread account balance for four other trusts were also increased and actual balances in the spread accounts for these trusts cumulatively were $13.6 million under the increased specified levels. While these increased targeted spread account requirements continue, collections on receivables in these trusts in excess of amounts required to pay the senior certificates, our servicing fees, and certain other amounts will be used to satisfy the increased spread account amount and will not be distributed to us. Because of the normal reduction of the portfolios in these trusts, and our expectation that delinquency levels will decrease, we expect the targeted spread account balances for these trusts to return to their prior levels within the first quarter of 2000, and at that time any accumulated excess cash will be released.

    Based on its historical performance and its current delinquency levels, a termination event is expected to occur on one trust in December 1999. When a termination event occurs, the party controlling the trust has the right to remove us as servicer although we do not currently expect that this will occur. Further, as this trust has paid down to less that 10% of its original balance it is subject to a "clean-up" call, meaning, we can buy the remaining interest. We expect to repurchase the remaining interest (contracts) in the trust in the fourth quarter of 1999 or in the first quarter of 2000. While this trust will pay a scheduled distribution on November 15, 1999, should the termination event occur or it not be immediately repurchased, we will not receive any further cash distributions related to our residual interests in this trust until repurchase does occur.

    We also maintain spread accounts for the securitization transactions that were consummated by our discontinued operations. For the same reason noted above, we have been required to increase the spread account balance by $200,000 on one trust and since then a termination event has occurred on this trust. We expect to repurchase this trust by the end of the first quarter of 2000. Another trust is currently subject to termination but is expected to be repurchased on November 15, 1999. We will not receive any further cash distributions from these trusts until repurchase.

    All our trusts are administered independently and only certain trusts are affected by these events. For those affected, it is estimated that the amount of cash distributions postponed to future periods will approximate $2 to $3 million per month over the next three to five months. We believe that the increased payments expected from the First Merchants transaction as described above will exceed the estimated amount of cash payments that will be postponed. Therefore, we do not believe that the delay in receiving these cash distributions and our purchase of certain trusts will have a material adverse effect on our financial status.

    However, while our delinquency levels are currently improving and we expect to purchase certain trusts, there can be no assurance that delinquencies will continue to improve, that spread account balances will be able to return to prior levels, that cash distributions will begin from these trusts, or that financial conditions will not change and make the absence of these cash distribution's material to us.

    Certain financial information regarding securitizations. During August 1999 we closed a Securitized Borrowing transaction in which we securitized approximately $123.3 million of contracts and issued approximately $87.5 million of Class A securities. In the second quarter of 1999 we closed a Securitized Borrowing transaction in which we securitized $119.7 million of contracts, issuing $87.4 million in Class A securities. During the first three quarters of 1998, we securitized $222.8 million in contracts, issuing $161.1 million in Class A securities, and $61.7 million in residual interests. We recorded the carrying value of the related Residuals in Finance Receivables Sold at $36.5 million for the first three quarters of 1998. Due to the change in the structure of our securitization transactions, we did not record any Residuals in Finance Receivables for the securitization transaction we closed in April or August of 1999.

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

    We fund our capital requirements primarily through:

    o  operating cash flow,
    o our revolving facility with General Electric Capital Corporation (GE Capital),
    o  securitization transactions,
    o  supplemental borrowings, and
    o  occasionally, equity offerings.

    While to date we have met our liquidity requirements as needed, there can be no assurance that we will be able to continue to do so in the future. See "Securitizations -- Dealership Operations" for a discussion of potential liquidity concerns arising because of an increase in delinquencies in our securitization transactions.

Operating Cash Flow

    Net Cash Provided by Operating Activities increased by $111.7 million in the nine months ended September 30, 1999 to $114.1 million compared to the nine months ended September 30, 1998 of $2.5 million. The change in inventory and accounts payable and accrued expenses contributed to the increase in operating cash flow for the quarter. The changes in the Net Cash Provided by Operating activities and Net Cash Used in Investing Activities is largely due to a change in classification of portfolio activity related to the change in the structure of our securitization transactions. Under our old structure contracts were held for sale and, consequently, Finance Receivable purchases and related sales proceeds were considered operating activities. Under our revised structure, contracts are held for investment and such purchases are considered investing activities.

    Net Cash Used in Investing Activities increased by $277.7 million to $280.3 million in the nine months ended September 30, 1999 compared to $2.6 million of Net Cash Provided by Investing Activities in the nine months ended September 30, 1998. The increase in Cash Used in Investing Activities is primarily due to increases in purchases of Finance Receivables, net decreases in Cash advanced under our Notes Receivable, which were offset by increased collections of Finance Receivables and Notes Receivable.

    Net Cash Provided by Financing Activities increased by $148.7 million to $150.0 million in the nine months ended September 30, 1999 compared to $1.3 million of Net Cash Used in Financing Activities in the nine months ended September 30, 1998. The increase is due to increases in Notes Payable, net of increases in repayments of Notes Payable and the acquisition of Treasury Stock.

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

    However, an amount up to $3.0 million of the borrowing capacity under the revolving facility is not available at any time while our guarantee to the purchaser of contracts acquired from First Merchants is outstanding. The revolving facility expires in September 2000 and contains a provision that requires us to pay GE Capital a termination fee of $200,000 if we terminate the revolving facility prior to the expiration date. We secure the facility with substantially all of our assets.

    As of September 30, 1999, our borrowing capacity under the revolving facility was $89.8 million, the aggregate principal amount outstanding under the revolving facility was approximately $60.0 million, and the amount available to be borrowed under the facility was $29.8 million. The revolving facility bears interest at the 30-day LIBOR plus 3.15%, payable daily (total rate of 8.44% as of September 30, 1999).

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

    The revolving facility also provides that an event of default will occur if Mr. Ernest C. Garcia II owns less than 15.0% of our voting stock. Mr. Garcia owned approximately 32.1% of our common stock at September 30, 1999.

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

    Securitizations generate cash flow for us from:

   o  the sale of Class A securities,
   o  ongoing servicing fees, and
   o  excess  cash  flow   distributions  from  collections  on  the  contracts
       securitized  after:
       o  payments on the Class A securities sold to third party investors,
       o  payment of fees, expenses, and insurance premiums, and
       o required deposits to the spread account.

    In August 1999, we closed a securitization transaction through Greenwich Capital. Under this transaction, we securitized approximately $123.3 million of contracts and issued approximately $87.5 million of Class A securities with an annual interest rate of 6.45%.

    In April 1999, we closed a securitization transaction through Greenwich Capital. Under this transaction, we securitized approximately $119.7 million of contracts and issued approximately $87.4 million of Class A securities with an annual interest rate of 5.7%.

    Securitization also allows us to fix our cost of funds for a given contract portfolio. Failure to regularly engage in securitization transactions will adversely affect us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securitizations--Dealership operations" for a more complete description of our securitization program.

Supplemental Borrowings

    Verde Debt. Prior to our public offering in September 1996, we historically borrowed substantial amounts from Verde Investments, Inc. (Verde), which is owned by our Chairman, Ernest C. Garcia II. The Subordinated Notes Payable balances outstanding to Verde totaled $8.0 and $10.0 million as of September 30, 1999 and as of December 31, 1998. Under the terms of this note, we are required to make monthly payments of interest and annual payments of principal in the amount of $2.0 million. These borrowings accrue interest at an annual rate of 10.0%. Except for the debt incurred related to our exchange offer, this debt is junior to all of our other indebtedness and we may suspend interest and principal payments if we are in default on obligations to any other creditors. In July 1997, our Board of Directors approved the prepayment of the total balance of the Verde subordinated debt after the earlier of the following:

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

    We issued the debentures at a premium of approximately $3.9 million over the market value of the shares of our common stock that were exchanged for the debentures. Accordingly, the debt was recorded at $13.6 million on our balance sheet. The premium will be amortized over the life of the debentures and results in an effective annual interest rate of approximately 18.8%. We can redeem all or part of the debentures at any time, subject to the subordination provision of the debentures. The balance of the subordinated debentures was $14.1 million at September 30, 1999.

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

    On May 14, 1999, we borrowed approximately $38.0 million from an unrelated party for a term of three years maturing on May 1, 2001 (Residual Loan).The note calls for monthly principal payments of generally not less than $500,000 plus interest at a rate equal to LIBOR plus 550 basis points. The loan is secured by our Residuals in Finance Receivables Sold and certain Finance Receivables.

    Debt Shelf Registration. In 1997, we registered up to $200 million of our debt securities under the Securities Act of 1933. There can be no assurance that we will be able to use this registration statement to sell debt securities, or successfully register and sell other debt securities in the future.

Capital Expenditures and Commitments

    During the three months ended September 30, 1999, we opened four new dealerships and acquired four dealerships and one reconditioning center from DCT of Ocala. In the second quarter of 1999, we opened one new dealership. In the fourth quarter of 1999 we completed negotiations with Virginia Auto Mart to obtain five dealerships and a loan portfolio of approximately $8.0 million. We also have an additional three dealerships under development. The direct cost of opening a dealership is primarily a function of whether we lease a facility or construct a facility. A leased facility costs approximately $650,000 to develop, while a facility we construct costs approximately $1.7 million. In addition, we require capital to finance the portfolio that we carry on our balance sheet for each store. It takes approximately $2.2 million in cash to support a typical stabilized store portfolio with our existing 65% advance rate under our GE facility. Additionally, it takes approximately 30 months for a store portfolio to reach a stabilized level.

    We intend to finance the construction of new dealerships and the DIP facility financing through operating cash flows and supplemental borrowings, including amounts available under the revolving facility and the securitization program.

    Matters Relating to First Merchants. On July 11, 1997, we entered into an agreement to provide debtor in possession financing to First Merchants (DIP Facility). As of September 30, 1999, the maximum commitment on the DIP facility was $11.5 million and the outstanding balance on the DIP facility totaled $11.9 million. When First Merchants defaulted on the DIP facility, we negotiated a settlement agreement with them that has increased our funding obligation by $2.0 million, subject to satisfaction of certain conditions, and in exchange for other concessions. These conditions were satisfied in August 1999 and the loan is no longer in default. The total amount outstanding on the additional $2.0 million is approximately $600,000. We anticipate paydowns on the DIP financing to begin in the near future and expect that FMAC will pay all but the most recent $2.0 million increase by the end of the first quarter of 2000. We believe that we will begin to record certain incentive fee income from the First Merchants transaction in the fourth quarter of 1999. We also anticipate that we will receive a distribution of approximately $4.0 million on November 15, 1999 from collections on charged off receivables held by First Merchants. These payments should be sufficient to offset the reduction in cash distributions from our securitization transactions over the next 3 to 5 months. See "Securitizations - Dealership Operations" above.

    In the past, we reported that we entered into agreements with certain of the banks from which we purchased First Merchants' senior bank debt to pay them additional consideration, up to the amount of the discount we received on the purchase of the bank debt, if First Merchants makes cash payments or issues notes at market rates to its unsecured creditors and equity holders in excess of 10% of their allowed claims in First Merchants' bankruptcy proceedings. In the third quarter of 1999, we repurchased the warrants that were previously issued to this group of banks and these contingent claims for consideration of approximately $612,000.

    Common Stock Repurchase Program. During the first quarter of 1999, we repurchased approximately 928,000 shares of our common stock for $5.2 million under our first stock repurchase program. We have repurchased a total of one million shares of our common stock under the program, which is the total number of shares the Board of Directors authorized under that program. In April 1999, our Board of Directors authorized, subject to certain conditions and lender approval, a second stock repurchase program that would allow us to repurchase up to 2.5 million additional shares of our common stock. Purchases may be made depending on market conditions, share price, and other factors. During the third quarter of 1999 we repurchased an additional 66,325 shares for $497,000.

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

    Our Year 2000 compliance program consists of:

   o identification and assessment of critical computer programs, hardware and and other business equipment and systems,
   o  remediation and testing,
   o assessment of the Year 2000 readiness of our critical suppliers, vendors and business partners, and
   o  contingency planning.

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

Costs

    We currently estimate that remediation and testing of our business systems will cost between $2.4 million and $2.7 million. Most of these costs will be expensed and funded by our operating line of credit. Costs incurred as of September 30, 1999 approximate $2.4 million, including approximately $231,000 of internal payroll costs, substantially all of which have been charged to general and administrative expense. Costs incurred in the nine month period ended September 30, 1999 approximate $970,000. We incurred costs of approximately $265,000 in the comparable period in 1998. We believe costs associated with developing and implementing contingency measures will not be material to our operating results. The scheduled completion dates and costs associated with the various components of our Year 2000 compliance program described above are estimates and are subject to change.

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

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which becomes effective for us January 1, 2001. We believe the adoption of SFAS No. 133 will not have a material impact on us.

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

    Our financial instruments consist primarily of fixed rate finance receivables, residual interests in pools of fixed rate finance receivables, short term variable rate revolving Notes Receivable, and variable and fixed rate Notes Payable. Our finance receivables are classified as subprime loans and generally bear interest at the lower of 29.9% or the maximum interest rate allowed in states that impose interest rate limits. At September 30, 1999, the scheduled maturities on our finance receivables range from one to 52 months with a weighted average maturity of 31.3 months. The interest rates we charge our customers on finance receivables has not changed as a result of fluctuations in market interest rates, although we may increase the interest rates we charge in the future if market interest rates increase. A large component of our debt at September 30, 1999 is the Collateralized Notes Payable (senior and junior securities) issued under our securitization program. Issuing debt through our securitization program allows us to mitigate our interest rate risk by reducing the balance of the variable revolving line of credit and replacing it with a lower fixed rate note payable. We are subject to interest rate risk on fixed rate Notes Payable to the extent that future interest rates are higher than the interest rates on our existing Notes Payable.

    We believe that our market risk information has not changed materially from December 31, 1998.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

    We sell our cars on an "as is" basis. We require all customers to acknowledge in writing on the date of sale that we disclaim any obligation for vehicle-related problems that subsequently occur. Although we believe that these disclaimers are enforceable under applicable laws, there can be no assurance that they will be upheld in every instance. Despite obtaining these disclaimers, in the ordinary course of business, we receive complaints from customers relating to vehicle condition problems as well as alleged violations of federal and state consumer lending or other similar laws and regulations. Most of these complaints are made directly to us or to various consumer protection organizations and are subsequently resolved. However, customers occasionally name us as a defendant in civil suits filed in state, local, or small claims courts. Additionally, in the ordinary course of business, we are a defendant in various other types of legal proceedings, and are the subject of regulatory or governmental investigations. Although we cannot determine at this time the amount of the ultimate exposure from such matters, if any, we, based on the advice of counsel, do not expect the final outcome to have a material adverse effect on our financial position.

Item 2.  Changes in Securities and Use of Proceeds.

(a)      None
(b)      None
(c)      None
(d)      Not Applicable

Item 3.  Defaults Upon Senior Securities.

    As a result of an increase in delinquencies, we recently obtained a waiver to a technical covenant breach under our Residual Loan. In addition, we obtained a waiver to a technical breach of a financial ratio covenant resulting from the change in structures of our securitizations transactions under another loan.

Item 4. Submission of Matters to a Vote of Security Holders.

    None

Item 5.  Other Information.

    On July 26, 1999, Gregory B. Sullivan, President, Chief Operating Officer and a director of Ugly Duckling, was appointed Chief Executive Officer by our Board of Directors. Mr. Sullivan replaced Ernest C. Garcia II, who remains as Chairman of the Board and our largest stockholder with over 32% of Ugly Duckling's stock.

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits
        Exhibit 10.1 --  Amendment No. 5 to  the  Amended  and  Restated   Motor
           Vehicle and Installment Contract Loan and Security Agreement between General Electric Capital Corporation and Registrant dated August 16, 1999

        Exhibit 10.1(a) -- Amendment No. 6 to the Amended and Restated Motor Vehicle and Installment Contract Loan and Security Agreement between General Electric Capital Corporation and Registrant dated August 27, 1999

        Exhibit 10.2 -- Third Amendment to Credit and Security Agreement between Registrant and First Merchants, dated as of August 2, 1999

        Exhibit 10.3 -- Amendment to Loan Agreement between Registrant and each of the Kayne Anderson related Lenders named therein, dated September 30, 1999

        Exhibit 11 -- Statement regarding computation of per share earnings (see note 5 of Notes to condensed consolidated Financial Statements)

        Exhibit 27 -- Financial Data Schedule

        Exhibit 99 --Statement Regarding Forward Looking Statements and Risk Factors

    (b) Reports on Form 8-K.

    During the third quarter of 1999, the Company filed one report on Form 8-K dated August 26, 1999 to report the acquisition of four dealerships in Orlando, Florida and a loan portfolio of approximately $15.0 million. In addition, after the third quarter of 1999, the Company has filed one report on Form 8-K, dated November 8, 1999, to report the acquisition of five dealerships in Richmond, Virginia and a loan portfolio of approximately $8.0 million.

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

Date:  November 15, 1999

                                                   EXHIBIT INDEX

 Exhibit
 Number                                      Description
10.1 Amendment No. 5 to the Amended and Restated Motor Vehicle and Installment Contract Loan and Security Agreement between General Electric Capital Corporation and Registrant dated August 16, 1999
10.1(a)Amendment No. 6 to the Amended and Restated Motor Vehicle and Installment
          Contract Loan and Security Agreement between General Electric Capital Corporation and Registrant dated August 27, 1999
10.2 Third Amendment to Credit and Security Agreement between Registrant and First Merchants, dated as of August 2, 1999
10.3 Amendment to Loan Agreement between Registrant and each of the Kayne Anderson related Lenders named therein, dated September 30, 1999
11     Statement  regarding  computation of per  share  earnings  (see note 5 of
          Notes to Condensed Consolidated Financial Statements)
27     Financial Data Schedule
99     Statement Regarding Forward Looking Statements and Risk Factors