Form 10-K
period 1999-12-31
UGLY DUCKLING CORP
filed 2000-04-03
CIK 1012704

THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON MARCH 30, 2000 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION
================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to _____________.

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

       (Registrant's telephone number, including area code) (602) 852-6600

Securities registered pursuant to Section 12(b) of the Act:

          Title of Class              Name of each Exchange on which registered
          --------------              -----------------------------------------
12% Subordinated Debentures Due 2003           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

       Title of Class                 Name of each Exchange on which registered
       --------------                 -----------------------------------------
Common Stock, $.001 par value                  The Nasdaq Stock Market


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of common stock held by non-affiliates of the registrant was approximately $80,689,000.

              Applicable Only to Registrants Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                   (Applicable Only to Corporate Registrants)
      As of March 15, 2000, there were 14,929,552 shares of common stock of the Registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
             Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders currently scheduled for May 23, 2000 are incorporated by reference into Part III

================================================================================

                            Ugly Duckling Corporation

                                TABLE OF CONTENTS

                   For the fiscal year ended December 31, 1999

                                                                                              Page

  PART I

       Item 1       Business................................................................    1
       Item 2       Properties..............................................................    5
       Item 3       Legal Proceedings.......................................................    5
       Item 4       Submission Of Matters To A Vote Of Security Holders.....................    5
       Item 4A      Executive Officers Of The Registrant....................................    5
  PART II

       Item 5       Market For The Registrant's Common Equity Securities And Related
                    Stockholder Matters.....................................................    7
       Item 6       Selected Consolidated Financial Data....................................    8
       Item 7       Management's Discussion And Analysis Of Financial Condition And
                    Results Of Operations...................................................   10
       Item 7A      Quantitative And Qualitative Disclosures About Market Risk..............   29
       Item 8       Consolidated Financial Statements And Supplementary Data................   30
       Item 9       Changes In And Disagreements With Accountants On Accounting And
                    Financial Disclosures...................................................   54
  PART III

       Item 10      Directors And Executive Officers Of The Registrant......................   54
       Item 11      Executive Compensation..................................................   54
       Item 12      Security Ownership Of Certain Beneficial Owners And Management..........   54
       Item 13      Certain Relationships And Related Transactions..........................   54
  PART IV

       Item 14      Exhibits, Consolidated Financial Statement Schedules, And Reports On
                    Form 8-K................................................................   55
  Signatures................................................................................   60



                                     PART I

                               ITEM 1 -- BUSINESS

Principal Line of Business

We operate the largest chain of buy here-pay here car dealerships in the United States. At December 31, 1999, we operated 72 dealerships located in eleven large markets from coast to coast. We have one line of business: to sell and finance quality used vehicles to customers within what is generally referred to as the sub-prime segment of the used car market.

      Our business is divided into three operating segments. Information about our operating segments can be found in Note (18) of the Notes to Consolidated Financial Statements beginning on page 36. Operating segment information is also included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Segment Information" beginning on page 14. We have revised the composition of our operating segments as a result of the discontinuance of our Cygnet Dealer and bulk purchasing and third party loan servicing lines of business. See "Discontinued Operations" below. As a result, we have restated our segment information for all periods included in Note (18) of the Notes to Consolidated Financial Statements contained herein.

      We commenced operations through various entities beginning in 1989. Ugly Duckling Corporation was formed in 1992 and was reincorporated in Delaware in 1996.

               Overview of Used Car Sales and Finance Industry (1)

Used Car Sales and Financing

      Used car retail sales typically occur through either manufacturer's franchised new car dealerships that sell used cars or through independent used car dealerships. The market for used car sales in the United States is significant and has steadily increased over the past five years. There are over 19,000 franchised and 56,000 independent used car dealers in the United States.

      The automobile financing industry is the third-largest consumer finance market in the country, after mortgage debt and credit card revolving debt. This industry is served by such traditional lending sources as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and buy here-pay here dealers. In general, the industry is categorized according to the type of car sold (new versus used) and the credit characteristics of the borrower. Based on these credit characteristics, credit worthiness classifications have evolved generally ranging from A through D, with the D classification representing those customers being the least credit worthy. The C and D, or sub-prime segment, is comprised of customers who typically have limited credit histories, low incomes or past credit problems. This sub-prime market segment alone is estimated to grow over the next two years from the current 1999 estimate of $136 billion to $143 billion, an increase of 5.1%. Of the C and D total market, independent used car dealerships provide approximately $59 billion of total retail sales, or 43.4%.

      We are a buy here-pay here dealer and participate in the sub-prime segment of the independent used car sales and finance market. Buy here-pay here dealers typically offer their customers certain advantages over more traditional financing sources, including:

o  expanded credit opportunities;
o flexible payment terms, including structuring loan payment due dates as weekly or biweekly, often coinciding with a customer's payday; and
o the ability to make payments in person at the dealerships. This is an important feature to many sub-prime borrowers who may not have checking accounts or are otherwise unable to make payments by the due date through use of the mail due to the timing of paydays.









--------
     (1) The industry statistical information presented in this section from information provided to us by CNW Marketing/Research of Bandon, Oregon.

                     Company Dealership (Retail) Operations

Aggressive Growth in Dealership Sites

      We commenced dealership operations in 1992 with the acquisition of two dealerships in Arizona. At December 31, 1996, we had expanded to 8 dealerships, all in Arizona. Beginning in 1997, we expanded aggressively through a combination of de novo dealership developments and acquisitions. Acquisitions in 1997 and 1999 added 38 dealerships in ten new markets outside of Arizona. Since 1996, we have also developed a total of 26 de novo sites in existing markets.

The following table summarizes, by market for the last three years, the number of dealerships we had in operation:


                                        Dealerships, by Market

                    --------------------------------------------------------
                          1999               1998                1997
                    -----------------   ---------------     ----------------
Los Angeles......          12                   8                    6
Phoenix..........           9                   9                    7
San Antonio......           9                   9                    7
Atlanta..........           9                   9                    5
Tampa............           9                   8                    5
Dallas...........           7                   6                    3
Richmond.........           5                  --                   --
Orlando..........           4                  --                   --
Tucson...........           3                   3                    3
Albuquerque......           3                   3                    2
Las Vegas........           2                   1                    1
Miami............          --                  --                    2
                    -----------------   ---------------     ----------------
                           72                  56                  41
                    =================   ===============     ================

Retail Car Sales

      We distinguish our dealership (retail) operations from those of typical buy here-pay here dealers through our:

o   dedication to customer service,      o   advertising and marketing programs,
o   larger inventories of used cars,     o   upgraded facilities, and
o   network of multiple locations,       o   centralized purchasing.

      Our dealerships are generally located in high visibility, high traffic commercial areas, and tend to be newer and cleaner in appearance than other buy here-pay here dealerships. These characteristics help promote our image as a friendly and reputable business. We believe this image, coupled with our widespread brand name recognition, enables us to attract customers who might otherwise visit another buy here-pay here dealer.

      Each dealership is run by a general manager who has responsibility for the operations of the dealership facility, including:

o   underwriting and approval of sales and loan originations,    o  profitability of the dealership,
o   hiring, training, and performance of dealership employees,   o  post-sale customer relations, and
o   inventory maintenance,                                       o  the appearance and condition of the facility.

      Our dealerships generally maintain an average inventory of 50 to 150 used cars and feature a wide selection of makes and models (with ages generally ranging from 4 to 7 years) and a range of sale prices. This inventory allows us to meet the tastes and budgets of a broad range of potential customers. We acquire our inventory from new or late-model used car dealers, used car wholesalers, used car auctions, and customer trade-ins. In making purchases, we take into account each car's retail value, longevity, and the costs of buying, reconditioning, and delivering the car for resale. After purchase, cars are generally delivered to one of our 15 inspection centers, where they are inspected and reconditioned for sale.

Used Car Financing

      We finance substantially all of the used cars that we sell at our dealerships through retail installment loan contracts. Subject to the discretion of our dealership or sales managers, potential customers must meet our formal underwriting guidelines before we will agree to finance the purchase of a car. In connection with each sale, we require our customers to complete a credit application. Our employees then analyze and verify the customer application information, which contains employment and residence histories, income information, references, and other information regarding the customer's credit history.

      Our credit underwriting process takes into account the ability of our managers to make sound judgments regarding the extension of credit to sub-prime borrowers and to personalize financing terms to meet the needs of individual customers. For example, we may schedule loan payments to coincide with the customer's paydays, whether weekly, biweekly, semi-monthly, or monthly.

Monitoring and Collections

      One of our goals is to minimize credit losses through close monitoring of loans in our portfolio. When a car sale is completed, the loan is automatically added to our loan servicing database. Our monitoring and collections staff then use our collection software to monitor the performance of the loans.

      The collection software provides us with, among other capabilities, up-to-date activity reports, allowing prompt identification of customers whose accounts have become past due. Our early detection of a customer's delinquent status, as well as our commitment to working directly with our customers, allows us to identify and address payment problems quickly, and reduce the chance of credit loss.

      Unlike most other used car dealership chains or automobile finance companies, we permit our customers to make payments on their loans in person at any of our dealerships or at any of our collection facilities. Payments received at our dealerships currently account for more than 60% of monthly loan receipts.

Integrated Computer System

      We manage all the operations of our inspection centers, dealerships, loan service centers, and our accounting and reporting functions with a single integrated computer system. When a used car is purchased, the system automatically adds the car to inventory and records the appropriate entries in our accounting system. Reconditioning costs also are subsequently tracked for each car. With the generation of a sales contract, the system automatically adds the loan to our loan servicing and collections database and records the sale, cost of sale, inventory, loan and all related entries in our accounting system. We use both local and wide-area data and voice communication networks that allow us to account for all purchase and sale activity centrally and to service large volumes of loans from one of our four centralized servicing facilities. Concurrently, we retain the capability and flexibility that allows our customer to make payments at any of our dealership locations. We also have developed comprehensive databases and sophisticated management tools, including static pool analysis, to analyze customer payment history and loan performance, and to monitor underwriting effectiveness.

       Primarily as a result of acquisitions, for 1997 and substantially all of 1998, we managed our operations on four different computer systems. In September and October 1998 and February 1999, we converted operations to our single integrated computer system.

Advertising and Marketing

      In general, our advertising campaigns emphasize our ability to provide financing to most sub-prime borrowers, our multiple locations, and our wide selection of quality used cars. We believe that our marketing approach creates brand name recognition and promotes our image as a professional, yet approachable, business. We use television, radio, billboard, and print advertising, as well as an Internet site at www.uglyduckling.com to market our dealerships. We also operate a loan-by-phone program using our toll-free telephone number of 1-800-THE-DUCK. Substantially all our marketing materials are produced in both English and Spanish.

      A primary focus of our marketing strategy is our ability to finance consumers with poor credit histories. Consequently, we have initiated innovative marketing programs designed to attract sub-prime borrowers, assist these customers in establishing good credit, reward those customers who pay on time, develop customer loyalty, and increase referral and repeat business.

Internet Activity

      In 1999, we began to accept credit inquiries via the Internet on our web site at www.uglyduckling.com. Credit inquiries received over the web are reviewed by our employees, who then contact the customers and schedule appointments. This "clicks and mortar" approach has increased our internet sales dramatically during 1999, with internet based applications spawning sales totaling $1.5 million, $2.6 million and $3.9 million for the second, third and fourth quarter of 1999, respectively. Thus far in 2000, this trend has continued. We are in the process of developing new strategies to increase internet application levels and enhance closing ratios, and believe sales activity via the internet will increasingly become a complimentary method of expanding our base of operations.

Securitization Program

     We periodically securitize our loan portfolio as a significant source of capital to finance our business. Historically we have applied two methods in structuring these transactions. For the quarter ended September 30, 1998 and for prior periods, we structured and recorded securitization transactions for accounting purposes using what we refer to as the "gain on sale" method. After September 30, 1998, we changed the way we structured and recorded securitization transactions for accounting purposes to what we refer to as the "collateralized borrowing" method. The application of these two methods in structuring and recording securitization transactions result in materially different accounting entries on our books and our results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Significant Developments."

Discontinued Operations

       In December 1999, the Company sold its Cygnet Dealer Finance (CDF) subsidiary to an entity controlled by Ernest C. Garcia II, Chairman and principal shareholder of the Company for approximately $37.5 million, the book value of the Company's investment in CDF. As a result of the sale, CDF has been reclassified as discontinued operations for 1999 and all preceding years. See Note (2) of the Notes to Consolidated Financial Statements for further discussion of the sale of CDF.

      Effective December 31, 1999, we adopted a formal plan to abandon any efforts to acquire third party loans or servicing rights to additional third party portfolios. Accordingly, our Cygnet Servicing and the associated Cygnet Corporate segment are reported as components of discontinued operations. The Company plans to complete servicing the portfolios that it currently services.

      In 1994, we acquired Champion Financial Services, Inc., an independent automobile finance company. In April 1995, we initiated an aggressive plan to expand Champion's branch office network and, by December 31, 1997, we operated 83 branch offices across the country. In February 1998, we announced our plan to close the branch office network and exited this line of business in the first quarter of 1998. See Note (2) of the Notes to Consolidated Financial Statements for further discussion of our discontinued operations.

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

Employees

      At February 29, 1999, we employed approximately 2,700 persons, with 1,750, 780 and 170 employed in the operation of our retail, portfolio and corporate segments, respectively. None of our employees are covered by a collective bargaining agreement.

Seasonality

      Historically, we have experienced higher same store revenues in the first two quarters of the year than in the latter half of the year. We believe that these results are due to seasonal buying patterns resulting in part because many of our customers receive income tax refunds during the first half of the year, which are a primary source of down payments on used car purchases.

                              ITEM 2 -- PROPERTIES

      As of December 31, 1999, we leased substantially all of our facilities. Facilities operated currently include 72 dealerships, 15 inspection centers, 4 loan administration and collection facilities that service our loan portfolio, and our corporate office. Our corporate administrative office is located in Phoenix, Arizona.

                           ITEM 3 -- LEGAL PROCEEDINGS

      We sell our cars on an "as is" basis. We require all customers to acknowledge in writing on the date of sale that we disclaim any obligation for vehicle-related problems that subsequently occur. Although we believe that these disclaimers are enforceable under applicable laws, there can be no assurance that they will be upheld in every instance. Despite obtaining these disclaimers, in the ordinary course of business, we receive complaints from customers relating to vehicle condition problems as well as alleged violations of federal and state consumer lending or other similar laws and regulations. Most of these complaints are made directly to us or to various consumer protection organizations and are subsequently resolved. However, customers occasionally name us as a defendant in civil suits filed in state, local, or small claims courts. Additionally, in the ordinary course of business, we are a defendant in various other types of legal proceedings. Although we cannot determine at this time the amount of the ultimate exposure from these lawsuits, if any, based on the advice of counsel we do not expect the final outcome to have a material adverse effect on the Company.

          ITEM 4-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                 ITEM 4A -- EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Information Concerning Chairman of the Board and our Executive Officers as of March 2000.

             Name           Age                 Position
--------------------------- ---   -------------------------------------------------------
Ernest C. Garcia II........  42   Chairman of the Board
Gregory B. Sullivan........  41   President, Chief Executive Officer  and Director
Steven T. Darak............  52   Senior Vice President and Chief Financial Officer
Donald L. Addink...........  50   Senior Vice President and Treasurer
Steven A. Tesdahl..........  40   Senior Vice President and Chief Information Officer
Jon D. Ehlinger............  42   Vice President, General Counsel and Secretary

     Ernest C. Garcia II has served as our Chairman of the Board since 1992. Mr. Garcia served as Chief Executive Officer from 1992 to 1999, and served as President from 1992 to 1996. Mr. Garcia is also a significant stockholder of Ugly Duckling, owning approximately 32.2% of our stock at December 31, 1999. Mr. Garcia is President of Verde Investments, Inc. (Verde), a real estate investment corporation that is also an affiliate of ours. See below "Involvement in Certain Legal Proceedings by Directors and Executive Officers."

     Gregory B. Sullivan was appointed Chief Executive Officer in July 1999. Mr. Sullivan has served as our President since March 1996. In 1998, Mr. Sullivan was elected to our Board of Directors. Mr. Sullivan has also served as President of Ugly Duckling Car Sales, Inc. since December 1996. From 1995 through February 1996, Mr. Sullivan was a consultant to us. Mr. Sullivan formerly served as President and principal stockholder of an amusement game manufacturing company that he co-founded in 1989 and sold in 1994. Prior to 1989, Mr. Sullivan was involved in the securities industry and practiced law with a large Arizona firm. He is an inactive member of the State Bar of Arizona. Mr. Sullivan's sister is married to John N. MacDonough, another member of our Board of Directors.

     Steven T. Darak has served as our Senior Vice President and Chief Financial Officer since February 1994. From June 1993 through January 1994, Mr. Darak was a consultant to us. From 1989 to January 1994, Mr. Darak owned and operated

Champion Financial Services, Inc., a used car finance company we acquired in early 1994. Prior to 1989, Mr. Darak served in various positions in the banking industry and in public accounting.

     Donald L. Addink has served as our Senior Vice President and Treasurer since November 1998. From 1995 to November 1998, he served as our Vice President
- Senior Analyst. From 1988 to 1995, Mr. Addink served as Executive Vice President of Pima Capital Co., a life insurance holding Company. Prior to 1988, Mr. Addink served in various capacities with a variety of insurance companies. Mr. Addink is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.

      Steven A. Tesdahl has served as the Senior Vice President and Chief Information Officer for the Company since September of 1997. From 1993 to 1997, Mr. Tesdahl was a partner with Anderson Consulting, a leading global provider of business integration consulting services. Prior to 1993, Mr. Tesdahl was an Associate Partner with Anderson Consulting.

      Jon D. Ehlinger has served as our Vice President, General Counsel and Secretary since July 1999, joining us in 1998 as the General Counsel for Ugly Duckling Car Sales and Finance Corporation. Prior to 1998, Mr. Ehlinger was in-house counsel for almost thirteen years for a major financial institution. Mr. Ehlinger is licensed to practice law in Arizona and has also worked for two Arizona law firms.

      Our officers are elected each year at the first meeting of our Board of Directors subsequent to our annual meeting of shareholders, currently scheduled for May 23, 2000. Our officers hold office until their successors are chosen and qualified or until their earlier retirement, resignation, or removal. Except as summarized above, there is no family relationship among any of our officers and directors.

(b)  Involvement  in  Certain  Legal  Proceedings  by  Directors  and  Executive
Officers.

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

                                    Market Price
                                --------------------
                                  High        Low
                                --------    --------

          Fiscal Year 1998:
          First Quarter....... $  10.88      $ 6.31
          Second Quarter...... $  12.69      $ 8.00
          Third Quarter....... $   9.13      $ 4.63
          Fourth Quarter...... $   6.00      $ 4.25
          Fiscal Year 1999:
          First Quarter....... $   6.50      $ 4.25
          Second Quarter...... $   7.69      $ 5.13
          Third Quarter....... $   9.00      $ 6.88
          Fourth Quarter...... $   8.88      $ 6.81

      On March 16, 2000, the last reported sale price of the common stock on NASDAQ was $8.00 per share. On March 16, 2000, there were approximately 75 record owners of our common stock. We estimate that as of such date there were approximately 14,929,552 beneficial owners of our common stock.

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

      1998 Exchange Offer. In the fourth quarter of 1998, we issued a total of approximately $17.5 million of our 12% subordinated debentures due 2003 in exchange for approximately 2.7 million shares of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Supplemental Borrowings -- Exchange Offer." Beginning on March 2, 1999, the debentures became listed and trade on the American Stock Exchange under the ticker symbol UGY.

      2000 Exchange Offer. On February 22, 2000, we commenced an exchange offer to acquire up to 2.5 million shares of our common stock in exchange for up to $27.5 million principal amounts of 11% Subordinated Debentures due 2007. On March 22, 2000, the offer was extended and currently expires April 13, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Supplemental Borrowings -- 2000 Exchange Offer."

       Note Issuance. On November 8, 1999, we issued a note in the amount of $2.7 million to Virginia Auto Mart as consideration for the purchase of certain assets, including five used car dealerships and related vehicle inventory, and a loan portfolio of approximately $6.8 million. The note bears interest at a rate of 7.5% per annum and is payable in September 2000. In the event that we default on payment of the note, the holder of the note will have the right to convert the note into shares of our common stock equal to the lesser of:

o a number of shares equal to the amount outstanding under the note divided by the closing price of our common stock as of the default date; or
o  446,872 shares.

The note was issued under the private placement exemption of Section 4(2) of the Securities Act of 1933.

                 ITEM 6 -- SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth our selected historical consolidated financial data for each of the years in the five-year period ended December 31, 1999. The selected annual historical consolidated financial data for 1999, 1998, 1997, 1996, and 1995 are derived in part from our consolidated financial statements audited by KPMG LLP, independent auditors. For additional information, see our consolidated financial statements included elsewhere in this report. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain information presented below under the captions: "Other Operating Data", "Segment Operating Expense Data", "Balance Sheet Data" and "Loan Portfolio Data" is unaudited.

                                                                  Years Ended December 31,
                                          ------------------------------------------------------------
                                              1999         1998        1997       1996         1995
                                          ----------  -----------  ----------  ----------  -----------
                                               ($ in thousands except units and per share amounts)
Statement of Operations Data:
Sales of Used Cars....................... $  389,908  $   287,618  $  123,814   $  53,768    $  47,824
Less:
      Cost of Used Cars Sold.............    219,037      165,282      72,358      29,890       27,964
      Provision for Credit Losses........    102,955       65,318      22,354       9,657        8,359
                                         -----------  -----------  ----------   ---------    ---------
                                              67,916       57,018      29,102      14,221       11,501
                                         -----------  -----------  ----------   ---------    ---------
Other Income:
Interest Income..........................     68,574       17,287      12,559       8,597        8,227
Portfolio Interest Expense...............     14,597        2,860         175          --           --
                                         -----------  -----------  ----------   ---------    ---------
     Net Interest Income.................     53,977       14,427      12,384       8,597        8,227
Gain on Sale of Loans....................         --       12,093       6,721       3,925           --
Servicing and Other Income...............      7,472       15,481      12,325       2,537          308
                                          ----------  -----------  ----------   ---------    ---------
     Total Other Income..................     61,449       42,001      31,430      15,059        8,535
                                          ----------  -----------  ----------   ---------    ---------
Income before Operating Expenses.........    129,365       99,019      60,532      29,280       20,036
Operating Expenses:
Selling and Marketing ...................     23,132       18,246      10,538       3,585        3,856
General and Administrative ..............     81,570       69,894      39,414      14,210       13,446
Depreciation and Amortization............      6,948        4,912       3,148       1,382        1,225
                                          ----------  -----------  ----------   ---------   ----------
      Operating Expenses.................    111,650       93,052      53,100      19,177       18,527
                                          ----------  -----------  ----------   ---------    ---------
Income before Other Interest Expense.....     17,715        5,967       7,432      10,103        1,509
Interest Expense from Subordinated Debt..      3,028          161         531       2,429        5,328
                                          ----------  -----------  ----------   ---------    ---------
Earnings (Loss) before Income

      Taxes                                   14,687        5,806       6,901       7,674       (3,819)
Income Taxes ............................      6,000        2,351       2,820         694           --
                                          ----------  -----------  ----------   ---------    ---------
Earnings (Loss)  from Continuing

      Operations......................... $    8,687  $     3,455  $    4,081   $   6,980    $  (3,819)
                                          ==========  ===========  ==========   =========    ==========

Earnings (Loss) per Common Share from
   Continuing Operations:
Basic                                     $     0.58       $ 0.19  $     0.23   $    0.89   $    (0.69)
                                          ==========       ======  ==========   =========   ==========
Diluted                                   $     0.57       $ 0.19  $     0.22   $    0.84   $    (0.69)
                                          ==========       ======  ==========   =========   ==========
Shares used in Computation:
Basic Weighted Avg. Shares Outstanding...     15,093       18,082      17,832       7,887        5,522
                                          ==========  ===========  ==========   =========   ==========
Diluted Weighted Avg. Shares Outstanding.     15,329       18,405      18,234       8,298        5,522
                                          ==========  ===========  ==========   =========   ==========
                                                                                            (Continued)


                                                                               Years Ended December 31,
                                                -------------------------------------------------------------   -------------
                                                      1999            1998            1997           1996            1995
                                                --------------  --------------  -------------- --------------   -------------
                                                         ($ in thousands, except per car sold and per share amounts)
Other Operating Data:
Total Revenues...............................   $   465,954      $  332,479      $   155,419    $    68,827     $      56,359
Number of Used Cars Sold ....................        46,120          35,964          16,636          7,565              7,383
Open Dealerships - End of Year...............           72              56              41              8                  8
Avg. Units Sold per Dealership/Month.........            64              63              79             78                 79
Sales price - Per Car Sold...................   $    8,454      $    7,997      $    7,443     $    7,107      $       6,478
Cost of Sales - Per Car Sold.................    $    4,749      $    4,595      $    4,349     $    3,951      $       3,787
Gross Margin - Per Car Sold..................    $    3,705      $    3,402      $    3,094     $    3,156      $       2,691
Provision - Per Car Sold.....................    $    2,232      $    1,816      $    1,344     $    1,276      $       1,132
Interest Income per Car Sold.................    $    1,487      $      481      $      755     $    1,136      $       1,114
Total Operating Exp. - Per Car Sold..........    $    2,420      $    2,587      $    3,192     $    2,535      $       2,509
Cost of Used Cars as Percent of Sales........        56.2%           57.5%           58.4%          55.6%              58.5%
Gross Margin as Percent of Sales.............        43.8%           42.5%           41.6%          41.4%              41.5%
Provision as % of Originations...............        26.9%           23.6%           19.1%          19.7%              22.9%
Total Operating Exp. - % of Total Revenue            24.0%           28.0%           34.2%          27.9%              32.9%
Segment Operating Expense Data:
Retail Expense - Per Car Sold................    $    1,550      $    1,574      $     1,760    $    1,347      $       1,432
Retail Expense - % of Used Car Sales.........        18.3%           19.7%            23.7%         19.0%              22.1%
Corporate/Other Exp. - Per Car Sold..........    $      417      $      462      $       625    $      564      $         425
Corp. & Other Exp. - % of Total Revenue......         4.1%            5.0%             6.7%          4.9%               5.6%
Loan Servicing Exp. As % of End of Period
    Managed Principal........................         4.9%            6.8%             4.6%          6.2%              10.6%
Balance Sheet Data:
Finance Receivables, Net.....................    $  365,586      $  126,168      $   60,778     $   14,186      $      27,732
Inventory....................................    $   62,865      $   44,145      $   32,372     $    5,464      $       6,329
Total Assets.................................    $  536,711      $  337,281      $  275,633     $  117,629      $      60,712
Notes Payable - Retained Portfolio...........    $  275,774      $  101,732      $   65,171     $   12,904      $      35,201
Subordinated Notes Payable...................    $   28,611      $   37,980      $   12,000     $   14,000      $      14,553
Total Debt...................................    $  340,941      $  155,611      $   77,171     $   26,904      $      49,754
Common Stock.................................    $  173,292      $  173,828      $  172,622     $   82,612      $         127
Treasury Stock...............................    $  (20,321)     $  (14,510)             --             --                 --
Total Stockholders' Equity...................    $  165,680      $  162,767      $  181,774     $   82,319      $       4,884
Common Shares Outstanding - End of Year              14,888          15,841          18,521         13,327              5,580
Book Value per Share.........................   .                $   10.28       $    9.81      $    6.18       $      (0.92)
Tangible Book Value per Share................    $   10.17       $    9.35       $    8.93      $    6.02       $      (0.97)
Total Debt to Equity.........................           2.1             1.0             0.4            0.3               10.1
Loan Portfolio Data:
Interest Income..............................    $   68,574      $   17,287      $   12,559     $    8,597      $       8,227
Avg. Yield on Portfolio......................        26.0%           25.8%           26.7%          29.2%              28.0%
Principal Balances Originated................    $  382,335      $  277,226      $   116,830    $   48,996      $      36,568
Principal Balances Originated as % of Sales          98.1%           96.4%           94.4%          91.1%              76.5%
Principal Balances Acquired..................    $   21,460              --      $   55,400             --                 --
Number of Loans Originated...................        45,756          35,560          16,001          6,929              6,129
Average Original Amount Financed                 $    8,356      $    7,796      $    7,301     $    7,071      $       5,966
Number of Loans Originated as % of Units Sold
                                                     99.2%           98.9%           96.2%            91.6%            83.0%
Number of Loans Acquired.....................         5,129              --          13,251             --                 --
Managed Portfolio Delinquencies:
    31 to 60 days............................         5.7%            4.6%            3.6%           5.0%               2.2%
    Over 60 days.............................         2.9%            2.1%            1.5%           1.7%               1.4%
Principal Outstanding - Managed..............    $  424,480      $  292,683      $  293,990     $   58,730       $     34,265
Principal Outstanding - Retained.............    $  358,818      $   93,936      $   55,965     $    7,068       $     34,226

                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this discussion and analysis we explain our general financial condition and results of operations. In particular, we analyze and explain the significant annual changes in the consolidated results of operations as well as significant annual changes for our retail, portfolio and corporate segments. As you read this discussion, you should refer to our Consolidated Financial Statements beginning on page 30, which contain our financial condition at December 31, 1999 and 1998 and the results of our operations for years ended December 31, 1999, 1998, and 1997.

Overview

     We have experienced a number of significant events during the past three years. Some of the more important events follow:

   During 1997 we:
   o completed a private placement of common stock in February 1997 generating $88.7 million in cash,
   o completed a conversion of one of our loan servicing systems. We experienced various transitional problems with the conversion, which resulted in a charge of $5.7 million (approximately $3.4 million net of income taxes) to write down our residuals in finance receivables sold,
   o completed three significant acquisitions and developed new dealerships to increase our total number of dealerships in operation from eight at December 31, 1996 to 41 at December 31, 1997, and
   o expanded our dealership chain from two markets to ten markets at the end of 1997.

   During 1998 we:
   o closed our branch office network, resulting in two significant charges to discontinued operations totaling $15.1 million, approximately $9.2 million, net of income taxes (an additional charge of $1.5 million net of income taxes was taken in the fourth quarter of 1999),
   o completed the conversion of our retail operations to a single computer system,
   o developed 15 new dealerships to increase our total number of dealerships in operation from 41 at December 31, 1997 to 56 at December 31, 1998, and
   o  completed   an   exchange  offer   whereby  we  issued  $17.5  million  in
          subordinated debentures and repurchased approximately 2.7 million shares of our common stock.

    During 1999 we:
   o completed the conversion of loan portfolio administration, accounting and financial reporting, and collections to a single computer system,
   o completed two acquisitions and developed new dealerships to increase our total number of dealerships in operation from 56 at December 31, 1998 to 72 at December 31, 1999,
   o completed the sale of Cygnet Dealer Finance, Inc. to Cygnet Capital Corporation, an affiliate of Mr. Garcia, and
   o adopted a formal plan to discontinue the operations of our Cygnet Servicing subsidiary operations.

     Other Significant Developments - The Company uses securitization of its loan portfolio as a significant source of capital to finance its growth. Historically we have applied two methods in structuring these transactions that result in materially different accounting entries on our books. As financial results reported herein include periods where both securitization structures were utilized, the following explanation is provided to facilitate an understanding of the material impact these separate structures have had on financial results.

     September 30, 1998 and prior. For the securitization transactions closed in the third quarter of 1998 and prior, we structured and recorded these transactions for accounting purposes using what we refer to as the "gain on sale" method. The computation of amounts reported as Gain on Sale income is equal to the difference between the sales proceeds for the Finance Receivables sold and our recorded investment in the Finance Receivables sold. Our investment in Finance Receivables consisted of the principal balance of the Finance
Receivables securitized net of the Allowance for Credit Losses related to the securitized receivables. We then reduced our Allowance for Credit Losses by the amount of Allowance for Credit Losses attributable to the loans securitized. We allocated the recorded investment in the Finance Receivables between the portion of the Finance Receivables sold and the portion retained based on the relative fair values on the date of sale.

     Gain on Sale Method - Under the gain on sale method, the securitized loans are transferred off our balance sheet, a residual interest is recorded (reported herein as Residual Interest in Finance Receivables Sold) and a Gain on Sale of Loans is recorded. Subsequent to a sale, traditional financial statement elements generally associated with loan portfolios such as interest income, interest expense, servicing costs and other costs are not recorded on our accounting records, but rather were estimated at the time of sale and recorded as an element of the gain computation.

     After September 30, 1998 - Beginning in the fourth quarter of 1998, we changed the way we structure securitization transactions for accounting purposes to what we refer to as the "collateralized borrowing" method and accordingly recognize the income and associated costs over the life of the loan. The change in structure beginning in the fourth quarter of 1998 did not affect our prior securitizations.

     Collateralized Borrowing Method - Under the collateralized borrowing method, the securitized loans are retained on our balance sheet, and a note payable known as Class A obligations is recorded for the amount loaned to the Company by the Class A note and certificate holders. As additional collateral for the borrowers, at closing cash is deposited into a restricted cash "reserve" account (reported herein as Investments Held in Trust). Under this accounting method, our financial statements include interest income, interest expense, servicing costs and the other costs generally associated with loan portfolio accounting and are recognized over the life of the loan.

     With  this   overview  and   background   information,   the  following  is
management's discussion and analysis of financial condition and results of operations.

Sales of Used Cars and Cost of Used Cars Sold

                                                                                                   Annual Percentage
                                                                                                        Change
                                          ----------------------------------------------        -------------------------
($ in thousands)                             1999              1998             1997              1999            1998
                                          -----------       ----------       -----------        ----------     ----------
Number of Used Cars Sold ...........           46,120           35,964            16,636          28.2%          116.2%
                                          ===========       ==========       ===========
Sales of Used Cars .................      $   389,908       $  287,618       $   123,814          35.6%          132.3%
Cost of Used Cars Sold .............          219,037          165,282            72,358          32.5%          128.4%
                                          -----------       ----------       -----------
Gross Margin .......................      $   170,871       $  122,336       $    51,456          39.7%          137.7%
                                          ===========       ==========       ===========

Gross Margin %......................            43.8%             42.5%            41.6%
                                          ===========       ==========       ===========

Per Car Sold:
Sales ..............................      $     8,454       $    7,997       $     7,443             5.7%            7.4%
Cost of Used Cars Sold .............            4,749            4,595             4,349             3.4%            5.7%
                                          -----------       ----------       -----------
Gross Margin .......................      $     3,705       $    3,402       $     3,094             8.9%           10.0%
                                          ===========       ==========       ===========

     The number of Used Cars Sold (units), Sales of Used Cars (revenues), and Cost of Used Cars Sold increased in both 1999 and 1998. Same store unit sales were comparable for the years ended December 31, 1999, 1998 and 1997. The growth for these periods reflects increases in the number of dealerships in operation and the average unit sales price. The gross margin percentage has also increased over the past two years, as we have been successful in increasing our sales prices by more than the increase in the cost of used cars sold. We anticipate future revenue growth will continue to come from increasing the number of dealerships and not from higher sales volumes at existing dealerships.

     The Company finances substantially all of its sales. The following table indicates the percentage of sales units and revenue financed:

                                            1999      1998        1997
Percentage of used cars sold financed...... 99.2%       98.9%      96.2%

Percentage of sales revenue financed....... 98.1%       96.4%      94.4%

Provision for Credit Losses

                                                                                                       Annual Percentage
                                                                                                            Change
                                                                                                    -----------------------
                                                         1999          1998            1997           1999          1998
                                                       ---------     --------        ---------      ---------     ---------
Provision for Credit Losses (in thousands)........     $ 102,955     $ 65,318        $  22,354        57.6%        192.2%
                                                       =========     ========        =========
Provision per loan originated ....................     $   2,250     $  1,837        $   1,397        22.5%         31.5%
                                                       =========     ========        =========
Provision as % of principal balances originated...          26.9%        23.6%            19.1%
                                                       =========     ========        =========

     Provision for Credit Losses is the amount we charge to current operations on each car sold to establish an allowance for credit losses. The Provision for Credit Losses in total, per loan originated and as a percent of principal balances originated increased in both 1999 and 1998. The increases were due to an increase in the average amount financed to $8,356 per unit in the year ended December 31, 1999 from $7,796 per unit in the year ended December 31, 1998 and from $7,301 per unit in the year ended December 31, 1997. The increase from 1998 to 1999 was also a result of the change in our securitization structure as discussed in the following paragraph.

     When we changed the way we structured securitizations for accounting purposes in the fourth quarter of 1998, we also changed the amount we provided for credit losses. For periods prior to the fourth quarter of 1998, we generally provided a Provision for Credit Losses of approximately 20% of the loan principal balance at the time of origination. Upon securitization, using the gain on sale method, losses for the life of the loans were estimated and recorded as an element of the gain computation. Beginning in the fourth quarter of 1998, we increased the provision for credit losses to 27% of the initial amount financed.

Net Interest Income

                                                                          Annual Percentage
                                                                               Change
                                                                        ----------------------
($ in thousands)                      1999         1998        1997      1999         1998
                                   ---------    ---------   ---------   ---------    ---------
Interest Income..................  $  68,574    $  17,287   $  12,559     296.7%        37.6%
Portfolio Interest Expense.......     14,597        2,860         175     410.4%      1534.3%
                                   ---------    ---------   ---------
Net Interest Income..............  $  53,977    $  14,427   $  12,384     274.1%        16.5%
                                   =========    =========   =========

Average Effective Yield..........       26.0%        25.8%        26.7%
                                   =========    =========    =========
Average Effective Borrowing Cost.        8.0%         9.5%        10.1%
                                   =========    =========    =========

     Interest Income for 1999 consists primarily of interest on finance receivable principal balances retained on our balance sheet. Retained principal balances grew from $93.9 million at December 31, 1998 to $358.8 million at December 31, 1999 primarily as a result of the change in our securitization structure. Interest income in 1998 and 1997 consists primarily of interest income from Residuals in Finance Receivables Sold retained under our securitization structure using the gain on sale method. Residuals in Finance Receivables Sold were $33.3 million and $13.3 million at December 31, 1998 and 1997, respectively. Both retained principal balances and Residuals in Finance Receivables Sold are components of Finance Receivables, Net. See "Growth in Finance Receivables, Net" beginning on page 17.

     Interest Expense for 1999 consists primarily of interest on the revolving facility and the Class A obligations issued in our securitization transactions arising from the collateralized borrowings on the retained portfolio. The increase in interest expense from 1998 to 1999 is in direct correlation to the increase in retained principal balances noted above. Interest expense in 1998 and 1997 relates solely to expense on our revolving facility for the period between origination and securtization, which generally averaged three months. Also, as a result of two common stock offerings in late 1996 and February 1997, a significant portion of our portfolio was financed with stockholders' equity.

Gain on Sale of Loans

     We recorded no gains on sale in 1999. Gains on the sale of loans from securitization transactions were $12.1 million in 1998 and $6.7 million in 1997. The $6.7 million gain in 1997 is net of a $5.7 million charge arising from higher loan losses than originally estimated at securitization.

Servicing Income

     We generate Servicing Income primarily from servicing loan portfolios securitized under the gain on sale method. A summary of Servicing Income follows ($ in thousands):
                                                       Annual Percentage

                                                            Change
                                                   --------------------------
                     1999      1998      1997        1999             1998
                   -------   --------  --------    ----------       ---------

Servicing Income   $ 7,472   $ 15,481  $ 12,325      (51.7%)          25.6%
                   -------   --------  --------    ----------       ---------

     We service loans for monthly fees ranging from .25% to .33% of the beginning of month principal balances (3.0% to 4.0% per year). The decrease in Servicing Income in 1999 is due to the decrease in remaining principal balances securitized and serviced under the gain on sale method from $198.7 million at December 31, 1998 to $65.7 million at December 31, 1999. The increase in 1998 from 1997 is due to the increase in such principal balances from $127.4 million at December 31, 1997 to $198.7 million at December 31, 1998. The decrease in Servicing Income is expected to continue as principal balances associated with loans securitized under the gain on sale method continue to decline.

Income before Operating Expenses

     As a result of our continued expansion, Income before Operating Expenses grew from 1997 through 1999.

                                                                                 Annual Percentage
                                                                                      Change
                                                                             ----------------------
                                       1999         1998           1997        1999          1998
                                   -----------  -----------    -----------   --------     ---------

Income before Operating Expenses   $   129,365  $    99,019    $    60,532    30.6%          63.6%
                                   -----------  -----------    -----------   --------     ---------

     Growth of Sales of Used Cars, Net Interest Income, Gain on Sale of Loans, and Servicing and Other Income were the primary contributors to year over year increases.

Operating Expenses

                                                                                         Annual Percentage
                                                                                              Change
                                                                                     --------------------------
                                       1999            1998            1997            1999            1998
                                    -----------     -----------     -----------      -----------    -----------
Operating Expenses (in thousands).. $   111,650     $    93,052     $    53,100        20.0%           75.2%
                                    ===========     ===========     ===========
Per Car Sold....................... $     2,420     $     2,587     $     3,192        (6.5%)         (19.0%)
                                    ===========     ===========     ===========
As % of Total Revenues.............      24.0%           28.0%           34.2%
                                    ===========     ===========     ===========

     Operating expenses, which consist of selling, marketing, general and administrative and depreciation/amortization expenses increased in total resulting from overall growth in the operations of the Company. Decreases in operating expenses on a per car sold and as a percent of total revenue basis is a result of increased economies of scale related primarily to marketing expenses with the opening of additional dealerships in established markets, efficiencies gained from enhanced management information systems and benefits gained from certain costs which do not rise proportionately to the increase in used cars sold and financed. See additional discussion of operating expenses in the Business Segment section beginning on page 14.

Interest Expense

     Interest expenses arising from our subordinated debt totaled $3,028,000 for the year ended December 31, 1999. Interest expense for the years ended December 31, 1998 and 1997, other than interest expense associated with our retained portfolios, was not material to results of operations. While the Company has additional interest expenses arising from subordinated notes payable, substantially all of this interest expense was attributed to the financing of assets and activities reported as discontinued operations. As the assets and activities of discontinued operations diminish, the Company does not expect to retire the subordinated notes payable but rather use these borrowings to fund our growth. Subordinated debt carries interest rates generally higher than those charged on borrowings collateralized by our finance receivables. Accordingly, the Company would expect to have a disproportionate increase in interest expense in future periods as existing subordinated debt is used to fund our growth.

Income Taxes

     Income taxes totaled $6.0 million for the year ended December 31, 1999, $2.4 million for the year ended December 31, 1998, and $2.8 million for the year ended December 31, 1997. Our effective tax rate was 40.9% for the year ended December 31, 1999, 40.5% for the year ended December 31, 1998, and 40.9% for the year ended December 31, 1997.

Earnings from Continuing Operations

     Earnings from Continuing Operations totaled $8.7 million, $3.5 million and $4.1 million for 1999, 1998 and 1997, respectively. The increase in 1999 from 1998 resulted from an increase in the number of used cars sold, an increase in gross margin on used cars sold, an increase in net interest income from the growth of our retained portfolio and the decrease in operating expenses as a percent of total revenues. The increase in 1999 over 1998 was partially offset by the change in the level of provision for credit losses charged as discussed in the following paragraph. The decrease in 1998 from 1997 results primarily from the reduction in gain on sale income discussed below, and to a lesser extent an increase in our Provision for Credit Losses.

     In 1997 and 1998, the Company completed one securitization each quarter. In 1997, all four quarterly securitizations were completed using the gain on sale method. In 1998 securitization transactions for the first three-quarters were completed using the gain on sale method, with the fourth quarter transaction being completed using the collateralized borrowings method, thus recording no gain. Additionally, beginning in the fourth quarter of 1998, the provision for credit losses was increased to 27% of the original amount financed from the 20% level used in the first three-quarter of 1998 and all of 1997.

Discontinued Operations

     Earnings from Discontinued Operations, net of income tax benefits, was $573,000 in 1999, a loss of $9.2 million in 1998, and earnings of $5.4 million in 1997. The significant change from 1997 to 1998 was due to the charges we recorded totaling $15.1 million ($9.2 million, net of income taxes) to close our branch office network and our terminated Cygnet rights offering. See Note (2) to the Consolidated Financial Statements included herein.

Business Segment Information

     The Company reports its operations based on three operating segments. These segments are reported herein as Retail, Portfolio and Corporate. These segments were previously reported as Company Dealership, Company Dealership Receivables and Corporate and Other, respectively.

     Operating Expenses for our business segments, along with a description of the included activities, for the years ended December 31, 1999, 1998 and 1997 follows:

     Retail Operations. Operating expenses for our retail segment consists of Company marketing efforts, maintenance and development of dealership and inspection center sites, and direct management oversight of used car acquisition, reconditioning and sales activities. A summary of retail operating expenses follows ($ in thousands except per car sold amounts):


    Retail Operations. Operating expenses for our retail segment consists of Company marketing efforts, maintenance and development of dealership and inspection center sites, and direct management oversight of used car acquisition, reconditioning and sales activities. A summary of retail operating expenses follows ($ in thousands except per car sold amounts):

                                                                                                      Annual Percentage
                                                                                                           Change
                                                                                                 --------------------------
                                            1999            1998                1997                1999           1998
                                        -----------     -----------         -----------          ----------    ------------
   Selling and Marketing..............  $    23,132     $    18,246         $    10,538             26.8%            73.1%
   General and Administrative.........       44,770          35,765              17,215             25.2%           107.8%
   Depreciation and Amortization......        3,588           2,582               1,536             39.0%            68.1%
                                        -----------     -----------         -----------
                                        $    71,490     $    56,593         $    29,289             26.3%            93.2%
                                        ===========     ===========         ===========
Per Car Sold:
   Selling and Marketing..............  $       502     $       507         $       633             (0.1)%          (19.9)%
   General and Administrative.........          970             995               1,035             (2.5)%           (3.9)%
   Depreciation and Amortization......           78              72                  92              8.3%           (21.7)%
                                        -----------     -----------         -----------
                                        $     1,550     $     1,574         $     1,760             (1.5)%          (10.6)%
                                        ===========     ===========         ===========

As % of Used Cars Sold Revenue:
   Selling and Marketing..............       5.9%            6.3%                8.5%
   General and Administrative.........      11.5%           12.4%               13.9%
   Depreciation and Amortization......       0.9%            1.0%                1.2%
                                         --------        --------            --------
   Total..............................      18.3%           19.7%               23.6%
                                         ========        ========            ========

    Selling and marketing expenses as a percent of revenue and on a per car sold basis trended downward in both 1999 and 1998 primarily as a result of having additional dealerships in existing markets. Additional dealerships in a market have increased units sold and revenues while selling and marketing costs remained stable. This generally equates to costs spread over a larger operating base thus improving both our margins per car sold and percent of revenue operating results.

    General and Administrative expenses increased year over year as a result of our growth in the number of operating dealerships. On a per car sold basis, these expenses trended down in 1998 primarily as a result of increased volume in each market, thereby allowing certain fixed regional costs to be spread over the increased unit volume. The 1999 increase was primarily the result of opening dealerships in two new markets. As a percent of used car sales revenue, both 1999 and 1998 trended downward primarily as a result of an increase in average selling price as well as the efficiencies gained with the opening of additional dealerships in existing markets.

    Portfolio Operations. Operating expenses for our portfolio segment consist of loan servicing and collection efforts, securitization activities, and other operations pertaining directly to the administration and collection of the loan portfolio ($ in thousands except expense per month per loan serviced).

                                                                                          Annual Percentage
                                                                                               Change
                                                                                  --------------------------
                                          1999          1998            1997         1999            1998
                                      -----------   -----------     -----------   -----------     ----------
General and Administrative.........   $    19,809   $   18,519      $    12,303      7.0%             50.5%
Depreciation and Amortization......         1,141        1,333           1,108     (14.4)%            20.3%
                                      -----------    ---------       ---------
                                      $    20,950   $   19,852       $   13,411      5.5%             48.0%
                                      ===========   ==========       ==========

Expense per month per loan serviced   $    22.38    $    20.20       $   22.80
                                      ===========   ===========      ==========
Expense as % of Average Managed

  Portfolio........................        4.9%          4.5%            5.3%
                                      =========     =========        ========


    The increase in operating expenses for our portfolio segment year over year is primarily a result of the increasing number of loans in our portfolio. Expenses per loan serviced and as a percent of average managed portfolio increased from 1998 to 1999 primarily due to personnel related issues as discussed below. Expenses per loan serviced and as a percent of average managed portfolio decreased from 1997 to 1998. The decrease is due primarily to the efficiencies associated with our integrated loans servicing system acquired in late 1997 and an initiative begun in late 1997 that increased the number of loans each collector serviced.

    In the last half of 1999, we experienced loan servicing inefficiencies, including the loss of a large number of experienced collectors to other financial services entities. While we believe we have successfully addressed these issues, loan servicing costs increased significantly in the fourth quarter of 1999. As part of our resolution, we made market adjustments to collection staff wages and also decreased the number of delinquent accounts serviced per collector. While management is confident that these efforts will ultimately translate into decreased loan charge offs, servicing expense on a per loan serviced basis as well as as a percent of the managed portfolio are expected to increase from the levels reported in 1999.

    Corporate Operations. Operating expenses for our Corporate segment consist of costs to provide managerial oversight and reporting for Ugly Duckling, develop and implement policies and procedures, and provide expertise to Ugly Duckling in areas such as finance, legal, human resources and information technology.

                                                                                             Annual Percentage
                                                                                                   Change
                                                                                          -----------------------
($ in thousands)                                1999            1998           1997           1999         1998
                                            ------------    ------------   ------------   -----------  ----------
General and Administrative...............   $     16,991    $     15,610   $      9,896        8.8%        57.7%
Depreciation and Amortization............          2,219             997            504      122.6%        97.8%
                                            ------------    ------------   ------------   -----------  ----------
                                            $     19,210    $     16,607   $     10,400       15.7%        59.1%
                                            ============    ============   ============
Per Car Sold..............................  $        417    $        462   $        625       (9.7%)      (26.4%)
                                            ============    ============   ============
As % of Total Revenues...................       4.1%            5.0%           6.7%
                                            ===========     ===========    ===========

    Operating expenses related to our Corporate segment decreased on both a per car sold basis and as a percent of total revenue primarily as a result of various operating efficiencies. These efficiencies include those gained by the consolidation of all accounting and management information to a single computer system in early 1999. Further, as new dealerships opened in existing markets, revenue and units sold increased while expenditures related to infrastructure deployment and support, human resources activities and regulatory compliance increased at a lesser rate. Finally, as our retained portfolio increased, there is a proportionate increase in net interest income thereby significantly improving the ratio of corporate expenses to total revenues.

Financial Position

    The following table represents key components of our financial position ($ in thousands):


                                            December 31,       Annual Percentage
                                        ----------------------      Change
                                          1999       1998            1999
                                        ----------  ----------    ----------
Total Assets.......................... $  536,711  $  337,281       59.1%

Inventory.............................     62,865      44,145       42.4%
Finance Receivables, Net..............    365,586     126,168      189.8%
Net Assets of Discontinued Operations.     33,880     106,997      (68.3%)

Total Debt............................    340,941     155,611      119.1%
Notes Payable - Portfolio.............    275,774     101,732      171.1%
Other Notes Payable...................     36,556      15,899      129.9%
Subordinated Notes Payable............     28,611      37,980      (24.7)%
Stockholders Equity................... $  165,680  $  162,767        1.8%

    Total Assets. The growth in total assets from 1998 to 1999 was primarily due to an increase in Finance Receivables, Net and Inventory, offset by a decrease in Net Assets of Discontinued Operations.

    Inventory. Inventory represents the acquisition and reconditioning costs of used cars located at our dealerships and our inspection centers. The increase in inventory in 1999 over 1998 was primarily due to an increase in dealership and inspection center sites coupled with a decision to increase inventory levels at year end in preparation for the strong seasonal sale period during the first and second quarters of 2000. Management estimates that for each car it has at a dealership location it must have a car in the reconditioning process at an inspection center to maintain a stable supply of cars for sale. We generally acquire our used car inventory from three sources; approximately 50% from auctions, 30% from wholesalers and 20% from new car dealerships.

     Growth in Finance Receivables, Net. As a result of our expansion, Finance Receivables, Net increased significantly during the past two years.

Components of Finance Receivables, Net follows:

                                                    December 31,
                                         ---------------------------------
($ in thousands)                               1999              1998
                                           ------------      ------------
Contractually Scheduled Payments........   $    492,937      $   131,510
Unearned Finance Charges................       (134,119)         (37,574)
                                               ---------       ----------
Principal - Retained on Balance Sheet...        358,818           93,936
Add: Accrued Interest Receivable........          3,741              877
Loan Origination Costs, Net.............          5,079            2,237
                                            -----------      -----------
Principal Balances, Net.................        367,638           97,050
Investments Held in Trust...............         56,716           20,564
Residuals in Finance Receivables Sold...         17,382           33,331
                                            -----------      -----------
   Finance Receivables..................        441,736          150,945
Allowance for Credit Losses.............        (76,150)         (24,777)
                                            ------------     ------------
   Finance Receivables, Net.............       $365,586      $   126,168
                                            ===========      ===========



    The following table reflects the growth in year end principal balances retained on our balance sheet measured in terms of the principal amount ($ in thousands) and the number of loans outstanding.

                                                       Managed Loans Outstanding - December 31,
                                            -------------------------------------------------------------
                                                  Principal Balances                Number of Loans
                                            -----------------------------     ---------------------------
                                                1999             1998             1999           1998
                                            ------------     ------------     ------------   ------------
Principal - Managed.......................  $    424,480     $    292,683          70,450          49,601
Less:  Principal - Securitized and Sold...        65,662          198,747          17,369          37,186
                                            ------------     ------------     -----------    ------------
Principal - Retained on Balance Sheet.....  $    358,818     $     93,936          53,081          12,415
                                            ============     ============     ===========    ============


    The increase in Principal Balances - Retained on Balance Sheet was primarily due to an increase in loans receivable as a result of increased used car sales and financing from growth in the number of dealerships, partially offset by the principal balance runoff of loans originated in prior periods. Our dealership network increased from 41 dealerships at December 31, 1997 to 56 dealerships at December 31, 1998 to 72 dealerships at December 31, 1999.

    Investments Held in Trust represent funds held by trustees on behalf of our securitization lenders. The increase in 1999 is attributable to securitizations completed under the collaterized borrowing method.

    Residuals in Finance Receivables Sold represent the Company's subordinated interest in loans sold under the gain on sale method. The decrease in 1999 is attributable to no additional loans securitized under the gain on sale method, as well as the runoff of portfolios securitized and sold during prior periods.

    The following table reflects activity in the Allowance for Credit Losses, as well as information regarding charge off activity, for the years ended December 31, 1999 and 1998 ($ in thousands):
                                                        Years Ended
                                                        December 31,
                                            --------------------------------
                                                 1999               1998
                                            -------------       ------------
Allowance Activity:
Balance, Beginning of Period..............    $     24,777     $     10,356
Provision for Credit Losses...............         102,955           65,318
Other Allowance Activity..................           6,424          (44,539)
Net Charge Offs...........................         (58,006)          (6,358)
                                              -------------    -------------
Balance, End of Period....................    $     76,150     $     24,777
                                              ============     ============
Allowance as % Ending Principal Balances..           21.2%            26.4%
                                              ============     ============
Charge off Activity:
    Principal Balances....................    $    (71,277)    $     (8,410)
    Recoveries, Net.......................          13,271            2,052
                                              ------------     ------------
Net Charge Offs...........................    $    (58,006)    $     (6,358)
                                              =============    =============


    Other Allowance activity in 1999 consists primarily of additions to our Allowance recorded in association with loans acquired as part of our two acquisitions. The reduction in 1998 is the amount of Allowance transferred off balance sheet as part of loans sold under the gain on sale method in our securitizations.

    Even though a loan is charged off, we continue with collection efforts on the loan. Recoveries as a percentage of principal balances charged off from dealership operations averaged 18.6% for the year ended December 31, 1999 compared to 24.4% for the year ended December 31, 1998. The reduction in the recovery percent is attributable to inefficiencies in our loan service operations, as previously mentioned, and an increase in gross margin per car sold which translates into the value of the recovered collateral representing a lesser percent of the loan balance.

    The Allowance for Credit Losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in our retail portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Static Pool Analysis" below.

     Net Assets of Discontinued Operations. See Note (2) to the Consolidated Financial Statements included herein.

    Total Debt. Total Debt is comprised of Notes Payable - Portfolio, Other Notes Payable and Subordinated Notes Payable. We financed the increases in our loan portfolio and other assets primarily through additional borrowings, represented by increases in Notes Payable - Portfolio. The significant increase in Notes Payable - Portfolio in 1999 was primarily due to the change in our securitization structure to the collateralized borrowing method. The decrease in Subordinated Notes Payable was primarily due to the assumption of the Verde Subordinated debt by Cygnet Capital Corporation, the purchaser, in connection with the sale of Cygnet Dealer Finance. Other Notes Payable were increased primarily to finance assets attributed to our discontinued operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Expense."

     Stockholders' Equity. See the Consolidated Financial Statements included herein - Consolidated Statement of Stockholders' Equity.

Static Pool Analysis

    We use a "static pool" analysis to monitor performance for loans we have originated at our dealerships. In a static pool analysis, we assign each month's originations to a unique pool and track the charge offs for each pool separately. We calculate the cumulative net charge offs for each pool as a percentage of that pool's original principal balances, based on the number of complete payments made by the customer before charge off. The table below displays the cumulative net charge offs of each pool as a percentage of original loan cumulative balances, based on the quarter the loans were originated. The table is further stratified by the number of payments made by our customers prior to charge off. For periods denoted by "x", the pools have not seasoned sufficiently to allow us to compute cumulative losses. For periods denoted by

"-", the pools have not yet reached the indicated cumulative age. While we monitor static pools on a monthly basis, for presentation purposes we are presenting the information in the table below on a quarterly basis.

    Currently reported cumulative losses may vary from those previously reported for the reasons listed below; however, management believes that such variation will not be material:

   o  ongoing collection efforts on charged off accounts, and
   o  the  difference  between  final  proceeds  on  the  sale  of   repossessed
        collateral versus our estimates of the sale of proceeds.

    The following table sets forth as of February 29, 1999, the cumulative net charge offs as a percentage of original loan cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customers before charge off. The table also shows the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).

          Pool's Cumulative Net Losses as Percentage of Pool's Original
                           Aggregate Principal Balance
                             (dollars in thousands)

                                              Monthly Payments Completed by Customer Before Charge Off
                                  --------------------------------------------------------------------------------
                          Orig.       0         3         6         12        18        24        TLI      Reduced
                      ----------  --------  --------  --------   --------  --------  --------  --------   --------
1993                  $   12,984      9.1%     22.1%     28.5%      33.8%     35.9%     36.5%     36.8%     100.0%
1994                  $   23,589      5.3%     14.8%     19.9%      25.6%     28.0%     28.7%     28.8%     100.0%
1995                  $   36,569      2.0%      8.1%     13.2%      19.2%     22.3%     23.6%     24.1%     100.0%
1996:
   1st Quarter        $   13,635      1.6%      8.0%     13.7%      20.6%     24.7%     26.0%     27.2%     100.0%
   2nd Quarter        $   13,462      2.2%      9.2%     13.4%      21.9%     25.8%     27.5%     29.0%      99.9%
   3rd Quarter        $   11,082      1.6%      6.8%     12.4%      21.2%     25.3%     27.5%     29.0%      99.6%
   4th Quarter        $   10,817      0.6%      8.4%     15.8%      24.7%     29.0%     31.8%     32.5%      97.9%
1997:
   1st Quarter        $   16,279      2.1%     10.5%     17.7%      24.3%     29.3%     31.6%     33.8%      93.7%
   2nd Quarter        $   25,875      1.5%      9.9%     15.8%      22.7%     27.4%     29.6%     30.7%      90.0%
   3rd Quarter        $   32,147      1.4%      8.4%     13.2%      22.4%     26.9%     29.5%     30.2%      86.0%
   4th Quarter        $   42,529      1.4%      6.8%     12.5%      21.8%     26.2%       x       29.2%      81.9%
1998:
   1st Quarter        $   69,708      0.9%      6.9%     13.4%      20.9%     26.7%      --       28.5%      76.6%
   2nd Quarter        $   66,908      1.1%      8.0%     14.2%      22.0%       x        --       27.9%      68.1%
   3rd Quarter        $   71,027      1.0%      8.0%     13.4%      23.7%      --        --       26.9%      60.7%
   4th Quarter        $   69,583      0.9%      6.7%     13.4%        x        --        --       25.2%      49.5%
1999:
   1st Quarter        $  103,068      0.8%      7.7%     15.7%       --        --        --       21.0%      37.9%
   2nd Quarter        $   95,768      1.2%     10.3%       x         --        --        --       17.4%      23.2%
   3rd Quarter        $  102,585      1.1%       x        --         --        --        --        8.8%       8.7%
   4th Quarter        $   80,641       x        --        --         --        --        --        1.7%       2.5%


    The  following  table  sets forth the  principal  balances  delinquent  as a
percentage  of  total  outstanding  loan  principal   balances  from  dealership
operations.

                                                December 31,
                                    ------------------------------------
                                          1999                 1998
                                    ----------------     ---------------
Days Delinquent:                     31-60     61-90      31-60     61-90
                                     -----     -----      -----     -----
Retained on Balance Sheet........    5.3%      2.8%        2.2%      0.6%
Securitized - Gain on Sale.......    7.6%      3.7%        5.7%      2.8%
                                     ----      ----        ----      ----
Total Portfolio..................    5.7%      2.9%        4.6%      2.1%
                                     ====      ====        ====      ====

    In accordance with our charge off policy, no accounts were more than 90 days delinquent as of December 31, 1999 and 1998.

Securitizations

    Under the current legal structure of our securitization program, we sell loans to our subsidiaries that then securitize the loans by transferring them to separate trusts that issue several classes of notes and certificates collateralized by the loans. The securitization subsidiaries then sell Class A notes or certificates (Class A obligations or Notes Payable) to investors and subordinate classes are retained by us or our subsidiaries. We continue to service the securitized loans.

    The Class A obligations have historically received investment grade ratings. To secure the payment of the Class A obligations, the securitization subsidiaries obtain an insurance policy from MBIA Insurance Corporation that guarantees payment of amounts to the holders of the Class A obligations. Additionally, we also establish a cash "reserve" account for the benefit of the Class A obligation holders. The reserve accounts are classified in our consolidated financial statements as Investments Held in Trust and are a component of Finance Receivables, Net.

    Reserve Account Requirements. Under our current securitization structure, we make an initial cash deposit into a reserve account, generally equivalent to 4% of the initial underlying Finance Receivables principal balance and pledge this cash to the reserve account agent. The trustee then makes additional deposits to the reserve account out of collections on the securitized receivables as necessary to fund the reserve account to a specified percentage, ranging from 8.0% to 10.5%, of the underlying Finance Receivables' principal balance. The trustee makes distributions to us when:

  o   the reserve account balance exceeds the specified percentage,
  o the required periodic payments to the Class A certificate holders are current, and
  o   the trustee, servicer and other administrative costs are current.

    During 1999, we made initial reserve account deposits totaling approximately $21.4 million. The required aggregate reserve account balance, based upon the targeted percentages, was approximately $53.8 million at December 31, 1999, with balances in the reserve accounts totaling approximately $43.1 million. As of December 31, 1999, the amount remaining to be funded out of portfolio collections to meet the required aggregate balance was approximately $10.7 million.

    During the second and third quarters of 1999, we experienced loan servicing inefficiencies that resulted in increased delinquency and charge off levels. As a result, certain reserve account requirements were increased until delinquency and charge off levels returned to contractually specified percentages. As of the date of this filing, we have addressed the challenges in the loan servicing area and, consequently, have realized improvements in the delinquency and charge off levels to allow sufficient reserve account (formerly "spread account") requirements to return to their original specified percentages. Additionally, effective with the March 2000 collection period, all increases in reserve account requirements will have been eliminated, reducing the reserve account requirement by approximately $10 million. Further, all reserve account balances have reached their specified percentages and the related trusts will distribute cash to the Company

    December 1999 Securitization. As a result of the servicing issues discussed above, the December 1999 securitization included an additional 5% initial deposit requirement. Assuming continuation of improved current delinquency and charge off levels, the additional 5% deposit will be returned to us at 1% per month during the last two quarters in 2000. As of the date of this filing, this trust has reached its specified required deposit level and is distributing cash to the Company.

           Certain Financial Information Regarding Our Securitizations

    The following table summarizes certain financial information and attributes of our securitizations:

($ in thousands)                                                          1999               1998               1997
                                                                     --------------     --------------     --------------
Principal Balances Securitized - Retained by Company and
   Recorded as Finance Receivables.............................      $      359,700     $       69,300     $           --
Class A Obligations Issued - Retained by Company and Recorded
   as Notes Payable ...........................................      $      257,800     $       50,600     $           --
Principal Balances Securitized - Recorded as Sales,
   Transferred off Company Books Recognizing Gain on Sale .....      $           --     $      222,800     $      151,700
Class A Obligations Issued - Transferred off Company Books
   Recognizing Gain on Sale ...................................      $           --     $      161,100     $      121,400
Subordinate Certificates - Retained by Company and Recorded
   as Residuals in Finance Receivables Sold....................      $           --     $       61,700     $       30,300
Weighted Average Yield of Class A Obligations .................          6.3%               5.9%               6.7%
Range of Yields for Class A Obligations........................       5.7% - 6.8%        5.6% - 6.1%        6.3% - 8.1%
Average Net Spreads (after fees and expenses)..................          17.6%              17.6%              15.8%
Range of Net Spreads (after fees and expenses).................      17.1% - 18.2%      17.0% - 18.1%      13.7% - 17.8%


Liquidity and Capital Resources

    In recent periods, our needs for additional capital resources have increased in connection with the growth of our business. We require capital for:

  o   increases in our loan portfolio,                  o   common stock repurchases,
  o   expansion of our dealership network,              o   the purchase of inventories, and
  o   working capital and general corporate purposes,   o   the purchase of property and equipment.


    We fund our capital requirements primarily through:

  o  operating  cash  flow,             o our  revolving  facility  with  GE  Capital,  and
  o  securitization transactions,       o supplemental borrowings.

    While to date we have met our liquidity requirements as needed, there can be no assurance that we will be able to continue to do so in the future.

Cash Flow

    Net Cash Provided by Operating Activities increased by $106.3 million in the year ended December 31, 1999 to $128.8 million from cash provided in the year ended December 31, 1998 of $22.5 million. The increase in 1999 was due primarily to net earnings, an increase in the provision for credit losses and decreases in activity associated with the elimination of gain on sale recognition of finance receivables, offset by an increase in inventory resulting from management's decision to increase inventory levels at year end in preparation for strong seasonal sales in the first and second quarters of 2000. Net Cash Provided by Operating Activities increased by $36.2 million in the year ended December 31, 1998 to $22.5 million from cash used in the year ended December 31, 1997 of $13.7 million. The increase in 1998 was due primarily to increases in the Loss from Discontinued Operations, the Provision for Credit Losses, and Proceeds from the Sale of Finance Receivables, net of decreases in Net Earnings and purchases of Finance Receivables.

    Net Cash Used in Investing Activities increased by $304.9 million to $379.3 million in the year ended December 31, 1999 compared to $74.4 million in 1998. The increase is primarily due to increases in Cash Used in Investing Activities from purchases of Finance Receivables. Net Cash Used in Investing Activities increased by $11.5 million to $74.4 million in the year ended December 31, 1998 compared to $62.9 million in 1997. The increase is primarily due to increases in Cash Used in Investing Activities from purchases of Finance Receivables, net decreases in Cash advanced under our Notes Receivable, increased collections of Notes Receivable, and a reduction in payment for Acquisition of Assets.

    Net Cash Provided by Financing Activities increased by $112.9 million to $177.9 million in the year ended December 31, 1999 compared to $65.0 million in 1998. The increase is due to increases in Notes Payable, net of increases in repayments of Notes Payable. Net Cash Provided by Financing Activities decreased by $44.8 million to $65.0 million in the year ended December 31, 1998 compared to $109.8 million in 1997. The decrease is due to increases in Notes Payable, net of increases in repayments of Notes Payable and a decrease in proceeds from the issuance of common stock.

Financing Resources

    Revolving Facility. Under our $125 million revolving facility, our borrowing base consists of up to 65.0% of the principal balance of eligible loans originated from the sale of used cars and the lesser of $25 million or 58% of the direct vehicle costs for eligible vehicle inventory. The revolving facility expires in June 2000 and includes a provision for a one year extension upon agreement by both parties. Although there can be no assurance, we expect this agreement to be extended for an additional year. The revolving facility also contains a provision that requires us to pay GE Capital a termination fee of $200,000 if we terminate the revolving facility prior to the expiration date. We secure the facility with substantially all of our assets.

    As of December 31, 1999, our borrowing capacity under the revolving facility was $59.3 million, the aggregate principal amount outstanding under the revolving facility was approximately $41.7 million, and the amount available to be borrowed under the facility was $17.6 million. The revolving facility bears interest at the 30-day LIBOR plus 3.15%, payable daily (total rate of 8.71% as of December 31, 1999).

    The revolving facility contains covenants that, among other things, limit our ability to take certain actions without GE Capital's consent, including incur additional indebtedness, make any change in our capital structure, declare or pay dividends, and make certain investments and capital expenditures. The revolving facility also provides that an event of default will occur if Mr. Ernest C. Garcia II owns less than 15.0% of our voting stock. Mr. Garcia owned approximately 32.2% of our common stock at December 31, 1999.

    In addition, we are also required to maintain specified financial ratios, including a debt (excluding subordinated debt) to equity ratio of not more than
2.2 to 1 and a net worth of at least $150 million. As of December 31, 1999, we were in compliance with the covenants in this agreement.

    Securitizations. Our securitization program is a primary source of our working capital. Securitizations generate cash flow for us from the sale of Class A obligations, ongoing servicing fees, and excess cash flow distributions from collections on the loans securitized after payments on the Class A obligations, payment of fees, expenses, and insurance premiums, and required deposits to the reserve account.

    Securitization also allows us to fix our cost of funds for a given loan portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securitizations" for a more complete description of our securitization program.

Supplemental Borrowings

    Senior Subordinated Notes. In February 1998, we borrowed a total of $15.0 million of subordinated debt from unrelated third parties for a three-year term. We pay interest on this debt quarterly at 12% per annum. We issued warrants to the lenders of this debt to purchase up to 500,000 shares of our common stock at an exercise price of $10.00 per share, exercisable at any time until the later of February 2001, or when the debt is paid in full. This debt is senior to the subordinated debentures issued in our exchange offers (described below), subordinate to our other indebtedness, and had a $15.0 million balance at December 31, 1999.

    In May 1999, we borrowed approximately $38.0 million from an unrelated party for a term of two years maturing on May 1, 2001 (Residual Loan). The note calls for monthly principal payments of generally not less than $800,000 through May 2000 and not less than $1.7 million thereafter, plus interest at a rate equal to LIBOR plus 550 basis points. The loan is secured by our Residuals in Finance Receivables Sold and certain Finance Receivables and the loan balance was $33.9 million at December 31, 1999.

    Sale-Leaseback of Real Property. In March 1998, we executed an agreement with an unrelated investment company for the sale and leaseback of up to $37.0 million in real property. We sold certain real property to the investment company for its original cost and leased back the properties for an initial term of twenty years. We have the right to extend the leases for up to an additional 20 years. We pay monthly rents of approximately one-twelfth of 10.75% of the purchase price plus all occupancy costs and taxes. The agreement calls for annual increases in monthly rent to 11.0% of the purchase price in 1999 and thereafter in accordance with increases in the Consumer Price Index. As of December 31, 1999, we had sold 17 properties for a total price of approximately $27.4 million under this arrangement. For the reason discussed in the following paragraph, we do not anticipate closing any additional transactions under this agreement. We used substantially all of the proceeds from the sales to pay down debt.

    In December 1999, Verde acquired at a 10% discount, all 17 sale-leaseback properties sold to the unrelated investment company in 1998. We acquired the option to purchase these properties at Verde's purchase price at anytime through December 31, 2000. Under the terms of the sale of Cygnet Dealer to an affiliate of Mr. Garcia in December 1999, the term of the option was extended and the new option expires simultaneously with our receipt of payment in full of the $12 million note receivable arising from the sale of Cygnet Dealer or December 31, 2000, whichever comes later.

    1998  Exchange   Offer.   In  the  fourth   quarter  of  1998,  we  acquired
approximately 2.7 million shares of our common stock in exchange for approximately $17.5 million of subordinated debentures. We issued the debentures at a premium of approximately $3.9 million over the market value of the shares of our common stock that were exchanged for the debentures. Accordingly, the debt was recorded at $13.6 million on our balance sheet. The premium will be amortized over the life of the debentures and results in an effective annual interest rate of approximately 18.8%. The debentures are unsecured and are subordinate to all of our existing and future indebtedness. We must pay interest on the debentures twice a year at 12% per year. We are required to pay the principal amount of the debentures on October 23, 2003. We can redeem all or part of the debentures at any time.

    2000 Exchange Offer. On February 22, 2000, we commenced a new exchange offer to acquire up to 2.5 million shares of our common stock in exchange for up to $27.5 million principal amount of our 11% Subordinated Debentures due 2007. This offer expires April 13, 2000.

    Additional Financing. In November 1998, we borrowed $15.0 million for a term of 364 days from Greenwich Capital. We paid interest on this loan at an interest rate equal to LIBOR plus 400 basis points. We secured the loan with the common stock of our securitization subsidiaries. In March 1999, we borrowed $20.0 million for a term of 278 days from Greenwich Capital. $1.5 million was used to repay the remaining balance of the $15 million Greenwich Capital loan. The new loan was secured by the common stock of our securitization subsidiaries. The interest rate was at LIBOR plus 500 basis points and we paid an origination fee of 100 basis points. This loan was paid in full during the second quarter of 1999.

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

Capital Expenditures and Commitments

    As a result of an aggressive growth strategy, during the year ended December 31, 1999 we opened 16 new dealerships. We also have six more dealerships under development. The magnitude of the direct cost of opening a dealership is primarily a function of whether we lease a facility or construct a facility. A leased facility costs approximately $650,000 to develop, while a facility we construct costs approximately $ 1.7 million. In addition, we require capital to finance the portfolio that we carry on our balance sheet for each dealership. It takes approximately $2.2 million in cash to support a typical stabilized dealership portfolio with our existing 65% advance rate under our GE facility. Additionally, it takes approximately 34 months for a dealership portfolio to reach a stabilized level.

    We intend to finance the construction of new dealerships through operating cash flows and supplemental borrowings, including amounts available under the revolving facility and the securitization program.

    Common Stock Repurchase Program. In October 1997, our Board of Directors authorized a stock repurchase program, allowing us to purchase up to one million shares of our common stock from time to time. Purchases may be made depending on market conditions, share price and other factors. Our Board of Directors extended the stock repurchase program in February 1999, to December 31, 1999. During 1999 and 1998, we repurchased 1,004,000 and 75,000 shares, respectively, of common stock pursuant to the stock repurchase program.

    Since January 1, 1998, we have repurchased a total of approximately 3.8 million shares of our common stock under our stock repurchase program and the exchange offer described above at an average cost of approximately $5.40 per share.

    In September 1997, our Board of Directors approved a director and senior officer stock purchase loan program. We may make loans of up to $1.0 million in total to the directors and senior officers under the program to assist directors' and officers' purchases of common stock on the open market. These unsecured loans bear interest at 10% per year. During 1997, senior officers purchased 50,000 shares of common stock under this program and we loaned $500,000 to the senior officers for these purchases. During 1998, we made additional loans under similar terms and conditions to senior officers totaling approximately $393,000 for the purchase of 40,000 shares of our common stock. During 1999, no loans under this program were made to senior officers.

Inflation

    Increases in inflation generally result in higher interest rates. Higher interest rates on our borrowings would decrease the profitability of our existing portfolio. To date, inflation has not had a significant impact on our operations. We seek to limit this risk:

  o through our securitization program, which allows us to fix our borrowing costs,
  o by increasing the interest rate charged for loans originated at our dealerships (if allowed under applicable law), or
  o  by increasing the profit margin on the cars sold.


Year 2000 Disclosures

    Many older computer programs refer to years only in terms of their final two digits. Such programs may interpret the year 2000 to mean the year 1900 instead. The problem affects not only computer software, but also computer hardware and other systems containing processors and embedded chips. Business systems affected by this problem may not be able to accurately process date related information before, during or after January 1, 2000. This is commonly referred to as the Year 2000 issue. Failure of our own business systems due to Year 2000 issues as well as those of our suppliers and business partners could materially adversely affect our business.

    We have spent approximately $2.4 million to date preparing and analyzing Year 2000 issues. With some minor exceptions which have been addressed, we were unaffected by the change from the year 1999 to the year 2000. We do not anticipate significant problems or material expenditures in the future related to the year 2000 issues.

    As of the date of this report, we have not been affected by any year 2000 problems of our suppliers or business partners, but such problems could arise in the future. We will attempt to minimize the impact of other parties' failure to resolve year 2000 problems.

Accounting Matters

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The adoption of SFAS No. 133 was delayed by the issuance of SFAS 137. The statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. In June 1999, the FASB deferred the effective date of SFAS No. 133 for one year until fiscal years beginning after June 15, 2000. Management does not expect the adoption of SFAS No. 133 to have a material impact on us.

Risk Factors

    There are various risks in purchasing our securities and investing in our business, including those described below. You should carefully consider these risk factors together with all other information included in this Form 10-K.

We make forward looking statements.

    This  report  contains  forward  looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward looking statements. These statements may include, but are not limited to, projections of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. Forward-looking statements speak only as of the date the statement was made. They are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found throughout this Form 10-K and specifically those found below. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or for any other reason.

Future losses could impair our ability to raise capital or borrow money and consequently affect our stock price.

    Although we recorded earnings from continuing operations of $8.7 million for the twelve months ended December 31, 1999 and $3.5 million in 1998, we cannot assure you that we will be profitable in future periods. Losses in future periods could impair our ability to raise additional capital or borrow money as needed, and could decrease our stock price.

We may not be able to obtain the financing we need to fund our operations and, as a result, our profitability could be reduced.

    Our operations require large amounts of capital. We have borrowed, and will continue to borrow, substantial amounts to fund our operations. If we cannot obtain the financing we need on a timely basis and on favorable terms, our business and profitability could be materially adversely affected. We currently obtain our financing through three primary sources: a revolving credit facility with General Electric Capital Corporation, securitization transactions, and loans from other sources.

    Revolving Credit Facility with GE Capital. Our revolving facility with GE Capital is our primary source of operating capital. We have pledged substantially all of our assets to GE Capital to secure the borrowings we make under this facility. Although this facility has a maximum commitment of $125 million, the amount we can borrow is limited by the amount of certain types of assets that we own. When we have used all our capacity under the revolving facility, our liquidity can be adversely affected unless we can find alternative financing sources. The revolving facility expires in June 2000 and, even if we continue to satisfy the terms and conditions of the revolving facility, we may not be able to extend its term beyond the current expiration date. If we cannot extend the term of the revolving facility or replace that facility with a substitute facility, our operations would be materially adversely affected.

    Securitization Transactions - We can restore capacity under the GE facility from time to time by securitizing portfolios of finance receivables. Our ability to successfully complete securitizations and how favorable the terms of our securitizations will be to us may be affected by several factors, including:

  o  the condition of securities markets generally;
  o  conditions in the asset-backed securities markets specifically;
  o  the credit quality of our loan portfolio; and
  o  the performance of our servicing operations.

    Contractual Restrictions - The revolving facility, the securitization program, and our other credit facilities contain various restrictive covenants.

Under these credit facilities, we must also meet certain financial tests. Failure to satisfy the covenants in our credit facilities or our securitization program could preclude us from further borrowing under the defaulted facility, could cause cross defaults to our other debt, and could prevent us from securing alternate sources of funds necessary to operate our business.

    Recent Waivers. From time to time, we incur technical or other breaches under our material credit facilities, and we have obtained waivers from the applicable lenders. There can be no assurance that we will continue to receive waivers and our inability to obtain these waivers may have a material impact our ability to obtain or retain operating capital.

We have a high risk of credit losses because of the poor creditworthiness of our borrowers.

    Substantially all of the sales financing that we extend and the loans that we service are with sub-prime borrowers. Sub-prime borrowers generally cannot borrow money from traditional lending institutions, such as banks, savings and loans, credit unions, and captive finance companies owned by automobile manufacturers, because of their poor credit histories and/or low incomes. Loans to sub-prime borrowers are difficult to collect and are subject to a high risk of loss. We have established an allowance for credit losses to cover our anticipated credit losses. However, our allowance may not be sufficient to cover our credit losses. A significant variation in the timing of or increase in credit losses in our portfolio would have a material adverse effect on our net earnings.

Interest rates affect our profitability.

    Much of our financing income results from the difference between the rate of interest that we pay on the funds we borrow and the rate of interest that we earn on the loans in our portfolio. While we earn interest on the loans that we own at a fixed rate, we pay interest on our borrowings under our revolving facility at a floating rate. When interest rates increase, our interest expense increases and our net interest margins decrease. Increases in our interest expense that we cannot offset by increases in interest income will lower our profitability.

Laws that limit the interest rates that we can charge can adversely affect our profitability.

    We operate in many states that impose limits on the interest rate that a lender may charge. When a state limits the amount of interest that we can charge on our installment sales loans, we may not be able to offset any increased interest expense caused by rising interest rates or greater levels of borrowings under our credit facilities. Therefore, these interest rate limitations can adversely affect our profitability.

Government regulation may limit our ability to recover and enforce receivables or to repossess and sell collateral.

    We are subject to ongoing regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. If we do not comply with these laws, we could be fined or certain of our operations could be interrupted or shut down. Failure to comply could, therefore, have a material adverse effect on our operations. Among other things, these laws:

   o  require that we obtain and maintain certain licenses and qualifications;
   o  limit or prescribe terms of the loans that we originate and/or  purchase;
   o  require specified disclosures to customers;
   o  limit our right to repossess and sell collateral; and
   o  prohibit us from discriminating against certain customers.

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

    We are subject to pending actions and investigations relating to our compliance with various laws and regulations. While we do not believe that ultimate resolution of these matters will result in a material adverse effect on our business or financial condition (such as fines, injunctions or damages), there can be no assurance in this regard.

Events happening to other companies in our industry can adversely affect our operations and the value of our securities.

    In recent years, several major used car finance companies have announced major downward adjustments to their financial statements, violations of loan covenants, related litigation, and other events. Companies in the used vehicle sales and financing market have also been named as defendants in an increasing number of class action lawsuits brought by customers claiming violations of various federal and state consumer credit and similar laws and regulations. In addition, some of these companies have filed for bankruptcy protection. These events:

   o have lowered the value of securities of sub-prime automobile finance companies;
   o  have made it more difficult for sub-prime lenders to borrow money; and
   o  could cause more restrictive regulation of this industry.

If our current contingency plan is inadequate, we could have a system failure, which could adversely affect our ability to collect on loans, and comply with statutory requirements.

    We depend on our loan servicing and collection facilities and on long-distance and local telecommunications access to transmit and process information among our various facilities. We use a standard program to prepare and store off-site backup tapes of our main system applications and data files on a routine basis. We regularly revise our contingency plan, however, the plan as revised may not prevent a systems failure or allow us to timely resolve any systems failures. Also, a natural disaster, calamity, or other significant event that causes long-term damage to any of these facilities or that interrupts our telecommunications networks could have a material adverse effect on our operations.

We have continuing risks relating to the First Merchants transaction.

    We have entered into several transactions in the bankruptcy proceedings of First Merchants Acceptance Corporation. We have the right to 17 1/2% of recoveries on First Merchants' residual interests in certain securitized loan pools and other loans. However, if we lose our right to service these loans, our share of these residual interests can be reduced or eliminated. This could affect our future cash flow and profitability. In addition, if we meet certain conditions, we have the right to issue our common stock to First Merchants or its unsecured creditors or equity holders in exchange for a portion of First Merchants' 82 1/2% share of collections on the residual interests. However, we must estimate anticipated collections in advance to determine the amount of stock to issue, and if our estimates are not accurate we could issue too many shares of our common stock and dilute our shareholders.

We may make acquisitions that are unsuccessful or strain or divert our resources from more profitable operations.

    In 1999, we completed two acquisitions. We intend to consider additional acquisitions, alliances, and transactions involving other companies that could complement our existing business. However, we may not be able to identify suitable acquisition parties, joint venture candidates, or transaction counterparties. Also, even if we can identify suitable parties, we may not be able to consummate these transactions on terms that we find favorable.

    We may also not be able to successfully integrate any businesses that we acquire into our existing operations. If we cannot successfully integrate acquisitions, our operating expenses may increase. This increase would affect our net earnings, which could adversely affect the value of our outstanding securities. Moreover, these types of transactions may result in potentially dilutive issuance of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect our profitability. These transactions involve numerous other risks as well, including the diversion of management attention from other business concerns, entry into markets in which we have had no or only limited experience, and the potential loss of key employees of acquired companies. Occurrence of any of these risks could have a material adverse effect on us.

Increased competition could adversely affect our operations and profitability.

    Our primary competitors are the numerous small buy-here pay-here used car dealers that operate in the sub-prime segment of the used car sales industry. We attempt to distinguish ourselves from our competitors through name recognition and other factors. However the advertising and infrastructure required by these efforts increase our operating expenses. There is no assurance that we can successfully distinguish ourselves and compete in this industry. In addition, in recent years, a number of larger companies with significant financial and other resources, have entered or announced plans to enter the used car sales industry. Although these companies do not currently compete with us in the sub-prime segment of the market, they compete with us in the purchase of inventory, which can result in increased wholesale costs for used cars and lower margins. They could also enter the sub-prime segment of the market at any time.

    Increased competition may cause downward pressure on the interest rates that we charge on loans originated by our dealerships. Either change could have a material effect on the value of our securities.

The success of our operations depends on certain key personnel.

    We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of our senior management team. The unexpected loss of the services of any of our key management personnel or our inability to attract new management when necessary could have a material adverse effect on our operations. We do not currently maintain key person life insurance on any member of our senior management team other than Gregory B. Sullivan, our President and Chief Executive Officer.

We may issue stock in the future that will dilute the value of our existing stock.

    We have the ability to issue common stock or securities exercisable for or convertible into common stock, which may dilute the securities our existing stockholders now hold. In particular, issuance of any or all of the following securities may dilute the value of the securities that our existing stockholders now hold:

   o we have granted warrants to purchase a total of approximately 1.2 million shares of our common stock to various parties, with exercise prices ranging from $6.75 to $20.00 per share;
   o  we may issue additional warrants in connection with future transactions;
   o  we may issue common stock under our various stock option plans; and
   o we may issue common stock in the First Merchants transaction in exchange for an increased share of collections on certain loans that we service for First Merchants.

    We also currently intend on asking for our shareholders approval at our annual meeting, currently scheduled for May 23, 2000, of a proposal authorizing the creation of "blank check" common stock. If passed, this would allow our Board of Directors to establish a series of common stock on terms to be determined by the Board of Directors. Depending upon the terms of the stock and of the market's reaction, existing shareholders could be adversely affected or it could have a potential anti-takeover or dilutive effect.

The voting power of our principal stockholder may limit your voting rights.

    Mr. Ernest C. Garcia, II, our Chairman, or his affiliates held approximately 32.2% of our outstanding common stock as of December 31, 1999. As a result, Mr. Garcia has a significant influence upon our activities as well as on all matters requiring approval of our stockholders. These matters include electing or removing members of our board of directors, engaging in transactions with affiliated entities, causing or restricting our sale or merger, and changing our dividend policy. The interests of Mr. Garcia may conflict with the interests of our other stockholders.

There is a potential anti-takeover or dilutive effect if we issue preferred stock.

    Our certificate of incorporation authorizes us to issue "blank check" preferred stock. Our board of directors may fix or change from time to time the designation, number, voting powers, preferences, and rights of this stock. Such issuance's could make it more difficult for a third party to acquire us by reducing the voting power or other rights of the holders of our common stock. Preferred stock can also reduce the market value of the common stock.

      ITEM 7A-- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   Our financial instruments consist primarily of fixed rate finance receivables, residual interests in pools of fixed rate finance receivables, short term variable rate revolving Notes Receivable, and variable and fixed rate Notes Payable. Our finance receivables are classified as subprime loans and generally bear interest at the lower of 29.9% or the maximum interest rate allowed in states that impose interest rate limits. At December 31, 1999, the scheduled maturities on our finance receivables ranged from one to 48 months, with a weighted average maturity of 18.1 months. The interest rates we charge our customers on finance receivables has not changed as a result of fluctuations in market interest rates, although we may increase the interest rates we charge in the future if market interest rates increase. A large component of our debt at December 31, 1999 is the Collateralized Note Payable (Class A obligations) issued under our securitization program. Issuing debt through our securitization program allows us to mitigate our interest rate risk by reducing the balance of the variable revolving line of credit and replacing it with a lower fixed rate note payable. We are subject to interest rate risk on fixed rate Notes Payable to the extent that future interest rates are higher than the interest rates on our existing Notes Payable.

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

         Change in Interest Rates            Change in Pretax Earnings
         ------------------------            -------------------------
                                                  ($ in thousands)

                   + 2%                          $         (1,349)
                   + 1%                          $           (674)
                   - 1%                          $            674
                   - 2%                          $          1,349


In computing the effect of hypothetical changes in interest rates, we have assumed that:

   o interest rates used for the baseline and hypothetical net interest income amounts are in effect for the entire twelve month period,
   o interest for the period is calculated on financial instruments held at December 31, 1999 less contractually scheduled payments and maturities, and
   o there is no change in prepayment rates as a result of the interest rate changes.

    Our sensitivity to interest rate changes could be significantly different if actual experience differs from the assumptions used to compute the estimates.

        ITEM 8-- CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................................ 31
Consolidated Financial Statements:
    Consolidated Balance Sheets as of December 31, 1999 and 1998............ 32
    Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997........................................ 33
    Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 1999, 1998 and 1997..................................... 34
    Consolidated Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997..................................... 35
Notes to Consolidated Financial Statements.................................. 36

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ugly Duckling Corporation:

    We have audited the accompanying consolidated balance sheets of Ugly Duckling Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ugly Duckling Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                                          KPMG LLP

Phoenix, Arizona
March 10, 2000

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                ($ in thousands)


                                                                           December 31,
                                                                    ----------------------------
                                                                        1999            1998
                                                                    ------------    ------------
                               ASSETS

Cash and Cash Equivalents.......................................... $      3,683    $      2,544
Finance Receivables, Net...........................................      365,586         126,168
Note Receivable from Related Party.................................       12,000              --
Inventory..........................................................       62,865          44,145
Property and Equipment, Net........................................       31,752          28,631
Intangible Assets, Net.............................................       14,618          14,433
Other Assets.......................................................       12,327          14,363
Net Assets of Discontinued Operations..............................       33,880         106,997
                                                                    ------------    ------------
                                                                    $    536,711    $    337,281
                                                                    ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Accounts Payable............................................... $      3,185    $      2,137
    Accrued Expenses and Other Liabilities.........................       26,905          16,766
    Notes Payable - Portfolio......................................      275,774         101,732
    Other Notes Payable............................................       36,556          15,899
    Subordinated Notes Payable.....................................       28,611          37,980
                                                                    ------------    ------------
       Total Liabilities...........................................      371,031         174,514
                                                                    ------------    ------------
Stockholders' Equity:
    Preferred Stock $.001 par value, 10,000,000 shares authorized,
       none issued and outstanding.................................           --              --
    Common Stock $.001 par value, 100,000,000 shares authorized,
       18,656,000 and 18,605,000 issued, respectively, and
       14,888,000 and 15,841,000 outstanding,                                 19              19
       respectively............
    Additional Paid-in Capital.....................................      173,273         173,809
    Retained Earnings..............................................       12,709           3,449
    Treasury Stock, at cost........................................      (20,321)        (14,510)
                                                                    ------------- ---------------
        Total Stockholders' Equity.................................      165,680         162,767
Commitments and Contingencies .....................................           --              --
                                                                    ------------    ------------
                                                                    $    536,711    $    337,281
                                                                    =============   ============


          See accompanying notes to Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                     ($ in thousands, except share amounts)


                                                                       Years Ended December 31,
                                                              -------------------------------------------
                                                                   1999           1998           1997
                                                              ------------   ------------   -------------
Sales of Used Cars........................................... $    389,908   $    287,618     $  123,814
Less:
   Cost of Used Cars Sold....................................      219,037        165,282         72,358
   Provision for Credit Losses...............................      102,955         65,318         22,354
                                                                ----------     ----------     ----------
                                                                    67,916         57,018         29,102
                                                                ----------     ----------     ----------
Other Income:
   Interest Income...........................................       68,574         17,287         12,559
   Portfolio Interest Expense................................       14,597          2,860            175
                                                                ----------     ----------     ----------
    Net Interest Income......................................       53,977         14,427         12,384
   Gain on Sale of Loans.....................................          --          12,093          6,721
   Servicing and Other Income................................        7,472         15,481         12,325
                                                                ----------     ----------     ----------
                                                                    61,449         42,001         31,430
                                                                ----------     ----------     ----------
Income before Operating Expenses.............................      129,365         99,019         60,532
                                                                ----------     ----------     ----------
Operating Expenses:
   Selling and Marketing.....................................       23,132         18,246         10,538
   General and Administrative................................       81,570         69,894         39,414
   Depreciation and Amortization.............................        6,948          4,912          3,148
                                                                ----------     ----------     ----------
                                                                   111,650         93,052         53,100
                                                                ----------     ----------     ----------
Income before Other Interest Expense.........................       17,715          5,967          7,432

Interest Expense from Subordinated Debt......................        3,028            161            531
                                                                ----------     ----------     ----------
Earnings before Income Taxes.................................       14,687          5,806          6,901
Income Taxes.................................................        6,000          2,351          2,820
                                                                ----------     ----------     ----------
Earnings from Continuing Operations..........................        8,687          3,455          4,081
Discontinued Operations:
Earnings (Loss) from Operations of Discontinued Operations
    net of income taxes (benefit) of $172, ($440) and $3,759.          248           (703)         5,364
Earnings (Loss) from Disposal of Discontinued Operations, net
    of income taxes (benefit) of $225, ($5,393), and  $0.....          325         (8,455)            --
                                                                ----------     -----------    ----------
Net Earnings (Loss)..........................................   $    9,260     $   (5,703)    $    9,445
                                                                ==========     ===========    ==========
Earnings  per Common Share - Continuing Operations:
   Basic.....................................................   $     0.58     $     0.19     $     0.23
                                                                ==========     ==========     ==========
   Diluted...................................................   $     0.57     $     0.19     $     0.22
                                                                ==========     ==========     ==========
Net Earnings (Loss) per Common Share:
   Basic.....................................................   $     0.61     $    (0.32)    $     0.53
                                                                ==========     ===========    ==========
   Diluted...................................................   $     0.60     $    (0.31)    $     0.52
                                                                ==========     ===========    ==========


          See accompanying notes to Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 1999, 1998, and 1997
                                 ( in thousands)




                                            Number of Shares                                                     Total
                                       -------------------------                   Retained                  Stockholders'
                                        Common         Treasury       Common       Earnings      Treasury       Equity
                                       -----------     --------    -----------   ------------    ---------    -----------
Balances at December 31,  1996........    13,327            --       $  82,612     $    (293)    $      --     $   82,319
Issuance of Common Stock for Cash.....     5,194            --          89,398            --            --         89,398
Issuance of Common Stock Warrants.....        --            --             612            --            --            612
Net Earnings for the Year.............        --            --              --         9,445            --          9,445
                                       ---------       -------       ---------     ---------     ---------     ----------
Balances at December 31, 1997.........    18,521            --         172,622         9,152            --        181,774
Issuance of Common Stock for  Cash....        84            --             306            --            --            306
Issuance of Common Stock  Warrants....        --            --             900            --            --            900
Purchase of Treasury Stock for Cash...        --           (75)             --            --          (535)          (535)
Acquisition of Treasury  Stock  for
    Subordinated Debentures...........        --        (2,689)             --            --       (13,975)       (13,975)
Net Loss for the Year.................        --            --              --        (5,703)          --          (5,703)
                                         -------     ---------       ---------     ----------  -----------     -----------
Balances at December 31, 1998.........    18,605        (2,764)      $ 173,828     $   3,449   $ (14,510)      $  162,767
Issuance of Common Stock for  Cash....        51            --             364            --            --            364
Repurchase of Common Stock Warrants...                      --            (900)           --            --           (900)
Purchase of Treasury Stock for Cash...        --        (1,004)             --            --        (5,811)        (5,811)
Net Earnings for the Year.............        --            --              --         9,260            --          9,260
                                       ---------       -------       ---------     ---------     ---------     ----------
Balances at December 31, 1999.........    18,656        (3,768)      $ 173,292     $  12,709   $ (20,321)      $  165,680
                                       =========       ========      =========     =========   ==========      ==========




          See accompanying notes to Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                ($ in thousands)


                                                                               Years Ended December 31,
                                                                        ------------------------------------
                                                                            1999         1998         1997
                                                                        -----------  -----------  ----------
Cash Flows from Operating Activities:
    Net Earnings (Loss)..............................................   $     9,260   $  (5,703)   $   9,445
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by
    (Used in) Operating Activities from Continuing Operations:
    Loss (Earnings) from Discontinued Operations.....................          (573)      9,158       (5,364)
    Provision for Credit Losses......................................       102,955      65,318       22,354
    Gain on Sale of Loans............................................           --      (12,093)      (6,721)
    Deferred Income Taxes............................................        (3,078)     (2,759)         510
    Depreciation and Amortization....................................         7,579       5,071        3,150
    Purchase of Finance Receivables for Sale.........................           --     (207,085)    (116,830)
    Proceeds from Sale of Finance Receivables........................           --      159,498       81,098
    Collections of Finance Receivables for Sale......................        16,644      22,000       15,554
      Increase in Goodwill from Acquisitions.........................        (1,217)       (528)          --
      Loss on Disposal of Property and Equipment.....................            43         903           --
    Increase in Inventory............................................       (18,720)    (11,773)     (20,592)
    Decrease (Increase) in Other Assets..............................         1,415        (967)      (1,252)
    Increase in Accounts Payable, Accrued Expenses, and Other                 7,751       2,715        6,345
    Liabilities......................................................
    Increase (Decrease) in Income Taxes Receivable/Payable...........         6,772      (1,233)      (1,377)
                                                                        -----------  -----------  -----------
       Net Cash Provided by (Used in) Operating Activities

          of Continuing Operations...................................       128,831      22,522      (13,680)
                                                                        -----------   ---------    ----------
Cash Flows from Investing Activities:
    Increase in Finance Receivables..................................      (403,742)   (111,467)          --
    Collections of Finance Receivables...............................        80,877      40,112           --
    Increase in Investments Held in Trust............................       (36,152)     (8,927)      (8,475)
    Advances under Notes Receivable..................................       (12,000)         --           --
    Repayments of Notes Receivable...................................           763         149          151
    Proceeds from disposal of Property and Equipment.................            77      28,563           --
    Purchase of Property and Equipment...............................        (8,974)    (22,825)     (18,764)
    Payment for Acquisition of Assets................................          (169)         --      (35,841)
                                                                        ------------ ----------   -----------
       Net Cash Used in Investing Activities of Continuing Operations      (379,320)    (74,395)     (62,929)
                                                                        -----------   ---------    ---------
Cash Flows from Financing Activities:
    Additions to Notes Payable.......................................       751,070      49,967       22,578
    Repayments of Notes Payable......................................      (577,028)     (5,185)          --
    Additions to Other Notes Payable.................................        59,180      21,825           --
    Repayments of Other Notes Payable................................       (38,523)    (13,502)          --
    Issuance of Subordinated Notes Payable...........................           --       15,000           --
    Repayment of Subordinated Notes Payable..........................       (10,000)     (2,000)      (2,000)
    Proceeds from Issuance of Common Stock...........................           364         306       89,398
    Acquisition of Treasury Stock....................................        (5,811)       (535)          --
    Other, Net.......................................................        (1,324)       (862)        (180)
                                                                        -----------   ----------   ---------
       Net Cash Provided by Financing Activities of Continuing
            Operations ..............................................       177,928      65,014      109,796
                                                                        -----------   ---------    ---------



Net Cash Provided by (Used in) Discontinued Operations...............        73,700     (14,134)     (48,105)
                                                                        -----------   ----------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents.................         1,139        (993)     (14,918)
Cash and Cash Equivalents at Beginning of Year.......................         2,544       3,537       18,455
                                                                        -----------   ---------    ---------
Cash and Cash Equivalents at End of Year.............................   $     3,683   $   2,544    $   3,537
                                                                        ===========   =========    =========
Supplemental Statement of Cash Flows Information:
    Interest Paid....................................................   $    17,580  $    10,483   $   5,382
    Income Taxes Paid................................................         2,154        1,633       6,570
    Assumption of Debt in Connection with Acquisition of Assets......            --           --      29,900
    Purchase of Property and Equipment with Notes Payable............            --          825          --
    Purchase of Property and Equipment with Capital Leases...........            --           --         357
    Purchase of Treasury Stock with Subordinated Notes Payable.......            --       13,975          --
    Issuance (Repurchase) of Warrants for Subordinated Note Payable..          (900)         900          --


          See accompanying notes to Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) Organization, Operations and Acquisitions

    Ugly Duckling Corporation, a Delaware corporation (the Company), was incorporated in April 1996 as the successor to Ugly Duckling Holdings, Inc.
(UDH), an Arizona corporation formed in 1992.

    The Company, through wholly-owned subsidiaries, operates 72 used car sales dealerships, 15 inspection centers, and four loan-servicing facilities. Two additional wholly-owned special purpose securitization subsidiaries are Ugly Duckling Receivables Corporation and Ugly Duckling Receivables Corporation II, both of which are "bankruptcy remote subsidiaries". Their assets at December 31, 1999 and 1998 include both continuing and discontinued residuals in finance receivables sold and investments held in trust in the amounts of $78.6 million and $68.1 million, respectively. The assets of these two special purpose securitization subsidiaries generally would not be available to satisfy claims of creditors of the Company.

    During 1999 and 1997 the Company completed a total of five acquisitions. These acquisitions were recorded in accordance with the "purchase method" of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill, which is being amortized over periods ranging from fifteen to twenty years. The results of operations of the acquired entities have been included in the accompanying statements of operations from the respective acquisition dates.

    During 1999, the Company completed two acquisitions of two portfolios and nine car sales locations. In August, 1999, the Company acquired certain assets of DCT of Ocala Corporation, including four dealerships in Orlando, Florida and a loan portfolio of approximately $15 million in exchange for approximately $12.1 million in cash. In November, 1999, the Company acquired certain assets of Virginia Auto Mart, including five dealerships in Richmond, Virginia and a loan portfolio of approximately $6.8 million in exchange for approximately $3.9 million in cash and $2.7 million in debt provided by the sellers. The excess of the purchase price over the fair values of the net assets acquired was approximately $1.1 million.

    During 1997, the Company completed three acquisitions. In January 1997, the Company acquired substantially all of the assets of Seminole Finance Corporation and related companies (Seminole),including four dealerships in Tampa/St. Petersburg and a loan portfolio of approximately $31.1 million in exchange for approximately $2.5 million in cash and assumption of $29.9 million in debt. In April 1997, the Company purchased substantially all of the assets of E-Z Plan, Inc. (EZ Plan), including seven dealerships in San Antonio and a loan portfolio of approximately $24.3 million in exchange for approximately $26.3 million in cash. In September 1997, the Company acquired substantially all of the dealership and loan servicing assets (but not the loan portfolio) of Kars-Yes Holdings Inc. and related companies, including twelve dealerships, in exchange for approximately $5.5 million in cash. The excess of the purchase price over the fair values of the net assets acquired was approximately $16.0 million.

(2) Discontinued Operations

    During the first quarter of 1998, the Company closed its branch office network (the "Branch Offices") through which the Company purchased retail installment loans, and exited this line of business. The Company plans to complete servicing its existing portfolio. The Company recorded a pre-tax charge to discontinued operations of $15.1 million (approximately $9.2 million, net of income taxes) in 1998 for branch closing costs, loan losses and related loan servicing expenses. Loan losses and related loan servicing expenses have exceeded amounts originally provided for such activities and in the fourth quarter of 1999 the Company recorded an additional charge of $2.5 million ($1.5 million net of income tax) for costs and loan losses associated with the remaining portfolio servicing activities. The Company has reclassified the accompanying consolidated balance sheets and consolidated statements of operations of the Branch Offices to Discontinued Operations.

    The Company's Cygnet Dealer program provided qualified used car dealers with warehouse purchase facilities and revolving lines of credit primarily secured by the dealers finance receivable portfolios. In December, 1999, the Company sold its Cygnet Dealer Finance (CDF) subsidiary to an entity controlled by Ernest C. Garcia II, Chairman and principal shareholder of the Company, for approximately $37.5 million, the estimated book value of the Company's investment in CDF. As a result of the sale, CDF has been reclassified as discontinued operations for 1999 and all preceding years.

    The purchase price of CDF was paid through the assumption by the buyer of approximately $8.0 million of outstanding debt owed by the Company to Verde Investments Inc. (Verde), an affiliate of Mr. Garcia, a $12 million, 10-year promissory note from the buyer to the Company that is guaranteed by Verde, and the remainder in cash. The note is subordinate to the initial financing obtained by Cygnet Dealer.

    Effective December 31, 1999, the Company adopted a formal plan to abandon any effort for its third party dealer operations to acquire loans or servicing rights to additional portfolios. Accordingly, our Cygnet Servicing and the associated Cygnet Corporate segment also are reported as components of discontinued operations. The Company plans to complete servicing the portfolios that it currently services.

    No gain or loss has been recorded on the disposal of Cygnet Servicing as the Company anticipates that over the servicing period, expected to be approximately 30 months, it will realize a net gain.

    The components of Net Assets of Discontinued Operations as of December 31, 1999 and December 31, 1998 follow ($ in thousands):

                                                                       December 31,
                                                                  ---------------------
                                                                     1999        1998
                                                                  ----------  ---------
Finance Receivables, net.........................................  $ 14,837    $ 65,065
Residuals in Finance Receivables Sold............................     3,742      10,500
Investments Held in Trust........................................     1,545       3,665
Notes Receivable, net of Subordinated Notes Payable..............     6,697      22,071
Property and Equipment...........................................     2,114       5,538
Servicing Receivable.............................................     6,125          --
Other Assets, net of Accounts Payable and Accrued Liabilities....    (1,180)      6,182
Disposal Liability...............................................        --      (6,024)
                                                                  ---------    ---------
                                                                  $  33,880    $106,997
                                                                  =========    ========


    Following is a summary of the operating results of the Discontinued Operations for the years ended December 31, 1999, 1998, and 1997 ($ in thousands):

                                                           December 31,
                                               ---------------------------------
                                                  1999        1998        1997
                                               ----------  ----------  ---------
Revenues......................................  $  46,705  $   33,193   $ 34,515
Operating Expenses............................     38,056      40,508     19,338
Interest Expense..............................      7,673       7,676      6,053
                                                ---------  ----------   --------
Gain (Loss) before Income Tax (Benefit).......        976     (14,991)     9,124
Income Tax (Benefit)..........................        403      (5,833)     3,760
                                                ---------  -----------  --------
Earnings (Loss) from Discontinued Operations..  $     573  $   (9,158)  $  5,364
                                                =========  ===========  ========


(3) Summary of Significant Accounting Policies

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

Concentration of Credit Risk

    The Company provides sales finance services in connection with the sales of used cars to individuals residing in numerous metropolitan areas. The Company operated a total of 72, 56, and 41 used car dealerships (Company dealerships) in eleven, nine and ten metropolitan markets at December 31, 1999, 1998, and 1997, respectively.

    Periodically during the year, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.

Cash Equivalents

    The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. Cash equivalents generally consist of interest-bearing money market accounts.

Revenue Recognition

    Revenue from the sales of used cars is recognized upon delivery, when the sales contract is signed and the agreed-upon down payment has been received.

    Interest income is recognized using the interest method. Direct loan origination costs related to loans originated at Company dealerships are deferred and charged against finance income over the life of the related installment sales loan as an adjustment of yield. The accrual of interest is suspended if collection becomes doubtful, generally 90 days past due, and is resumed when the loan becomes current. Interest income also includes income on the Company's residual interests from its securitization program.

Residuals in Finance Receivables Sold, Investments Held in Trust, and Gain on Sale of Loans

    Under the current legal structure of the securitization program, the Company sells loans to Company subsidiaries that then securitize the loans by transferring them to separate trusts that issue several classes of notes and certificates collateralized by the loans. The securitization subsidiaries then sell Class A notes or certificates (Class A obligations) to investors, and subordinate classes are retained by the Company. The Company continues to service the securitized loans.

    The Class A obligations have historically received investment grade ratings. To secure the payment of the Class A obligations, the securitization subsidiaries obtain an insurance policy from MBIA Insurance Corporation that guarantees payment of amounts to the holders of the Class A obligations. Additionally, a cash "reserve" account is established for the benefit of the Class A obligations holders. The reserve accounts are classified in the financial statements as Investments Held in Trust and are a component of Finance Receivables, Net.

    For securitization transactions closed during the third quarter of 1998 and prior, gains on sale were computed based upon the difference between the sales proceeds for the portion of finance receivables sold and the Company's recorded investment in the finance receivables sold. The Company allocated the recorded investment in the finance receivables between the portion of the finance receivables sold and the portion retained based on the relative fair values on the date of sale. The retained portion is reported as Residuals in Finance Receivables Sold and is a component of Finance Receivables, Net

    Residuals in Finance Receivables Sold represents the present value of future cash flows from the underlying trust portfolios. These securitization transactions were discounted with a rate of 12% using the "cash out method". To the extent that actual cash flows on a securitization are below original estimates and differ materially from the original securitization assumptions and, in the opinion of management, those differences appear to be other than temporary in nature, the Company's residual will be adjusted, with corresponding charges against income in the period in which the adjustment is made. Such evaluations are performed on a security by security basis, for each residual interest retained by the Company.

     Residuals in Finance Receivables are classified as "held-to-maturity" securities in accordance with SFAS No. 115.

    Securtization transactions closed subsequent to September 30, 1998 have been accounted for as a collateralized borrowing in accordance with SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125). The loan contracts included in the transaction remain in Finance Receivables and the Class A obligations are reflected in Notes Payable.

Servicing Income

    Under servicing agreements for all Company securitizations, servicing fees are earned and paid monthly. Servicing Income is recognized when earned for securitization transactions structured as sales. Servicing Income earned on securitization transactions structured as borrowings are eliminated in consolidation. All servicing costs are charged to expense as incurred. In the event delinquencies and/or losses on any portfolio serviced exceed specified levels, the Company may be required to transfer the servicing of the portfolio to another servicer.

Finance Receivables and Allowance for Credit Losses

    Finance  Receivables  consist  of  contractually   scheduled  payments  from
installment sales contracts (loans) net of unearned finance charges, plus accrued interest receivable, direct loan origination costs, residuals in finance receivables sold, investments held in trust, and allowance for credit losses.

    The Company follows the provisions of Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Direct loan origination costs represent the unamortized balance of costs incurred in the origination of loans.

    An allowance for credit losses (allowance) is established by charging the provision for credit losses and the allocation of acquired allowances. For loans generated by the Company dealerships, the allowance is established by charging the provision for credit losses. To the extent that the allowance is considered insufficient to absorb anticipated credit losses, additions to the allowance are established through a charge to the provision for credit losses. The evaluation of the allowance considers such factors as the performance of each dealership's loan portfolio, the Company's historical credit losses, the overall portfolio quality and delinquency status, the value of underlying collateral, and current economic conditions that may affect the borrower's ability to pay.

Inventory

    Inventory consists of used vehicles held for sale, which is valued at the lower of cost or market, and repossessed vehicles, which are valued at market value. Vehicle reconditioning costs are capitalized as a component of inventory cost. The cost of used vehicles sold is determined on a specific identification basis.

Property and Equipment

    Property and Equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, which range from three to ten years for equipment and thirty years for buildings. Leasehold and land improvements are amortized using straight-line and accelerated methods over the shorter of the lease term or the estimated useful lives of the related improvements.

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

Post-Sale Customer Support Programs

    A liability for the estimated cost of post sale customer support, including car repairs and the Company's down payment back and credit card programs, is established at the time the used car is sold by charging Cost of Used Cars Sold. The liability is evaluated for adequacy through a separate analysis of the various programs' historical performance.

Interest Expense

    The  Company  allocates  interest  expense  to  discontinued  operations  in accordance with guidance under EITF 87-24: "Allocation of Interest to Discontinued Operations". Thereunder, interest expense charged to discontinued operations is limited to the total of interest on debt assumed by the discontinued operations and an allocation of other consolidated interest that is not directly attributable to other continuing operations of the Company. Other consolidated interest that cannot be allocated to operations of the Company is allocated based on a uniform ratio of consolidated debt to equity.

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

Impairment of Long-Lived Assets

    Long-Lived Assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statement amounts to conform to the current year presentation.

(4) Finance Receivables, Net

    A summary of Finance Receivables, Net follows ($ in thousands):

                                                          December 31,
                                                  --------------------------
                                                      1999          1998
                                                  -----------   ------------
   Contractually Scheduled Payments.............  $   492,937   $   131,510
   Unearned Finance Charges.....................     (134,119)      (37,574)
                                                   -----------   -----------
   Loan Principal Balances......................      358,818        93,936
   Add: Accrued Interest Receivable.............        3,741           877
         Loan Origination Costs, Net............        5,079         2,237
                                                   ----------    ----------
   Principal Balances, Net......................      367,638        97,050
   Residuals in Finance Receivables Sold........       17,382        33,331
   Investments Held in Trust....................       56,716        20,564
                                                   ----------    ----------
   Finance Receivables..........................      441,736       150,945
   Allowance for Credit Losses..................      (76,150)      (24,777)
                                                  ------------  ------------
   Finance Receivables, Net.....................   $  365,586    $  126,168
                                                   ==========    ==========


    A summary of Residuals in Finance Receivables Sold (Residuals) follows ($ in thousands):

                                                                        December 31,
                                                                ------------------------
                                                                    1999          1998
                                                                -----------   ----------
Retained Interest in Subordinated Securities.................   $   17,335    $   51,243
Net Interest Spreads, less Present Value Discount............        6,113        25,838
Reduction for Estimated Credit Loss..........................       (6,066)      (43,750)
                                                                ----------    ----------
Residuals in Finance Receivables Sold........................   $   17,382    $   33,331
                                                                ==========    ==========

Underlying Principal Balances Outstanding on Securitization

Transactions with Residuals .................................   $   65,662    $  198,747
                                                                ==========    ==========
Estimated Credit Losses and Allowances as a % of
    Underlying Principal Balances Outstanding................         10.2%         22.0%
                                                                ===========  ============

    A summary of activity for the Residuals in Finance Receivables Sold follows ($ in thousands):
                                                      December 31,
                                         -------------------------------------
                                             1999          1998         1997
                                         -----------   -----------  ----------
Balance, Beginning of Year............   $   33,331    $   13,277   $    8,512
Additions.............................          --         35,435       17,734
Amortization and write-down...........      (15,949)      (15,381)     (12,969)
                                         -----------   -----------  -----------
Balance, End of Year..................   $   17,382    $   33,331   $   13,277
                                         ==========    ==========   ==========

    During the year ended December 31, 1997, the Company recorded a $5.7 million charge to write-down the Residuals in Finance Receivables Sold. No such charge was recorded for the year ended December 31, 1999 or 1998. The 1997 charge had the effect of increasing the cumulative net loss assumption to approximately 27.5%, for the securitization transactions that took place prior to June 30, 1997. For the securitization transaction that took place in September 1997, net losses were estimated using total expected cumulative net losses at loan origination of approximately 27.5%, adjusted for actual cumulative net losses prior to securitization. For securitization transactions completed during the nine month period ended September 30, 1998, net losses were estimated using total expected cumulative net losses at loan origination of approximately 29.0%, adjusted for actual cumulative net losses prior to securitization. Prepayment rates were estimated to be 1% per month of the beginning of month balance.

    A summary of activity for Investments Held in Trust follows ($ in thousands):

                                                          December 31,
                                             -----------------------------------
                                                 1999         1998        1997
                                             ----------   ----------  ----------
Balance, Beginning of Year.................. $   20,564   $   11,637  $    3,162
Initial Deposits at Securitization..........     21,427       13,071       6,068
Additional Deposits from Trust collections..      7,217        5,879       2,407
Collections in Transit......................     15,484        3,594          --
Disbursements to the Company................     (7,976)     (13,617)         --
                                             -----------  ----------- ----------
Balance, End of Year........................ $   56,716   $   20,564  $   11,637
                                             ==========   ==========  ==========

    In connection with its securitization transactions, the Company provides a credit enhancement to the investor. The Company makes an initial cash deposit, generally 4% of the initial underlying finance receivables principal balance, into an account held by the trustee (reserve account) and pledges this cash to the trust to which the finance receivables were sold. Additional deposits from the residual cash flow (through the trustee) are made to the reserve account as necessary to attain and maintain the reserve account at a specified percentage, ranging from 8.0% to 10.5%, of the underlying finance receivables principal balances.

    During 1999, we made initial reserve account deposits totaling approximately $21.4 million. The required aggregate reserve account balance, based upon the targeted percentages, was approximately $53.8 million at December 31, 1999, with balances in the reserve accounts totaling approximately $41.2 million. As of December 31, 1999, the amount remaining to be funded to meet the required aggregate balance was approximately $10.7 million.

(5)      Allowance for Credit Losses

    A summary of the activity for the allowance for credit losses on finance receivables follows ($ in thousands):

                                                                   December 31,
                                                      -------------------------------------
                                                          1999          1998         1997
                                                      -----------   -----------  ----------
Balances, Beginning of Year.......................... $   24,777    $   10,356   $    1,625
Provision for Credit Losses..........................    102,955        65,318       22,354
Allowance on Acquired Loans..........................      6,424            --       15,309
Reduction Attributable Sale of Finance Receivables...         --       (44,539)     (21,408)
Net Charge Offs......................................    (58,006)       (6,358)      (7,524)
                                                      -----------   -----------  -----------
Balances, End of Year................................ $   76,150    $   24,777   $   10,356
                                                      ==========    ==========   ==========

(6)  Note Receivable - Related Party

    The Note Receivable - Related Party originated from the Company's December 1999 sale of its Cygnet Dealer Finance subsidiary to Cygnet Capital Corporation, an entity controlled by Ernest C. Garcia II, Chairman and principal shareholder of the Company. The $12.0 million note from Cygnet Capital Corporation has a 10 year term, with interest payable quarterly at 9%, due December 2009, is secured by capital stock of Cygnet Capital Corporation and is guaranteed by Verde. Under the terms of the agreement, Mr. Garcia will be allowed to pay down the principal balance up to a maximum of $8 million through the redemption of Ugly Duckling common stock (valued at 98% of the average of the closing prices of the stock on NASDAQ for the ten trading days prior to the redemption) as long as Mr. Garcia's ownership interest of voting stock does not fall below 15% or result in a breach of a covenant.

(7)   Property and Equipment

    A summary of Property and Equipment as of December 31, 1999 and 1998 follows ($ in thousands):
                                                            December 31,
                                                    -------------------------
                                                        1999          1998
                                                    -----------   -----------
 Land.............................................. $     5,431   $     3,721
 Buildings and Leasehold Improvements..............      14,751         9,915
 Furniture and Equipment...........................      24,086        19,345
 Construction in Process...........................         538         2,872
                                                    -----------   -----------
                                                         44,806        35,853
 Less Accumulated Depreciation and Amortization....     (13,054)       (7,222)
                                                    ------------  -----------
 Property and Equipment, Net....................... $    31,752   $    28,631
                                                    ===========   ===========

    In 1998 the Company sold certain real property to an investment company at its cost and leased back the properties for an initial term of twenty years.

    This property was then sold by the buyer to Verde. Verde has provided to the Company an option to buy back the property from Verde. The option expires with the Company receiving payment in full of the $12 million note receivable arising from the sale of Cygnet Dealer on December 31, 2000, whichever comes first.

    Interest expense capitalized in 1999, 1998 and 1997 totaled zero, $135,000, and $229,000, respectively.

(8)   Notes Payable

    Notes Payable, Portfolio

     A summary of Notes Payable, Portfolio at December 31, 1999 and 1998 follows ($ in thousands):

                                                                                           December 31,
                                                                                     ----------------------
                                                                                         1999        1998
                                                                                     ----------  ----------

Revolving facility for $125,000,000 with GE Capital, secured by substantially
    all assets of the Company, including $61.1 million in finance receivables.....   $   41,717   $  51,765
Class A Obligations issued pursuant to the company's Securitization Program, secured by underlying pools of finance receivables and reserve accounts
   totaling $342.6 million at December 31, 1999...................................      236,555      50,607
                                                                                     ----------  ----------
    Subtotal......................................................................      278,272     102,372
    Less:  Unamortized Loan Fees..................................................        2,498         640
                                                                                     ----------  ----------
    Total.........................................................................   $  275,774  $  101,732
                                                                                     =========== ==========

    The revolving facility note payable has interest payable daily at 30 day LIBOR plus 3.15% (8.71% at December 31, 1999) through June 2000. The revolving facility is subject to a one-year extension provision upon mutual consent of both parties. The revolving facility agreement also contains various reporting and performance covenants, including the maintenance of certain ratios, limitations on additional borrowings from other sources, restrictions on certain operating activities, and a restriction on the payment of dividends under certain circumstances. The Company is currently in compliance with these covenants.

    Class A obligations have interest payable monthly at rates ranging from 5.7% to 6.8% and are secured by underlying pools of finance receivable loans and reserve accounts which total $335.5 million at December 31, 1999. Monthly principal reductions on Class A obligations approximate 70% of the principal reductions on the underlying pool of finance receivable loans.

    Other Notes Payable

    A summary of Other Notes Payable at December 31, 1999 and 1998 follows ($ in thousands):

                                                                                           December 31,
                                                                                     ---------------------
                                                                                        1999        1998
                                                                                     ----------  ---------

Note payable, secured by the capital stock of UDRC and UDRC II....................   $   33,900  $      --
$15 million note payable to a finance Company,  secured by the capital stock
   of UDRC and  UDRC II..........................................................            --     12,234
Others bearing interest at rates ranging from 7.5% to 11% due through August
    2001, secured by certain real property and certain property and equipment             2,939      3,930
                                                                                     ----------  ---------
                                                                                         36,839     16,164
    Less:  Unamortized Loan Fees.................................................           283        265
                                                                                     ----------  ---------
    Total........................................................................    $   36,556  $  15,899
                                                                                     =========== =========


    In 1999, we borrowed approximately $38.0 million from an unrelated party for a term of two years. The note calls for monthly principal payments of not less than $800,000 through May 2000 and $1.7 million per month thereafter plus interest at a rate equal to LIBOR (6.64% at December 31, 1999) plus 550 basis points. Future minimum principal payments required under this note payable are $15.9 million in 2000 and $18.0 million in 2001. The remaining balance, if any, is due at maturity, May 1, 2001. The note payable balance is $33.9 million at December 31, 1999.

    In 1998, the Company borrowed $15.0 million for a term of 364 days from Greenwich Capital. We paid interest on this loan at an interest rate equal to LIBOR plus 400 basis points. The note payable balance is $12.2 million at December 31, 1998 and was paid in full in 1999.

    Subordinated Notes Payable

    A summary of Subordinated Notes Payable at December 31, 1999 and 1998 follows ($ in thousands):

                                                                                            December 31,
                                                                                       ----------------------
                                                                                         1999         1998
                                                                                       ---------    ---------
$15 million senior subordinated notes payable to unrelated parties, bearing interest at 12% per annum  payable  quarterly,  principal  due February
    2001 and is senior to subordinated debentures.................................     $  15,000    $  15,000
$17.5 million subordinated debentures, interest at 12% per annum
    (approximately 18.8% effective rate) payable semi-annually with the
    entire  principal balance due October 23, 2003................................        17,479       17,479
$14 million unsecured note payable with Verde, interest payable monthly at
    10%  per annum with annual principal payments of $2 million , maturing
    June 2003.....................................................................            --       10,000
                                                                                       ---------    ---------
       Subtotal...................................................................        32,479       42,479
       Less:  Unamortized Loan Fees...............................................           605          761
                  Unamortized Premium - subordinated debentures...................         3,263        3,738
                                                                                       ---------    ---------
       Total......................................................................     $  28,611    $  37,980
                                                                                       =========    =========

    In connection with the 1998 issuance of the $15 million senior subordinated notes payable, the Company issued warrants, to the lenders to purchase up to 500,000 shares of the Company's Common Stock. The warrants were valued at approximately $900,000, have an exercise price of $10.00 per share and are exercisable at any time until the later of February 2001, or such time as the notes have been paid in full.

    During 1998 the Company issued $17.5 million of subordinated debentures in exchange for 2.7 million shares of Company common stock valued at $14.0 million ("Exchange Offer"), including $370,000 of costs incurred for the Exchange Offer. The debentures are subordinate to all other Company indebtedness and contain certain call provisions at the option of the Company. The debentures were issued at a premium of approximately $3.9 million in excess of the market value of the shares tendered, which will be amortized as interest expense over the life of the debentures.

    Interest expense related to the subordinated note payable with Verde totaled $879,000, $1.1 million, and $1.2 million during the years ended December 31, 1999, 1998 and 1997, respectively. As the Verde note was assumed by CDF, interest expense for all three years is reclassified as a component of interest expense within operating results of Discontinued Operations.

(9) Income Taxes

    Income taxes from continuing operations totaled $6.0 million, $2.3 million, and $2.8 million for years ended December 31, 1999, 1998 and 1997, respectively (an effective tax rate of 40.9%, 40.5%, and 40.9%, respectively). Reconciliation between taxes computed at the federal statutory rate of 35%, 34% and 35% in 1999, 1998 and 1997 respectively at the effective tax rate on earnings before income taxes are as follows ($ in thousands):

                                                       December 31,
                                            ----------------------------------
                                                1999        1998        1997
                                              --------    --------    --------
Computed "Expected" Income Taxes ...........  $  5,140    $  1,974    $  2,415
State Income Taxes, Net of Federal Effect...       785         385         425
Other, Net..................................        75          (8)        (20)
                                              --------    ---------   ---------
                                              $  6,000    $  2,351    $  2,820
                                              ========    ========    ========

    Components of income taxes (benefit) for the years ended December 31, 1999, 1998 and 1997 follow ($ in thousands):

                                            Current      Deferred       Total
                                          ----------     ---------    --------
1999:

   Federal..............................  $    2,839     $  1,953     $  4,792
   State................................       1,403         (195)       1,208
                                          ----------     ---------    --------
                                               4,242        1,758        6,000
   Discontinued operations..............         683         (280)         403
                                            --------     ---------    --------
                                          $    4,925     $  1,478     $  6,403
                                          ==========     ========     ========
1998:

   Federal..............................  $     (188)    $  1,955     $  1,767
   State................................          29          555          584
                                          ----------     --------     --------
                                                (159)       2,510        2,351
   Discontinued operations..............          21       (5,854)      (5,833)
                                          ----------     ---------    ---------
                                          $     (138)    $ (3,344)    $ (3,482)
                                          ===========    =========    =========
1997:

   Federal..............................    $  1,751     $    424     $  2,175
   State................................         560           85          645
                                            --------     --------     --------
                                               2,311          509        2,820
   Discontinued operations..............       2,589        1,170        3,759
                                          ----------   ----------     --------
                                            $  4,900     $  1,679     $  6,579
                                          ==========     ========     ========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998 are presented below ($ in thousands):

                                                                                      December 31,
                                                                                -----------------------
                                                                                   1999         1998
                                                                                ----------   ----------
Deferred Tax Assets:
   Finance Receivables, Principally Due to the Allowance for Credit Losses..    $    2,655   $    2,282
   Inventory................................................................         1,413           --
   Federal and State Income Tax Net Operating Loss Carryforwards............           979        1,224
   Discontinued Operations Liability........................................           583        2,410
   Accrued Post Sale Support................................................           949          717
   Deferred Rent............................................................           312           35
   Other....................................................................           741          899
                                                                                  --------     --------
   Total Gross Deferred Tax Assets..........................................         7,632        7,567
   Less: Valuation Allowance................................................          (735)        (735)
                                                                                  ---------    ---------
      Net Deferred Tax Assets...............................................         6,897        6,832
                                                                                  --------     --------
Deferred Tax Liabilities:
   Software Development Costs...............................................        (2,607)      (2,191)
   Inventory................................................................            --       (1,176)
   Loan Origination Fees....................................................        (2,075)        (255)
   401K.....................................................................          (449)          --
   Other....................................................................          (619)        (584)
                                                                                  --------     --------
      Total Gross Deferred Tax Liabilities..................................        (5,750)      (4,206)
                                                                                  --------     --------
      Net Deferred Tax Asset (Liability)....................................    $    1,147   $    2,626
                                                                                ==========   ==========

    There was no change in the Valuation Allowance for the year ended December 31, 1999 and an increase of $735,000 in 1998. In assessing the ability to realize the Deferred Tax Assets, management considers whether it is more likely than not that some portion or all of the Deferred Tax Assets will not be realized. The ultimate realization of Deferred Tax Assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of Deferred Tax Liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the Deferred Tax Assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the established valuation allowance at December 31, 1999.

    At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $148,000, which, subject to annual limitations, are available to offset future taxable income, if any, through 2011.

(10) Servicing

    Pursuant to the Company's securitization program that began in 1996, the Company securitizes loan portfolios with servicing retained. The Company services the securitized portfolios for a monthly fee ranging from .25% to .33% (generally, 3.0% to 4.0% per annum) of the beginning of month principal balance of the serviced portfolios. The Company recognized servicing income of $7.5 million, $15.5 million, and $12.3 million in the years ended December 31, 1999, 1998 and 1997, respectively.

    Servicing income is primarily a result of fees earned on Company securitizations where the loan portfolios were sold with servicing retained. As the Company currently structures its securitization transactions as borrowings, it is expected that servicing income will reduce significantly in future periods.

    The Company has not established any servicing assets or liabilities in connection with its securitizations as the revenues from contractually specified servicing fees and other ancillary sources have been just adequate to compensate the Company for its servicing responsibilities. Pursuant to the terms of the various servicing agreements, the serviced portfolios are subject to certain performance criteria. In the event the serviced portfolios do not satisfy such criteria, the servicing agreements contain various remedies up to and including the removal of servicing rights from the Company.

(11) Lease Commitments

    The Company leases used car sales facilities, loan servicing centers, offices, and certain office equipment generally from unrelated entities under various operating leases that expire through March 2019. The leases require monthly rental payments and contain various renewal options from one to ten years. In certain instances, the Company is also responsible for occupancy and maintenance costs, including real estate taxes, insurance, and utility costs. Rent expense totaled $13. 0 million, $11.4 million and $5.4 million for the years ended December 31, 1999, 1998, and 1997, respectively.

    A summary of future minimum lease payments required under noncancelable operating leases with remaining lease terms in excess of one year as of December 31, 1999 follows ($ in thousands):

                                                               Total
                                                            -----------
    2000................................................    $    10,969
    2001................................................          8,685
    2002................................................          7,000
    2003................................................          5,709
    2004................................................          4,621
    Thereafter..........................................         43,825
                                                              ---------
        Total...........................................    $    80,809
                                                            ===========

    In 1998 the Company sold 17 properties to an unrelated investment company under a sale-leaseback agreement. In December 1999, Verde acquired these 17 properties at a 10.0% discount for approximately $24.7 million. The Company acquired the option to purchase these properties at Verde's purchase price at anytime until December 31, 2000. Under the terms of the sale of Cygnet Dealer, the term of the option was extended and the new option expires simultaneously with the Company receiving payment in full of the $12.0 million note receivable arising from the sale of Cygnet Dealer or December 31, 2000, whichever comes later.

(12) Stockholders' Equity

    During 1999 the Company acquired approximately 1.0 million shares of Treasury Stock for approximately $5.8 million under its Stock Repurchase Program. During 1998 the Company acquired approximately 2.7 million shares of Company Common Stock with a value of approximately $14.0 million in the Exchange Offer. The Company also acquired 75,000 shares of Treasury Stock for approximately $535,000 under its Stock Repurchase Program.

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

    During 1998 the Company issued 325,000 warrants to a third party to purchase Company common stock at $20.00 per share. The warrants expire on April 1, 2001 and are subject to a call feature by the Company.

    During 1997, the Company issued warrants for the right to purchase 389,800 shares of the Company's common stock for $20.00 per share exercisable through February 2000. The warrants were valued at approximately $612,000. These warrants remained outstanding at December 31, 1998 but were subsequently repurchased during 1999. In addition, warrants to acquire 121,023 shares of the Company's common stock at $6.75 per share and 174,000 shares of the Company's common stock at $9.45 per share were outstanding at December 31, 1999.

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

 (13) Earnings (Loss) Per Share

    The Company paid no preferred stock dividends in 1999, 1998 or 1997. A summary of the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the years ended December 31, 1999, 1998, and 1997 follows ($ in thousands, except for per share amounts):

                                                                  1999          1998          1997
                                                                ---------   -----------   -----------
Earnings from Continuing Operations...........................  $   8,687     $   3,455     $   4,081
                                                                =========     =========     =========

Net Earnings (Loss)...........................................  $   9,260     $  (5,703)    $   9,445
                                                                =========     ==========    =========

Basic Earnings Per Share From Continuing Operations...........  $    0.58     $    0.19     $    0.23
                                                                =========     =========     =========
Diluted Earnings Per Share From Continuing  Operations........  $    0.57     $    0.19     $    0.22
                                                                =========     =========     =========
Basic Earnings (Loss) Per Share...............................  $    0.61     $   (0.32)    $    0.53
                                                                =========     ==========    =========
Diluted Earnings (Loss) Per Share.............................  $    0.60     $   (0.31)    $    0.52
                                                                =========     ==========    =========

Basic EPS-Weighted Average Shares Outstanding.................     15,093        18,082        17,832
Effect of Diluted Securities:
   Warrants...................................................          7            41            98
   Stock Options..............................................        229           282           304
                                                                ---------     ---------     ---------
Dilutive EPS-Weighted Average Shares Outstanding..............     15,329        18,405        18,234
                                                                =========     =========     =========
Warrants Not Included in Diluted EPS Since Antidilutive.......      1,049         1,389           390
                                                                =========     =========     =========
Stock Options Not Included in Diluted EPS Since Antidilutive..        610         1,470           828
                                                                =========     =========     =========

(14) Stock Option Plan

    In June, 1995, the Company adopted a long-term  incentive plan (Stock Option
Plan) under which it has set aside 1,800,000 shares of common stock to be granted to employees. Options are to vest over a period to be determined by the Board of Directors upon grant and will generally expire 6 to 10 years after the date of grant. The options generally vest over a period of 5 years.

    In August 1998, the Company's stockholders approved an executive incentive stock option plan (Executive Plan). The Company has reserved 800,000 shares of its common stock for issuance. Options granted under the plan expire ten years after the grant date and vest 20% per year upon completion of each year of service after the date of grant (beginning 1 year after the grant date) subject to meeting additional vesting hurdles that are based on the trading price of the Company's stock and/or the achievement of certain internal performance measures. Even if these additional vesting hurdles are not met, the options will fully vest 7 years after the date of grant.

    A summary of the aforementioned stock plan activity including the number and weighted average price per share (Average Price) follows:

                                     Stock Option Plan                  Executive Plan
                                --------------------------       ---------------------------
                                                 Average                           Average
                                    Number        Price              Number         Price
                                --------------  ----------       --------------   ----------
Balance, December 31, 1997....      1,310,000   $    11.66                 --     $    --
   Granted....................        927,000         7.68              525,000         8.25
   Forfeited..................     (1,086,000)       13.97             (25,000)         8.25
   Exercised..................        (76,000)        3.61                  --            --
                                -------------    ---------       -------------    ----------
Balance, December 31, 1998....      1,075,000         6.80              500,000         8.25
   Granted....................        312,000         6.81              300,000         5.56
   Forfeited..................       (178,000)        9.25             (120,000)        7.35
   Exercised..................        (50,000)        1.56                  --            --
                                -------------    ---------       -------------     ---------
Balance, December 31, 1999....      1,159,000         6.56              680,000         7.22
                                =============    =========       ==============    =========
Number of shares exercisable..        382,000         5.55              100,000         8.25
                                =============    =========       ==============    =========

    At December 31, 1999, there were 641,000 and 120,000 additional shares available for grant under the Stock Option Plan and Executive Plan, respectively. The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $3.88, $3.22 and $6.54, respectively, on the date of grant using the Black-Scholes option-pricing model. The following are the weighted-average assumptions: 1999 -- expected dividend yield 0%, risk-free interest rate of 5.67%, expected volatility of 41.2%, and an expected life of 5 years; 1998 -- expected dividend yield 0%, risk-free interest rate of 5.25%, expected volatility of 50.0%, and an expected life of 5 years; 1997 -- expected dividend yield 0%, risk-free interest rate of 5.53%, expected volatility of 40.0%, and an expected life of 5 years

    During 1998 the Board of Directors approved separate plans to reprice the Company's outstanding stock options under the Stock Option Plan, one in January 1998 and a second in November 1998. The forfeited options had exercise prices ranging from $9.75 to $20.75 and were repriced at $9.75 or $5.13 per share, the fair market value on the date of the respective repricings. Approximately 391,000 options were issued under the repricing program. The vesting period was not affected for the options repriced under the January 1998 repricing plan. However, the vesting period started over on the repricing date for the options issued under the November 1998 repricing plan. Generally vesting occurs 20% per year beginning one year after the grant date. The fair values of these options were estimated at the date of grant using the criteria noted above. The repricing resulted in additional pro forma compensation expense in 1999 of $1,084,000, which is reflected in the pro forma table below. The repricing activity has been reflected in the table above and is included in the options granted and forfeited in 1999.

    The Company applies APB Opinion 25 in accounting for its Plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below ($ in thousands except per share data):

                                                     1999           1998          1997
                                                  -----------    -----------   ----------
Pro Forma Earnings from Continuing Operations

   Available to Common Stockholders.............  $    7,603     $    2,468    $    3,204
Pro forma Net Earnings  (Loss) Available to
   Common Stockholders..........................  $    8,176     $   (6,690)   $    8,567
Earnings (Loss) per Share-- Basic:
   Continuing Operations Pro Forma..............  $     0.50     $     0.14    $     0.19
   Net Earnings (Loss) Pro Forma................  $     0.54     $    (0.37)   $     0.48
Earnings (Loss) per Share-- Diluted:
   Continuing Operations Pro Forma..............  $     0.50     $     0.14    $     0.18
   Net Earnings (Loss) Pro Forma................  $     0.53     $    (0.36)   $     0.47

    A summary of stock options granted at December 31, 1999 follows:

                                            Options Outstanding                         Options Exercisable
                             --------------------------------------------------  --------------------------
                                  Number        Weighted-Avg.     Weighted-Avg.       Number      Weighted-Avg.
         Range of               Outstanding       Remaining         Exercise        Exercisable     Exercise
      Exercise Prices           at 12/31/99   Contractual Life        Price         at 12/31/99       Price
--------------------------   ---------------  ----------------  ---------------  ---------------  ------------
$ .50 to $1.00............          23,000       5.5 years          $  0.86                --       $     --
$1.50 to $7.00............         906,000       6.9 years             5.10           300,000           4.62
$8.00 to $8.25............         851,000       8.3 years             8.24           159,000           8.25
$8.30 to $18.63...........          59,000       7.1 years            10.37            23,000          10.62
                                ----------                          -------         ---------       --------
                                 1,839,000                          $  6.67           482,000       $   6.11
                                ==========                          =======         =========       ========


 (15) Commitments and Contingencies

    In connection with its securitization transactions, the Company provides a credit enhancement to the investor. The Company maintains reserve accounts at a specified percentage, ranging from 8.0% to 10.5%, of the underlying finance receivables' principal balance. In the event that the cash flows generated by the finance receivables are insufficient to pay obligations of the trust, including principal or interest due to certificate holders or expenses of the trust, the trustee will draw funds from the reserve account as necessary to pay the obligations of the trust. The reserve account must be maintained at a specified percentage of the principal balances of the finance receivables held by the trust, which can be increased in the event delinquencies or losses exceed specified levels. If the reserve account exceeds the specified percentage, the trustee will release the excess cash to the Company from the pledged reserve account. Except for releases in this manner, the cash in the reserve account is restricted from use by the Company.

    The Company's discontinued operations have entered into servicing agreements with two companies that have filed and subsequently emerged from bankruptcy and continue to operate under their approved plans of reorganization. Under the terms of the respective servicing agreements and approved plans of reorganization, once certain creditors of the bankrupt companies have been paid in full, the Company is entitled to certain incentive compensation in excess of the servicing fees earned to date. Under the terms of one of the agreements, the Company is scheduled to receive 17.5% of all collections of the serviced portfolio once the specified creditors have been paid in full. Under the terms of the second agreement, the Company is scheduled to receive the first $3.25 million in collections once the specified creditors have been paid in full and 15% thereafter. The Company is required to issue up to 150,000 warrants to the extent the Company receives the $3.25 million and in addition will be required to issue 75,000 warrants for each $1.0 million in incentive fee income after collection of the $3.25 million. As of December 31, 1999, management estimates that the incentive compensation could range from $7.0 to $8.0 million under these agreements. For the year ended December 31, 1999 results of operations for discontinued operations includes $6.1 million in fee income with regard to these incentives.

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

(16)  Retirement Plan

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

    The Company will match from 10% to 25% of the participants' contributions with Company common stock. Participants are immediately vested in the amount of their direct contributions and vest over a five-year period, as defined by the plan, with respect to the Company's contribution. Compensation expense related to these plans totaled $194,000, $121,000, and $49,000 during the years ended December 31, 1999, 1998, and 1997, respectively.

(17)  Disclosures About Fair Value of Financial Instruments

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

    Limitations - Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

    Since the fair value is estimated as of December 31, 1999 and 1998, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

    Cash and Cash Equivalents - The carrying amount is estimated to be the fair value due to the liquidity of these instruments.

    Finance Receivables, Residuals in Finance Receivables Sold, Investments Held in Trust, and Notes Receivable - The carrying amount is estimated to be the fair value due to the relatively short maturity and repayment terms of the portfolio as compared to similar instruments.

    Accounts Payable, Accrued Expenses, and Notes Payable - The carrying amount approximates fair value because of the short maturity of these instruments. The terms of the Company's notes payable approximate the terms in the market place at which they could be replaced. Therefore, the fair market value approximates the carrying value of these financial instruments.

    Subordinated Notes Payable - The terms of the Company's subordinated notes payable approximate the terms in the market place at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

(18)  Business Segments

    Operating results and other financial data are presented for the principal business segments of the Company for the years ended December 31, 1999, 1998, and 1997, respectively. The Company has three distinct business segments. These consist of retail car sales operations (Retail Operations), the income generated from the finance receivables generated at the Company dealerships (Portfolio Operations), and corporate and other operations (Corporate Operations). In computing operating profit by business segment, the following items were considered in the Corporate Operations category: portions of administrative expenses, interest expense and other items not considered direct operating expenses. Identifiable assets by business segment are those assets used in each segment of Company operations.

    A summary of operating results and other information, by business segment, for years ended December 31, 1999, 198 and 1997 follows ($ in thousands):

                                                    Retail           Portfolio        Corporate           Total
                                                 -------------     -------------  ---------------     -------------
December 31, 1999:
Sales of Used Cars...........................    $     389,908     $          --    $          --     $     389,908
Less: Cost of Cars Sold......................          219,037                --               --           219,037
    Provision for Credit Losses..............           80,627            22,328               --           102,955
                                                 -------------     -------------  ---------------     -------------
                                                        90,244           (22,328)              --            67,916
Net Interest Income..........................               --            53,521              456            53,977
Servicing and Other Income...................               --             7,472               --             7,472
                                                 -------------     -------------  ---------------     -------------
Income before Operating Expenses.............           90,244            38,665              456           129,365
                                                 -------------     -------------  ---------------     -------------
Operating Expenses:
Selling and Marketing........................           23,132                --               --            23,132
General and Administrative...................           44,770            19,809           16,991            81,570
Depreciation and Amortization................            3,588             1,141            2,219             6,948
                                                 -------------     -------------  ---------------     -------------
                                                        71,490            20,950           19,210           111,650
                                                 -------------     -------------  ---------------     -------------
Income (loss) before Other Interest Expense..    $      18,754     $      17,715    $     (18,754)    $      17,715
                                                 =============     =============  ================    =============

Capital Expenditures.........................    $       5,175     $         897    $       2,902     $       8,974
                                                 =============     =============  ===============     =============
Identifiable Assets..........................    $     100,183     $     398,437    $       4,211     $     502,831
                                                 =============     =============  ===============     =============
December 31, 1998:
Sales of Used Cars...........................    $     287,618     $          --    $          --     $     287,618
Less: Cost of Cars Sold......................          165,282                --               --           165,282
    Provision for Credit Losses..............           59,770             5,548               --            65,318
                                                 -------------     -------------    -------------     -------------
                                                        62,566            (5,548)              --            57,018
Net Interest Income..........................               --            14,086              341            14,427
Gain on Sale of Loans........................               --            12,093               --            12,093
Servicing and Other Income...................               --            15,481               --            15,481
                                                 -------------     -------------    -------------     -------------
Income before Operating Expenses.............           62,566            36,112              341            99,019
                                                 -------------     -------------    -------------     -------------
Operating Expenses:
Selling and Marketing........................           18,246                --               --            18,246
General and Administrative...................           35,765            18,519           15,610            69,894
Depreciation and Amortization................            2,582             1,333              997             4,912
                                                 -------------     -------------    -------------     -------------
                                                        56,593            19,852           16,607            93,052
                                                 -------------     -------------    -------------     -------------
Income (loss) before Other Interest Expense..    $       5,973     $      16,260    $     (16,266)    $       5,967
                                                 =============     =============    =============     =============

Capital Expenditures.........................    $      19,176     $       1,297    $       2,352     $      22,825
                                                 =============     =============    =============     =============
Identifiable Assets..........................    $      75,366     $     145,880    $       9,038     $     230,284
                                                 =============     =============    =============     =============

December 31, 1997:
Sales of Used Cars...........................    $     123,814     $          --    $          --     $     123,814
Less: Cost of Cars Sold......................           72,358                --               --            72,358
    Provision for Credit Losses..............           22,354                --               --            22,354
                                                 -------------     -------------    -------------     -------------
                                                        29,102                --               --            29,102
Net Interest Income..........................               --            12,384               --            12,384
Gain on Sale of Loans........................               --             6,721               --             6,721
Servicing and Other Income...................            1,498             8,814            2,013            12,325
                                                 -------------     -------------    -------------     -------------
Income before Operating Expenses.............           30,600            27,919            2,013            60,532
                                                 -------------     -------------    -------------     -------------
Operating Expenses:
Selling and Marketing........................           10,538                --               --            10,538
General and Administrative...................           17,215            12,303            9,896            39,414
Depreciation and Amortization................            1,536             1,108              504             3,148
                                                 -------------     -------------    -------------     -------------
                                                        29,289            13,411           10,400            53,100
                                                 -------------     -------------    -------------     -------------
Income (loss) before Other Interest Expense..    $       1,311     $      14,508    $      (8,387)    $       7,432
                                                 =============     =============    =============     =============

Capital Expenditures.........................    $      12,869     $       3,791    $       2,104     $      18,764
                                                 =============     =============    =============     =============
Identifiable Assets..........................    $      74,287     $      78,514    $      72,799     $     225,600
                                               ===============   ===============  ===============   ===============

(19) Quarterly Financial Data -- unaudited

    A summary of the quarterly data for the years ended December 31, 1999, and 1998 follows ($ in thousands):

                                                       First        Second          Third         Fourth
                                                      Quarter       Quarter        Quarter        Quarter       Total
                                                     ---------     ---------      ---------      ---------    ----------
1999:
  Total Revenue................................      $ 119,715     $ 115,927      $ 124,883      $ 105,429     $ 465,954
                                                     =========     =========      =========      =========     =========
  Income before Operating Expenses.............         29,868        31,378         35,516         32,603       129,365
                                                     =========     =========      =========      =========     =========
  Operating Expenses...........................         28,969        27,709         28,082         26,891       111,650
                                                     =========     =========      =========      =========     =========
  Income before Interest Expense...............            899         3,669          7,436          5,711        17,715
                                                     =========     =========      =========      =========     =========
  Earnings from Continuing Operations..........      $     619     $   1,792      $   3,657      $   2,619     $   8,687
                                                     =========     =========      =========      =========     =========
  Earnings (Loss) from Discontinued Operations.
                                                          (196)         (324)           525            568           573
                                                     ==========    ==========     =========      =========     =========
  Net Earnings.................................      $     423     $   1,468      $   4,182      $   3,187     $   9,260
                                                     =========     =========      =========      =========     =========
   Basic Earnings Per Share from Continuing

     Operations................................      $    0.04     $    0.12      $    0.24      $    0.18     $    0.58
                                                     =========     =========      =========      =========     =========
  Diluted Earnings Per Share from Continuing

     Operations................................      $    0.04     $    0.12      $    0.24      $    0.17     $    0.57
                                                     =========     =========      =========      =========     =========
  Basic Earnings Per Share.....................      $    0.03     $    0.10      $    0.28      $    0.21     $    0.61
                                                     =========     =========      =========      =========     =========
  Diluted Earnings Per Share...................      $    0.03     $    0.10      $    0.28      $    0.21     $    0.60
                                                     =========     =========      =========      =========     =========

1998:

  Total Revenue................................      $  85,303     $  80,766      $  85,965      $  80,446     $ 332,479
                                                     =========     =========      =========      =========     =========
  Income before Operating Expenses.............         27,940        25,535         27,712         17,832        99,019
                                                     =========     =========      =========      =========     =========
  Operating Expenses...........................         21,683        21,182         23,973         26,214        93,052
                                                     =========     =========      =========      =========     =========
  Income (Loss) before Interest Expense........          6,257         4,353          3,739         (8,382)        5,967
                                                     =========     =========      =========      =========     =========
  Earnings (Loss) from Continuing Operations...      $   3,745     $   2,590      $   2,184      $  (5,064)    $   3,455
                                                     =========     =========      =========      ==========    =========
  Earnings (Loss) from Discontinued Operations.
                                                        (5,611)          352         (4,285)           386        (9,158)
                                                     ==========    =========      =========      =========     ==========
  Net Earnings (Loss)..........................      $  (1,866)    $   2,942      $  (2,101)     $  (4,678)    $  (5,703)
                                                     ==========    =========      =========      ==========    ==========
  Basic Earnings (Loss) Per Share from

    Continuing Operations......................      $    0.20     $    0.14      $    0.12      $   (0.28)    $    0.19
                                                     =========     =========      =========      =========     =========
  Diluted Earnings (Loss) Per Share from

    Continuing Operations......................      $    0.20     $    0.14      $    0.12      $   (0.27)    $    0.19
                                                     =========     =========      =========      =========     =========
  Basic Earnings (Loss) Per Share..............      $   (0.10)    $    0.16      $   (0.11)     $   (0.26)    $   (0.32)
                                                     ==========    =========      =========      ==========    ==========
  Diluted Earnings (Loss) Per Share............      $   (0.10)    $    0.16      $   (0.11)     $   (0.25)    $   (0.31)
                                                     ==========    =========      =========      ==========    ==========

             ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURES

    The Company has had no disagreements with its independent certified public accountants in regard to accounting and financial disclosure and has not changed its independent accountants during the two most recent fiscal years.


                                    PART III

          ITEM 10-- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item pertaining to executive officers of Ugly Duckling is set forth above in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant," and is incorporated by reference into this Item. Information concerning directors of the registrant and persons nominated to become directors is incorporated by reference from the text under the captions, "Board of Directors, Board Committees and Other Board Information" and "Proposal to Be Voted on -- Item No. 1 -- Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders currently scheduled for May 23, 2000. Information required by this Item pertaining to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Stockholders currently scheduled for May 23, 2000 and is incorporated by reference into this Item.

                        ITEM 11 -- EXECUTIVE COMPENSATION

    Information concerning executive compensation is incorporated by reference from the text under the captions, "Certain Relationships and Related Transactions" and "Compensation of Executive Officers, Benefits and Related Matters" (excluding the material under the headings "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Graph" therein) in the Proxy Statement for the Annual Meeting of Stockholders currently scheduled for May 23, 2000.

    ITEM 12-- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning ownership of equity stock of the Company by certain beneficial owners and management is incorporated by reference from the text under the caption, "Security Ownership of Certain Beneficial Owners and Management--Beneficial Ownership Table" in the Proxy Statement for the Annual Meeting of Stockholders currently scheduled for May 23, 2000.

            ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions with officers and directors is incorporated by reference from the text under the caption, "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders currently scheduled for May 23, 2000.

                                     PART IV

         ITEM 14-- EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

    (a) Consolidated Financial Statements.

     The   following   consolidated   financial   statements  of  Ugly  Duckling
Corporation are filed as part of this Form 10-K.

                                                                                       Page
                                                                                       ----
Independent Auditors' Report........................................................    31
Consolidated Financial Statements and Notes thereto of Ugly Duckling Corporation:
Consolidated Balance Sheets-- December 31, 1999 and 1998............................    32
Consolidated Statements of Operations-- for the years ended  December 31, 1999, 1998
    and 1997........................................................................    33
Consolidated Statements of Stockholders' Equity-- for the years ended  December 31,
    1999, 1998 and 1997.............................................................    34
Consolidated Statements of Cash Flows-- for the years ended December 31, 1999, 1998
    and 1997........................................................................    35
Notes to Consolidated Financial Statements..........................................    36

All schedules have been omitted because they are not applicable, not required, or the information has been disclosed in the consolidated financial statements and related notes thereto or otherwise in this Form 10-K Report.


(b)  Reports on Form 8-K.

    During the fourth quarter of 1999, the Company filed two reports on Form 8-K. The first report on Form 8-K, dated November 8, 1999 and filed on November 9, 1999, pursuant to Item 5, reported the acquisition of certain assets of Virginia Auto Mart. The second report on Form 8-K, dated December 17, 1999 and filed on December 21, 1999, pursuant to Item 5 reported the execution of a letter of intent to sell Cygnet Dealer Finance, Inc. to an entity controlled by Ernest C. Garcia II.

 (c) Exhibits.

EXHIBIT
NUMBER                     DESCRIPTION

  3.1      Certificate of Incorporation of the Registrant Amended and Restated as of May 15, 1997(13)
  3.2      Bylaws of the Registrant (22)
  4.1      Certificate of Incorporation of the Registrant (filed as Exhibit 3.1)
  4.2      Warrant Agreement between the Registrant and Harris Trust Company of California, as warrant agent, with respect to the FMAC Warrants, dated as of April 1, 1998 (w/form of warrant attached as Exhibit A thereto) (16)
  4.3      Form of Certificate representing Common Stock (1)
  4.4      Form of Warrant issued to Cruttenden Roth Incorporated as Representative of the several underwriters
           (1)
  4.5      Form of Warrant issued to SunAmerica Life Insurance Company (1)
  4.6      Form of 12% Senior Subordinated Note between Registrant and Kayne Anderson related entities, each as a lender, executed in February 1998 (9)
  4.7      Warrant Agreement dated as of February 12, 1998 between Registrant and each of the Kayne Anderson related lenders named therein (9)
  4.8      Form of Warrant issued to Kayne Anderson related entities issued in February 1998 (9)
  4.9      Warrant Agreement between the Registrant and Reliance Acceptance Corporation and Harris Trust Company
           of California, as warrant agent, dated as of February 9, 1998 (w/form of warrant attached as Exhibit A thereto) (12)
  4.10     Certificate of Designation of the Preferred Stock (par value $.001 per share) (filed as part of Exhibit
           3.1) (13)
  4.11     Indenture dated as of October 15, 1998 between Registrant and Harris Trust and Savings Bank, as Trustee
           ("Harris") ("Indenture") (15)
  4.11(a)  First Supplemental Indenture dated as of October 15, 1998 between Registrant and Harris (15)
  4.11(b)  Form of 12% Subordinated Debenture due 2003 (16)
10.1       Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement between Registrant and General Electric Capital Corporation ("GECC") (6)
10.1(a)    Assumption and Amendment Agreement between the Registrant and GECC (2)
10.1(b)    Amendment No. 1 to Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement
           between Registrant and GECC dated December 22, 1997 (10)
10.1(c)    Letter Agreement to amend the Amended and Restated Motor Vehicle Installment Contract Loan and Security
           Agreement between Registrant and GECC dated as of October 20, 1997(12)
10.1(d)    Letter agreement to amend the Amended and Restated Motor Vehicle Installment Contract Loan and Security
           Agreement between Registrant and GECC, dated as of March 25, 1998 (12)
10.1(e)    Amendment No. 2 to Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement
           between Registrant and GECC (14)
10.1(f)           Amendment No. 3 to Amended and Restated Motor Vehicle Installment Contract Loan and Security
           Agreement between Registrant and GECC (16)
10.1(g)    Amendment to the Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement
           between GECC and Registrant dated March 25, 1999 regarding Year 2000 Date Change (17)
10.1(h)    Amendment No. 4 to the Amended and Restated Motor Vehicle Installment Contract Loan and Security
           Agreement between GECC and Registrant dated June 30, 1999 (19)
10.1(i)    Amendment No. 5 to the Amended and Restated Motor Vehicle Installment Contract Loan and Security
           Agreement between GECC and Registrant dated August 16, 1999 (20)
10.1(j)    Amendment No. 6 to the Amended and Restated Motor Vehicle Installment Contract Loan and Security
           Agreement between GECC and Registrant dated August 27, 1999 (20)
10.1(k)    Amendment No. 7 to the Amended and Restated Motor Vehicle Installment Contract Loan and Security
           Agreement between GECC and Registrant dated as of November 30, 1999**
10.1(l)    Amendment No. 8 to the Amended and Restated Motor Vehicle Installment Contract Loan and Security
           Agreement between GECC and Registrant dated as of December 7, 1999**
10.1(m)    Amendment No. 9 to the Amended and Restated Motor Vehicle Installment Contract Loan and Security
           Agreement between GECC and Registrant dated as of December 8, 1999**
10.1(n)    Amendment No. 10 to the Amended and Restated Motor Vehicle Installment Contract Loan and Security
           Agreement between GECC and Registrant dated as of March 6, 2000**
10.2       Note Purchase Agreement between the Registrant and SunAmerica Life Insurance Company (1)
10.2(a)    First Amendment to Note Purchase Agreement between the Registrant and SunAmerica Life Insurance Company
           (1)
10.2(b)    Second Amendment to Note Purchase Agreement between the Registrant and SunAmerica Life Insurance
           Company (1)



10.2(c)    Third Amendment to Note Purchase Agreement between the Registrant and SunAmerica Life Insurance Company
           (1)
10.2(d)    Fourth Amendment to Note Purchase Agreement between the Registrant and SunAmerica Life Insurance
           Company (1)
10.2(e)    Commitment Letter entered into between the Registrant and SunAmerica Life Insurance Company (1)
10.2(f)    Letter Agreement regarding Note Conversion between the Registrant and SunAmerica Life Insurance Company
           (1)
10.3       Amended and Restated Registration Rights Agreement between the Registrant and SunAmerica Life Insurance
           Company(1)
10.4       Loan Purchase Agreement dated as of August 20, 1997 among the Registrant and certain banks (4)
10.4(a)    Assignment of Loan and Bank Claim dated as of August 20, 1997 among the Registrant and certain banks, as assignors (4)
10.4(b)    Security Agreement dated as of August 20, 1997 among the Registrant, as obligor, and certain banks (4)
10.4(c)    Payment Guaranty dated as of August 20, 1997 of certain affiliates of the Registrant, as guarantors (4)
10.5*      Restated (as of March 14, 1997) Ugly Duckling Corporation Long-Term Incentive Plan (3)
10.5(a)*   Amended and Restated Long Term Incentive Plan (as of January 15, 1998) (14)
10.6*      Employment Agreement between the Registrant and Ernest C. Garcia II (1)
10.6(a)*   Amendment to Employment Agreement between the Registrant and Ernest C. Garcia II (16)
10.7*      Employment Agreement between the Registrant and Steven T. Darak (1)
10.8*      Amended and Restated Employment Agreement between Registrant and Walter Vonsh dated May 26, 1998 (13)
10.9*      Amended and Restated Employment Agreement between the Registrant and Donald L. Addink (6)
10.10*     Employment Agreement between the Registrant and Steven A. Tesdahl (6)
10.10(a)*  Modification of Terms of Employment between Registrant and Steven A. Tesdahl (13)
10.11      Form of Indemnity Agreement between the Registrant and its directors and officers (18)
10.12*     Ugly Duckling Corporation 1996 Director Incentive Plan (1)
10.13      Purchase Agreement, dated February 10, 1997 between the Registrant and Friedman, Billings, Ramsey &
           Co., Inc. (7)
10.14      Portfolio Servicing Agreement among Registrant, Kars-Yes Financial, inc., and certain other parties, dated as of September 15, 1997 (5)
10.14(a)   Subservicing Agreement among Registrant, Kars-Yes Financial, Inc., and certain other parties, dated as of September 15, 1997 (5)
10.15      Binding Agreement to Propose and Support Modified Plan Agreement dated as of December 15, 1997 among the Registrant, FMAC and the Official Committee of Unsecured Creditors of FMAC (8)
10.16      Purchase Agreement dated as of December 18, 1997 by and among Contract Purchaser, Registrant and
           LaSalle National Bank, as Agent (8)
10.17      Guaranty dated as of December 18, 1997 by Registrant in favor of Contract Purchaser (8)
10.18      Servicing Agreement dated as of December 15, 1997 between Registrant and Contract Purchaser (8)
10.19      FMAC Guaranty and Stock Pledge Agreement among FMAC, Registrant and certain banks (11)
10.20      Contribution Agreement between Registrant and FMAC (10)
10.21      Indemnification Agreement between the Company and FMAC (11)
10.22      Loan Agreement dated as of February 12, 1998 between the Registrant and each of the Kayne Anderson related Lenders named therein (9)
10.22      (a)    Amendment to Loan Agreement between the Registrant and each of the Kayne Anderson related lenders named therein, dated September 30, 1999 (20)
10.23      Credit and Security Agreement between Registrant and First Merchants Acceptance Corp., dated as of July
           17, 1997 (12)
10.23(a)   First Amendment to Credit and Security Agreement between Registrant and FMAC, dated as of January 21,
           1998 (12)
10.23(b)   Second Amendment to Credit and Security Agreement between Registrant and FMAC, dated as of April 1,
           1998 (12)
10.23(c)   Third Amendment to Credit and Security Agreement between Registrant and FMAC, dated as of August 2,
           1999 (20)
10.24      Service Agreement among Reliance Acceptance Corporation, Registrant, Bank America Business Credit, Inc.
           and certain other parties dated as of February 9, 1998 (14)
10.25      Agreement of Understanding among Reliance Acceptance Group, Inc., Reliance Acceptance Corporation and
           Registrant, dated as of February 9, 1998 (14)
10.26      Purchase and Sale-Leaseback Agreement and Joint Escrow Instructions between Champion Acceptance
           Corporation, Ugly Duckling Car Sales, Inc., Ugly Duckling Car Sales New Mexico, Inc., Ugly Duckling Car
           Sales Florida, Inc. and Ugly Duckling Car Sales Texas, LLP, date as of May 13, 1998 (13)
10.27      Loan Agreement by and among the Registrant, Kayne Anderson Non-Traditional Investments, LP, and certain other lenders, dated July 20, 1998 (14)
10.28      Payment Guaranty by Registrant in favor of Kayne Anderson and the Lenders, dated as of July 20, 1998
           (14)
10.29      Agreement of Purchase and Sale of Assets made as of July 31, 1998, by and among Cygnet Financial
           Services, Inc. and Mountain Parks Financial Services, Inc. (14)


10.30*     1998 Executive Incentive Plan (14)
10.31      Loan agreement between Greenwich Capital Financial Products, Inc. and Registrant dated November 12,
           1998 (16)
10.31(a)   Stock Pledge Agreement among Greenwich Capital Financial Products, Inc., Registrant, and certain related parties, dated November 12, 1998 (16)
10.31(b)   $20 Million Loan agreement between Greenwich Capital Financial Products, Inc. and Registrant dated
           March 18, 1999 (17)
10.31(c)   Stock Pledge Agreement among Greenwich Capital Financial Products, Inc., Registrant, and certain related parties, dated March 18, 1999 (17)
10.31(d)   Engagement Letter between Greenwich Capital Markets, Inc. and Registrant dated March 16, 1999 for
           Greenwich to Act as Placement Agent for not less than $300 Million of Securitized Loans (17)
10.31(e)   Commitment Letter between Greenwich Capital Markets, Inc. and Registrant dated March 17, 1999 with Term
           Sheet for $100 Million Revolving Credit Facility (17)
10.32      KPMG Year 2000 Renovation Project Service Proposal to and Engagement Letter with the Registrant, dated
           November 2, 1998 (16)
10.33      $38 Million Senior Secured Loan Agreement between CIBC Inc., SunAmerica, etc. and the Registrant dated
           May 14, 1999 (w/form of note and guaranty attached) (18)
10.33(a)   Stock Pledge Agreement among certain lenders, Harris and the Registrant dated May 14, 1999 (18)
10.34      Stock Purchase Agreement, by and among Ugly Duckling Car Sales & Finance Corporation, Ugly Duckling
           Finance Corporation ("UDFC"), Cygnet Dealer Finance, Inc.("CDF"), and Cygnet Capital Corporation
           ("CCC"), dated as of December 30, 1999 (21)
10.34(a)   Promissory Note dated December 30, 1999 from CCC to UDFC (21)
10.34(b)   Pledge Agreement dated December 30, 1999 from CCC to UDFC (21)
10.34(c)   Verde Guaranty dated December 30, 1999 (21)
10.34(d)   CDF Guaranty dated December 30, 1999 (21)
10.34(e)   Warrant dated December 30, 1999 from CCC to UDFC (21)
11         Earnings (Loss) per Share Computation (see Note 18 to Notes to Consolidated Financial Statements)
12         Statement on Computation of Ratios**
21         List of Subsidiaries**
23.1       Consent of KPMG Peat Marwick LLP**
24.1       Special Power of Attorney for  Ernest C. Garcia II
24.2       Special Power of Attorney for C. Jennings**
24.3       Special Power of Attorney for J. MacDonough**
24.4       Special Power of Attorney for F. Willey**
24.5       Special Power of Attorney for Gregory Sullivan**
27.1       Financial Data Schedules for the year ending December 31, 1999**
27.2       Financial Data Schedules for the year ending December 31, 1998**
27.3       Financial Data Schedules for the year ending December 31, 1997**
27.4       Financial Data Schedules for the three months ending September 30, 1999**
27.5       Financial Data Schedules for the three months ending June 30, 1999**
27.6       Financial Data Schedules for the three months ending March 31, 1999**
27.7       Financial Data Schedules for the three months ending September 30, 1998**
27.8       Financial Data Schedules for the three months ending June 30, 1998**
27.9       Financial Data Schedules for the three months ending March 31, 1998**
___________________________
*          Management contract or compensatory plan, contract or arrangement.
**         Filed with this Form 10-K.
(1)        Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No.
           333-3998), effective June 18, 1996.
(2)        Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No.
           333-13755), effective October 30, 1996.
(3)        Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed August 14, 1997.
(4)        Incorporated by reference to the Company's Current Report on Form 8-K, filed September 5, 1997.
(5)        Incorporated by reference to the Company's Current Report on Form 8-K, filed October 3, 1997.
(6)        Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed November 14, 1997.



(7)        Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No.
           333-22237).
(8)        Incorporated by reference to the Company's Current Report on Form 8-K, filed January 2, 1998.
(9)        Incorporated by reference to the Company's Current Report on Form 8-K, filed February 20, 1998.
(10)       Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No.
           333-42973) effective February 11, 1998.
(11)       Incorporated by reference to the Company's Annual Report on Form 10-K, filed March 31, 1998.
(12)       Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed May 15, 1998.
(13)       Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed August 10, 1998.
(14)       Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed November 13, 1998.
(15)       Incorporated by reference to the Company's Form T-3 Application for Qualification of Indenture under the Trust Indenture Act of 1939, filed November 20, 1998 (File No. 022-22415) effective December 21,
           1998.
(16)       Incorporated by reference to the Company's Annual Report on Form 10-K, filed March 30, 1999.
(17)       Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed May 14, 1999.
(18)       Incorporated by reference to the Company's Post-Effective Amendment No. 1 to Registration Statement on
           Form S-1 (Registration No. 333-42973) filed July 9, 1999 ,effective August 2, 1999.
(19)       Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed August 16, 1999.
(20)       Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed November 15, 1999.
(21)       Incorporated by reference to the Company's Current Report on Form 8-K, filed January 5, 2000.
(22)       Incorporated by reference to the Company's Form T-3 Application for Qualification of Indenture under the Trust Indenture Act of 1939, filed February 23, 2000 (File No. 022-22463).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UGLY DUCKLING CORPORATION,
                                        a Delaware corporation

                                            By:   /s/ GREGORY B. SULLIVAN
                                                    Gregory B. Sullivan
                                                    Its: Chief Executive Officer

Date: March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name and Signature                 Title                            Date
        ------------------                 -----                            ----

/s/ ERNEST C. GARCIA II      Chairman of the Board of Directors        March 29, 2000
Ernest C. Garcia II

/s/ GREGORY B. SULLIVAN      President, Chief Executive Officer and    March 29, 2000
Gregory B. Sullivan          Director (Principal Executive Officer
                             and Director)

/s/ STEVEN T. DARAK          Senior Vice President and Chief           March 29, 2000
Steven T. Darak              Financial Officer (Principal Financial
                             and Accounting Officer)

                *            Director                                  March 29, 2000
Christopher D. Jennings

                *            Director                                  March 29, 2000
John N. MacDonough

                *            Director                                  March 29, 2000
Frank P. Willey



 *By: /s/ JON D. EHLINGER
         Jon D. Ehlinger
         Attorney-in-Fact