Form 10-K/A
period 1999-12-31
UGLY DUCKLING CORP
filed 2000-05-12
CIK 1012704

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

     FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

       (Registrant's telephone number, including area code) (602) 852-6600

           Securities registered pursuant to Section 12(b) of the act:

           Title of Class              Name of Each Exchange On Which Registered
           --------------              -----------------------------------------
12% Subordinated Debentures Due 2003            American Stock Exchange
11% Subordinated Debentures Due 2007            American Stock Exchange

           Securities registered pursuant to Section 12(g) of the act:

            Title of Class             Name of Each Exchange On Which Registered
            --------------             -----------------------------------------
    Common Stock, $.001 Par Value               The Nasdaq Stock Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 1, 2000, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $73,202,715.

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

     As of May 1, 2000, there were approximately 13,895,965 shares of common stock of the Registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                    DIRECTORS

     The following table gives the name, age, principal occupation and business experience of our directors. Also, included for each director is the year in which he became a director for us, his positions and offices with us, family relationships, other directorships and certain other biographical information.

NAME                     AGE   BUSINESS EXPERIENCE                                    SINCE
----                     ---   -------------------                                    -----
ERNEST C. GARCIA II (1)   42   CHAIRMAN OF THE BOARD OF UGLY DUCKLING since its       1996
                               founding in 1992. Mr. Garcia also served as Chief
                               Executive Officer until July 1999 and as President
                               from 1992 to 1996. Since 1991, Mr. Garcia has
                               served as President of Verde Investments, Inc.
                               (Verde), a real estate investment corporation that
                               is an affiliate of Ugly Duckling. See "Certain
                               Relationships and Related Transactions."

CHRISTOPHER D. JENNINGS   46   CO-CHIEF EXECUTIVE OFFICER OF GLOBAL EURONET GROUP,    1996
                               a venture capital/investment banking internet
                               company, beginning in May 2000. Prior to that time,
                               he was a Managing Director of Friedman, Billings,
                               Ramsey & Co., Inc., an investment banking firm,
                               since April 1998. Mr. Jennings served as a managing
                               director of Cruttenden Roth Incorporated (Cruttenden
                               Roth), also an investment banking firm, from 1995
                               to April 1998. From 1992 to 1994, Mr. Jennings
                               served as a Managing Director at the investment
                               banking firm, Sutro & Co. From 1989 to 1992, Mr.
                               Jennings served as a Senior Managing Director at
                               Maiden Lane Associates, Ltd., a private equity fund.
                               Prior to 1989, Mr. Jennings served in various
                               positions with, among others, Dean Witter Reynolds,
                               Inc. and Warburg Paribas Becker, Inc., both of
                               which are investment banking firms. Mr. Jennings
                               is also a director of Global Netfinancial.com. Mr.
                               Jennings is a member of the Compensation Committee
                               of the board and effective March 1999 is also a
                               member of the Audit Committee. See "Certain
                               Relationships and Related Transactions" and
                               "Security Ownership of Certain Beneficial Owners
                               and Management."

JOHN N. MACDONOUGH        56   FORMER CHAIRMAN AND CHIEF EXECUTIVE OFFICER OF         1996
                               MILLER BREWING COMPANY, a brewer and marketer of
                               beer, from 1993 until April of 1999. Mr. MacDonough
                               previously served from 1992 to 1993 as Miller
                               Brewing's President and Chief Operating Officer.
                               Prior to 1992, he was employed in various positions
                               at Anheuser Busch, Inc., also a brewer and marketer
                               of beer. Mr. MacDonough is also a director of
                               Marshall & Ilsley Bank and Wisconsin Energy
                               Corporation, a utility engaged in the generation,
                               transmission, distribution and sale of electric
                               energy.  He is married to the sister of Mr. Sullivan.

NAME                     AGE   BUSINESS EXPERIENCE                                    SINCE
----                     ---   -------------------                                    -----
GREGORY B. SULLIVAN       41   UGLY DUCKLING CORPORATION'S PRESIDENT SINCE MARCH      1998
                               1996 AND CHIEF EXECUTIVE OFFICER SINCE JULY 1999.
                               Mr. Sullivan has also served as President of Ugly
                               Duckling Car Sales, Inc. since December 1996. From
                               1995 through February 1996, Mr. Sullivan was a
                               consultant for us. He formerly served as President
                               and principal stockholder of National Sports Games,
                               Inc., an amusement game manufacturing company that
                               he co-founded in 1989 and sold in 1994. Prior to
                               1989, Mr. Sullivan was involved in the securities
                               industry and practiced law with a large Arizona
                               firm. He is an inactive member of the State Bar
                               of Arizona. Mr. Sullivan's sister is married to
                               Mr. MacDonough.

FRANK P. WILLEY           46   PRESIDENT OF FIDELITY NATIONAL FINANCIAL, INC., a      1996
                               title insurance underwriter, since 1995. From 1984
                               to 1995, Mr. Willey served as the Executive Vice
                               President and General Counsel of Fidelity National
                               Title. Mr. Willey is also a director of Fidelity
                               National Financial, Inc. and CKE Restaurants, Inc.,
                               an operator of various quick-service restaurant
                               chains. He is a member of the Compensation and
                               Audit Committees of the board

(1) Prior to 1992, when he founded Ugly Duckling, Ernest C. Garcia II was involved in various real estate, securities, and banking ventures. Arising out of two transactions in 1987 between Lincoln Savings and Loan Association (Lincoln) and entities controlled by Mr. Garcia, the Resolution Trust Corporation, which ultimately took over Lincoln, asserted that
     Lincoln improperly accounted for the transactions and that Mr. Garcia's participation in the transactions facilitated the improper accounting. Facing severe financial pressures, Mr. Garcia agreed to plead guilty to one count of bank fraud, but in light of his cooperation with authorities both before and after he was charged, was sentenced to only three years probation, which has expired, was fined $50 (the minimum fine the court could assess), and during the period of his probation, which ended in 1996, was banned from becoming an officer, director or employee of any federally-insured financial institution or a securities firm without governmental approval. In separate actions arising out of this matter Mr. Garcia agreed not to violate the securities laws, and filed for bankruptcy both personally and with respect to certain entities he controlled. The bankruptcies were discharged by 1993.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. We are not aware of any failure of our directors, officers and 10% stockholders to comply with all Section 16(a) reporting requirements during 1999, except as set forth below. In making this statement, we have relied upon the written representation of our directors, officers and 10% stockholders who are our affiliates. We disclaim any responsibility for determining whether any person, other than Ernest C. Garcia II, who has filed a
Schedule 13G or Schedule 13D reporting more than 10% beneficial ownership for purposes of Section 13(d) or Section 13(g) of the Securities Exchange Act of
1934 is also a more than 10% owner for purposes of Section 16(a) of the Securities Exchange Act of 1934 and we make no representations as to whether any such person has made all required filings under Section 16(a).

     * Mr. Willey is the President and Director of Fidelity National Financial, Inc. (Fidelity). A subsidiary of Fidelity purchased 147,400 shares of stock of Ugly Duckling on various dates between April and July of 1999, at prices ranging from $5.30 to $7.71 without Mr. Willey's knowledge. After becoming aware of the transaction, a Form 4 filing was done on December 8, 1999. Fidelity now has a process for the timely reporting of transactions in Ugly Duckling stock. Mr. Willey disclaims any beneficial ownership in these or any other shares of Ugly Duckling owned by Fidelity.

     * We prepared Form 5's and inadvertently filed them two days after the required filing date for the following individuals: Greg Sullivan, Steve Darak, Don Addink, Jon Ehlinger, Ernie Garcia, Christopher Jennings, John MacDonough, and Frank Willey. Steps have been taken to ensure this does not happen again.

ITEM 11. EXECUTIVE COMPENSATION.

                COMPENSATION OF EXECUTIVE OFFICERS, BENEFITS AND
                                 RELATED MATTERS

                           SUMMARY COMPENSATION TABLE

     The table below sets forth information concerning the annual and long-term compensation for services rendered in all capacities for us during the three fiscal years ended December 31, 1999 of our Named Executive Officers. "Named Executive Officers" consist of (1) each person serving as our Chief Executive Officer during 1999, (2) our 4 next most highly compensated executive officers serving as executive officers at December 31, 1999, and (3) 2 additional individuals who would have been reported under (2) above but for the fact that the individuals were not serving as executive officers for Ugly Duckling at December 31, 1999.

                                               ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                                          -----------------------------      ---------------------
                                                                                    AWARDS
                                                                             ---------------------
                                                                 OTHER                    SECURITIES
                                                                ANNUAL      RESTRICTED      UNDER-     ALL OTHER
                                                                COMPEN-       STOCK         LYING       COMPEN-
     NAME AND PRINCIPAL                    SALARY               SATION       AWARD(S)      OPTIONS      SATION
         POSITION                  YEAR      ($)      BONUS       ($)          ($)         (#)(1)       ($)(2)
         --------                  ----   --------   -------    -------      --------       ------       ------
Ernest C. Garcia II                1999   $ 93,416        --    $ 3,258(3)                  100,000          --
  Chairman of the Board  and       1998   $150,462        --    $ 3,228(3)         --            --      $1,000
  former Chief Executive Officer   1997   $131,677        --    $ 2,985(3)         --            --      $  950

Gregory B. Sullivan                1999   $200,000   $60,000    $ 4,850(4)         --       125,000      $  688
  President and Chief              1998   $208,308        --    $ 1,156(4)         --       500,000      $  833
  Executive Officer                1997   $197,846        --         --            --            --      $  554

Steven T. Darak                    1999   $175,000   $49,950    $   870(5)         --        35,000          --
  Senior Vice President, and       1998   $180,961        --    $ 1,750(5)         --        65,001(6)       --
  Chief Financial Officer          1997   $148,654   $25,000    $ 1,750(5)         --            --          --

Donald L. Addink                   1999   $169,230   $18,000         --            --        45,000          --
  Senior Vice President --         1998   $171,346   $40,000         --            --        33,500(7)   $1,000
  Treasurer                        1997   $139,671   $10,000         --            --            --      $  950

Steven A. Tesdahl(8)               1999   $198,941   $11,658                                             $  220
  Senior Vice President            1998   $187,115        --         --            --        75,000(9)   $1,000
  and Chief Information Officer    1997   $ 53,846        --         --      $100,000(10)   100,000          --

Jon Ehlinger                       1999   $135,076   $17,081         --            --        10,000      $  172
  Vice President,                  1998   $ 56,307        --         --            --        10,000          --
  General Counsel and Secretary    1997         --        --         --            --            --          --

Ray Fidel                          1999   $174,999   $ 4,354    $ 6,000(11)        --            --          --
  Former President,                1998   $147,115   $   761    $ 1,500(11)
  Cygnet Dealer Finance            1997   $132,692        --    $11,000(11)        --            --          --

(1) The amounts shown in this column represent stock options granted either pursuant to the Incentive Plan or the Executive Plan. For the Incentive Plan, options generally vest over a 5-year period, with 20.0% of the options becoming exercisable on each successive anniversary of the date of grant. For the Executive Plan, options vest over a 5-year period, with 20.0% becoming exercisable on each successive anniversary of the date of grant, but subject to additional vesting hurdles based on the market price of our common stock as traded on Nasdaq and /or internal financial performance targets. Regardless of the preceding vesting schedule being met for the Executive Plan options, such options also fully vest at a set date in the future. (i.e., "cliff vest"). See "Compensation of Executive Officers, Benefits and Related Matters - Long Term Incentive Plan" and " --- 1998 Executive Incentive Plan" for a discussion of the Incentive Plan and Executive Plan, respectively.

(2) The amounts shown in this column include the dollar value of 401(k) plan contributions in Ugly Duckling common stock made by Ugly Duckling for the benefit of our Named Executive Officers. The stock related portion of this amount only includes vested stock as of December 31, 1999 and the value is calculated with a share price of $6.88, the closing price of the stock as of December 31, 1999 (as reported by Nasdaq).
(3) These amounts include car allowances as follows: (a) Mr. Garcia -- a $3,258 car allowance during 1999, a $3,228 car allowance during 1998, and a $2,985 car allowance during 1997.
(4) These amounts include $4,850 for Mr. Sullivan's personal use of a company car for 1999 and $1,156 for a portion of 1998.
(5) These amounts include an $850 car allowance in 1999 and a $1,750 car allowance during each of 1998 and 1997.
(6) Includes 15,001 options that were cancelled and reissued on November 17, 1998.
(7) Includes 8,500 options that were cancelled and reissued on November 17, 1998.
(8) Employment changes occurred for this officer as follows: Mr. Tesdahl became Senior Vice President and Chief Information Officer of Ugly Duckling on February 15, 2000. Prior to that time, effective November 1998, we revised our officer structure and as part of that process, Mr. Tesdahl stopped being an executive officer for Ugly Duckling. Mr. Tesdahl began his employment as an executive officer of Ugly Duckling in September 1997.
(9) Includes 50,000 options that were cancelled and reissued on November 17, 1998.
(10) The dollar amount shown represents the market value as of the grant date of restricted stock awarded to Mr. Tesdahl upon his initial hiring in September 1997. The grant was pursuant to his employment agreement with us and was made outside of the Incentive Plan and the Executive Plan. The award was for approximately 7,692 shares at $13.00 per share (based on the closing price of our stock on the grant date as reported by Nasdaq). Under Mr. Tesdahl's employment agreement, these shares vested 100% in January 1998. At December 31, 1999, Mr. Tesdahl retained 4,565 shares from the restricted stock award, valued at $31,407 (based on the December 31, 1999 closing price of our stock of $6.88 per share as reported by Nasdaq).
(11) This amount is for car allowances in 1999, 1998 and 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information on option grants for the fiscal year ended December 31, 1999 to each of our Named Executive Officers.

                                                                                POTENTIAL REALIZABLE
                                        INDIVIDUAL GRANTS                             VALUE AT
                       ----------------------------------------------------        ASSUMED ANNUAL
                       NUMBER OF      PERCENT OF                                   RATES OF STOCK
                       SECURITIES       TOTAL                                    PRICE APPRECIATION
                       UNDERLYING   OPTIONS GRANTED   EXERCISE                   FOR OPTION TERM(1)
                        OPTIONS       TO EMPLOYEES      PRICE    EXPIRATION     --------------------
       NAME            GRANTED (#)   IN FISCAL YEAR    ($/SH)       DATE         5% ($)     10% ($)
       ----            -----------   --------------    ------       ----         ------     -------
Ernest C. Garcia II    100,000(2)         3.3%          $5.56      3/2/2009     349,665      886,121
Gregory B. Sullivan    125,000(2)        20.4%          $5.56      3/2/2009     437,082    1,107,651
Steven T. Darak         35,000(2)         5.7%          $5.56      3/2/2009     122,383      310,142
Jon Ehlinger             7,500(3)         1.2%          $5.56      3/2/2009      26,225       66,454
                         2,500(3)         0.4%           8.19     7/28/2009      12,876       32,632
Donald L. Addink        35,000(2)         5.7%          $5.56      3/2/2009     122,383      310,142
                        10,000(3)         1.6%           8.19     7/28/2009      51,506      130,528
Ray Fidel                   --             --              --            --          --           --
Steven A. Tesdahl           --             --              --            --          --           --

(1) Potential Realized Values are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our common stock on the date of exercise. Accordingly, there can be no assurance that the values shown in the last 2 columns will be realized. The closing price of our common stock on May 1, 2000 was $7.50 per share (as reported by Nasdaq).
(2) On March 2, 1999 Mr. Garcia was granted these options under the Executive Plan at an exercise price equal to the fair value of the shares on the date of the grant. The options have a 10-year term. The options vest over a 5-year period, with 20.0% becoming exercisable on each successive anniversary of the date of grant. On March 2, 1999, Mr. Sullivan, Mr. Darak and Mr. Addink were granted these performance-based stock option awards under the Executive Plan. They vest over a 5-year period, subject to vesting hurdles based on the market price of our common stock as traded on Nasdaq and certain internal target financial performance measures. However, even if the hurdles are not met, these options fully vest on March 2, 2006 (i.e., "cliff vesting"). The options have 10-year terms. See "Compensation of Executive Officers, Benefits and Related Matters - 1998 Executive Incentive Plan" for additional information on our Executive Plan.
(3) These options were granted to the Named Executive Officers under the Incentive Plan at an exercise price equal to the fair value of the shares on the date of grant. The options have a 10-year term. The options vest over a 5-year period, with 20.0% becoming exercisable on each successive anniversary of the date of grant. See "Compensation of Executive Officers, Benefits and Related Matters - Long Term Incentive Plan" for additional information on our Incentive Plan.

                          RECENT OPTION GRANTS IN 2000

     On February 15, 2000, the Compensation Committee reviewed and approved, in advance, grants of stock options to Ugly Duckling employees. These grants include the right to acquire an aggregate of approximately 15,000 shares of our common stock at an exercise price of $8.438 per share. The options did not include awards to any Named Executive Officers.

     On April 17, 2000, the Compensation Committee reviewed and approved a grant of stock options to an employee. The grant included the right to acquire approximately 5,000 shares of our common stock at an exercise price of $7.406 per share. The Board and Compensation Committee also approved a grant of 5,000 options under the Executive Plan to each independent director on April 17, 2000.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

     The table below sets forth information with respect to option exercises and the number and value of options outstanding at December 31, 1999 held by our Named Executive Officers. Generally, we have not issued any other forms of stock based awards.

                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                       UNDERLYING OPTIONS AT        IN-THE-MONEY OPTIONS AT
                         SHARES                        FISCAL YEAR END (#)(1)        FISCAL YEAR END ($)(2)
                       ACQUIRED ON       VALUE       ---------------------------   ---------------------------
       NAME            EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
       ----            ------------   ------------   -----------   -------------   -----------   -------------
Ernest C. Garcia II         --            --                --        100,000               --    $132,000.00
Gregory B. Sullivan         --            --           207,800        558,200      $400,062.00    $265,828.00
Steven T. Darak             --            --            18,999         91,002      $  6,028.25    $ 67,723.50
Jon D. Ehlinger             --            --             2,000         18,000      $      0.00    $  9,900.00
Donald L. Addink            --            --             6,700         71,800      $  2,975.00    $ 58,100.00
Ray Fidel (3)               --            --                --             --      $      0.00    $      0.00
Steven A. Tesdahl           --            --            15,000         60,000      $ 17,500.00    $ 70,000.00

(1) For the Incentive Plan, generally options vest over a 5-year period, with 20% of the options becoming exercisable on each successive anniversary of the date of grant. Under the Executive Plan, options vest over a 5-year period, with 20% of the options becoming exercisable on each successive anniversary of the date of grant, but subject to additional vesting hurdles based on the market price of our common stock as traded on Nasdaq and/or certain internal target financial performance measures. In any event, such options fully vest on January 15, 2005 or March 2, 2006 (i.e., "cliff vesting"), depending upon their issuance date. See "Compensation of Executive Officers, Benefits and Related Matters- Long Term Incentive Plan" and " --- 1998 Executive Incentive Plan" for additional information on the Incentive Plan and Executive Plan, respectively.
(2) In-the-money options are options for which the option exercise price (the fair market value on the date of grant) was lower than the market price of our common stock on December 31, 1999. The market price of our common stock on December 31, 1999 was $6.88 per share based on the closing price of our stock on that date as reported by Nasdaq. The values in the last two columns have not been, and may never be, received by the Named Executive Officers. Actual gains, if any, on option exercises will depend on the value of the common stock on the exercise dates. Accordingly, there can be no assurance that the values shown in the last 2 columns will be realized. The closing price of our common stock on May 1, 2000 was $7.50 per share.
(3) Prior to December 30, 1999, Mr. Fidel was the President of Ugly Duckling's Cygnet Dealer Finance division. As of December 30, 1999 Cygnet Dealer Finance was sold to an affiliate of Mr. Garcia and Mr. Fidel's options were forfeited as part of the transaction by Mr. Fidel.

                            LONG TERM INCENTIVE PLAN

     In June 1995, our stockholders approved the Long Term Incentive Plan (Incentive Plan). We believe that our Incentive Plan promotes the success and enhances the value of Ugly Duckling by (1) linking the personal interests of participants to those of our stockholders, and (2) providing participants with an incentive for outstanding performance. Under the Incentive Plan, we may grant various types of awards to our employees, consultants and advisors, including:

     *    incentive stock options (ISOs),

     *    nonqualified stock options (NQSOs),

     *    performance shares,

     *    restricted stock, and

     *    performance-based awards.

     The Incentive Plan is administered by our board or a board committee (i.e., Compensation Committee), whose membership qualifies as non-employee directors and outside directors. The Compensation Committee has the authority to administer the plan, including the power to determine -

     *    eligibility,

     *    type and number of awards to be granted, and

     * terms and conditions of any award granted, including the price and timing of awards, vesting and acceleration of such awards (other than performance-based awards).

     Thus far, we have only granted ISOs and NQSOs under this plan. Generally, these stock options have been subject to vesting over a 5-year period, with 20.0% of the options becoming exercisable by the holder on each successive anniversary date of the grant. The options generally expire 10 years after the grant date. The total number of shares of our common stock initially available for awards under the Incentive Plan was 1,800,000. The exercise price of all options granted under the plan in the past has equaled or exceeded the fair market value of our common stock on the date of grant. The plan has a "change of control" provision that is summarized below in this proxy statement. See "Compensation of Executive Officers, Benefits and Related Matters -- Change of Control Arrangements."

     In 1999, the Compensation Committee granted, subject to certain conditions, approximately 312,250 options under the Incentive Plan. On February 15, 2000 we granted 15,000 options and on April 17, 2000 we granted 5,000 options under the Incentive Plan.

     At May 1, 2000 we had granted options under the plan to purchase approximately 1,391,485 shares of our common stock (net of canceled and lapsed grants) to various of our employees, of which approximately 1,005,365 were outstanding. Also at May 1, 2000, there were approximately 408,515 of our shares that remained available for grant under the plan.

                          1998 EXECUTIVE INCENTIVE PLAN

     The 1998 Executive Incentive Plan (Executive Plan) was approved by our stockholders at our 1998 annual meeting. The plan became effective as of January 1998. Under the Executive Plan, Ugly Duckling may grant ISOs, NQSOs, SARs, performance shares, restricted stock, and performance-based awards to its employees, consultants and advisors. Although the Executive Plan allows broad based awards to be granted and thus is similar to the Incentive Plan, we currently intend to utilize the Executive Plan primarily for performance-based awards to our executives and key employees as noted previously. The total number of shares of our common stock initially available for awards under the Executive Plan was 800,000. The exercise price of all options granted under the Executive Plan in the past has been equal to the fair market value of our common stock on the date of grant. The plan is administered by the Compensation Committee and has a "change of control" provision that is summarized below in this proxy statement. See "-- Change of Control Arrangements."

     At May 1, 2000, we had granted options under the plan to purchase 635,000 shares of our common stock (net of canceled and lapsed grants) under the Executive Plan to various officers of Ugly Duckling, of which 635,000 are still outstanding. There were 165,000 shares that remain available for grant under the plan as of May 1, 2000.

     Other than as summarized and noted above, the Executive Plan is similar to the Incentive Plan as described in this proxy statement.

                                  401(K) PLANS

     Under both of our 401(k) plans, eligible employees may direct that we withhold a portion of their compensation, up to a legally established maximum, and contribute this amount to their accounts. We place all 401(k) plan contributions in trust funds within our 401(k) plans. Participants may direct the investment of their account balances among mutual or investment funds available under the plans. Until June 1, 1999, the 401(k) plans provided a matching contribution ranging from 10.0% to 25.0% of a participant's pretax contributions and discretionary additional matchings by us, if we authorize them. Beginning June 1, 1999, the 401(k) plans provide a matching contribution of Ugly Duckling stock of up to 50% for up to the first six percent of a participant's pre-tax contributions. The matching contribution vesting and percentage match are based upon years of service with one hundred percent vesting and fifty percent matching at five years. Amounts contributed to participant accounts under the 401(k) plans and any earnings or interest accrued on the participant accounts are generally not subject to federal income tax until distributed to the participant and, except in limited cases, the participant may not withdraw such amounts until death, retirement or termination of employment.

   CONTRACTS WITH DIRECTORS AND EXECUTIVE OFFICERS AND SEVERANCE ARRANGEMENTS

Ernest C. Garcia II

     On January 1, 1996, we entered into a 3-year employment agreement with Mr. Garcia, our Chairman and Chief Executive Officer. This agreement was extended for another 3-year term effective December 31, 1998. The agreement established Mr. Garcia's base salary for 1996 at $120,000 per year and provided a minimum 10.0% increase in the base salary each year throughout the term of the agreement. In addition, the agreement provided for the continuation of Mr. Garcia's base salary and certain benefits for a period of 1 year in the event Mr. Garcia was terminated by us without cause prior to the expiration of the agreement. It also contained confidentiality and non-compete covenants. Mr. Garcia stepped down from his position as Chief Executive Officer of Ugly Duckling in July of 1999 and this agreement terminated at that time.

Donald L. Addink

     On June 1, 1995, we entered into a 5-year employment agreement with Mr. Addink, our Senior Vice President -- Senior Analyst, that was amended and restated effective August 1, 1997. This restated agreement expires May 31, 2000. The restated agreement establishes Mr. Addink's base salary at $165,000 per year beginning on or around the effective date of the restated agreement, a $10,000 bonus payment upon execution of the restated agreement, certain benefits, and the continuation of Mr. Addink's base salary and certain benefits for a period of 1 year (but not to exceed the expiration date of the agreement) in the event Mr. Addink is terminated by us without cause prior to expiration of the restated agreement. It also contains confidentiality and non-compete covenants. Further, it accelerated the vesting of Mr. Addink's 100,000 stock options previously granted under the Incentive Plan, as set forth in the table below. These options were originally granted pursuant to the Incentive Plan's general 5-year vesting schedule with 20% vesting each year.

                                NUMBER        EXERCISE PRICE      ACCELERATED
     ORIGINAL GRANT DATE      OF SHARES(#)     PER SHARE($)      VESTING DATE
     -------------------      ------------     ------------      ------------
     June 1995                  58,000           $  1.72        August 1, 1997
     June 1996                  25,000              6.75        January 15, 1998
     December 1996              17,000             17.69        August 1, 1997

STEVEN A. TESDAHL

     On August 16, 1997, we entered into an employment agreement with Mr. Tesdahl that was amended as of May 21, 1998. Mr. Tesdahl is Senior Vice President and Chief Information Officer of Ugly Duckling. The agreement provides for no minimum or maximum term of employment. But it does provide for: (1) his annual base salary at $175,000 per year with a minimum 10% increase on each anniversary of the hire date; (2) an initial stock option grant to acquire 100,000 shares of our common stock under the Incentive Plan, with terms and conditions consistent with the plan's general terms; (3) a grant of restricted stock valued at $100,000 on the approximate effective date of Mr. Tesdahl's employment with us, which fully vested as of January 15, 1998; and (4) certain other benefits. The agreement provides for the continuation of Mr. Tesdahl's base salary for a limited period in the event he is terminated by us without cause. The potential severance benefit decreases over time, and goes to zero after September 1, 2000. The agreement has a "change of control" provision that provides for certain rights and benefits to Mr. Tesdahl upon such an event occurring and either:

     * he terminates his employment with us within 12 months after the change of control; or

     * we terminate him without cause within 90 days prior to the change of control or within 12 months after the event.

     If these events occur, Mr. Tesdahl will receive a termination fee equal to 200% of his then current salary, and at the time of the change of control, his initial option will fully vest. The agreement adopts the Incentive Plan's definition of a "change of control" and adds an additional change of control event if neither Ernest C. Garcia II nor Gregory B. Sullivan is Chief Executive Officer of Ugly Duckling. See " -- Change of Control Arrangements."

GENERALLY

     For additional information on option grants to our executive officers under the Incentive Plan and Executive Plan, see " - Long Term Incentive Plan" and " - 1998 Executive Incentive Plan."

                         CHANGE OF CONTROL ARRANGEMENTS

LONG TERM INCENTIVE PLAN

     The term "change of control" is defined in the Incentive Plan and is summarized in the next paragraph of this proxy statement. Upon a change of control of Ugly Duckling the Compensation Committee, in its discretion, will either -

     * cause all outstanding options and awards to be fully vested and exercisable and all restrictions to lapse, allowing participants the right to exercise options and awards before the change of control occurs (which event would otherwise terminate participants' options and awards); or

     * cause all outstanding options and awards to terminate, if the surviving or resulting corporation agrees to assume the options and awards on terms that substantially preserve the rights and benefits of outstanding options and awards.

     Under the Incentive Plan, a "change of control" occurs upon any of the following events:

     * a merger or consolidation of Ugly Duckling with another corporation where we are not the surviving entity or where our stock would be converted into cash, securities or other property, other than a merger in which our stockholders before the merger have the same proportionate ownership after the merger;

     * with certain exceptions, any sale, lease, or other transfer of more than 40% of our assets or our earning power;

     *    our   stockholders   approve  a  plan  of  complete   liquidation   or
          dissolution;

     * any person (other than a current stockholder or any employee benefit plan) becoming the beneficial owner of 20% or more of our common stock; or

     * during any 2-year period, the persons who are on our board at the beginning of such period and any new person whose election or nomination was approved by two-thirds of such directors cease to constitute a majority of the persons serving on our board.

1998 EXECUTIVE INCENTIVE PLAN

     The Executive Plan provides that in the event of a "change of control" of Ugly Duckling, all outstanding options and awards will be fully vested and exercisable and all restrictions will lapse unless the surviving or resulting corporation agrees to assume the options and awards on terms that substantially preserve the rights and benefits of outstanding options and awards. The Executive Plan and the Incentive Plan have the same definition for the term "change of control."

GENERALLY

     For additional information on change of control and severance arrangements, see " -- Contracts with Directors and Executive Officers and Severance Arrangements."

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     There are no compensation committee interlocks and no officer or former officer of ours has ever been a member of our board's Compensation Committee. See "Certain Relationships and Related Transactions."

                          COMPENSATION OF OUR DIRECTORS

     We pay our independent directors:

     *    an annual retainer of $7,500 per year;

     * $2,000 for physical attendance at meetings of the board and $1,000 for physical attendance at meetings of committees of the board on which they serve; and

     * $1,000 for their attendance by telephone at meetings of the board and $500 for telephonic attendance at committee meetings.

     We also reimburse these directors for reasonable travel expenses for their attendance at these meetings. In addition, under Ugly Duckling's Director Incentive Plan (Director Plan), upon initial appointment or initial election to the board, each of our independent directors receives Ugly Duckling common stock valued at $30,000 (Director Stock). Director Stock generally vests in increments of 1/3 over a three-year period. When Mr. Abrahams resigned from the board in April of 1999, we accelerated the vesting of the final one-third of Mr. Abrahams' Director Stock in recognition of his services to us as a director.

     On April 20, 1999, our board and the Compensation Committee approved additional compensation for each of our independent directors. On that date it was determined that each independent director would receive a stock option to purchase 5,000 shares of Ugly Duckling common stock under the Incentive Plan. The options were granted effective June 21, 1999 at an exercise price of $6.28 per share (the closing price per Nasdaq and the fair market value of our stock on April 20, 1999), and fully vested as of June 21, 1999. In 2000, each of our independent directors were also granted 5,000 options under the Executive Plan. These options are non-qualified stock options, and it is our current intention to have annual option awards to our independent directors.

     We do not compensate directors who are also officers of Ugly Duckling for their service as directors and such directors are not eligible to participate in our Director Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table gives information as of May 1, 2000, unless another date is indicated, concerning:

     *    each beneficial owner of more than 5% of our common stock;

     * beneficial ownership by all our directors and all our other executive officers named in the Summary Compensation Table on page 4 of this report (Named Executive Officers); and

     * beneficial ownership by all our directors and executive officers as a group.

     The number of shares beneficially owned by each entity, person, director or executive officer is determined under rules of the Securities and Exchange Commission, and the information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire as of July 1, 2000 (60 days after May 1, 1999) through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares these powers with his spouse) with respect to the shares set forth in the following table. Other than as set forth below, we know of no other 5% owner of our common stock as of May 1, 2000.

                           BENEFICIAL OWNERSHIP TABLE

                                                                                    AMOUNT AND NATURE OF          PERCENT OF
TITLE OF CLASS   NAME OF BENEFICIAL OWNER, ADDRESS AND OTHER INFORMATION(1)    BENEFICIAL OWNERSHIP(#)(2)(3)(4)  CLASS(2)(3)(4)
--------------   ----------------------------------------------------------    --------------------------------  --------------
Common Stock     ERNEST C. GARCIA II, Chairman of the Board and 5% Owner.          4,500,000   Direct                 32.48%
                                                                                           0   Indirect
                                                                                      20,000   Vested Options
                                                                                  ----------
                                                                                   4,520,000   Total
                                                                                  ==========

Common Stock     HARRIS ASSOCIATES L.P. (Harris) and an affiliate Harris           1,962,000   Direct                14.12%
                 Associates Investment Trust (Harris Trust), series designated             0   Indirect
                 The Oakmark Small Cap Fund (4), 5% Owner, based on Schedule               0   Vested Options
                 13G filing filed February 7, 2000 and effective as of            ----------
                 December 31, 1999. According to this Schedule 13G, Harris         1,962,000   Total
                 Trust has shared voting and dispositive power over 1,750,000     ==========
                 shares of our common stock and Harris has
                 beneficial ownership of 1,962,000, including the shares
                 beneficially owned by Harris Trust.
                     Two North LaSalle Street, Suite 500
                     Chicago, Illinois 60602-3790

Common Stock     WELLINGTON MANAGEMENT COMPANY, LLP, (4) 5% Owner, based on a        860,000   Direct                 6.19%
                 Schedule 13G filing as of December 31, 1999, by Wellington                0   Indirect
                 Management Company, LLP. According to the filing, Wellington              0   Vested Options
                 Management Company, LLP has shared voting power                  ----------
                 over 264,600 shares of our common stock and shared                  860,000   Total
                 dispositive power over 860,000 shares of our common stock.       ==========
                      75 State Street
                      Boston, Massachusetts 02109

Common Stock     GREGORY B. SULLIVAN, Director, President and Chief Executive         59,800   Direct                 2.58%
                 Officer                                                                   0   Indirect
                                                                                     307,800   Vested Options
                                                                                  ----------
                                                                                     367,600   Total
                                                                                  ==========

Common Stock     STEVEN T. DARAK, Senior Vice President and Chief Financial          140,000   Direct                 1.21%
                 Officer                                                                   0   Indirect
                                                                                      28,999   Vested Options
                                                                                  ----------
                                                                                     168,999   Total
                                                                                  ==========

Common Stock     DONALD L. ADDINK, Senior Vice President and Treasurer                98,000   Direct                   *
                                                                                           0   Indirect
                                                                                      18,700   Vested Options
                                                                                  ----------
                                                                                     116,700   Total
                                                                                  ==========

Common Stock     STEVEN A. TESDAHL, Senior Vice President and Chief                   14,565   Direct                   *
                 Information Officer                                                       0   Indirect
                                                                                      20,000   Vested Options
                                                                                  ----------
                                                                                      34,565   Total
                                                                                  ==========

Common Stock     CHRISTOPHER D. JENNINGS, (5) Director, indirect ownership of          6,444   Direct                   *
                 a warrant to purchase 19,833 shares of our common stock held         19,833   Indirect
                 on behalf of Mr. Jennings by Cruttenden Roth, an investment           5,000   Vested Options
                 banking firm and previous employer of Mr. Jennings. The          ----------
                 warrants are convertible into our common stock at any time           31,277   Total
                 through June 21, 2001 at an exercise price of $9.45 per          ==========
                 share and are fully vested

Common Stock     JOHN N. MACDONOUGH, (5) Director, indirect ownership                  4,444   Direct                   *
                 consists of shares of our common stock acquired by Mr.                  100   Indirect
                 MacDonough's son.                                                     5,000   Vested Options
                                                                                  ----------
                                                                                       9,544   Total
                                                                                  ==========

Common Stock     FRANK P. WILLEY, (5)(6) Director                                     27,144   Direct                 1.29%
                                                                                     147,400   Indirect
                                                                                       5,000   Vested Options
                                                                                  ----------
                                                                                     179,544   Total
                                                                                  ==========

                                                                                    AMOUNT AND NATURE OF          PERCENT OF
TITLE OF CLASS   NAME OF BENEFICIAL OWNER, ADDRESS AND OTHER INFORMATION(1)    BENEFICIAL OWNERSHIP(#)(2)(3)(4)  CLASS(2)(3)(4)
--------------   ----------------------------------------------------------    --------------------------------  --------------
Common Stock     JON D. EHLINGER, Vice President, Secretary and General                2,000   Direct                   *
                 Counsel                                                                   0   Indirect
                                                                                       3,500   Vested Options
                                                                                  ----------
                                                                                       5,500   Total
                                                                                  ==========

Common Stock     RAY FIDEL, Former President, Cygnet Dealer Finance                   10,000   Direct                   *
                                                                                           0   Indirect
                                                                                           0   Vested Options
                                                                                  ----------
                                                                                      10,000   Total
                                                                                  ==========
                 All directors and executive officers as a group
                    (10 persons)                                                   5,443,729                         38.04%

*    Represents less than one percent of the outstanding common stock.
(1) Unless otherwise noted, the address of each of the listed beneficial owners of our common stock is 2525 East Camelback Road, Suite 500, Phoenix, Arizona 85016.
(2) "Vested Options" are options that the holder can exercise as of July 1, 2000. These options were issued under either the Incentive Plan or the Executive Plan and their related terms and conditions, including vesting schedules. See "Compensation of Executive Officers, Benefits and Related Matters - Long Term Incentive Plan" and " - 1998 Executive Incentive Plan."
(3) Shares of our common stock that are subject to options, warrants or other rights which are currently exercisable or exercisable within 60 days (i.e., as of July 1, 2000) are treated as outstanding for purposes of computing the percentage of the person holding the option, warrant or other right, but are not treated as outstanding for computing the percentage of any other person. Except as indicated in footnote (4) below, the amounts and percentages are based upon 13,895,965 shares of our common stock outstanding as of May 1, 2000, net of shares we hold in our treasury.
(4) Information in the table that is described as based on Schedule 13G and/or amendment filings was provided to us by the beneficial owner effective as of December 31, 1999, including the amount of securities beneficially owned and the percentage of class. We make no representation as to the accuracy or completeness of the information provided in these Schedule 13Gs and/or amendments or the information in the beneficial ownership table which is based solely on the filings.
(5) The total and direct ownership for each independent board member includes 4,444 shares of our common stock that we granted under the Director Plan. We granted and issued shares having a value of $30,000 on or about the date of grant (i.e., 4,444 shares of our common stock) to each independent board member upon his appointment or election to our board in June 1996. Under the Director Plan, these shares generally vest over a 3-year period at an annual rate of 33%, beginning on the first anniversary date after the grant date (June 1996).
(6) Possible indirect ownership of shares of Ugly Duckling acquired by Fidelity National Financial, Inc. Mr. Willey disclaims beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In the most recent fiscal year, we have maintained business relationships and engaged in certain transactions with the affiliated companies and parties described below. Our plan is that any significant future transactions between us and our affiliated entities, executive officers, directors, or significant stockholders will receive approval of a majority of our independent directors, will be fair and generally will be on terms no less favorable to us than we could obtain from non-affiliated parties.

     On December 30, 1999 Ugly Duckling sold its Cygnet Dealer Finance  division
(CDF) to an entity controlled by Mr. Garcia for an amount equal to the book value of CDF, approximately $37.5 million. This transaction occurred after several attempts by Ugly Duckling to sell or finance CDF, including the retention and effort of an investment banking firm to sell CDF in the first quarter of 1999. The purchase price of CDF was paid through the assumption by the buyer of approximately $8 million of outstanding debt owed by the Company to Verde Investments, Inc., an affiliate of Mr. Garcia; a $12 million, ten-year promissory note from the buyer to the Company that is guaranteed by Verde; and the remainder in cash. The Company also received warrants to acquire up to 50% of the buyer for $1, exercisable beginning two years from close though five years after the note is paid in full. The warrants would be forfeited in the event that the $12 million note is repaid in full within one year. The percentage of the buyer purchasable under the warrants would be reduced to 25% if the note were reduced to $4 million within two years and to 10% if the warrant were paid in full within two years.

     As part of the transaction, the board requested and received a fairness opinion from an investment banking firm and the transaction was reviewed by the Special Transaction Committee of the Board.

     In December, 1999, Verde Investments Inc., an affiliated company owned by Ernest C. Garcia, II, the Company's Chairman, acquired at a 10% discount all of the sale-leaseback properties sold to an unrelated investment company in March of 1998. We acquired the option to purchase these properties at Verde's purchase price at any time until December 31, 2000. Under the terms of the sale of Cygnet Dealer, the term of the option was extended and now the option expires simultaneously with our receiving payment in full of the $12 million note receivable arising from the sale of Cygnet Dealer or December 31, 2000, whichever comes later.

     Verde has been one of our lenders for several years. As noted above, Ugly Duckling was released of all liability under its loan with Verde as part of the Cygnet Dealer Finance sale. Mr. Garcia, our Chairman and Chief Executive Officer, is also the President and sole stockholder of Verde.

     We believe that it is important for our directors and officers to be stakeholders in Ugly Duckling. With this in mind, in September 1997, our board approved a directors' and officers' stock repurchase program (D&O Stock Purchase Program). The program provided loans of up to $1.0 million in total to our directors and senior officers to assist them in purchasing our common stock on the open market from time-to-time. The D&O Stock Purchase Program provides for unsecured loans, with interest at 10% per year, and interest and principal payments due at the end of each loan term. These loans were amended to make them due on demand by Ugly Duckling effective in 1999. During 1997, senior officers purchased 50,000 shares of common stock under the program and we advanced $500,000 for these purchases. During 1998, senior officers purchased an additional 40,000 shares of common stock under the program and we advanced approximately $400,000 for these purchases. Through March 15, 2000 there were no additional purchases of common stock under the program. In addition, there have been no principal payments and minimal interest payments made to Ugly Duckling since the program began. The table that follows provides additional information on the D&O Stock Purchase Program for each of our executive officers as of year-end 1999.

     During  August  of  1999,  we made  loans to Mr.  Darak,  our  Senior  Vice
President and Chief Financial Officer, and to Mr. Addink, our Senior Vice President and Treasurer. The loans were employee advances. The indebtedness is unsecured, with interest at 10% per year, and principal and interest due upon demand. There have been no interest or principal payments made by Mr. Darak or Mr. Addink to Ugly Duckling since the inception of the loans, or on the September 1998 or October 1998 loans to Mr. Darak. The table that follows provides additional information on outstanding loans to our executive officers.

                                                                                          PRINCIPAL        NUMBER OF
                                                                        DATE DEBT       BALANCE OF DEBT     SHARES
NAME & TITLE OF EXECUTIVE OFFICER             NATURE OF DEBT            INCURRED           AT 12/31/      PURCHASED (#)
---------------------------------             --------------            --------           ---------      -------------
Gregory B. Sullivan, CEO,               D&O Stock Purchase Program    11/97 & 5/98         $198,126          20,000
President, & Director

Steven T. Darak, Sr. VP & CFO           D&O Stock Purchase Program    11/97                $100,000          10,000

Steven P. Johnson, former Sr. VP,       D&O Stock Purchase Program    11/97                $100,000          10,000
General Counsel & Secretary(1)

Donald L. Addink, Sr. VP - Treasurer    D&O Stock Purchase Program    11/97                $100,000          10,000

Steven A. Tesdahl, Sr. VP & CIO         D&O Stock Purchase Program    5/98                 $ 98,126          10,000
of Ugly Duckling Car Sales

Other Senior Officers(1)                D&O Stock Purchase Program    11/97                $100,000          10,000

TOTAL for D&O Stock Purchase Program    D&O Stock Purchase Program    11/97 & 5/98         $696,252          70,000


Steven T. Darak, Sr. VP & CFO           Employee Advance              9/98, 10/98 & 8/99   $368,684            --

Don Addink, Sr. VP-Treasurer            Employee Advance              8/99                 $218,942            --

(1) As of December 31, 1999, Mr. Johnson and Ugly Duckling mutually agreed to terminate their employment relationship. In addition, Mr. Ray Fidel and Ugly Duckling also terminated their employment relationship on December 30, 1999. In connection with these terminations, the principal balance of the debt was reduced to zero in exchange for the company receiving the Ugly Duckling stock initially purchased by them under the D&O Stock Purchase Program. Mr. Fidel's exchange occurred in March of 2000 and Mr. Johnson's exchange occurred in May of 2000.

     From April 1998 to May 2000, Mr. Jennings, one of our directors, was a managing director of Friedman, Billings, Ramsey & Co., Inc., which makes a market in our common stock and from time to time may provide investment banking and other services to us.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        UGLY DUCKLING CORPORATION,
                                        a Delaware corporation


                                        By: /s/ GREGORY B. SULLIVAN
                                            ------------------------------------
                                            Gregory B. Sullivan
                                            Its: Chief Executive Officer

Date: May 10, 2000