Form 10-Q
period 2000-03-31
UGLY DUCKLING CORP
filed 2000-05-12
CIK 1012704

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

                 For the quarterly period ended: March 31, 2000

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

                 At May 1, 2000, there were approximately 13,896,000
             shares of Common Stock, $0.001 par value, outstanding.

    This document serves both as a resource for analysts, shareholders, and other interested persons, and as the quarterly report on Form 10-Q of Ugly Duckling Corporation (Ugly Duckling) to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with the consolidated financial statements and notes thereto included in Ugly Duckling's Annual Report on Form 10-K, for the year ended December 31, 1999.

================================================================================

 .........


                            UGLY DUCKLING CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                                Page

                          Part I - FINANCIAL STATEMENTS

  Item 1.            FINANCIAL STATEMENTS
                     Condensed Consolidated Balance Sheets-- March 31, 2000 and December 31, 1999................................  1
                     Condensed Consolidated Statements of Operations-- Three Months Ended March 31, 2000 and
                        March 31, 1999...........................................................................................  2
                     Condensed Consolidated Statements of Cash Flows--Three Months Ended March 31, 2000 and
                        March 31, 1999...........................................................................................  3
                     Notes to Condensed Consolidated Financial Statements........................................................  4
  Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................  9
  Item 3.            MARKET RISK................................................................................................. 21

                          Part II. -- OTHER INFORMATION

  Item 1.            LEGAL PROCEEDINGS........................................................................................... 22
  Item 2.            CHANGES IN SECURITIES....................................................................................... 22
  Item 3.            DEFAULTS UPON SENIOR SECURITIES............................................................................. 22
  Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................... 22
  Item 5.            OTHER INFORMATION
  Item 6.            EXHIBITS AND REPORTS ON FORM 8-K............................................................................ 22
                     SIGNATURES.................................................................................................. 23


                                     Page 1



                                     ITEM 1.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                           March 31,           December 31,

                                                                              2000                 1999
                                                                        ----------------      ---------------
                                ASSETS
Cash and Cash Equivalents.............................................  $      6,330          $       3,683
Finance Receivables, Net..............................................       407,267                365,586
Notes Receivable from Related Party...................................        12,000                 12,000
Inventory.............................................................        49,058                 62,865
Property and Equipment, Net...........................................        32,141                 31,752
Intangible Assets, Net................................................        14,359                 14,618
Other Assets..........................................................        12,636                 12,327
Net Assets of Discontinued Operations.................................        14,162                 33,880
                                                                        ------------          -------------
                                                                        $    547,953          $     536,711
                                                                        ============          =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts Payable...................................................  $      2,928          $       3,185
   Accrued Expenses and Other Liabilities.............................        29,289                 26,905
   Notes Payable Portfolio............................................       282,865                275,774
   Other Notes Payable................................................        33,418                 36,556
   Subordinated Notes Payable.........................................        28,900                 28,611
                                                                        ------------          -------------
     Total Liabilities................................................       377,400                371,031
                                                                        ------------          -------------
Stockholders' Equity:
Common Stock..........................................................            19                     19
Additional Paid in Capital............................................       173,663                173,273
Retained Earnings.....................................................        17,192                 12,709
Treasury Stock........................................................       (20,321)               (20,321)
                                                                        ------------          -------------
    Total Stockholders' Equity........................................       170,553                165,680
                                                                        ------------          -------------
                                                                        $    547,953          $     536,711
                                                                        ============          =============





                                See accompanying notes to Condensed Consolidated Financial Statements.

                                     Page 2


                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three Months Ended March 31, 2000 and 1999

                (In thousands, except earnings per share amounts)

                                                                                      March 31,

                                                                             -----------------------------
                                                                                 2000                   1999
                                                                               ---------             ---------
          Sales of Used Cars.............................................    $    132,786        $     106,443
          Less:
             Cost of Used Cars Sold......................................          72,942               60,088
             Provision for Credit Losses.................................          34,573               27,763
                                                                             ------------        -------------
                                                                                   25,271               18,592
          Other Income:
             Interest Income.............................................          25,531               10,373
             Portfolio Interest Expense..................................          (5,029)              (1,995)
             Servicing and Other Income..................................             807                2,899
                                                                             ------------        -------------
                                                                                      807
                                                                                   21,309               11,277
          Income before Operating Expenses...............................          46,580               29,869
                                                                             ------------        -------------
          Operating Expenses:
             Selling and Marketing.......................................           8,135                6,366
             General and Administrative..................................          26,345               21,009
             Depreciation and Amortization...............................           2,208                1,595
                                                                                   36,688               28,970
          Income before Other Interest Expense...........................           9,892                  899
          Other Interest Expense.........................................           2,292                   --
                                                                             ------------        -------------
          Earnings before Income Taxes...................................           7,600                  899
          Income Taxes...................................................           3,117                  355
                                                                             ------------        -------------
          Earnings from Continuing Operations............................           4,483                  544
          Loss from Discontinued Operations, net of income tax benefit
             of $75                                                                    --                (121)
                                                                             ------------        -------------
          Net Earnings...................................................    $     4,483         $         423
                                                                             ============        =============
          Earnings per Common Share - Continuing Operations:
             Basic.......................................................    $      0.30         $        0.04
                                                                             ============        =============
             Diluted.....................................................    $      0.30         $        0.04
                                                                             ============        =============
          Net Earnings per Common Share:
             Basic.......................................................    $      0.30         $        0.03
                                                                             ============        =============
             Diluted.....................................................    $      0.30         $        0.03
                                                                             ============        =============






                                See accompanying notes to Condensed Consolidated Financial Statements.

                                     Page 3


                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 2000 and 1999

                                 (In thousands)

                                                                                     2000                1999
                                                                                --------------      --------------
Cash Flows from Operating Activities:
     Net Earnings...........................................................    $        4,483     $           423
Adjustments to Reconcile Net Earnings to Net Cash Provided
     by Operating Activities:
    Provision for Credit Losses.............................................            34,573              27,763
    Depreciation and Amortization ..........................................             3,239               1,719
    Loss from Disposal of Property and Equipment............................                 3                  33
    Loss from Discontinued Operations.......................................                --                 121
    Deferred Income Taxes...................................................                --              (5,188)
    Collections of Finance Receivables......................................             3,994               4,851
    Decrease in Inventory...................................................            13,807               4,267
    (Increase) Decrease in Other Assets.....................................              (309)                911
    Increase in Accounts Payable, Accrued Expenses and Other Liabilities....             3,353               9,053
    Increase (Decrease) in Income Taxes Payable.............................            (1,208)              6,969
                                                                                --------------     ---------------
          Net Cash Provided by Operating Activities                                     61,935              50,922
                                                                                --------------     ---------------
Cash Flows from Investing Activities:
    Increase in Finance Receivables.........................................       (133,887)              (124,323)
    Collections of Finance Receivables......................................         49,974                 29,928
    (Increase) Decrease in Investments Held in Trust........................          3,665                 (2,114)
    Advances under Notes Receivable.........................................             --                   (600)
    Proceeds from Disposal of Property and Equipment........................          1,330                     65
    Purchase of Property and Equipment......................................         (2,278)                (2,279)
                                                                                --------------     ---------------
                                                                                --------------     ---------------
          Net Cash Used in Investing Activities                                     (81,196)               (99,323)
                                                                                --------------     ---------------
Cash Flows from Financing Activities:
    Additions to Notes Payable Portfolio....................................         96,700                 109,476
    Repayment of Notes Payable Portfolio....................................        (90,302)                (62,525)
    Additions to Other Notes Payable........................................             --                  18,349
    Repayment of Other Notes Payable........................................         (3,220)                (10,750)
    Net Issuance of Subordinated Notes Payable..............................             --                      75
    Proceeds from Issuance of Common Stock..................................            390                       8
    Acquisition of Treasury Stock...........................................             --                 (5,307)
                                                                                --------------     ---------------
          Net Cash Provided by Financing Activities                                   3,568                 49,326
                                                                                --------------     ---------------
Net Cash Provided by Discontinued Operations................................         18,340                    918
                                                                                --------------     ---------------
Net Increase in Cash and Cash Equivalents...................................          2,647                  1,843
Cash and Cash Equivalents at Beginning of Period............................          3,683                  2,544
                                                                                --------------     ---------------
Cash and Cash Equivalents at End of Period..................................      $   6,330        $         4,387
                                                                                ==============     ===============
Supplemental Statement of Cash Flows Information:
     Interest Paid..........................................................      $   7,140        $         3,072
                                                                                ==============     ===============
     Income Taxes Paid......................................................      $   4,325        $         1,504
                                                                                ==============     ===============


                                See accompanying notes to Condensed Consolidated Financial Statements.



                            UGLY DUCKLING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1.  Basis of Presentation

    Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In our opinion, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. Our results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. Our Condensed Consolidated Balance Sheet as of December 31, 1999 was derived from our audited consolidated financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles. We suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 1999.

Note 2.  Summary of Finance Receivables

    A summary of Finance Receivables, Net, follows ($ in thousands):

                                                                                   March 31,           December 31,
                                                                                      2000                1999
                                                                                -----------------   -----------------
       Contractually Scheduled Payments.....................................       $   574,664        $   492,937
       Unearned Finance Charges.............................................          (155,751)          (134,119)
                                                                                   -----------        -----------
       Principal - Retained on Balance                                                 418,913            358,818
          Sheet................................
       Accrued Interest Receivable..........................................             4,101              3,741
       Loan Origination Costs, Net..........................................             6,094              5,079
                                                                                   -----------        -----------
       Principal Balances, Net..............................................           429,108            367,638
       Investments Held in Trust............................................            53,051             56,716
       Residuals in Finance Receivables Sold................................            12,693             17,382
                                                                                   -----------        -----------
          Finance Receivables...............................................           494,852            441,736
       Allowance for Credit Losses..........................................           (87,585)           (76,150)
                                                                                   -----------        -----------
          Finance Receivables, Net..........................................       $   407,267        $   365,586
                                                                                   ===========        ===========

    Investments Held in Trust represent funds held by trustees on behalf of our securitization lenders. The balance of Investments Held in Trust remained relatively constant from the fourth quarter of 1999 as compared to the first quarter of 2000 as there were no securitization transactions completed during the first quarter of 2000.

    Residuals in Finance Receivables Sold represent our subordinated interest in loans sold through securitizations. The decrease from December 31, 1999 to March 31, 2000 is attributable to no additional loans sold through securitization with servicing retained, amortization and release of cash, as well as the runoff of portfolios securitized and sold during prior periods.

    A summary of Residuals in Finance Receivables Sold (Residuals) follows ($ in thousands):

                                                                                    March 31,          December 31,
                                                                                      2000                 1999
                                                                                ------------------   ----------------
       Retained interest in subordinated securities (B Certificates)........       $    13,279        $    17,335
       Net interest spreads, less present value discount....................             2,579              6,113
       Reduction for estimated credit losses................................            (3,165)            (6,066)
                                                                                   -----------        -----------
       Residuals in finance receivables sold................................       $    12,693        $    17,382
                                                                                   ============       ===========
       Securitized principal balances outstanding...........................       $    42,911    $        65,662
                                                                                   ============       ===========
       outstanding..........................................................               7.4%              9.2%
                                                                                   ============       ===========

Note 3.  Notes Receivable- Related Party

    The Note Receivable - Related Party originated from the Company's December 1999 sale of its Cygnet Dealer Finance subsidiary to Cygnet Capital Corporation, an entity controlled by Ernest C. Garcia II, Chairman and principal shareholder of the Company. The $12.0 million note from Cygnet Capital Corporation has a 10 year term, with interest payable quarterly at 9%, due December 2009. The note is secured by the capital stock of Cygnet Capital Corporation and guaranteed by Verde Investments, Inc., an affiliate of Mr. Garcia. Under the terms of the agreement, Mr. Garcia will be allowed to reduce the principal balance up to a maximum of $8 million by surrendering to the Company shares of Ugly Duckling common stock (valued at 98% of the average of the closing prices of the stock on NASDAQ for the ten trading days prior to the surrender) as long as Mr. Garcia's ownership interest of the Company voting stock does not fall below 15% and the acceptance of such stock in the Company does not result in a breach of a covenant. Note 4. Notes Payable

    Notes Payable, Portfolio

     A summary of Notes Payable, Portfolio at March 31, 2000 and December 31, 1999 follows ($ in thousands):

                                                                                          March 31,     December 31,
                                                                                            2000           1999
                                                                                        ------------    ------------
Revolving facility for $125.0 Million with GE Capital, secured by substantially
   all assets of the Company, including $172.7 million in finance receivables.....      $   89,122        $   41,717
Class A obligations issued pursuant to the Company's Securitization Program, secured by underlying pools of finance receivables and investments held in
   trust totaling $273.5 million at March 31, 2000................................         195,860           236,555
                                                                                        ----------        ----------
   Subtotal.......................................................................         284,982           278,272
   Less:  Unamortized Loan Fees...................................................           2,117             2,498
                                                                                        ----------        ----------
   Total..........................................................................      $  282,865        $  275,774
                                                                                        ===========       ==========

    The revolving facility note payable has interest payable daily at 30 day LIBOR plus 3.15% (9.04% at March 31, 2000) through June 2000. The revolving facility is subject to a one-year extension provision upon mutual consent of both parties. The revolving facility agreement also contains various reporting and performance covenants, including the maintenance of certain ratios, limitations on additional borrowings from other sources, restrictions on certain operating activities, and a restriction on the payment of dividends under certain circumstances. The Company is currently in compliance with these covenants.

    Class A obligations have interest payable monthly at rates ranging from 5.7% to 6.8%. Monthly principal reductions on Class A obligations approximate 70% of the principal reductions on the underlying pool of finance receivable loans.

    Other Notes Payable

    A summary of Other Notes Payable at March 31, 2000 and December 31, 1999 follows ($ in thousands):

                                                                                       March 31,        December 31,
                                                                                         2000               1999
                                                                                   ----------------   ---------------
Note payable, secured by the capital stock of UDRC and UDRC II..................    $      31,500     $       33,900
Other notes payable  bearing  interest at rates ranging from 7.5% to 11% due through August 2001, secured by certain real property and certain property and
equipment.......................................................................            2,119              2,939
                                                                                    -------------     --------------
                                                                                           33,619             36,839
   Less:  Unamortized Loan Fees...............................................                201                283
                                                                                    -------------     --------------
   Total........................................................................    $      33,418     $       36,556
                                                                                    ==============    ==============




    Subordinated Notes Payable

    A summary of Subordinated Notes Payable at March 31, 2000 and December 31, 1999 follows ($ in thousands):

                                                                                           March 31,         December 31,
                                                                                             2000                1999
                                                                                          -----------       -------------
     $15   million  senior  subordinated  notes  payable to  unrelated  parties, bearing  interest at 12% per annum payable  quarterly,  principal due
           February 2001 and senior to subordinated debentures..................          $     15,000      $     15,000
     $17.5 million subordinated debentures, interest at 12% per annum
           (approximately 18.8% effective rate) payable semi-annually, principal
           balance due October 23, 2003.........................................                17,479            17,479
                                                                                          ------------      ------------
            Subtotal............................................................                32,479            32,479
            Less:  Unamortized Loan Fees........................................                   464               605
                   Unamortized Premium - subordinated debentures................                 3,115             3,263
                                                                                          ------------      ------------
            Total...............................................................          $     28,900      $     28,611
                                                                                          ============      ============



Note 5.  Common Stock Equivalents

    Net Earnings per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding for the periods ended March 31, 2000, and 1999 as follows ($ in thousands, except for per share amounts):

                                                                                           March 31,          March 31,
                                                                                             2000               1999
                                                                                          -----------       -----------
     Earnings from Continuing Operations........................................          $     4,483        $      544
                                                                                          ===========        ==========
     Net Earnings...............................................................          $     4,483        $      423
                                                                                          ===========        ==========
     Basic Earnings Per Share From Continuing Operations........................          $      0.30        $     0.04
                                                                                          ===========        ==========
     Diluted Earnings Per Share From Continuing Operations......................          $      0.30        $     0.04
                                                                                          ===========        ==========
     Basic Earnings Per Share...................................................          $      0.30        $     0.03
                                                                                          ===========        ==========
     Diluted Earnings Per Share.................................................          $      0.30        $     0.03
                                                                                          ===========        ==========
     Basic EPS-Weighted Average Shares Outstanding..............................              14,905             15,650
     Effect of Diluted Securities:
        Warrants................................................................                   14                --
        Stock Options...........................................................                  234               135
                                                                                          -----------        ----------
     Dilutive EPS-Weighted Average Shares Outstanding...........................               15,153            15,785
                                                                                          ===========        ==========
     Warrants Not Included in Diluted EPS Since Antidilutive....................                1,156             1,556
                                                                                          ===========        ==========
           Stock Options Not Included in Diluted EPS Since Antidilutive.........                  875             1,153
                                                                                          ===========        ==========


Note 6.  Business Segments

      The Company has three distinct business segments. These consist of retail car sales operations (Retail Operations), the income resulting from the finance receivables generated at the Company dealerships (Portfolio Operations), and corporate and other operations (Corporate Operations). In computing operating profit by business segment, the following items were considered in the Corporate Operations category: portions of administrative expenses, interest expense and other items not considered direct operating expenses. Identifiable assets by business segment are those assets used in each segment of Company operations.

    A summary of operating activity by business segment for the three month periods ended March 31, 2000 and 1999 follows ($ in thousands):

                                                           Retail           Portfolio        Corporate           Total

  March 31, 2000:

  Sales of Used Cars.........................           $     132,786     $          --    $          --     $     132,786
  Less: Cost of Cars Sold....................                  72,942                --               --            72,942
         Provision for Credit Losses.........                  27,094             7,479               --            34,573
                                                        -------------     -------------    -------------     -------------
                                                               32,750            (7,479)              --            25,271
  Net Interest Income........................                      --            20,392              110            20,502
  Servicing and Other Income.................                      --               807               --               807
                                                        -------------     -------------    -------------     -------------
  Income before Operating Expenses...........                  32,750            13,720              110            46,580
                                                        -------------     -------------    -------------     -------------
  Operating Expenses:
  Selling and Marketing......................                   8,135                --               --             8,135
  General and Administrative.................                  14,190             6,884            5,271            26,345
  Depreciation and Amortization..............                   1,071               300              837             2,208
                                                        -------------     -------------    -------------     -------------
                                                               23,396             7,184            6,108            36,688
                                                        -------------     -------------    -------------     -------------
  Income (loss) before Other Interest Expense           $       9,354     $       6,536    $      (5,998)    $       9,892
                                                        =============     =============    =============     =============
  Capital Expenditures.......................           $       1,273     $          99    $         906     $       2,278
                                                        =============     =============    =============     =============
  Identifiable Assets........................           $      75,435     $     430,334    $      28,022     $     533,791
                                                        =============     =============    =============     =============

March 31, 1999:

  Sales of Used Cars.........................           $     106,443     $          --    $          --     $     106,443
  Less: Cost of Cars Sold....................                  60,088                --               --            60,088
         Provision for Credit Losses.........                  21,893             5,870               --            27,763
                                                        -------------     -------------    -------------     -------------
                                                               24,462            (5,870)              --            18,592
  Net Interest Income........................                      --             8,317               61             8,378
  Servicing and Other Income.................                      --             2,899               --             2,899
                                                        -------------     -------------    -------------     -------------
  Income before Operating Expenses...........                  24,462             5,346               61            29,869
                                                        -------------     -------------    -------------     -------------
  Operating Expenses:
  Selling and Marketing......................                   6,366                --               --             6,366
  General and Administrative.................                  11,094             4,601            5,314            21,009
  Depreciation and Amortization..............                     791               283              521             1,595
                                                        -------------     -------------    -------------     -------------
                                                               18,251             4,884            5,835            28,970
                                                        -------------     -------------    -------------     -------------
  Income (loss) before Other Interest Expense           $       6,211     $         462    $      (5,774)    $         899
                                                        =============     =============    =============     =============

  Capital Expenditures.......................           $       1,735     $         179    $         365     $       2,279
                                                        =============     =============    =============     =============



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

    The components of Net Assets of Discontinued Operations as of March 31, 2000 and December 31, 1999 follow ($ in thousands):

                                                              March 31,        December 31,
                                                                2000              1999
                                                           -------------       ----------
     Finance Receivables, Net...........................   $      9,558      $    14,837
     Residuals in Finance Receivables Sold..............          3,254            3,742
     Investments Held in Trust..........................          1,053            1,545
     Property and Equipment.............................            604            2,114
     Notes Receivable, net of Sub. Notes Payable........            919            6,697
     Servicing Receivable...............................          6,125            6,125
     Other Assets,  net of Accounts  Payable and Accrued
     Liabilities........................................         (7,351)          (1,180)
                                                           -------------     ------------
     Net Assets of Discontinued Operations..............   $     14,162      $    33,880
                                                           =============     ============

Note 8.  Use of Estimates

    The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

Note 9.  Reclassifications

    We have made certain reclassifications to previously reported information to conform to the current presentation.

Note 10.  Subsequent Event

     On February 22, 2000, we commenced an exchange offer to acquire up to 2.5 million shares of our common stock. The offer expired April 13, 2000 and on April 20, 2000, we acquired approximately 1.1 million shares of our common stock in exchange for approximately $11.9 million of seven year subordinated debentures bearing interest at 11% payable bi-annually and principal due April 15, 2007. Under the terms of the offer, each share of stock was exchangeable for $11.00 principal amount of debentures. The debentures were issued at a premium, which will be amortized over the life of the debentures and results in an effective annual interest rate of 19.3%.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       AND

                              RESULTS OF OPERATIONS

Introduction

     We operate the largest chain of buy here-pay here used car dealerships in the United States. At March 31, 2000, we operated 75 dealerships located in eleven metropolitan areas in eight states. We have one primary line of business: to sell and finance quality used vehicles to customers within what is referred to as the sub-prime segment of the used car market. The sub-prime market is comprised of customers who typically have limited credit histories, low incomes or past credit problems.

    As a buy here-pay here dealer, we offer the customer certain advantages over more traditional financing sources including:

        o   expanded credit opportunities,
        o flexible payment terms, including structuring loan payment due dates as weekly or biweekly, often coinciding with a customer's payday,
        o the ability to make payments in person at the dealerships. This is an important feature to many sub-prime borrowers who may not have checking accounts or are otherwise unable to make payments by the due date through use of the mail due to the timing of paydays.

    We distinguish our retail operations from those of typical buy here-pay here dealers through our:


        o   dedication to customer service,     o   advertising and marketing programs,
        o   larger inventories of used cars,    o   upgraded facilities, and
        o   network of multiple locations,      o   centralized purchasing.

    We finance substantially all of the used cars that we sell at our dealerships through retail installment loan contracts. Subject to the discretion of our dealership or sales managers, potential customers must meet our formal underwriting guidelines before we will agree to finance the purchase of a vehicle. Our employees analyze and verify the customer credit application information and subsequently make a determination whether to provide financing to the customer.

    Our business is divided into three operating segments; retail, portfolio and corporate. Information regarding our operating segments can be found in Note (6) of the Notes to Condensed Consolidated Financial Statements contained herein. Operating segment information is also included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Segment Information" found below.

    In December 1999, we sold the Cygnet Dealer Finance (CDF) subsidiary and also decided to abandon any efforts to acquire third party loans or servicing rights to additional third party portfolios. As a result, CDF, Cygnet Servicing and the associated Cygnet Corporate segment activities are classified as discontinued operations for 1999. We plan to complete the servicing of the portfolios that we currently service.

     In the following discussion and analysis, we explain the results of operations and general financial condition of Ugly Duckling and its subsidiaries. In particular, we analyze and explain the changes in the results of operations of our business segments for the quarterly period ended March 31, 2000 compared to the quarterly period ended March 31,1999.

SELECTED CONSOLIDATED FINANCIAL DATA (unaudited)

                                                               At or For the Three Months Ended:

                                          ------------------------------------------------------------------------------------------
                                                  March 31,       December 31,     September 30,    June 30,        March 31,
                                                    2000             1999             1999           1999             1999
                                                 ----------       ----------       ----------      ----------      ----------
Operating Data:                                                   ($ in thousands except per share amounts)
Total Revenues                                   $  159,124      $  105,429      $  124,883      $  115,927      $  119,715
Sales of Used Cars                               $  132,786      $   82,275      $  103,315      $   97,875      $  106,443
Number of Used Cars Sold                             15,802           9,731          12,219          11,416          12,754
Sales Price - Per Car Sold                       $    8,403      $    8,455      $    8,455      $    8,574      $    8,346
Cost of Sales - Per Car Sold                     $    4,616      $    4,690      $    4,727      $    4,865      $    4,712
Gross Margin Per Car Sold                        $    3,787      $    3,765      $    3,728      $    3,708      $    3,634
Provision - Per Car Sold                         $    2,188      $    2,245      $    2,256      $    2,259      $    2,177
Total Operating Expense - Per Car Sold           $    2,322      $    2,764      $    2,298      $    2,427      $    2,274
Cost of Used Cars as Percent of Sales                 54.9%           55.5%           55.9%           56.7%           56.5%
Gross Margin as Percent of Sales                      45.1%           44.5%           44.1%           43.3%           43.5%
Provision - % of Originations                         27.0%           27.0%           26.9%           26.8%           27.0%
Total Oper. Exp. - % of Total Revenues                23.1%           25.5%           22.5%           23.9%           24.2%
Segment Operating Expense Data:
Retail Expense - Per Car Sold                    $    1,481      $    1,775      $    1,484      $    1,562      $    1,431
Retail Exp. - % of Used Car Sales                     17.6%           21.0%           17.6%           18.2%           17.1%
Corp./Other Exp. - Per Car Sold                  $      387      $      357      $      399      $      440      $      458
Corp./Other Exp. - % of Total Revenue                  3.8%            3.3%            3.9%            4.3%            4.9%
Portfolio Exp. Annualized - % of End of
     Period Managed Principal                          6.2%            6.8%            4.7%            5.1%            5.7%
Balance Sheet Data:
Finance Receivables, Net                         $  407,267      $  365,586      $  321,739      $  256,085      $  190,063
Inventory                                        $   49,058      $   62,865      $   45,768      $   37,737      $   39,878
Total Assets                                     $  547,953      $  536,711      $  516,513      $  460,718      $  400,247
Notes Payable Portfolio                          $  282,865      $  275,774      $  244,363      $  195,244      $  171,543
Subordinated Notes Payable                       $   28,900      $   28,611      $   37,077      $   36,943      $   38,279
Total Debt                                       $  345,183      $  340,941      $  317,440      $  269,687      $  210,358
Common Stock                                     $  173,682      $  173,292      $  173,276      $  173,883      $  173,836
Treasury Stock                                   $  (20,321)     $ (20,321)      $  (20,321)     $  (19,824)     $ (19,817)
Total Stockholders' Equity                       $  170,553      $  165,680      $  162,477      $  159,398      $  157,890
Shares Outstanding - End of Period                   14,980          14,888          14,889          14,943          14,939
Book Value per Share                             $    11.39      $    11.13      $    10.91      $    10.67      $    10.57
Tangible Book Value per Share                    $    10.43      $    10.15      $     9.95      $     9.74      $     9.62
Total Debt to Equity                                    2.0             2.1             2.0             1.7             1.3
Loan Portfolio Data:
Interest Income                                  $   25,531      $   22,670      $   19,775      $   15,756      $   10,373
Average Yield on Portfolio                           26.17%          25.41%          25.90%          26.27%          26.19%
Principal Balances Originated                    $  128,123      $   80,900      $  102,599      $   96,098      $  102,733
Principal Balances Orig. as % of Sales                96.5%           98.3%           99.3%           98.2%           96.5%
Principal Balances Acquired                              --      $    6,811      $   14,596              --              --
Number of Loans Originated                           15,721           9,650          12,137          11,335          12,634
Average Original Amount Financed                 $    8,150      $    8,383      $    8,453      $    8,478      $    8,131
Number of Loan Orig. % of Units Sold                  99.5%           99.2%           99.3%           99.3%           99.1%
Number of Loans Acquired                                 --           2,586           2,543              --              --
Managed Portfolio Delinquencies:
     31 to 60 days                                     3.4%            5.7%            6.8%            4.7%            3.5%
     Over 60 days                                      1.9%            2.9%            3.5%            2.6%            1.9%
Principal Outstanding - Managed                  $  461,824      $  424,480      $  427,439      $  383,596      $  341,040
Principal Outstanding - Retained                 $  418,913      $  358,818      $  331,982      $  256,645      $  182,150

First Quarter highlights include:

        o Net earnings from continuing operations totaled $4.5 million, or $0.30 per diluted share, the highest quarterly EPS ever for the Company, versus earnings from continuing operations of $0.5 million or $0.04 per diluted share in the corresponding quarter of the prior year.
        o Total revenues increased 33% to $159.1 million from $119.7 million in the corresponding quarter of the prior year.
        o E-Commerce provided $5.9 million in revenue and 701 cars sold during the first quarter of 2000 versus $3.9 million in revenue and 415 cars sold during the fourth quarter of 1999.
        o On-balance sheet loan portfolio principal balance reached $418.9 million, representing a 17% increase over the fourth quarter and a 130% rise over the year-ago quarter.
        o New loan originations reached $128.1 million, a 25% increase over the same quarter of the prior year.
Sales of Used Cars and Cost of Used Cars Sold

                                                                    March 31,
                                                        ----------------------------------    Percentage
                   ($ in thousands)                            2000            1999             Change
                                                           -----------      -----------       ----------
                 Number of Used Cars Sold ...........           15,802           12,754           23.9%
                                                           ===========      ===========
                 Sales of Used Cars .................      $   132,786      $   106,443           24.7%
                 Cost of Used Cars Sold .............           72,942           60,088           21.4%
                                                           -----------      -----------
                 Gross Margin .......................      $    59,844      $    46,355           29.1%
                                                           ===========      ===========
                 Gross Margin %......................           45.1%             43.5%
                                                           ===========      ===========
                 Per Car Sold:
                 Sales ..............................      $     8,403      $     8,346            0.7%
                 Cost of Used Cars Sold .............            4,616            4,711           (2.0%)
                                                           -----------      -----------
                 Gross Margin .......................      $     3,787      $     3,635            4.2%
                                                           ===========      ===========



    The number of cars sold increased by 23.9% and Used Car Sales revenues increased by 24.7% for the three months ended March 31, 2000 over the same period in 1999. The increase in both units sold and revenues is primarily the result of an increase in the number of dealerships in operation coupled with an increase in E-commerce related business.

    We expanded our marketing efforts during 1999 to include E-commerce by accepting credit applications from potential customers via our website, located at http://www.uglyduckling.com. Credit inquiries received over the web are reviewed by our employees, who then contact the customers and schedule appointments. We continue to monitor and enhance our internet application levels. These efforts continue to provide an increasing number of used cars sold. During the first quarter of 2000, we sold 701 cars totaling $5.9 million in revenue, up from 415 used cars sold and $3.9 million in revenue during the fourth quarter of 1999. We are also finding that the E-commerce customer group is outperforming all other customers in terms of loan performance.

     Same store unit sales for the three months ended March 31, 2000 decreased approximately 3% from the first quarter of 1999. We anticipate future revenue growth will come from increasing the number of our dealerships and not from higher sales volumes at existing dealerships.

    The Cost of Used Cars Sold increased by 21.4% for the three months ended March 31, 2000 over the comparable period of the previous year. The increase for this period reflects a rise in the volume of cars sold due to the increase in number of dealerships in operation and E-commerce related business as previously mentioned. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) as a percentage of related revenue increased to 45.1% for the three months ended March 31, 2000 versus 43.5% for the same period of the previous year. The gross margin per car sold for the three months ended March 31, 2000 increased 4.2% over the three months ended March 31, 1999. The increase in both overall gross margin as well as on a per car sold basis is the result of an increase in average revenue per car sold coupled with a decrease in average Cost per Used Car Sold.

    The Company finances substantially all of its sales. The following table indicates the percentage of sales units and revenue financed:

                                                                           March 31,
                                                               -----------------------------------
                                                                     2000                1999
                                                                 ------------         ----------
Percentage of used cars sold financed.......................            99.5%               99.1%
                                                                 ============         ===========
Percentage of sales revenue financed........................            96.5%               96.5%
                                                                 ============         ===========

Provision for Credit Losses

    The following is a summary of the Provision for Credit Losses:

                                                                                               Percentage
                                                                          March 31,              Change
                                                                 ---------------------------- -------------
                                                                    2000            1999
                                                                  ---------       -------
          Provision for Credit Losses (in thousands)........     $   34,573       $   27,763        24.5%
                                                                 ==========       ==========
          Provision per loan originated ....................     $    2,199        $   2,198           --
                                                                 ==========       ==========
          Provision as % of principal balances originated...          27.0%            27.0%
                                                                 ==========       ==========

         The Provision for Credit Losses is the amount we charge to current operations on each car sold to establish an allowance for credit losses. The Provision for Credit Losses for the three months ended March 31, 2000 increased 24.5% over the comparable period of the prior year. The increase was primarily due to an increase in the volume of loans originated. The average amount financed increased slightly to $8,150 per unit in the period ended March 31, 2000 from $8,131 per unit in the quarter ended March 31, 1999.

Net Interest Income

                                                                                                  Percentage
                                                                          March 31,                 Change
                                                                 ----------------------------    -------------
          ($ in thousands)                                           2000         1999
                                                                  ---------    -------
          Interest Income...................................      $  25,531    $    10,373            146.1%
          Portfolio Interest Expense........................          5,029          1,995            152.1%
                                                                 ----------   ------------
          Net Interest Income...............................      $  20,502    $     8,378            144.7%
                                                                 ==========     ==========
          Average Effective Yield...........................          26.2%          25.3%              3.6%
                                                                 ==========     ==========        ==========
          Average Effective Borrowing Cost..................           8.0%           9.5%             10.1%
                                                                 ==========     ==========        ==========

    Interest Income consists primarily of interest on finance receivable principal balances retained on our balance sheet. Retained principal balances grew to $418.9 million at March 31, 2000 from $182.2 million at March 31, 1999 primarily as a result of the change in the way we structure our securitizations to the collateralized borrowing method during the fourth quarter of 1998. Prior to the fourth quarter of 1998, securitized loans were transferred off of our balance sheet and a gain on sale was recorded. Under the collateralized borrowing method, the securitized loans are retained on our balance sheet and the income and associated costs are recorded over the life of the loan.

Servicing Income

    We generate Servicing Income primarily from servicing the remaining loan portfolios securitized under the gain on sale method. A summary of Servicing Income follows for the three months ended March 31, 2000 and 1999 ($ in thousands):

                                                                                                Percentage
                                                                        March 31,                 Change
                                                                 -------------------------     --------------
                                                                   2000         1999
                                                                  -------      -------

          Servicing Income..................................        $   807        $ 2,899         (72.2%)
                                                                    =======        =======         =======

    We service loans for monthly fees ranging from .25% to .33% of the beginning of month principal balances (3.0% to 4.0% per year). The decrease in Servicing Income for the quarter ended March 31, 2000 is due to the decrease in remaining principal balances securitized and serviced under the gain on sale method from $158.9 million at March 31, 1999 to $42.9 million at March 31, 2000.

Income before Operating Expenses

    Income before Operating Expenses grew by 55.9% to $46.6 million for the three months ended March 31, 2000 from $29.9 million for the three months ended March 31,1999. Growth in Sales of Used Cars, an increase in gross margins and an increase in Interest Income were the primary contributors to the increase.

Operating Expenses


                                                                 March 31,
                                                    ------------------------------------       Percentage
                                                          2000                 1999              Change
                                                    -------------       -------------         -----------
    Operating Expenses (in thousands)...            $    36,688         $    28,970             26.6%
                                                    ===========         ===========
    Per Car Sold........................            $     2,322         $     2,271              2.2%
                                                    ===========         ===========
As % of Total Revenues..................                  23.1%               24.2%
                                                    ===========         ===========

    Operating expenses, which consist of selling, marketing, general and administrative and depreciation/amortization expenses, increased as a result of overall growth in the operations of the Company. The decrease in operating expenses as a percentage of total revenues is primarily the result of increased economies of scale related to marketing efforts with the addition of more dealerships in existing markets, efficiencies gained from enhanced management information systems and an increase in interest income.

Interest Expense

    Interest expense arising from our subordinated debt totaled $2.3 million for the three months ended March 31, 2000 versus none for the three months ended March 31, 1999. While the Company has additional interest expense arising from subordinated notes payable, a portion of this interest expense was attributed to the financing of assets and activities reported as discontinued operations. As the assets and activities of discontinued operations diminish, the Company does not expect to retire the subordinated notes payable but rather use these borrowings to fund our growth. Accordingly, the Company would expect to have a disproportionate increase in interest expense allocated to continuing operations in future periods as existing subordinated debt is used to fund our growth and the allocation of this interest to discontinued operations decreases. Subordinated debt carries interest rates generally higher than those charged on borrowings collateralized by our finance receivables.

Income Taxes

    Income taxes totaled $3.1 million for the three months ended March 31, 2000, and $.3 million for the three months ended March 31,1999. Our effective tax rate was 41% for the three months ended March 31, 2000 and 40% for the three months ended March 31,1999.

Earnings from Continuing Operations

    Earnings from continuing operations totaled $4.5 million for the three months ended March 31, 2000 versus $0.5 million for the same three months of the previous year. The increase is primarily due to an increase in the volume of used cars sold and growth in interest income. The interest income is due to the increase in our retained portfolio along with an increase in gross margins on used cars sold. These improvements were offset by a decrease in servicing income resulting from the decline in remaining principal balances securitized and serviced under the gain on sale method.

Discontinued Operations

    Discontinued operations provided no income or loss for the three months ended March 31, 2000 versus a loss, net of income tax benefits, of $121,000 for the three months ended March 31, 1999. Effective December 31, 1999, the Company adopted a formal plan to abandon any effort for its third party dealer operations to acquire loans or servicing rights to additional portfolios. Accordingly, our Cygnet Servicing and the associated Cygnet Corporate segment are reported as components of discontinued operations. The Company plans to complete servicing the portfolios that it currently services.

Business Segment Information

    The Company reports its operations based on three operating segments. These segments are reported herein as Retail, Portfolio and Corporate. These segments were previously reported as Company Dealership, Company Dealership Receivables and Corporate and Other, respectively.

    Operating Expenses for our business segments, along with a description of the included activities, for the three month periods ended March 31, 2000 and 1999 are as follows:

         Retail Operations. Operating expenses for our retail segment consist of Company marketing efforts, maintenance and development of dealership and inspection center sites, and direct management oversight of used car acquisition, reconditioning and sales activities. A summary of retail operating expenses follows ($ in thousands except per car sold data):

                                                       March 31,
                                            --------------------------------        Percentage
                                                  2000             1999               Change
                                            -------------    -------------        ------------
       Selling and Marketing.............     $     8,135      $     6,366            27.8%
       General and Administrative........          14,190           11,094            27.9%
       Depreciation and Amortization.....           1,071              791            35.4%
                                              -----------      -----------
                                              $    23,396      $    18,251            28.2%
                                              ===========      ===========
     Per Car Sold:
       Selling and Marketing.............     $       515      $       499             3.2%
       General and Administrative........             898              870             3.2%
       Depreciation and Amortization.....              68               62             9.7%
                                              -----------      -----------
                                              $     1,481      $     1,431             3.5%
                                              ===========      ===========
     As % of Used Cars Sold Revenue:
       Selling and Marketing.............          6.1%             6.0%
       General and Administrative........         10.7%            10.4%
       Depreciation and Amortization.....          0.8%             0.7%
                                               --------         --------
       Total.............................         17.6%            17.1%
                                               ========         ========



   Selling and Marketing expenses as a percentage of related revenue remained relatively constant at 6% for the first quarter of 2000 as compared to the first quarter of 1999. The additional revenue from internet based sales, as well as an overall increase in average sales price per vehicle, have allowed the Selling and Marketing expenses as a percentage of related revenue to remain stable but have increased slightly on a per car sold basis.

   General  and   Administrative   expenses   increased   quarter  over  quarter
principally as a result of increases in salary and benefits costs.

    Portfolio Operations. Operating expenses for our portfolio segment consist of loan servicing and collection efforts, securitization activities, and other operations pertaining directly to the administration and collection of the loan portfolio ($ in thousands except expense per month per loan serviced).

                                                       March 31,
                                             -------------------------------    Percentage
                                                   2000            1999           Change
                                             -------------   -------------      ---------
   General and Administrative................  $    6,884     $     4,601         49.6%
   Depreciation and Amortization.............         300             283          6.0%
                                               ----------     -----------
                                               $    7,184     $     4,884         47.1%
                                               ==========     ===========
   Expense per month per loan serviced.......  $    28.75      $    20.70
                                               ==========     ===========
   Annualized Expense as % of Managed
   Principal Balances........................        6.2%            5.7%
                                               ==========     ===========

    The increase in operating expenses from the first quarter of 1999 to the first quarter of 2000 for our portfolio segment is primarily a result of the increased number of loans in our portfolio. Also attributing to the increase were market adjustments made to collection staff wages and a decrease in the number of delinquent accounts serviced per collector due to loan servicing inefficiencies experienced in the latter half of 1999. As of result of these initiatives, we have seen a significant decline in delinquency levels as discussed in the "Static Pool Analysis" section below.

    Corporate Operations. Operating expenses for our Corporate segment consist of costs to provide managerial oversight and reporting for the Company, develop and implement policies and procedures, and provide expertise to the Company in areas such as finance, legal, human resources and information technology.

Operating Expenses
                                                                March 31,
                                                    ----------------------------------   Percentage
          ($ in thousands)                                2000             1999            Change
                                                    --------------   --------------     -----------
          General and Administrative.........         $      5,271     $      5,314          (0.8%)
          Depreciation and Amortization......                  837              521          60.7%
                                                      ------------     ------------
                                                      $      6,108     $      5,835           4.7%
                                                      ============     ============
          Per Car Sold.......................         $        387     $        458         (15.5%)
                                                      ============     ============
          As % of Total Revenues.............                 3.8%             4.9%
                                                      ============     ============


    Operating expenses related to our Corporate segment decreased on both a per car sold basis and as a percent of total revenue primarily as a result of various operating efficiencies. These efficiencies include those gained by the consolidation of all accounting and management information to a single computer system in early 1999. Further, as new dealerships opened in existing markets, revenue and units sold increased while related expenditures increased at a lesser rate. Finally, as our retained portfolio increased, there is a proportionate increase in net interest income thereby significantly improving the ratio of corporate expenses to total revenues.

Financial Position

     The following table represents key components of our financial position ($ in thousands):

                                                           March 31,     December 31,      Percentage

                                                              2000            1999           Change
                                                         --------------  --------------  -----------
          Total Assets...............................    $    547,953    $    536,711         2.1%

          Inventory..................................          49,058          62,865       (22.0%)
          Finance Receivables, Net...................         407,267         365,586        11.4%
          Net Assets of Discontinued Operations......          14,162          33,880       (58.2%)

          Total Debt.................................         345,183         340,941         1.2%
          Notes Payable - Portfolio..................         282,865         275,774         2.6%
          Other Notes Payable........................          33,418          36,556        (8.6%)
          Subordinated Notes Payable.................          28,900          28,611         1.0%
          Stockholders' Equity.......................    $    170,553    $    165,680         2.9%


    Total Assets. The increase in total assets is primarily due to the growth in Finance Receivables, Net, offset by the decrease in Inventory and Net Assets of Discontinued Operations.

    Inventory. Inventory represents the acquisition and reconditioning costs of used cars located at our dealerships and our inspection centers. The change in inventory from December 31, 1999 to March 31, 2000 is due to management's decision to increase inventory levels at the end of 1999 in preparation for the strong seasonal sale periods, which are typically the first and second quarters of the year. We generally acquire our used car inventory from three sources; approximately 50% from auctions, 30% from wholesalers and 20% from new car dealerships.

    Growth in Finance Receivables, Net. Due to the growth in the volume of cars sold, Finance Receivables, Net as of March 31, 2000 has increased approximately 11% from December 31, 1999. See Note 2 to the Condensed Consolidated Financial Statements for detail of the components of Finance Receivables, Net.

    The following table reflects the growth in principal balances retained on our balance sheet measured in terms of the principal amount ($ in thousands) and the number of loans outstanding.

                                                                      Managed Loans Outstanding
                                                         Principal Balances                 Number of Loans

                                                      March 31,     December 31,        March 31,      December 31,
                                                        2000             1999              2000            1999
                                                  -------------   --------------    --------------    ------------
Principal - Managed........................        $    461,824     $    424,480            75,496          70,450
Less:  Principal - Securitized and Sold....              42,911           65,662            13,037          17,369
                                                   ------------     ------------      ------------    ------------
Principal - Retained on Balance Sheet......        $    418,913     $    358,818            62,459          53,081
                                                   ============     ============      ============    ============

    The increase in Principal Balances - Retained on Balance Sheet was primarily due to growth in loans receivable as a result of increased used car sales and financing, partially offset by the principal balance runoff of loans originated in prior periods. Used Car Sales totaled 15,802 for the quarter ended March 31, 2000, versus sales of 9,731 used cars during the quarter ended December 31, 1999.

    The following table reflects activity in the Allowance for Credit Losses, as well as information regarding charge off activity, for the three months ended March 31, 2000 and December 31, 1999 ($ in thousands):

                                                      March 31,     December 31,
                                                        2000             1999
                                                  -------------   --------------
   Allowance Activity:
   Balance, Beginning of Period..................  $     76,150    $     80,698
   Provision for Credit Losses...................        34,573          23,133
   Other Allowance Activity......................           104           1,245
   Net Charge Offs...............................       (23,242)        (28,926)
                                                   ------------    ------------
   Balance, End of Period........................  $     87,585    $     76,150
                                                   ============    ============
   Allowance as % Ending Principal Balances......         20.9%           21.2%
                                                   ============    ============
   Charge off Activity:
      Principal Balances.........................  $    (31,166)   $    (34,667)
      Recoveries, Net............................         7,924           5,741
                                                   ------------    ------------
   Net Charge Offs...............................  $    (23,242)   $    (28,926)
                                                   ============    ============


    Even though a contract is charged off, we continue to attempt to collect the contract. Recoveries as a percentage of principal balances charged off from retail operations averaged 25.4% for the three months ended March 31, 2000 compared to 16.6% for the three months ended December 31, 1999. This increase is due to the initiatives taken to retain qualified loan service staff and reduce the number of delinquencies serviced per collector.

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

    Currently reported cumulative losses may vary from those previously reported due to ongoing collection efforts on charged off accounts, and the difference between final proceeds on the sale of repossessed collateral versus our estimates of the sale proceeds. Management, however, believes that such variation will not be material.

    The following table sets forth as of April 30, 2000, the cumulative net charge offs as a percentage of original loan cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customers before charge off. The table also shows the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).

                                          Pool's Cumulative Net Losses as Percentage of Pool's Original
                                                           Aggregate Principal Balance
                                                                ($ in thousands)

                                                  Monthly Payments Completed by Customer Before Charge Off
                                      --------------------------------------------------------------------
                              Orig.       0         3         6         12        18        24        TLI      Reduced
                          ----------  --------  --------  --------   --------  --------  --------  --------   --------
    1993                  $   12,984      9.1%     22.1%     28.5%      33.8%     35.9%     36.5%     36.8%     100.0%
    1994                  $   23,589      5.3%     14.8%     19.9%      25.6%     28.0%     28.7%     28.8%     100.0%
    1995                  $   36,569      2.0%      8.1%     13.2%      19.2%     22.3%     23.6%     24.1%     100.0%
    1996:
       1st Quarter        $   13,635      1.6%      8.0%     13.7%      20.6%     24.7%     26.0%     27.2%     100.0%
       2nd Quarter        $   13,462      2.3%      9.3%     13.4%      22.0%     25.9%     27.6%     29.0%      99.9%
       3rd Quarter        $   11,082      1.7%      6.9%     12.6%      21.4%     25.5%     27.7%     28.8%      99.7%
       4th Quarter        $   10,817      0.7%      8.5%     15.9%      24.9%     29.3%     31.1%     32.2%      99.2%
    1997:
       1st Quarter        $   16,279      2.1%     10.8%     18.2%      24.9%     30.0%     32.3%     33.6%      98.1%
       2nd Quarter        $   25,875      1.5%      9.9%     15.9%      22.8%     27.6%     29.7%     30.7%      95.7%
       3rd Quarter        $   32,147      1.4%      8.4%     13.2%      22.6%     27.1%     29.4%     30.3%      93.5%
       4th Quarter        $   42,529      1.4%      6.9%     12.7%      22.0%     26.3%     29.1%     29.4%      90.6%
    1998:
       1st Quarter        $   69,708      1.0%      6.9%     13.5%      21.1%     26.8%      x        28.9%      87.4%
       2nd Quarter        $   66,908      1.1%      8.1%     14.3%      22.0%     27.7%      --       28.4%      81.5%
       3rd Quarter        $   71,027      1.0%      8.0%     13.5%      23.5%      x         --       27.7%      76.5%
       4th Quarter        $   69,583      0.9%      6.7%     13.3%      25.0%      --        --       26.6%      67.5%
    1999:
       1st Quarter        $  102,733      0.8%      7.6%     15.5%       x         --        --       22.9%      57.5%
       2nd Quarter        $   96,098      1.1%     10.2%     17.2%       --        --        --       20.3%      45.9%
       3rd Quarter        $  102,599      1.0%      8.5%      x          --        --        --       12.5%      32.0%
       4th Quarter        $   80,900      0.7%      x         --         --        --        --        4.5%      16.1%
    2000:
       1st Quarter        $  128,123      x      --        --         --        --        --        0.4%       6.6%





    The following table sets forth the principal balances 31 to 60 days delinquent, and 61 to 90 days delinquent as a percentage of total outstanding contract principal balances from dealership operations.

                                                                         March 31,          December 31,
                                                                    -----------------------------------------
                                                                            2000                 1999
                                                                      ----------------    ----------------
                     Days Delinquent:                                 31-60     61-90     31-60     61-90
                                                                      -----     -----     -----     -----
                     Retained on Balance Sheet.....................    3.3%      1.8%      5.3%      2.8%
                     Securitized - Gain on Sale....................    4.8%      2.8%      7.6%      3.7%
                                                                       ----   -------      ----   -------
                     Total Portfolio...............................    3.4%      1.9%      5.7%      2.9%
                                                                       ====   =======      ====   =======

    In accordance with our charge off policy, there are no accounts more than 90 days delinquent as of March 31, 2000.

    Delinquencies have improved dramatically as of the end of the first quarter of 2000 versus the fourth quarter of 1999. As a result of loan servicing inefficiencies experienced in the second and third quarters of 1999, initiatives were put into place to retain qualified loan servicing staff and to reduce the number of delinquent accounts serviced per collector. As exemplified in the decline in delinquency levels, the initiatives have proven to be effective. However, due to the first quarter of the year typically being our strongest sales quarter, finance receivables increased significantly during this period. As a result, delinquency levels appear lower due to the influx of receivables in the latter months of the first quarter. Consequently, we cannot expect to maintain the current delinquency levels in future periods.

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

    The Class A obligations have historically received investment grade ratings. To secure the payment of the Class A obligations, the securitization subsidiaries obtain an insurance policy from MBIA Insurance Corporation that guarantees payment of amounts to the holders of the Class A obligations. Additionally, we also establish a cash "reserve" account for the benefit of the Class A obligation holders. The reserve accounts are classified in our condensed consolidated financial statements as Investments Held in Trust and are a component of Finance Receivables, Net.

    Reserve Account Requirements. Under our current securitization structure, we make an initial cash deposit into a reserve account, generally equivalent to 4% of the initial underlying Finance Receivables principal balance and pledge this cash to the reserve account agent. The trustee then makes additional deposits to the reserve account out of collections on the securitized receivables as necessary to fund the reserve account to a specified percentage, ranging from 8.0% to 10.5%, of the underlying Finance Receivables' principal balance. The trustee makes distributions to us when:

        o   the reserve account balance exceeds the specified percentage,
        o the required periodic payments to the Class A certificate holders are current,and
        o   the trustee, servicer and other administrative costs are current.

    During the second and third quarters of 1999, we experienced loan servicing inefficiencies that resulted in increased delinquency and charge off levels. As a result, certain reserve account requirements were increased until delinquency and charge off levels returned to contractually specified percentages. As of March 31, 2000, all increases in reserve account requirements have been eliminated and we met the targeted reserve account balances under our securitization agreements of $34.6 million.

    Certain Financial Information Regarding Our Securitizations

    We did not enter into any securitization transactions during the first quarter of 2000 or 1999.

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

Operating Cash Flow

    Net Cash Provided by Operating Activities increased by $11.0 million in the three months ended March 31, 2000 to $61.9 million compared to cash generated of $50.9 million for the three months ended March 31,1999. The increase is primarily due to an increase in net earnings coupled with a significant decrease in inventory from year end 1999, resulting from management's decision to increase inventory levels at the end of 1999 in preparation for the high seasonal sales, which typically occur in the first quarter of the year.

    Net cash used by investing activities decreased to $81.2 million for the quarter ended March 31, 2000 versus $99.3 million for the same quarter of the previous year. The decrease is due a significant decrease in Investments Held in Trust due to the decline in principal balances securitized, offset by collections on finance receivables.

    Financing activities generated $3.6 million for the quarter ended March 31, 2000 as compared to $49.3 million generated for the quarter ended March 31, 1999. The reason for the decrease is primarily due to net repayment of notes payable.

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

    As of March 31, 2000, our borrowing capacity under the revolving facility was $121.9 million, the aggregate principal amount outstanding under the revolving facility was approximately $89.1 million, and the amount available to be borrowed under the facility was $32.8 million. The revolving facility bears interest at the 30-day LIBOR plus 3.15%, payable daily (total rate of 9.04% as of March 31, 2000).

    The revolving facility contains covenants that, among other things, limit our ability to take certain actions without GE Capital's consent, including incur additional indebtedness, make any change in our capital structure, declare or pay dividends, and make certain investments and capital expenditures. The revolving facility also provides that an event of default will occur if Mr. Ernest C. Garcia II owns less than 15.0% of our voting stock. Mr. Garcia owned approximately 32.2% of our common stock at March 31, 2000.

    In addition, we are also required to maintain specified financial ratios. As of March 31, 2000, we were were compliance with the covenants in this agreement.

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

Supplemental Borrowings

    2000 Exchange Offer. On February 22, 2000, we commenced a new exchange offer to acquire up to 2.5 million shares of our common stock. This offer expired April 13, 2000 and we acquired approximately 1.1 millions shares of our common stock in exchange for approximately $11.9 million of seven year subordinated debentures due April 15, 2007. Under the terms of the offer, each share of stock was exchangeable for $11.00 principal amount of debentures. The debentures were issued at a premium, which will be amortized over the life of the debentures and results in an effective annual interest rate of 19.3%. We must pay interest bi-annually at 11% per year.

    General Electric Capital Corporation Lease. In March 2000, we entered into an agreement with General Electric Capital Corporation to provide lease financing in the aggregate of $4.7 million. The lease provides for 36 monthly payments bearing interest at 9.42%. The lease is being treated as an operating lease for accounting purposes.

Capital Expenditures and Commitments

    During the three months ended March 31, 2000, we developed three new dealerships in existing markets. In the fourth quarter of 1999, we obtained five dealerships, including inventory and a loan portfolio of approximately $8.0 million from Virginia Auto Mart. The direct cost of opening a dealership is primarily a function of whether we lease a facility or construct a facility. A leased facility costs approximately $650,000 to develop, while a facility we construct costs approximately $1.7 million. In addition, we require capital to finance the portfolio that we carry on our balance sheet for each store. It takes approximately $2.2 million in cash to support a typical stabilized store portfolio with our existing 65% advance rate under our GE facility. Additionally, it takes approximately 30 months for a store portfolio to reach a stabilized level.

    We intend to finance the construction of new dealerships through operating cash flows and supplemental borrowings, including amounts available under the revolving facility and the securitization program.

Accounting Matters

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The adoption of SFAS No. 133 was delayed by the issuance of SFAS 137. The statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. In June 1999, the FASB deferred the effective date of SFAS No. 133 for one year until fiscal years beginning after June 15, 2000. Management does not expect the adoption of SFAS No. 133 to have a material impact on the Company.

Risk Factors

    There are various risks in purchasing our securities and investing in our business. We believe that our risk information has not changed materially from the risk factors described in our Form 10-K for the year ended December 31, 1999.

We Make Forward Looking Statements

    Our Quarterly Report on Form 10-Q includes statements that constitute forward-looking statements within the meaning of the safe harbor provisions of the Private and Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the words "believes," "estimates," "projects," "expects" or similar expressions. Forward-looking statements in this report relate, among other matters, to: anticipated financial results, such as continuing growth sales, other revenues and loan portfolios, and improvements in loan performance, including delinquencies; growth in our dealerships through acquisitions and de novo dealership openings; and e-commerce related growth and loan performance. Factors that could cause or contribute to differences from these forward-looking statements include, but are not limited to: any decline in consumer acceptance of our car sales strategies or marketing campaigns; any inability of the Company to finance its operations in light of a tight credit market for the sub-prime industry; any deterioration in the used car finance industry or increased competition in the used car sales and finance industry; any inability of the Company to monitor and improve its underwriting and collection processes; any changes in estimates and assumptions in, and the ongoing adequacy of, our allowance for credit losses; any inability of the Company to continue to reduce operating expenses as a percentage of sales; and any new or revised accounting, tax or legal guidance that adversely affect used car sales or financing. Other factors are detailed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors," "Factors That May Affect Future Results and Financial Condition" and "Factors That May Affect Future Stock Performance" in our most recent reports on Form 10-K and this Quarterly Report on Form 10-Q (including Exhibit 99 hereto), and elsewhere in our Securities and Exchange Commission filings. By making these forward-looking statements, we undertake no obligation to update these statements for revisions or changes after the date of this report. References to Ugly Duckling Corporation as the largest and fastest growing operator of used car dealerships focused exclusively on the sub-prime market is management's belief based upon the knowledge of the industry and not on any current independent third party study.

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

         Our financial instruments consist primarily of fixed rate finance receivables, residual interests in pools of fixed rate finance receivables, short term variable rate revolving Notes Receivable, and variable and fixed rate Notes Payable. Our finance receivables are classified as subprime loans and generally bear interest at the lower of 29.9% or the maximum interest rate allowed in states that impose interest rate limits. At March 31, 2000, the scheduled maturities on our finance receivables range from one to 52 months with a weighted average maturity of 31.3 months. The interest rates we charge our customers on finance receivables has not changed as a result of fluctuations in market interest rates, although we may increase the interest rates we charge in the future if market interest rates increase. A large component of our debt at March 31, 2000 is the Collateralized Notes Payable (senior and junior securities) issued under our securitization program. Issuing debt through our securitization program allows us to mitigate our interest rate risk by reducing the balance of the variable revolving line of credit and replacing it with a lower fixed rate note payable. We are subject to interest rate risk on fixed rate Notes Payable to the extent that future interest rates are higher than the interest rates on our existing Notes Payable.

         We believe that our market risk information has not changed materially from December 31, 1999.

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

    None

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits
         Exhibit 10.1 -- First Amendment to $38 Million Senior Secured Loan Agreement between CIBC Inc., SunAmerica, etc. and the Registrant dated November 12, 1999

         Exhibit 10.2 -- Second Amendement to $38 Million Senior Secured Loan Agreement between CIBC Inc., SunAmerica, etc. and the Registrant dated February 15, 2000

         Exhibit 11 -- Statement regarding computation of per share earnings (see note 5 of Notes to Condensed Consolidated Financial Statements)



         Exhibit 27 -- Financial Data Schedule

    (b)  Reports on Form 8-K.

    During the first quarter of 2000, the Company filed three reports on Form 8-K. The first report on Form 8-K, dated December 31, 1999 and filed January 5, 2000 pursuant to Item 2, reported the sale of stock of Cygnet Dealer Finance, Inc. to an entity controlled by Ernest C. Garcia II. The second report on Form 8-K, dated February 17, 2000 and filed February 17, 2000, reported Ugly Duckling's financial results for 1999 and filed as an exhibit to the Form 8-K a press release dated February 16, 2000 entitled "Ugly Duckling Reports Financial Results for 1999." The third report on Form 8-K, dated February 22, 2000 and filed on February 22, 2000, announced the commencement of Ugly Duckling's offer to exchange subordinated debt for up to 2.5 million shares of its common stock. The Company also filed a Form 8-K/A on March 14, 2000 amending the Form 8-K dated December 31, 1999 by adding the pro forma financial information relating to the sale of the stock of Cygnet Dealer Finance, Inc. to an entity controlled by Ernest C. Garcia II.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         UGLY DUCKLING CORPORATION

         /s/     STEVEN T. DARAK
         -----------------------
         Steven T. Darak
         Senior Vice President and
         Chief Financial Officer

         (Principal Financial and Accounting Officer)

Date:  May 11, 2000

EXHIBIT INDEX

                     Exhibit
                     Number                                      Description
                    ---------                                   -------------
                     10.1         First Amendment to $38 Million Senior Secured Loan Agreement between CIBC Inc., SunAmerica, etc.
                                  and the Registrant dated November 12, 1999
                     10.2         Second Amendement to $38 Million Senior Secured Loan Agreement between CIBC Inc., SunAmerica, etc.
                                  and the Registrant dated February 15, 2000
                     11           Statement regarding  computation of per share earnings (see note 5 of Notes to Condensed Consolidated Financial Statements)
                     27           Financial Data Schedule
