Form 10-Q
period 2000-06-30
UGLY DUCKLING CORP
filed 2000-08-14
CIK 1012704

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

                  For the quarterly period ended: June 30, 2000

                        Commission File Number 000-20841

                            UGLY DUCKLING CORPORATION
             (Exact name of registrant as specified in its charter)

                               Delaware                 86-0721358
                (State or other jurisdiction of      (I.R.S. employer
                incorporation or organization)       Identificationn no.)

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

    At August 10, 2000, there were approximately
12,377,000 shares of Common Stock, $0.001 par value, outstanding.

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

                            UGLY DUCKLING CORPORATION

                                    FORM 10-Q

                                        TABLE OF CONTENTS
                                                                                                                          Page

                          Part I - FINANCIAL STATEMENTS


  Item 1.            FINANCIAL STATEMENTS
                     Condensed Consolidated Balance Sheets-- June 30, 2000 and December 31, 1999............................1
                     Condensed Consolidated Statements of Operations-- Three and Six Months Ended June 30,
                       2000 and 1999........................................................................................2
                     Condensed Consolidated Statements of Cash Flows-- Six Months Ended June 30, 2000 and
                       1999.................................................................................................3
                     Notes to Condensed Consolidated Financial Statements...................................................4
  Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS...............................................................................10
  Item 3.            MARKET RISK...........................................................................................23

                          Part II. -- OTHER INFORMATION

  Item 1.            LEGAL PROCEEDINGS.....................................................................................24
  Item 2.            CHANGES IN SECURITIES.................................................................................24
  Item 3.            DEFAULTS UPON SENIOR SECURITIES.......................................................................24
  Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................24
  Item 5.            OTHER INFORMATION.....................................................................................24
  Item 6.            EXHIBITS AND REPORTS ON FORM 8-K......................................................................24
                     SIGNATURES............................................................................................25

                                     ITEM 1.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                      June 30,       December 31,
                                                                        2000             1999
                                                                    (unaudited)
                                                                   ---------------  ----------------
ASSETS
Cash and Cash Equivalents                                                $  4,127          $  3,683
Finance Receivables, net                                                  451,238           365,586
Notes Receivable from Related Party                                        12,000            12,000
Inventory                                                                  45,865            62,865
Property and Equipment, net                                                33,870            31,752
Intangible Assets, Net                                                     13,671            14,618
Other Assets                                                               12,011            12,327
Net Assets of Discontinued Operations                                       4,702            33,880
                                                                   ---------------  ----------------
                                                                        $ 577,484         $ 536,711
                                                                   ===============  ================



                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable                                                        $   772         $  3,185
  Accrued Expenses and Other Liabilities                                   28,910           26,905
  Notes Payable - Portfolio                                               315,952          275,774
  Other Notes Payable                                                      27,759           36,556
  Subordinated Notes Payable                                               37,260           28,611
                                                                   ---------------  ----------------
   Total Liabilities:                                                     410,653          371,031
                                                                   ---------------  ----------------
Stockholders' Equity:
Common Stock                                                                   19               19
Additional Paid in Capital                                                173,712          173,273
Retained Earnings                                                          21,540           12,709
Treasury Stock                                                            28,440)         (20,321)
    Total Stockholders' Equity                                     ---------------  ----------------
                                                                          166,831          165,680
                                                                   ---------------  ----------------
                                                                        $ 577,484        $ 536,711
                                                                   ===============  ================

                                     Page 1


     See accompanying notes to condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2000 and 1999
                (In thousands, except earnings per share amounts)
                                   (unaudited)



                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                          June 30,

                                                   ------------------------------   -------------------------------
                                                       2000            1999             2000             1999
                                                   --------------  --------------   -------------   ---------------


Sales of Used Cars                                     $ 121,527        $ 97,876       $ 254,313        $  204,319
Less:
   Cost of Used Cars Sold                                 68,417          55,543         141,359           115,631
   Provision for Credit Losses                            32,212          25,789          66,785            53,552
                                                   --------------  --------------   -------------   ---------------
                                                          20,898          16,544          46,169            35,136
Other Income (Expense):
   Interest Income                                        29,871          15,756          55,402            26,129
   Portfolio Interest Expense                            (5,997)         (3,218)        (11,026)           (5,213)
   Servicing and Other Income                                586           2,295           1,393             5,194
                                                   --------------  --------------   -------------   ---------------
                                                          24,460          14,833          45,769            26,110
                                                   --------------  --------------   -------------   ---------------
Income before Operating Expenses                          45,358          31,377          91,938            61,246
Operating Expenses:
   Selling and Marketing                                   7,426           5,570          15,561            11,936
   General and Administrative                             25,778          20,460          52,123            41,469
   Depreciation and Amortization                           2,231           1,678           4,439             3,273
                                                   --------------  --------------   -------------   ---------------
                                                          35,435          27,708          72,123            56,678
                                                   --------------  --------------   -------------   ---------------
Operating Income                                           9,923           3,669          19,815             4,568
Interest Expense, Other                                    2,585             859           4,877               859
                                                   --------------  --------------   -------------   ---------------

Earnings before Income Taxes                               7,338           2,810          14,938             3,709
Income Taxes                                               2,990           1,018           6,107             1,298
                                                   --------------  --------------   -------------   ---------------
Earnings from Continuing Operations                        4,348           1,792           8,831             2,411
Loss from Discontinued Operations, net                         -           (324)               -             (520)
                                                   --------------  --------------   -------------   ---------------
Net Earnings                                            $  4,348         $ 1,468        $  8,831         $   1,891
                                                   ==============  ==============   =============   ===============

Earnings per Common Share from Continuing Operations:
   Basic                                                $   0.31         $  0.12        $   0.61         $    0.16
                                                   ==============  ==============   =============   ===============
   Diluted                                              $   0.31         $  0.12        $   0.60         $    0.16
                                                   ==============  ==============   =============   ===============
Net Earnings per Common Share:
   Basic                                                $   0.31         $  0.10        $   0.61         $    0.12
                                                   ==============  ==============   =============   ===============
   Diluted                                              $   0.31         $  0.10        $   0.60         $    0.12
                                                   ==============  ==============   =============   ===============
Shares Used in Computation:
Basic                                                     14,052          14,940          14,479            15,292
                                                   ==============  ==============   =============   ===============
Diluted                                                   14,248          15,210          14,700            15,495
                                                   ==============  ==============   =============   ===============

     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 2000 and 1999
                                 (In thousands)
                                   (unaudited)

                                                                                  2000          1999
                                                                              ------------- --------------
             Cash Flows from Operating Activities:
               Net Earnings                                                        $ 8,831        $ 1,891
             Adjustments to Reconcile Net Earnings to Net Cash Provided
               by Operating Activities:
               Provision for Credit Losses                                           66,785         53,552
               Depreciation and Amortization                                          6,459          3,961
               Loss from Disposal of Property and Equipment                               3             24
               Loss from Discontinued Operations                                          -            520
               Deferred Income Taxes                                                      -        (5,188)
               Collections from Residuals in Finance Receivables Sold                 8,743         10,772
               Decrease in Inventory                                                 17,000          6,408
               Decrease in Other Assets                                                 316          1,844
               Increase in Accounts Payable, Accrued Expenses and Other
                 liabilities                                                          1,860         17,325
               Increase (Decrease) in Income Taxes Payable                          (2,300)          4,664
                                                                              ------------- --------------
                   Net Cash Provided by Operating Activities                        107,697         95,773
                                                                              ------------- --------------
          Cash Flows Used in Investing Activities:
               Increase in Finance Receivables                                    (261,882)      (241,069)
               Collections of Finance Receivables                                   102,059         62,844
               Decrease in Investments Held in Trust on Finance Receivables Sold      5,937          2,335
               Advances under Notes Receivable                                            -          (688)
               Proceeds from Disposal of Property and Equipment                       1,766             69
               Purchase of Property and Equipment                                   (6,511)        (4,488)
                                                                              ------------- --------------
                   Net Cash Used in Investing Activities                          (158,631)      (180,997)
                                                                              ------------- --------------
          Cash Flows from Financing Activities:
               Initial Deposits at Securitization into Investments
               Held in Trust                                                       (14,619)        (5,983)
               Additional Deposits into Investments Held in Trust                   (3,767)       (13,629)
               Collections from Investments Held in Trust                            11,526          1,260
               Additions to Notes Payable Portfolio                                 314,456        333,941
               Repayment of Notes Payable Portfolio                               (275,483)      (240,097)
               Additions to Other Notes - Payable                                       881         55,943
               Repayment of Other Notes - Payable                                   (9,854)       (34,636)
               Net Repayment of Subordinated Notes Payable                                -        (1,778)
               Proceeds from Issuance of Common Stock                                   432             55
               Acquisition of Treasury Stock                                          (114)        (5,314)
                                                                              ------------- --------------
            Net Cash Provided by Financing Activities                                23,458         89,762
                                                                              ------------- --------------
          Net Cash Provided by (used in) Discontinued Operations                     27,920        (1,377)
                                                                              ------------- --------------
          Net Increase in Cash and Cash Equivalents                                     444          3,161
          Cash and Cash Equivalents at Beginning of Period                            3,683          2,544
                                                                              ------------- --------------
          Cash and Cash Equivalents at End of Period                               $  4,127       $  5,705
                                                                              ============= ==============
          Supplemental Statement of Cash Flows Information:
               Interest Paid                                                       $ 15,678      $  10,336
                                                                              ============= ==============
               Income Taxes Paid                                                   $  8,405      $   3,315
                                                                              ============= ==============
               Acquisition of Treasury Stock with Subordinated Debt                $  8,005              -
                                                                              ============= ==============

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

Note 2.  Summary of Finance Receivables

    A summary of Finance Receivables, net, follows ($ in thousands):

                                                           June 30,        December 31,
                                                             2000              1999
                                                         -------------    ----------------

       Contractually Scheduled Payments                     $ 645,485         $   492,937
       Unearned Finance Charges                             (173,174)           (134,119)
                                                         -------------    ----------------
       Principal Balances, net                                472,311             358,818
       Accrued Interest                                         4,952               3,741
       Loan Origination Costs                                   6,925               5,079
                                                         -------------    ----------------
         Principal Balances, net                              484,188             367,638
       Residuals in Finance Receivables Sold                    7,944              17,382
       Investments Held in Trust                               57,639              56,716
                                                         -------------    ----------------
       Finance Receivables                                    549,771             441,736
       Allowance for Credit Losses                           (98,533)            (76,150)
                                                         -------------    ----------------
       Finance Receivables, net                             $ 451,238         $   365,586
                                                         =============    ================

    Investments Held in Trust represent funds held by trustees on behalf of our securitization lenders. The balance of Investments Held in Trust increased slightly from December 31, 1999 due to an additional securitization during the second quarter of 2000, partially offset by the runoff of portfolios securitized during prior periods.

    Residuals in Finance Receivables Sold represent our subordinated interest in loans sold through securitizations. The decrease from December 31, 1999 to June 30, 2000 is attributable to no additional loans sold through securitization with servicing retained, amortization and release of cash, as well as the runoff of portfolios securitized and sold during prior periods.

    A summary of Residuals in Finance Receivables Sold follows ($ in thousands):

                                                                                    June 30,         December 31,
                                                                                      2000               1999
                                                                                ------------------ ------------------
       Retained interest in subordinated securities (B Certificates)............   $   7,645        $      17,335
       Net interest spreads, less present value discount........................       1,849                6,113
       Reduction for estimated credit losses....................................     (1,550)              (6,066)
                                                                                 ------------        --------------
       Residuals in finance receivables sold....................................       7,944         $     17,382
                                                                                     ========      ================
       Securitized principal balances outstanding...............................      27,721         $     65,662
                                                                                     ========      ================
       Estimated credit losses as a % of securitized principal balances.........
       outstanding..............................................................        5.6%                 9.2%
                                                                                     ========      ================

Note 3.  Notes Receivable- Related Party

    The Note Receivable - Related Party originated from the Company's December 1999 sale of its Cygnet Dealer Finance subsidiary to Cygnet Capital Corporation, an entity controlled by Ernest C. Garcia II, Chairman and principal shareholder of the Company. The $12.0 million note from Cygnet Capital Corporation has a 10 year term, with interest payable quarterly at 9%, due December 2009. The note is secured by the capital stock of Cygnet Capital Corporation and guaranteed by Verde Investments, Inc., an affiliate of Mr. Garcia. Under the terms of the agreement, Mr. Garcia will be allowed to reduce the principal balance up to a maximum of $8 million by surrendering to the Company shares of Ugly Duckling common stock (valued at 98% of the average of the closing prices of the stock on NASDAQ for the ten trading days prior to the surrender) as long as Mr. Garcia's ownership interest of the Company voting stock does not fall below 15% and the acceptance of such stock by the Company does not result in a breach of a covenant.

Note 4.  Notes Payable

    Notes Payable, Portfolio
     A summary of Notes Payable, Portfolio at June 30, 2000 and December 31, 1999 follows ($ in thousands):

                                                                                                  June 30,     December 31,
                                                                                                    2000          1999
                                                                                               --------------  ------------
       Revolving facility for $125.0 million with GE Capital, secured by substantially all
          assets of the Company, including $139.5 million in finance receivables.........      $   60,711    $       41,717
       Class A obligations issued pursuant to the Company's Securitization Program, secured by underlying pools of finance receivables and investments held in trust totaling
          $340.4 million at June 30, 2000................................................         255,397           236,555
                                                                                               ----------    --------------
          Subtotal.......................................................................         316,108           278,272
          Less:  Unamortized Loan Fees...................................................             156             2,498
                                                                                               ----------    --------------
          Total..........................................................................      $  315,952    $      275,774
                                                                                               ===========   ==============

    The revolving facility note payable has interest payable daily at 30 day LIBOR plus 3.15% (9.69% at June 30, 2000) through June 2001. The revolving facility agreement contains various reporting and performance covenants, including the maintenance of certain ratios, limitations on additional borrowings from other sources, restrictions on certain operating activities, and a restriction on the payment of dividends under certain circumstances. The Company is currently in compliance with these covenants.

    Class A obligations have interest payable monthly at rates ranging from 5.7% to 7.2%. Monthly principal reductions on Class A obligations approximate 70% of the principal reductions on the underlying pool of finance receivable loans.

    Other Notes Payable
    A summary of Other Notes Payable at June 30, 2000 and December 31, 1999 follows ($ in thousands):

                                                                                                 June 30,      December 31,
                                                                                                   2000            1999
                                                                                              ---------------  ------------
       Note  payable,  secured by the capital  stock of UDRC and UDRC II and certain other
            receivables..................................................................   $      25,710    $       33,900
       Other notes payable bearing  interest at rates ranging from 7.5% to 11% due through
          August 2001, secured by certain real property and certain property and
          equipment......................................................................           2,180             2,939
                                                                                            -------------    --------------
                                                                                                   27,890            36,839
          Less:  Unamortized Loan Fees..................................................              131               283
                                                                                            -------------    --------------
          Total.........................................................................    $      27,759    $       36,556
                                                                                            ==============   ==============

    Subordinated Notes Payable
    A summary of Subordinated Notes Payable at June 30, 2000 and December 31, 1999 follows ($ in thousands):

                                                                                            June 30,      December 31,
                                                                                              2000            1999
                                                                                         --------------   -------------
     $15   million  senior  subordinated  notes  payable to  unrelated  parties, bearing  interest at 12% per annum payable  quarterly,  principal due
           February 2001 and senior to subordinated debentures..................         $     15,000      $     15,000
     $17.5 million subordinated debentures, interest at 12% per annum (approximately
           18.8% effective rate) payable semi-annually, principal balance due October
           23, 2003.............................................................               17,479            17,479
     $11.9 million subordinated debentures, interest at 11% per annum
          (approximately 19.7% effective rate) payable semi-annually, principal
          balance due April 15, 2007............................................               11,940
                                                                                         --------------
            Subtotal...................................................................        44,419            32,479
            Less:  Unamortized Loan Fees...............................................           322               605
                   Unamortized Discount - subordinated debentures...................            6,837             3,263
                                                                                          ------------      ------------
            Total......................................................................   $    37,260      $     28,611
                                                                                          ============      ============



Note 5.  Common Stock Equivalents

    Net Earnings per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding for the three and six-month periods ended June 30, 2000, and 1999 as follows ($ and shares in thousands, except for per share amounts):


                                                                         Three Months Ended               Six Months Ended
                                                                              June 30,                        June 30,
                                                                    ------------------------------  ------------------------------
                                                                         2000           1999             2000           1999
                                                                    --------------- --------------  --------------- --------------

     Earnings from Continuing Operations                                 $   4,348      $   1,792        $   8,831      $   2,411
                                                                    =============== ==============  =============== ==============

     Net Earnings                                                        $   4,348      $   1,468        $   8,831      $   1,891
                                                                    =============== ==============  =============== ==============

     Basic Earnings Per Share From Continuing Operations                 $    0.31      $    0.12        $    0.61      $    0.16
                                                                    =============== ==============  =============== ==============
     Diluted Earnings Per Share From Continuing Operations               $    0.31      $    0.12        $    0.60      $    0.16
                                                                    =============== ==============  =============== ==============
     Basic Earnings Per Share                                            $    0.31      $    0.10        $    0.61      $    0.12
                                                                    =============== ==============  =============== ==============
     Diluted Earnings Per Share                                          $    0.31      $    0.10        $    0.60      $    0.12
                                                                    =============== ==============  =============== ==============

     Basic EPS-Weighted Average Shares Outstanding                          14,052         14,940           14,479         15,292
     Effect of Diluted Securities:
     Warrants                                                                   12              -               13              -
     Stock Options                                                             184            270              208            203
                                                                    --------------- --------------  --------------- --------------
     Dilutive EPS-Weighted Average Shares Outstanding                       14,248         15,210           14,700         15,495
                                                                    =============== ==============  =============== ==============
     Warrants Not Included in Diluted EPS Since Antidilutive                 1,124          1,439            1,124          1,510
                                                                    =============== ==============  =============== ==============
     Stock Options Not Included in Diluted EPS Since Antidilutive              846            905              864          1,035
                                                                    =============== ==============  =============== ==============

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

    A summary of operating activity by business segment for the three and six month periods ended June 30, 2000 and 1999 follows ($ in thousands):

                                                   Retail         Portfolio       Corporate          Total

     Three Months Ended June 30, 2000:
     Sales of Used Cars                         $  121,527      $         -      $        -        $  121,527
     Less: Cost of Cars Sold                        68,417                -               -            68,417
       Provision for Credit Losses                  24,738             7,474              -            32,212
                                                ----------        ----------       --------        ----------
                                                    28,372           (7,474)              -            20,898
     Net Interest Income                                -             23,764            110            23,874
     Servicing and Other Income                         -                586              -               586
                                                ----------        ----------       --------        ----------
     Income before Operating Expenses               28,372            16,876            110            45,358
                                                ----------        ----------       --------        ----------
     Operating Expenses:
     Selling and Marketing                           7,426                 -              -             7,426
     General and Administrative                     14,593             6,002          5,183            25,778
     Depreciation and Amortization                   1,133               280            818             2,231
                                                 ---------           -------       --------        ----------
                                                    23,152             6,282          6,001            35,435
                                                 ---------           -------       --------        ----------
     Operating Income                           $    5,220       $    10,594     $  (5,891)        $    9,923
                                                ==========       ===========     ==========        ==========

     Capital Expenditures                       $   2,220        $       195     $    1,818        $    4,233
                                                ==========       ===========     ==========        ==========
     Identifiable Assets                        $  73,038        $   471,431     $   28,313        $  572,782
                                                ==========       ===========     ==========        ==========

     Three Months Ended June 30, 1999:
     Sales of Used Cars                         $  97,876        $         -     $        -        $   97,876
     Less: Cost of Cars Sold                    $  55,543                  -              -            55,543
       Provision for Credit Losses                 20,131              5,658              -            25,789
                                                ---------        -----------     ----------         ---------
                                                   22,202            (5,658)              -            16,544
     Net Interest Income                               -              12,429            109            12,538
     Servicing and Other Income                        -               2,295              -             2,295
                                                ---------        -----------     ----------         ---------
     Income before Operating Expenses              22,202              9,066            109            31,377
                                                ---------        -----------     ----------         ---------
     Operating Expenses:
     Selling and Marketing                          5,570                  -              -             5,570
     General and Administrative                    11,404              4,566          4,490            20,460
     Depreciation and Amortization                    861                280            537             1,678
                                                ---------         ----------     ----------         ---------
                                                   17,835              4,846          5,027            27,708
                                                ---------         ----------     ----------         ---------
     Operating Income                           $   4,367          $   4,220     $  (4,918)        $    3,669
                                                =========         ==========     ==========         =========
     Capital Expenditures                       $   1,780          $     149     $     280         $    2,209
                                                =========         ==========     ==========         =========






                                                  Retail          Portfolio       Corporate          Total

     Six Months Ended June 30, 2000

     Sales of Used Cars                          $254,313       $          -     $        -          $254,313
     Less: Cost of Cars Sold                      141,359                  -              -           141,359
     Provision for Credit Losses                   51,832             14,953              -            66,785
                                                ---------         ----------     ----------         ---------
                                                   61,122           (14,953)              -            46,169
     Net Interest Income                                -             44,156            220            44,376
     Servicing and Other Income                         -              1,393              -             1,393
                                                ---------         ----------     ----------         ---------
     Income before Operating Expenses              61,122             30,596            220            91,938
                                                ---------         ----------     ----------         ---------
     Operating Expenses:
     Selling and Marketing                         15,561                  -              -            15,561
     General and Administrative                    28,783             12,886         10,454            52,123
     Depreciation and Amortization                  2,204                580          1,655             4,439
                                                ---------         ----------     ----------         ---------
                                                   46,548             13,466         12,109            72,123
                                                ---------         ----------     ----------         ---------
     Operating Income                            $ 14,574        $    17,130     $ (11,889)         $  19,815
                                                =========         ==========     ==========         =========
     Capital Expenditures                        $  3,493        $       294     $    2,724         $   6,511
     Identifiable Assets                         $ 73,038        $   471,431     $   28,313         $ 572,782
                                                =========         ==========     ==========         =========

     Six Months Ended June 30, 1999:
     Sales of Used Cars                          $204,319        $         -     $        -         $ 204,319
     Less: Cost of Cars Sold                      115,631                  -              -           115,631
     Provision for Credit Losses                   42,024             11,528              -            53,552
                                                ---------         ----------     ----------         ---------
                                                   46,664           (11,528)              -            35,136
     Net Interest Income                                -             20,746            170            20,916
     Servicing and Other Income                         -              5,194              -             5,194
                                                ---------         ----------     ----------         ---------
     Income before Operating Expenses              46,664             14,412            170            61,246
                                                ---------         ----------     ----------         ---------
     Operating Expenses:
     Selling and Marketing                         11,936                  -              -            11,936
     General and Administrative                    22,498              9,167          9,804            41,469
     Depreciation and Amortization                  1,652                563          1,058             3,273
                                                ---------         ----------     ----------         ---------
                                                   36,086              9,730         10,862            56,678
                                                ---------         ----------     ----------         ---------
     Operating Income                           $  10,578         $    4,682     $ (10,692)         $   4,568
                                                =========         ==========     ==========         =========
     Capital Expenditures                           3,515         $      328     $      645         $   4,488
                                                =========         ==========     ==========         =========


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

The components of Net Assets of Discontinued Operations as of June 30, 2000 and December 31, 1999 follow ($ in thousands):

                                                                 June 30,        December 31,
                                                                   2000              1999
                                                               --------------  -----------------
    Finance Receivables, net                                     $  11,103       $    14,837
    Residuals in Finance Receivables Sold                            2,467             3,742
    Investments Held in Trust                                            -             1,545
    Property and Equipment                                             570             2,114
    Notes Receivable, net of Sub. Notes Payable                          -             6,697
    Servicing Receivable                                             5,795             6,125
    Other Assets, net of Accounts Payable and Accrued
    Liabilities                                                   (15,233)           (1,180)
                                                               --------------  -----------------
    Net Assets of Discontinued Operations                        $   4,702       $    33,880
                                                               ==============  =================


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

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

Introduction

     We operate the largest chain of buy here-pay here used car dealerships in the United States. At June 30, 2000, we operated 77 dealerships located in eleven metropolitan areas in eight states. We have one primary line of business: to sell and finance quality used vehicles to customers within what is referred to as the sub-prime segment of the used car market. The sub-prime market is comprised of customers who typically have limited credit histories, low incomes or past credit problems.

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

    We distinguish our retail operations from those of typical buy here-pay here dealers through our:

    o   dedication to customer service,    o advertising and marketing programs,
    o   larger inventories of used cars,   o upgraded facilities, and
    o   network of multiple locations,     o centralized purchasing


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

     In the following discussion and analysis, we explain the results of operations and general financial condition of Ugly Duckling and its subsidiaries. In particular, we analyze and explain the changes in the results of operations of our business segments for the three and six month periods ended June 30, 2000 and June 30,1999.

SELECTED CONSOLIDATED FINANCIAL DATA (unaudited)

                                                                  At or For for the Three Months Ended

                                              --------------------------------------------------------------------------------------
Selected Consolidated Financial Data             June 30,      March 31,     December 31,   September 30,     June 30,     March 31,
                                                   2000           2000           1999            1999           1999          1999
                                              --------------------------------------------------------------------------------------
                                                            ($ and shares in thousands, except per share and per car data)
                                                                                     (anaudited)
Operating Data:
Total Revenues                               $  151,984     $  159,124      $  105,429     $  124,883      $  115,927     $  119,715
Sales of Used Cars                           $  121,527     $  132,786      $   82,275     $  103,315      $   97,876     $  106,443
Dealerships                                          77             75              72             67              59             58
Average Sales per Dealership per Month       $       62     $       70      $       45     $       61      $       64     $       70
Number of Used Cars Sold                         14,369         15,802           9,731         12,219          11,416         12,754
Sales Price - Per Car Sold                   $    8,458     $    8,403      $    8,455     $    8,455      $    8,574     $    8,346
Cost of Sales - Per Car Sold                 $    4,761     $    4,616      $    4,690     $    4,727      $    4,865     $    4,712
Gross Margin Per Car Sold                    $    3,696     $    3,787      $    3,765     $    3,728      $    3,708     $    3,634
Provision - Per Car Sold                     $    2,242     $    2,188      $    2,245     $    2,256      $    2,259     $    2,177
Total Operating Expense - Per Car Sold       $    2,466     $    2,322      $    2,763     $    2,298      $    2,427     $    2,274
Total Operating Income - Per Car Sold        $      691     $      626      $      587     $      608      $      321     $       70
Cost of Used Cars as Percent of Sales             56.3%          54.9%           55.5%          55.9%           56.7%          56.5%
Gross Margin as Percent of Sales                  43.7%          45.1%           44.5%          44.1%           43.3%          43.5%
Provision - % of Originations                     27.1%          27.0%           27.0%          26.9%           26.8%          27.0%
Total Operating Expense - % of Total              23.3%          23.1%           25.5%          22.5%           23.9%          24.2%
Revenues
Segment Operating Expense Data:
Retail Operating Expense - Per Car Sold      $    1,611     $    1,481      $    1,775     $    1,484      $    1,562     $    1,431
Retail Operating Expense-% of Used Car Sales      19.1%          17.6%           21.0%          17.6%           18.2%          17.1%
Corporate/Other Expense - Per Car Sold       $      418     $      387      $      357     $      399      $      440     $      458
Corporate/Other Expense - % of Total Revenue       4.0%           3.8%            3.3%           3.9%            4.3%           4.9%
Portfolio Exp. Annualized - % of End of Period
Managed Principal                                  5.0%           6.2%            6.8%           4.7%            5.1%           5.7%
Balance Sheet Data:
Finance Receivables, net                     $  451,238     $  407,267      $  365,586     $  321,739      $  254,753     $  190,063
Inventory                                    $   45,865     $   49,058      $   62,865     $   45,768      $   37,737     $   39,878
Total Assets                                 $  577,484     $  547,953      $  536,711     $  516,513      $  467,048     $  400,247
Notes Payable - Portfolio                    $  315,952     $  282,865      $  275,774     $  244,363      $  195,244     $  171,543
Subordinated Notes Payable                   $   37,260     $   28,900      $   28,611     $   37,077      $   36,943     $   38,279
Total Debt                                   $  380,971     $  345,183      $  340,941     $  317,440      $  269,687     $  210,358
Common Stock                                 $  173,731     $  173,682      $  173,292     $  173,276      $  173,883     $  173,836
Treasury Stock                               $ (28,440)     $ (20,321)      $ (20,321)     $ (20,321)      $ (19,824)     $ (19,817)
Total Stockholders' Equity                   $  166,831     $  170,553      $  165,680     $  162,477      $  159,398     $  157,890
Common Shares Outstanding - End of Period    $   13,899     $   14,980      $   14,888     $   14,889      $   14,943     $   14,939
Book Value per Share                         $    12.00     $    11.39      $    11.13     $    10.91      $    10.67     $    10.57
Tangible Book Value per Share                $    11.02     $    10.43      $    10.15     $     9.95      $     9.73     $     9.62
Total Debt to Equity                                2.3            2.0             2.1            2.0             1.7            1.3
Loan Portfolio Data:
Interest Income                              $   29,871     $   25,531      $   22,670     $   19,775      $   15,756     $   10,373
Average Yield on Portfolio                        26.8%          26.2%           25.4%          25.9%           26.3%          26.2%
Principal Balances Originated                $  118,778     $  128,123      $   80,905     $  102,599      $   96,098     $  102,733
Principal Balances Originated as % of Sales       97.7%          96.5%           98.3%          99.3%           98.2%          96.5%
Principal Balances Acquired                  $        -     $        -      $    6,811     $   14,596      $        -     $        -
Number of Loans Originated                       14,291         15,721           9,650         12,137          11,335         12,634
Average Original Amount Financed             $    8,311     $    8,150      $    8,384     $    8,453      $    8,478     $    8,131
Number of Loans Originated as % of Units Sold     99.5%          99.5%           99.2%          99.3%           99.3%          99.1%
Number of Loans Acquired                              -              -           2,586          2,543               -              -
Managed Portfolio Delinquencies:
     31 to 60 days                                 4.5%           3.4%            5.7%           6.8%            4.7%           3.5%
     Over 60 days                                  2.7%           1.9%            2.9%           3.5%            2.6%           1.9%
Principal Outstanding - Managed              $  500,032    $   461,824     $   424,480    $   427,439     $   383,596    $   341,040
Principal Outstanding - Retained             $  472,311    $   418,913     $   358,818    $   331,982     $   256,645    $   182,150
Number of Loans Outstanding - Managed            81,407         75,496          70,450         68,420          61,661         56,333
Number of Loans Outstanding - Retained           71,518         62,459          53,081         45,874          34,065         27,924

Second Quarter highlights include:

        o Earnings from continuing operations totaled $4.3 million, or $0.31 per diluted share, our highest quarterly EPS ever, versus earnings from continuing operations of $1.8 million or $0.12 per diluted share in the corresponding quarter of the prior year.
        o Total revenues increased 31% to $152.0 million from $115.9 million in the same quarter of the prior year.
        o E-Commerce provided $6.5 million in revenue and 763 cars sold during the second quarter of 2000 versus $4.7 million in revenue and 561 cars sold during the first quarter of 2000.
        o On-balance sheet loan portfolio principal balance reached $472.3 million, representing a 13% sequential increase over the first quarter of 2000 and an 84% rise over the year-ago quarter.
        o New loan originations reached $118.8 million, a 24% increase over the same quarter of the prior year.
        o Through the date of this report, the Company has acquired over 2.6 million shares of its common stock since March 31, 2000.

Sales of Used Cars and Cost of Used Cars Sold


                       Three Months Ended Six Months Ended

                                             June 30,           Percentage            June 30,            Percentage
                                     -------------------------                -------------------------
                                        2000         1999         Change         2000          1999         Change
                                     -----------  ------------  ------------  ------------  -----------  -------------
($ in thousands)

Number of Used Cars Sold                  14,369       11,416          25.9%        30,171       24,170          24.8%
                                     ===========  ============                ============  ===========
Sales of Used Cars                    $  121,527      $ 97,876         24.2%     $ 254,313    $ 204,319          24.5%
Cost of Used Cars Sold                    68,417        55,543         23.2%       141,359      115,631          22.3%
                                     -----------  ------------                ------------  -----------
Gross Margin                            $ 53,110      $ 42,333         25.5%     $ 112,954     $ 88,688          27.4%
                                     ===========  ============                ============  ===========
Gross Margin %                             43.7%         43.3%                       44.4%        43.4%
Per Car Sold:
Sales                                    $ 8,458       $ 8,574         1.4)%       $ 8,429      $ 8,453         (0.3)%
Cost of Used Cars Sold                     4,761         4,865        (2.1)%         4,685        4,784         (2.1)%
                                     -----------  ------------                ------------  -----------
Gross Margin                          $    3,696      $  3,708        (0.3)%       $ 3,744      $ 3,669           2.0%
                                     ===========  ============                ============  ===========



    For the three and six-month periods ended June 30, 2000, the number of cars sold increased by 25.9% and 24.8% and Used Car Sales revenues increased by 24.2% and 24.5%, respectively, over the same periods in 1999. The increase in both units sold and revenues is primarily the result of an increase in the number of dealerships in operation coupled with an increase in E-commerce related business.

    During 1999, we expanded our marketing efforts to include E-commerce by accepting credit applications from potential customers via our website, located at http://www.uglyduckling.com. Credit inquiries received over the web are reviewed by our employees, who then contact the customers and schedule appointments. We continue to monitor and enhance our internet application levels. These efforts continue to provide an increasing number of used cars sold. During the second quarter of 2000, we sold 763 cars totaling $6.5 million in revenue, up from 561 cars sold and $4.7 million in revenue during the first quarter of 2000. We continue to find that the E-commerce customer group outperforms all other customers in terms of loan performance.

     Same store unit sales for the three and six months ended June 30, 2000 decreased approximately 3% from the same three and six month periods of 1999. The decrease is primarily due to the increased emphasis on underwriting and obtaining higher quality loans.

    The Cost of Used Cars Sold for the three and six month periods ended June 30, 2000, increased by 23.2% and 22.3%, respectively, over the comparable periods of the previous year. The increases for these periods reflect a rise in the volume of cars sold due to the increase in number of dealerships in operation and E-commerce related business as previously mentioned. The Cost of Used Cars Sold on a per car basis decreased 2.1% for the three and six months ended June 30, 2000 versus the corresponding periods of the prior year, thus improving the overall gross margins. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) as a percentage of related revenue was 43.7% for the three months ended June 30, 2000, which is relatively constant with the same period of the previous year, but increased 1% for the six month period ended June 30, 2000, to 44.4% from 43.4% for the same period of the prior year. On a per car sold basis, gross margin remained relatively constant at $3,696 per car for the three month period ended June 30, 2000 as compared to the same quarter of the previous year and rose 2.0% to $3,744 per car for the six month period ended June 30, 2000 as compared to the corresponding period of 1999. The increase in both overall gross margin as well as on a per car sold basis for the six months ended June 30, 2000 is attributable to a decrease in the cost of used cars sold, partially offset by a decrease in average revenue per car sold .

    We finance substantially all of our sales. The following table indicates the percentage of sales units and revenue financed:


                                                    Three Months Ended            Six Months Ended
                                                         June 30,                     June 30,
                                                  -----------------------      ------------------------
                                                    2000         1999            2000          1999
                                                  ---------    ----------      ----------    ----------
   Percentage of used cars sold financed           99.5%         99.3%           99.5%         99.2%
                                                   =====         =====           =====         =====
   Percentage of sales revenue financed            97.7%         98.2%           97.1%         97.3%
                                                   =====         =====           =====         =====

Provision for Credit Losses

    The following is a summary of the Provision for Credit Losses:

                                                Three Months Ended                       Six Months Ended
                                                     June 30,            Percentage          June 30,            Percentage
                                             --------------------------              --------------------------    Change
                                                 2000          1999        Change         2000          1999
                                             ------------ ------------- ------------ ------------ ------------- -------------

Provision for Credit Losses (in thousands)       $32,212       $25,789        24.9%      $66,785       $53,552         24.7%
                                             ============ =============              ============ =============
Provision per loan originated                     $2,254        $2,275       (0.9)%       $2,225        $2,234        (0.4)%
                                             ============ =============              ============ =============
Provision as a percentage of
  principal balances originated                    27.1%         26.8%                     27.0%         26.9%
                                             ============ =============              ============ =============

         The Provision for Credit Losses is the amount we charge to current operations on each car sold to establish an allowance for credit losses. The Provision for Credit Losses for the three and six month periods ended June 30, 2000 increased 24.9% and 24.7%, respectively, over the comparable period of the prior year. The increase was primarily due to an increase in the volume of loans originated. The average amount financed for the three month period ended June 30, 2000 decreased $167 to $8,311 per unit. The average amount financed for the six month period ended June 30, 2000 decreased $89 to $8,206 per unit. The decrease is primarily due to an overall decrease in average sales price per car sold coupled with a change in the required minimum down payment from $500 to $600, effective May 1, 2000. See Management's Discussion and Analysis - "Static Pool Analysis" for further Provision for Credit Loss discussion.

Net Interest Income

                                   Three Months Ended                           Six Months Ended
                                        June 30,             Percentage             June 30,            Percentage
                                --------------------------                 --------------------------
                                   2000          1999          Change         2000           1999         Change
                                -----------  ------------   ------------   ------------  -------------  ------------

   ($ in thousands)
   Interest Income                 $ 29,871     $  15,756          89.6%     $  55,402      $  26,129        112.0%
   Portfolio Interest Expense         5,997         3,218          86.4%        11,026          5,213        111.5%
                                -----------  ------------                 -----------   -------------
   Net Interest Income             $ 23,874     $  12,538          90.4%     $  44,376      $  20,916        112.2%
                                ============  ============                 ============  ============

   Average Effective Yield            26.8%         26.3%           1.9%         26.5%          26.3%          0.6%
   Average Borrowing Cost              9.7%         10.4%         (6.4)%          9.4%          10.0%        (6.5)%

    Interest Income consists primarily of interest on finance receivable principal balances retained on our balance sheet. Retained principal balances grew to $472.3 million at June 30, 2000 from $256.6 million at June 30, 1999 primarily as a result of the change in the way we structure our securitizations to the collateralized borrowing method during the fourth quarter of 1998. Prior to the fourth quarter of 1998, securitized loans were transferred off of our balance sheet and a gain on sale was recorded. Under the collateralized borrowing method, the securitized loans are retained on our balance sheet and the income and associated costs are recognized over the life of the loan.

Servicing Income

    We generate Servicing Income primarily from servicing the remaining loan portfolios securitized under the gain on sale method. A summary of Servicing Income follows for the three and six months ended June 30, 2000 and 1999 ($ in thousands):

                                  Three Months Ended     Percentage       Six Months Ended       Percentage
                                       June 30,            Change             June 30,             Change

                               -----------------------   -------------  ----------------------  --------------
                                 2000         1999                        2000        1999
                               ----------  -----------                  ----------  ----------
    Servicing Income           $  586      $  2,295        (74.5)%       $ 1,393     $ 5,194       (73.2)%
                               ==========  ===========   ============== ==========  ==========  ==============

    We service loans for monthly fees ranging from .25% to .33% of the beginning of month principal balances (3.0% to 4.0% per year). The decrease in Servicing Income for the three and six month periods ended June 30, 2000 is due to the decrease in remaining principal balances securitized and serviced under the gain on sale method from $126.9 million at June 30, 1999 to $27.7 million at June 30, 2000.

Income before Operating Expenses

    Income before Operating Expenses grew by 44.6% to $45.4 million for the three month period ended June 30, 2000 and increased 50.1% to $91.9 million for six month period ended June 30, 2000. Income before Operating Expenses for the three and six month periods ended June 30, 1999 was $31.4 million and $61.2 million, respectively. Growth in Sales of Used Cars, an increase in gross margins and an increase in Interest Income were the primary contributors to the increase.

Operating Expenses

                                              Three Months Ended      Percentage         Six Months Ended         Percentage
                                                   June 30,             Change               June 30,               Change
                                           ------------------------- -------------- ---------------------------- -------------
                                                2000        1999                        2000           1999
                                              ---------   ---------                   ---------       -------
    Operating Expenses (in thousands).......$ 35,435    $  27,708       27.9%       $  72,123      $  56,678       27.3%
    Per Car Sold............................   2,466        2,427       1.6%            2,391          2,345        2.0%
                                            --------   ------------                ------------   ----------
    As % of Total Revenues..................     23.3%       23.9%                       23.2%          24.1%
                                            ==========  ==========                  ==========     ==========

    Operating expenses, which consist of selling, marketing, general and administrative and depreciation/amortization expenses, increased as a result of overall growth in our operations. The decrease in operating expenses as a percentage of total revenues is primarily the result of increased economies of scale related to marketing efforts with the addition of more dealerships in existing markets, efficiencies gained from enhanced management information systems and an increase in interest income.

Interest Expense

    Interest expense arising from our subordinated debt totaled $2.6 million for the three months ended June 30, 2000 versus $0.9 million for the three months ended June 30, 1999. For the six month periods ended June 30, 2000 and 1999, interest expense was $4.9 million and $0.9 million, respectively. While we have additional interest expense arising from subordinated notes payable, a portion of this interest expense was attributed to the financing of assets and activities reported as discontinued operations. As the assets and activities of discontinued operations diminish, we do not expect to retire the subordinated notes payable but rather use these borrowings to fund our growth. Accordingly, we would expect to have a disproportionate increase in interest expense allocated to continuing operations in future periods as existing subordinated debt is used to fund our growth and the allocation of this interest to discontinued operations decreases. Subordinated debt carries interest rates generally higher than those charged on borrowings collateralized by our finance receivables.

Income Taxes

    Income taxes totaled $3.0 million and $6.1 million for the three and six month periods ended June 30, 2000, respectively, and $1.0 million and $1.3 million for the three and six months ended June 30, 1999. Our effective tax rate was 41% for the three and six months ended June 30, 2000 versus 36% and 35% for the three and six months ended June 30, 1999, respectively.

Earnings from Continuing Operations

    Earnings from continuing operations totaled $4.3 million and $8.8 million for the three and six months ended June 30, 2000, respectively, versus $1.8 million and $2.4 million, respectively, for the same three and six month periods of the previous year. The increase is primarily due to an increase in the volume of used cars sold, increases in gross margin and growth in interest income. The interest income is due to the increase in our retained portfolio. These improvements were offset by a decrease in servicing income resulting from the decline in remaining principal balances securitized and serviced under the gain on sale method.

Discontinued Operations

    Discontinued operations provided no income or loss for the three and six months ended June 30, 2000 versus a loss, net of income tax benefits, of $324,000 and $520,000 for the three and six months ended June 30, 1999. Effective December 31, 1999, we adopted a formal plan to abandon any effort for our third party dealer operations to acquire loans or servicing rights to additional portfolios. Accordingly, our Cygnet Servicing and the associated Cygnet Corporate segment are reported as components of discontinued operations. We plan to complete servicing the portfolios that we currently service.

Business Segment Information

    We report our operations based on three operating segments. These segments are reported as Retail, Portfolio and Corporate. These segments were previously reported as Company Dealership, Company Dealership Receivables and Corporate and Other, respectively.

    Operating Expenses for our business segments, along with a description of the included activities, for the three and six month periods ended June 30, 2000 and 1999 are as follows:

         Retail Operations. Operating expenses for our Retail segment consist of Company marketing efforts, maintenance and development of dealership and inspection center sites, and direct management oversight of used car acquisition, reconditioning and sales activities. A summary of retail operating expenses follows ($ in thousands except per car sold data):

                                          Three Months Ended                          Six Months Ended
                                               June 30,             Percentage            June 30,            Percentage
                                       --------------------------                 --------------------------
                                          2000          1999          Change         2000          1999         Change
                                       ------------  ------------  -------------  -----------   ------------ --------------
  Retail Operations:
    Selling and Marketing                  $ 7,426       $ 5,570      33.3%         $ 15,561       $ 11,936      30.4%
    General and Administrative              14,593        11,404      28.0%           28,783         22,498      27.9%
    Depreciation and Amortization            1,133           861      31.6%            2,204          1,652      33.4%
                                       ------------  ------------                 ------------  ------------
                                           $23,152       $17,835      29.8%         $ 46,548       $ 36,086      29.0%
                                       ============  ============                 ===========   ============
Per Car Sold:
    Selling and Marketing                   $  517        $  488       5.9%           $  516         $  494      4.5%
    General and Administrative               1,016           999       1.7%              954            931      2.5%
    Depreciation and Amortization               79            75       5.3%               73             68      7.4%
                                       ------------  ------------                 -----------   ------------
                                           $ 1,611       $ 1,562       3.1%          $ 1,543        $ 1,493      3.3%
                                       ============  ============                 ===========   ============
As % of Used Cars Sold Revenue:
    Selling and Marketing                     6.1%          5.7%                        6.1%           5.8%
    General and Administrative               12.0%         11.7%                       11.3%          11.0%
    Depreciation and Amortization             0.9%          0.9%                        0.9%           0.8%
                                       ------------  ------------                 -----------   ------------
                                             19.1%         18.2%                       18.3%          17.7%
                                       ============  ============                 ===========   ============

   Selling and Marketing expenses as a percentage of related revenue increased slightly to 6.1% for the three and six month periods ended June 30, 2000, from 5.7% and 5.8%, respectively, over the same periods of 1999. Economies of scale gained from additional dealerships in existing markets and the additional revenue from internet based sales have allowed the Selling and Marketing expenses as a percentage of related revenue to remain relatively stable but have increased on a per car sold basis primarily resulting from an increase in commission related expenses.

   General and Administrative expenses increased slightly for the quarter and six month periods ended June 30, 2000, principally as a result of increases in salary and benefit costs.

    Portfolio Operations. Operating expenses for our Portfolio segment consist of loan servicing and collection efforts, securitization activities, and other operations pertaining directly to the administration and collection of the loan portfolio ($ in thousands except expense per month per loan serviced).

                                           Three Months Ended                        Six Months Ended
                                                June 30,           Percentage            June 30,            Percentage
                                         -----------------------                  ------------------------
                                            2000        1999         Change          2000         1999         Change
                                         ----------- -----------  --------------  ------------ -----------  -------------
  Portfolio Expense:
    General and Administrative               $ 6,002     $ 4,566       31.4%           $12,886     $ 9,167      40.6%
    Depreciation and Amortization                280         280        0.0%               580         563       3.0%
                                         ----------- -----------  --------------  ------------ -----------
       Portfolio Expense                     $ 6,282     $ 4,846       29.6%           $13,466     $ 9,730      38.4%
                                         =========== ===========  ==============  ============ ===========

Expense per Month per Loan Serviced          $ 24.06     $ 20.22                       $ 26.36     $ 20.46
                                         =========== ===========                  ============ ===========
Annualized Expense as % of Managed
     Principal Balances                         5.0%        4.7%                          5.3%        4.7%
                                         =========== ===========                  ============ ===========

    The increase in operating expenses as well as the expense per month per loan serviced for the three and six month periods ended June 30, 2000 for our Portfolio segment is primarily a result of the increased number of loans in our portfolio. Also attributing to the increase were costs incurred resulting from the deployment of collectors out to our dealerships, market adjustments made to collection staff wages and a decrease in the number of delinquent accounts serviced per collector. We expect the portfolio expense and the expense per month per loan serviced to increase as we continue the deployment of collectors to our dealerships, which is scheduled to be completed prior to year end. However, we believe the increase in expense will be more than offset by lower delinquencies and ultimately lower loan losses.

    Corporate Operations. Operating expenses for our Corporate segment consist of costs to provide managerial oversight and reporting for the Company, develop and implement policies and procedures, and provide expertise to the Company in areas such as finance, legal, human resources and information technology.


                                           Three Months Ended                         Six Months Ended
                                                June 30,           Percentage             June 30,            Percentage
                                         ------------------------                 -------------------------
($ in thousands except per car sold        2000         1999         Change          2000         1999          Change
data)                                   ----------  ------------  ------------   -----------  ------------  -------------
  Corporate Expense:
     General and Administrative            $ 5,183       $ 4,490      15.4%          $10,454       $ 9,804       6.6%
     Depreciation and Amortization             818           537      52.3%            1,655         1,058      56.4%
                                         ----------  ------------                 -----------  ------------
     Corporate Expense                     $ 6,001       $ 5,027      19.4%          $12,109       $10,862      11.5%
                                         ==========  ============                 ===========  ============

Per Car Sold                                 $ 418         $ 440                       $ 401         $ 449
                                         ==========  ============                 ===========  ============
As % of Total Revenues                        4.0%          4.3%                        3.9%          4.6%
                                         ==========  ============                 ===========  ============

    Operating expenses related to our Corporate segment decreased both on a per car sold basis and as a percent of total revenue primarily as a result of various operating efficiencies. These efficiencies include those gained by the consolidation of all accounting and management information to a single computer system in early 1999. Further, as new dealerships opened in existing markets, revenue and units sold increased while related expenditures increased at a lesser rate. Finally, as our retained portfolio increased, there is a proportionate increase in net interest income thereby significantly improving the ratio of corporate expenses to total revenues.

Financial Position

     The following table represents key components of our financial position ($ in thousands):


                                               June 30,          December 31,          Percentage
                                                 2000                1999                Change

                                           -----------------   ------------------   ------------------
Total Assets                                    $   577,484          $   536,711            7.6%
Inventory                                            45,865               62,865         (27.0)%
Finance Receivables, net                            451,238              365,586           23.4%
Net Assets of Discontinued Operations                 4,702               33,880         (86.1)%
Total Debt                                          380,971              340,941           11.7%
Notes Payable - Portfolio                           315,952              275,774           14.6%
Other Notes Payable                                  27,759               36,556         (24.1)%
Subordinated Notes Payable                           37,260               28,611           30.2%
Stockholders' Equity                            $   166,831         $    165,680            0.7%


    Total Assets. The increase in total assets is primarily due to the growth in Finance Receivables, Net, offset by the decrease in Inventory and Net Assets of Discontinued Operations.

    Inventory. Inventory represents the acquisition and reconditioning costs of used cars located at our dealerships and our inspection centers. The change in inventory from December 31, 1999 to June 30, 2000 is due to management's decision to increase inventory levels at the end of 1999 in preparation for the strong seasonal sale periods, which are typically the first and second quarters of the year. We generally acquire our used car inventory from three sources; approximately 50% from auctions, 30% from wholesalers and 20% from new car dealerships.

    Growth in Finance Receivables, net. Due to the growth in the volume of cars sold, Finance Receivables, net as of June 30, 2000 increased 23.4% from December 31, 1999. See Note (2) to the Condensed Consolidated Financial Statements for detail of the components of Finance Receivables, net.

    The following table reflects the growth in principal balances retained on our balance sheet measured in terms of the principal amount ($ in thousands) and the number of loans outstanding.

                                                                  Managed Loans Outstanding

                                                ---------------------------------------------------------------
                                                     Principal Balances                  Number of Loans
                                                ------------------------------     ----------------------------
                                                ------------------------------     ----------------------------
                                                  June 30,     December 31,         June 30,    December 31,
                                                    2000           1999               2000          1999
                                                ------------------------------     ----------------------------
Principal - Managed..............................$  500,032         $  424,480       81,407              70,450
Less:  Principal - Securitized and Sold.......       27,721             65,662        9,889              17,369
                                                ------------------------------     ----------------------------
Principal - Retained on Balance Sheet.......     $  472,311         $  358,818       71,518              53,081
                                                ==============================     ============================

    The increase in Principal Balances - Retained on Balance Sheet was primarily due to growth in finance receivables as a result of increased used car sales and financing, partially offset by the principal balance runoff of loans originated in prior periods. Used Car Sales totaled 14,369 for the quarter ended June 30, 2000, versus sales of 11,416 used cars during the same quarter of the prior year. Used Car Sales for the six months ended June 30, 2000 were 30,171 as compared to sales of 24,170 for the six months ended June 30, 1999.

    The following table reflects activity in the Allowance for Credit Losses, as well as information regarding charge off activity, for the three and six months ended June 30, 2000 and 1999 ($ in thousands):

                                                         Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                      ------------------------    ------------------------
                                                         2000         1999           2000         1999
                                                      -----------   ----------    -----------   ----------
Allowance Activity:
Balance, Beginning of Period                            $ 87,585     $  48,628      $  76,150     $ 24,777
Provision for Credit Losses                               32,212        25,789         66,785       53,552
Other Allowance Activity                                 (1,104)            33        (1,000)           97
Net Charge Offs                                         (20,160)       (7,545)       (43,402)     (11,521)
                                                      -----------   ----------    -----------   ----------
Balance, End of Period                                  $ 98,533     $  66,905        $98,533     $ 66,905
                                                      ===========   ==========    ===========   ==========
Allowance as a Percent of Period End Balances              20.9%         26.1%          20.9%        26.1%
                                                      ===========   ===========   ===========   ==========
Charge off Activity:
Principal Balances                                     $(25,976)     $ (9,570)      $(57,142)    $(14,580)
Recoveries, net                                            5,816         2,025         13,740        3,059
                                                      -----------   ----------    -----------   ----------
Net Charge Offs                                        $(20,160)     $ (7,545)      $(43,402)    $(11,521)
                                                      ===========   ==========    ===========   ==========


    Even though a contract is charged off, we continue to attempt to collect the contract. Recoveries as a percentage of principal balances charged off from retail operations averaged 22.4% for the three months ended June 30, 2000 versus 21.2% for the same period of 1999. Recoveries as a percentage of principal balances charged off from retail operations averaged 24.1% for the six months ended June 30, 2000 versus 21.0% for the same period of 1999. The increase is due to the initiatives taken to retain qualified loan service staff and reduce the number of delinquencies serviced per collector.

    The Allowance for Credit Losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in our retail portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Static Pool Analysis" below.

    Stockholder's Equity. During June 2000, we issued 75,000 warrants to a group of unrelated third parties to purchase Company common stock for $10.81 per share exercisable through April 12, 2001.

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

    The following table sets forth as of July 31, 2000, the cumulative net charge offs as a percentage of original loan cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customers before charge off. The table also shows the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).

          Pool's Cumulative Net Losses as Percentage of Pool's Original
                           Aggregate Principal Balance
                                ($ in thousands)

                                           Monthly Payments Completed by Customer Before Charge Off
                                    --------------------------------------------------------------------
                              Orig.       0         3         6         12        18        24        TLI      Reduced
                          ----------  --------  --------  --------   --------  --------  --------  --------   --------
    1993                  $   12,984      9.1%     22.1%     28.5%      33.8%     35.9%     36.5%     36.8%     100.0%
    1994                  $   23,589      5.3%     14.8%     19.9%      25.6%     28.0%     28.7%     28.8%     100.0%
    1995                  $   36,569      2.0%      8.1%     13.2%      19.2%     22.3%     23.6%     24.1%     100.0%
    1996:
       1st Quarter        $   13,635      1.7%      8.1%     13.8%      20.8%     24.8%     26.1%     27.1%     100.0%
       2nd Quarter        $   13,462      2.3%      9.3%     13.4%      22.0%     25.9%     27.6%     29.0%     100.0%
       3rd Quarter        $   11,082      1.7%      6.9%     12.5%      21.3%     25.4%     27.6%     28.7%      99.9%
       4th Quarter        $   10,817      0.7%      8.4%     15.9%      24.9%     29.2%     31.0%     32.1%      99.7%
    1997:
       1st Quarter        $   16,279      2.1%     10.8%     18.2%      24.9%     30.0%     32.3%     33.6%      99.2%
       2nd Quarter        $   25,875      1.5%      9.9%     15.8%      22.8%     27.5%     29.6%     30.6%      97.6%
       3rd Quarter        $   32,147      1.4%      8.4%     13.2%      22.5%     27.0%     29.3%     30.4%      96.3%
       4th Quarter        $   42,529      1.4%      6.9%     12.6%      21.9%     26.2%     28.9%     29.7%      94.3%
    1998:
       1st Quarter        $   69,708      0.9%      6.9%     13.5%      21.0%     26.6%     29.0%     29.3%      92.0%
       2nd Quarter        $   66,908      1.1%      8.1%     14.3%      21.9%     27.4%     x         29.0%      87.3%
       3rd Quarter        $   71,027      1.0%      8.0%     13.4%      23.2%     28.0%      --       28.9%      83.9%
       4th Quarter        $   69,583      0.9%      6.6%     13.2%      24.5%     x          --       28.6%      76.0%
    1999:
       1st Quarter        $  102,733      0.8%      7.5%     15.2%      23.8%      --        --       25.6%      66.8%
       2nd Quarter        $   96,098      1.1%     10.0%     16.8%      x          --        --       23.9%      56.2%
       3rd Quarter        $  102,599      1.0%      8.3%     14.3%       --        --        --       17.8%      44.1%
       4th Quarter        $   80,900      0.7%      6.0%      x          --        --        --       10.4%      29.3%
    2000:
       1st Quarter        $  128,123      0.3%      x         --         --        --        --        3.7%      17.0%
       2nd Quarter        $  118,778      x         --        --         --        --        --        0.4%       5.2%

    The following table sets forth the principal balances 31 to 60 days delinquent, and 61 to 90 days delinquent as a percentage of total outstanding contract principal balances from dealership operations.

                                                         June 30,        December 31,

                                                           2000              1999
                                                       -------------    ----------------
     Days Delinquent:
     Current                                                  71.9%               63.2%
     1-30 Days                                                20.9%               27.8%
     31-60 Days                                                4.5%                5.9%
     61-90 Days                                                2.7%                3.1%
                                                       -------------    ----------------
     Total Portfolio                                         100.0%              100.0%
                                                       =============    ================

    In accordance with our charge off policy, there are no accounts more than 90 days delinquent as of June 30, 2000.

    Delinquencies have improved as of the end of the second quarter of 2000 versus the fourth quarter of 1999. The primary reason for the improvement is the success of moving collectors out to our dealerships along with initiatives put into place to retain qualified loan servicing staff and to reduce the number of delinquent accounts serviced per collector. As indicated by the decline in delinquency levels, the initiatives seem to be effective. However, due to the first and second quarters of the year typically being our strongest sales quarters, finance receivables increased significantly during this period. As a result, delinquency levels appear lower due to the influx of receivables. Consequently, we cannot expect to maintain the current delinquency levels in future periods.

    Based on current loan loss trends, we believe that our current allowance for credit losses, which has been established through the 27% provision charged to operations, will be sufficient to cover inherent losses in our current portfolio. However, if we were to experience increased charge-offs above levels presently estimated, it may be necessary to increase the provision percentage charged to operations in future quarters.

Securitizations

    Under the current legal structure of our securitization program, we sell loans to our bankruptcy remote subsidiaries that then securitize the loans by transferring them to separate trusts that issue several classes of notes and certificates collateralized by the loans. The securitization subsidiaries then sell Class A notes or certificates (Class A obligations or Notes Payable) to investors and subordinate classes are retained by us. We continue to service the securitized loans.

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

    Reserve Account Requirements. Under our current securitization structure, we make an initial cash deposit into a reserve account, generally equivalent to 4% of the initial underlying Finance Receivables principal balance and pledge this cash to the reserve account agent. The trustee then makes additional deposits to the reserve account out of collections on the securitized receivables as necessary to fund the reserve account to a specified percentage, ranging from 8.0% to 12.0%, of the underlying Finance Receivables' principal balance. The trustee makes distributions to us when:

o the reserve account balance exceeds the specified percentage,
o the required periodic payments to the Class A certificate holders are current, and
o the trustee, servicer and other administrative costs are current.

    During the second and third quarters of 1999, we experienced loan servicing inefficiencies that resulted in increased delinquency and charge off levels. As a result, certain reserve account requirements were increased until delinquency and charge off levels returned to contractually specified percentages. As of June 30, 2000, all increases in reserve account requirements have been eliminated and we met the targeted reserve account balances under our securitization agreements of $36.3 million.

    Certain Financial Information Regarding Our Securitizations

    During April 2000, we closed a securitized borrowing transaction in which we securitized $145.5 million of loans, issuing $103.3 million in Class A certificates with an annual interest rate of 7.1%.

Liquidity and Capital Resources

    In recent periods, our needs for additional capital resources have increased in connection with the growth of our business. We require capital for:

o increases in our loan portfolio,     o common stock repurchases,
o expansion of our dealership network, o the purchase of inventories, and
o working capital and general          o the purchase of property and equipment.
  corporate purposes,

    We fund our capital requirements primarily through:

o operating cash flow,             o our revolving facility with GE Capital, and
o securitization transactions,     o supplemental borrowings.

    While to date we have met our liquidity requirements as needed, there can be no assurance that we will be able to continue to do so in the future.

Operating Cash Flow

    Net Cash Provided by Operating Activities increased by $11.9 million in the six months ended June 30, 2000 to $107.7 million compared to cash generated of $95.8 million for the six months ended June 30,1999. The increase is primarily due to an increase in net earnings coupled with a significant decrease in inventory from year end 1999, resulting from management's decision to increase inventory levels at the end of 1999 in preparation for the high seasonal sales, which typically occur in the first quarter of the year, partially offset by decrease in income taxes payable.

    Net cash used by investing activities decreased to $158.6 million for the six months ended June 30, 2000 versus $181.0 million for the same period of the previous year. The decrease is due to a significant decrease in Investments Held in Trust due to the decline in principal balances securitized under the gain on sale method, offset by collections on finance receivables.

    Financing activities generated $23.5 million for the six months ended June 30, 2000 as compared to $89.8 million generated for the corresponding period of 1999. The reason for the decrease is primarily due to net repayment of notes payable.

Financing Resources

    Revolving Facility. Under our $125 million revolving facility, our borrowing base consists of up to 65.0% of the principal balance of eligible loans originated from the sale of used cars and the lesser of $25 million or 58% of the direct vehicle costs for eligible vehicle inventory. The revolving facility expires in June 2001 if not renewed or extended by a mutual agreement by both parties. The revolving facility contains a provision that requires us to pay GE Capital a termination fee of $200,000 if we terminate the revolving facility prior to the expiration date. We secure the facility with substantially all of our assets.

    As of June 30, 2000, our borrowing capacity under the revolving facility was $122.0 million, the aggregate principal amount outstanding under the revolving facility was approximately $60.7 million, and the amount available to be borrowed under the facility was $61.3 million. The revolving facility bears interest at the 30-day LIBOR plus 3.15%, payable daily (total rate of 9.69% as of June 30, 2000).

    The revolving facility contains covenants that, among other things, limit our ability to take certain actions without GE Capital's consent, including incur additional indebtedness, make any change in our capital structure, declare or pay dividends, and make certain investments and capital expenditures. The revolving facility also provides that an event of default will occur if Mr. Ernest C. Garcia II owns less than 15.0% of our voting stock. Mr. Garcia owned approximately 32.2% of our common stock at June 30, 2000 and owns approximately 36.5% as of July 31, 2000.

    In addition, we are also required to maintain specified financial ratios. As of June 30, 2000, we were compliance with the covenants in this agreement.

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

Supplemental Borrowings

    2000 Exchange Offer. On February 22, 2000, we commenced a new exchange offer to acquire up to 2.5 million shares of our common stock. This offer expired April 13, 2000 and we acquired approximately 1.1 million shares of our common stock in exchange for approximately $11.9 million of seven year subordinated debentures due April 15, 2007. Under the terms of the offer, each share of stock was exchangeable for $11.00 principal amount of debentures. The debentures were issued at a premium, which will be amortized over the life of the debentures and results in an effective annual interest rate of 19.3%. We must pay interest bi-annually at 11% per year.

Capital Expenditures and Commitments

    During the six months ended June 30, 2000, we developed five new dealerships in existing markets, three in the first quarter and two in the second quarter. In the fourth quarter of 1999, we obtained five dealerships, including vehicle inventory and a loan portfolio of approximately $8.0 million, from Virginia Auto Mart. The direct cost of opening a dealership is primarily a function of whether we lease a facility or construct a facility. A leased facility costs approximately $650,000 to develop, while a facility we construct costs approximately $1.7 million. In addition, we require capital to finance the portfolio that we carry on our balance sheet for each store. It takes approximately $2.2 million in cash to support a typical stabilized store portfolio with our existing 65% advance rate under our GE facility. Additionally, it takes approximately 34 months for a store portfolio to reach a stabilized level.

    We intend to finance the construction of new dealerships through operating cash flows and supplemental borrowings, including amounts available under the revolving facility and the securitization program.

    In April 1999, our Board of Directors authorized a stock repurchase program allowing us to repurchase up to 2.5 million shares of our common stock from time to time. Purchases may be made depending on market conditions, share price, lender approval and other factors. During July 2000, we repurchased approximately 1.5 million shares pursuant to the stock repurchase program.

    We believe that the repurchase of our stock is currently a better investment of our capital than new stores and, as a result, have accelerated our stock buyback program. As additional capital is secured, we will consider whether to resume or accelerate our expansion plans or to continue repurchasing our stock. At this time, we will not commit to growth prior to securing the capital to support it, unless the acquisition would require little to no capital. We are currently attempting to secure capital for further growth. We do not expect a slow down in growth to adversely impact revenues or earnings in 2001 and any impact on subsequent years will depend upon the number and timing of future acquisitions.

Accounting Matters

    In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS No. 138). SFAS No. 138 amends a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133. SFAS No. 138 is effective for fiscal years beginning after June 15,2000, and is not expected to have a material effect on the Company.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25). This interpretation provides guidance regarding the application of APB Opinion 25 to Stock Compensation involving employees. This interpretation is effective June 1, 2000 and is not expected to have a material effect on the Company.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The adoption of SFAS No. 133 was delayed by the issuance of SFAS 137. The statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. In June 1999, the FASB deferred the effective date of SFAS No. 133 for one year until fiscal years beginning after June 15, 2000. Management does not expect the adoption of SFAS No.133 to have a material impact on the Company.

We Make Forward Looking Statements

    Our Quarterly Report on Form 10-Q includes statements that constitute forward-looking statements within the meaning of the safe harbor provisions of the Private and Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the words "believes," "estimates," "projects," "expects" or similar expressions. Forward-looking statements in this report relate, among other matters, to: anticipated financial results, such as continuing growth of sales, other revenues and loan portfolios, and improvements in loan performance, including delinquencies; anticipated roll-out of collectors to the Company's dealerships, anticipated repurchases of Company stock and the level of growth in our dealerships through acquisitions and de novo dealership openings; and e-commerce related growth and loan performance. Factors that could cause or contribute to differences from these forward-looking statements include, but are not limited to: any decline in consumer acceptance of our car sales strategies or marketing campaigns; any inability of the Company to finance its operations in light of a tight credit market for the sub-prime industry; any deterioration in the used car finance industry or increased competition in the used car sales and finance industry; any inability of the Company to monitor and improve its underwriting and collection processes; any changes in estimates and assumptions in, and the ongoing adequacy of, our allowance for credit losses; any inability of the Company to continue to reduce operating expenses as a percentage of sales; and any new or revised accounting, tax or legal guidance that adversely affect used car sales or financing. Other factors are detailed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors," "Factors That May Affect Future Results and Financial Condition" and "Factors That May Affect Future Stock Performance" in our most recent reports on Form 10-K, in Exhibit 99 attached to this Quarterly Report on Form 10-Q, and elsewhere in our Securities and Exchange Commission filings.By making these forward-looking statements, we undertake no obligation to update these statements for revisions or changes after the date of this report. References to Ugly Duckling Corporation as the largest chain of buy-here pay-here used car dealerships in the United States is management's belief based upon the knowledge of the industry and not on any current independent third party study.

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

         Our financial instruments consist primarily of fixed rate finance receivables, residual interests in pools of fixed rate finance receivables, short term variable rate revolving Notes Receivable, and variable and fixed rate Notes Payable. Our finance receivables are classified as subprime loans and generally bear interest at the lower of 29.9% or the maximum interest rate allowed in states that impose interest rate limits. At June 30, 2000, the scheduled maturities on our finance receivables range from one to 52 months with a weighted average maturity of 31.3 months. The interest rates we charge our customers on finance receivables has not changed as a result of fluctuations in market interest rates, although we may increase the interest rates we charge in the future if market interest rates increase. A large component of our debt at June 30, 2000 is the Collateralized Notes Payable (senior and junior securities) issued under our securitization program. Issuing debt through our securitization program allows us to mitigate our interest rate risk by reducing the balance of the variable revolving line of credit and replacing it with a lower fixed rate note payable. We are subject to interest rate risk on fixed rate Notes Payable to the extent that future interest rates are higher than the interest rates on our existing Notes Payable.

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

Item 2.  Changes in Securities and Use of Proceeds.

(a)      None
(b)      None

(c) On June 5, 2000, we issued warrants to purchase up to 75,000 shares of our common stock at $10.81 per share to a group of our existing lenders in consideration for their prior consent in connection with the sale of our Cygnet Dealer subsidiary. The warrants are exercisable through April 12, 2001. The warrants were issued in reliance on the private placement exemption under
Section 4(2) of the Securities Act of 1933.

(d)      Not Applicable

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    We held our annual meeting on July 27, 2000. The meeting was rescheduled and adjourned until July 31, 2000. Two items were on the ballot for the meeting: the election of directors, with the current slate of directors standing for re-election, and the approval and adoption of Amendment 2 to our Certificate of Incorporation which authorizes the creation of "Blank Check" common stock. The shareholders approved both items on the ballot: Election of directors - all directors received votes in excess of 85% of the votes cast; and "Blank Check" common stock proposal received 51.8% in favor.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         Exhibit 4.1 -- Form of Amendment to Warrant Agreement dated June 5,
                        2000 and Warrant Agreements between the Registrant and Formost Insurance Company, Glacier Water Services, Inc., Kayne Anderson Non-Traditional Investments, L.P., Kayne Anderson Off-Shore Limited, TOPA Insurance Company and ARBCO Associates, L.P., dated as of June 5, 2000, (w/ form of warrant agreement attached as Exhibit A, thereto)

         Exhibit 10.1 --Amendment No. 11 to Amended and Restated Motor Vehicle
                        Installment Contract Loan and Security Agreement between Registrant and General Electric Capital Corporation

         Exhibit 27  -- Financial Data Schedule

         Exhibit 99  -- Statement Regarding Forward Looking Statements and Risk
                        Factors

    (b)  Reports on Form 8-K.

    During the second quarter of 2000, the Company filed two reports on Form 8-K. The first report on Form 8-K, dated and filed April 14, 2000, reported Ugly Duckling's completion of exchange offer and filed as an exhibit to the Form 8-K a press release dated April 14, 2000 entitled "Ugly Duckling Announces Successful Completion of Exchange Offer". The second report on Form 8-K dated April 20,2000 and filed May 3, 2000 pursuant to Item 5, reported the completion of the exchange offer which 1,085,415 shares of Common Stock were tendered in exchange for $11,939,565 in subordinated debentures.

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

         UGLY DUCKLING CORPORATION

         /s/     STEVEN T. DARAK
         -----------------------
         Steven T. Darak
         Senior Vice President and
         Chief Financial Officer

         (Principal Financial and Accounting Officer)

Date:  August 10, 2000



EXHIBIT INDEX

Exhibit
Number                          Description
----------                    ----------------

4.1  Form of Amendment to Warrant Agreement dated June 5,2000 and Warrant  Agreements  between the Registrant and Foremost Insurance
     Company, Glacier Water Services, Inc., Kayne Anderson Non-Traditional Investments, L.P., Kayne Anderson Off-Shore Limited, TOPA
     Insurance Company and ARBCO  Associates,  L.P., dated as of June 5, 2000,  (w/form of warrant  agreement  attached as Exibit A, thereto)
10.1 Amendment No. 11 to Amended and Restated Motor Vehicle Installment  Contract Loan and Security Agreement between Registrant and
     General Electric Capital Corporation
27   Financial Data Schedule
99   Statement Regarding Forward Looking Statements and Risk Factors