Form 10-Q
period 2000-09-30
UGLY DUCKLING CORP
filed 2000-11-14
CIK 1012704

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

               For the quarterly period ended: September 30, 2000

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

    At November 10, 2000, there were approximately 12,378,000 shares of Common Stock, $0.001 par value, outstanding.

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

                            UGLY DUCKLING CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS


                          Part I - FINANCIAL STATEMENTS

  Item 1.            FINANCIAL STATEMENTS
                     Condensed Consolidated Balance Sheets-- September 30, 2000 and December 31, 1999.......................1
                     Condensed Consolidated Statements of Operations-- Three and Nine Months Ended
                           September 30, 2000 and 1999......................................................................2
                     Condensed Consolidated Statements of Cash Flows-- Nine Months Ended September 30, 2000 and 1999........3
                     Notes to Condensed Consolidated Financial Statements...................................................4
  Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................10
  Item 3.            MARKET RISK...........................................................................................25

                          Part II. -- OTHER INFORMATION

  Item 1.            LEGAL PROCEEDINGS.....................................................................................26
  Item 2.            CHANGES IN SECURITIES.................................................................................26
  Item 3.            DEFAULTS UPON SENIOR SECURITIES.......................................................................26
  Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................26
  Item 5.            OTHER INFORMATION                                                                                     26
  Item 6.            EXHIBITS AND REPORTS ON FORM 8-K......................................................................26
                     SIGNATURES............................................................................................27


                                     ITEM 1.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                         September 30,     December 31,
                                                             2000              1999
                                                          (unaudited)
                                                        ----------------  ---------------
                       ASSETS

Cash and Cash Equivalents                                     $   6,555        $   3,683
Finance Receivables, net                                        491,880          365,586
Notes Receivable from Related Party                              12,000           12,000
Inventory                                                        43,739           62,865
Property and Equipment, net                                      35,604           31,752
Intangible Assets, Net                                           12,767           14,618
Other Assets                                                     11,727           12,327
Net Assets of Discontinued Operations                             4,211           33,880
                                                        ---------------   --------------
                                                              $ 618,483        $ 536,711
                                                        ================  ===============



        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

     Accounts Payable                                         $   2,813         $  3,185
     Accrued Expenses and Other Liabilities                      40,815           26,905
     Notes Payable - Portfolio                                  362,255          275,774
     Other Notes Payable                                         17,930           36,556
     Subordinated Notes Payable                                  36,148           28,611
                                                        ---------------   --------------
       Total Liabilities                                        459,961          371,031
                                                        ----------------  --------------
Stockholders' Equity:
    Common Stock                                                     19               19
    Additional Paid-in Capital                                  173,721          173,273
    Retained Earnings                                            24,223           12,709
    Treasury Stock                                             (39,441)         (20,321)
                                                        ----------------  ---------------
       Total Stockholders' Equity                               158,522          165,680
                                                        ----------------  ---------------
                                                              $ 618,483        $ 536,711
                                                        ================  ===============


                                 Page 1


          See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2000 and 1999
                (In thousands, except earnings per share amounts)
                                   (unaudited)

                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
                                                   ------------------------------   -------------------------------
                                                       2000            1999             2000             1999
                                                   --------------  --------------   -------------   ---------------
Sales of Used Cars                                     $ 126,636        $103,314       $ 380,949        $  307,633
Less:
   Cost of Used Cars Sold                                 70,760          57,764         212,119           173,395
   Provision for Credit Losses                            36,092          27,561         102,877            81,113
                                                   --------------  -------------   -------------   ---------------
                                                          19,784          17,989          65,953            53,125
                                                   --------------  -------------   -------------   ---------------
Other Income (Expense):
   Interest Income                                        31,436          19,775          86,838            45,904
   Portfolio Interest Expense                            (7,318)         (4,042)        (18,344)           (9,255)
   Servicing Income                                          308           1,794           1,701             6,988
                                                   --------------  --------------   -------------   ---------------
                                                          24,426          17,527          70,195            43,637
                                                   --------------  --------------   -------------   ---------------
Income before Operating Expenses                          44,210          35,516         136,148            96,762
Operating Expenses:
   Selling and Marketing                                   7,187           6,023          22,748            17,959
   General and Administrative                             27,831          20,294          79,954            61,763
   Depreciation and Amortization                           2,285           1,763           6,724             5,036
                                                   --------------  --------------   -------------   ---------------
                                                          37,303          28,080         109,426            84,758
                                                   --------------  --------------   -------------   ---------------
Operating Income                                           6,907           7,436          26,722            12,004
Interest Expense, Other                                    2,360             877           7,237             1,736
                                                   --------------  --------------   -------------   ---------------

Earnings before Income Taxes                               4,547           6,559          19,485            10,268
Income Taxes                                               1,864           2,902           7,971             4,200
                                                   --------------  --------------   -------------   ---------------
Earnings from Continuing Operations                        2,683           3,657          11,514             6,068
Loss from Discontinued Operations, net                         -             525               -                 5
                                                   --------------  --------------   -------------   ---------------
Net Earnings                                            $  2,683         $ 4,182       $  11,514         $   6,073
                                                   ==============  ==============   =============   ===============

Earnings per Common Share from Continuing Operations:
   Basic                                                $   0.21         $  0.25        $   0.83         $    0.40
                                                   ==============  ==============   =============   ===============
   Diluted                                              $   0.21         $  0.24        $   0.82         $    0.39
                                                   ==============  ==============   =============   ===============
Net Earnings per Common Share:
   Basic                                                $   0.21         $  0.28        $   0.83         $    0.40
                                                   ==============  ==============   =============   ===============
   Diluted                                              $   0.21         $  0.28        $   0.82         $    0.39
                                                   ==============  ==============   =============   ===============
Shares Used in Computation:
   Basic                                                  12,597          14,903          13,847            15,161
                                                   ==============  ==============   =============   ===============
   Diluted                                                12,747          15,167          14,044            15,384
                                                   ==============  ==============   =============   ===============

                                        Page 2


          See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2000 and 1999
                                 (In thousands)
                                   (unaudited)

                                                                               2000         1999
                                                                            ---------    ---------
Cash Flows from Operating Activities:
     Net Earnings                                                           $  11,514    $   6,073
Adjustments to Reconcile Net Earnings to Net Cash Provided
     by Operating Activities:
     Provision for Credit Losses                                              102,877       81,113
     Depreciation and Amortization                                             10,453        5,775
     Loss from Disposal of Property and Equipment                                   3           23
     Loss from Discontinued Operations                                              -            5
     Deferred Income Taxes                                                          -      (3,769)
     Collections from Residuals in Finance Receivables Sold                    13,055       13,755
     (Increase) Decrease in Inventory                                          19,126        (737)
     Decrease in Other Assets                                                     600        1,465
     Increase in Accounts Payable, Accrued Expenses and Other Liabilities      14,040       16,354
     Increase (Decrease) in Income Taxes Payable                                 (558)       4,470
                                                                            ---------    ---------
         Net Cash Provided by Operating Activities                            171,110      124,527
                                                                            ---------    ---------
Cash Flows Used in Investing Activities:
     Increase in Finance Receivables                                        (392,788)    (358,067)
     Collections of Finance Receivables                                       157,067       99,962
     Decrease in Investments Held in Trust on Finance Receivables Sold          7,969        3,641
     Advances under Notes Receivable                                                -        (650)
     Proceeds from Disposal of Property and Equipment                           3,142           72
     Purchase of Property and Equipment                                      (11,625)      (6,426)
     Payment for Acquisition of Assets                                              -     (12,095)
     Increase in Intangible Assets from Acquisitions                                -        (464)
                                                                            ---------    ---------
         Net Cash Used in Investing Activities                              (236,235)    (274,027)
                                                                            ---------    ---------
Cash Flows from Financing Activities:
    Initial Deposits at Securitization into Investments Held in Trust        (20,738)     (10,914)
    Additional Deposits into Investments Held in Trust                       (10,849)     (18,144)
    Collections from Investments Held in Trust                                 17,544        3,844
    Additions to Notes Payable Portfolio                                      554,153      561,853
    Repayment of Notes Payable Portfolio                                    (469,481)    (419,046)
    Additions to Other Notes Payable                                            1,267       55,943
    Repayment of Other Notes Payable                                         (20,133)     (36,136)
    Net Issuance of Subordinated Notes Payable                                (1,500)      (1,664)
    Proceeds from Issuance of Common Stock                                       437            -
    Repurchase of Warrants                                                         -        (552)
    Acquisition of Treasury Stock                                           (11,114)      (5,811)
                                                                            ---------    ---------
         Net Cash Provided by Financing Activities                             39,586      129,373
                                                                            ---------    ---------
Net Cash Provided by Discontinued Operations                                   28,411       19,876
                                                                            ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents                           2,872         (251)
Cash and Cash Equivalents at Beginning of Period                                3,683        2,544
                                                                            ---------    ---------
Cash and Cash Equivalents at End of Period ..............................   $   6,555    $   2,293
                                                                            =========    =========
Supplemental Statement of Cash Flows Information:
     Interest Paid ......................................................   $  20,712    $  14,178
                                                                            =========    =========
     Income Taxes Paid ..................................................   $   8,524    $    (270)
                                                                            =========    =========
     Acquisition of Treasury Stock with Subordinated Debt ...............   $   8,005    $       -
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

Note 2.  Summary of Finance Receivables

    A summary of Finance Receivables, net, follows ($ in thousands):


                                                          September 30,    December 31,
                                                              2000             1999
                                                       ---------------- ----------------

       Contractually Scheduled Payments                      $   697,527      $ 492,937
       Unearned Finance Charges                                (184,764)      (134,119)
                                                         ---------------- ----------------
       Principal Balances, net                                   512,763        358,818
       Accrued Interest                                            5,272          3,741
       Loan Origination Costs                                      7,466          5,079
                                                         ---------------- ----------------
            Principal Balances, net                              525,501        367,638
       Residuals in Finance Receivables Sold                       3,632         17,382
       Investments Held in Trust                                  62,790         56,716
                                                         ---------------- ----------------
       Finance Receivables                                       591,923        441,736
       Allowance for Credit Losses                             (100,043)       (76,150)
                                                         ---------------- ----------------
       Finance Receivables, net                              $   491,880    $    365,586
                                                         ================ ================

    Investments Held in Trust represent funds held by trustees on behalf of our securitization lenders. The balance of Investments Held in Trust increased slightly from December 31, 1999 due to deposits into the trust accounts arising from additional securitizations, partially offset by distribution of funds associated with of portfolios securitized during prior periods.

    Residuals in Finance Receivables Sold represent our subordinated interest in loans sold through securitizations. The decrease from December 31, 1999 to September 30, 2000 is attributable to no additional loans sold through securitization with servicing retained, amortization and release of cash, as well as the runoff of portfolios securitized and sold during prior periods.

    A summary of Residuals in Finance Receivables Sold follows ($ in thousands):

                                                                                  September 30,      December 31,
                                                                                      2000               1999
                                                                                ------------------ --------------
       Retained interest in subordinated securities (B Certificates)............      3,493        17,335
       Net interest spreads, less present value discount........................        640         6,113
       Reduction for estimated credit losses....................................      (501)       (6,066)
                                                                                   -------       --------
      Residuals in finance receivables sold....................................       3,632      $ 17,382
                                                                                   ===========  ===========
       Securitized principal balances outstanding...............................     12,735      $ 65,662
                                                                                   ===========  ===========
       Estimated credit losses as a % of securitized principal balances
       outstanding..............................................................        3.9%         9.2%



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

Note 4.  Notes Payable
    Notes Payable, Portfolio
     A summary of Notes Payable, Portfolio at September 30, 2000 and December 31, 1999 follows ($ in thousands):

                                                                                               September 30,    December 31,
                                                                                                   2000           1999
                                                                                               ----------       ----------
       Revolving facility for $125.0 million with GE Capital, secured by substantially all
          assets of the Company, including $104.9 million in finance receivables.........      $   50,222    $       41,717
       Class A obligations issued pursuant to the Company's Securitization Program, secured by underlying pools of finance receivables and investments held in trust totaling
          $477.0 million at September 30, 2000...........................................         314,725           236,555
                                                                                               ----------    --------------
          Subtotal.......................................................................         364,947           278,272
          Less:  Unamortized Loan Fees...................................................           2,692             2,498
                                                                                               ----------    --------------
          Total..........................................................................      $  362,255    $      275,774
                                                                                               ===========   ==============

    The revolving facility note payable has interest payable daily at 30 day LIBOR plus 3.15% (9.77% at September 30, 2000) through June 2001. The revolving facility agreement contains various reporting and performance covenants, including the maintenance of certain ratios, limitations on additional borrowings from other sources, restrictions on certain operating activities, and a restriction on the payment of dividends under certain circumstances. The Company is currently in compliance with these covenants.

    Class A obligations have interest payable monthly at rates ranging from 5.6% to 7.26%. Monthly principal reductions on Class A obligations approximate 70% of the principal reductions on the underlying pool of finance receivable loans.

    Other Notes Payable

    A summary of Other Notes Payable at September 30, 2000 and December 31, 1999 follows ($ in thousands):

                                                                                             September 30,    December 31,

                                                                                                  2000             1999
                                                                                            -------------      ------------
       Note  payable,  secured by the capital  stock of UDRC and UDRC II and certain other
            receivables.........................................................            $      16,339     $       33,900
       Other notes payable bearing  interest at rates ranging from 7.5% to 11% due through
          July 2003, secured by certain real property and certain property and
            Equipment...........................................................                    1,658              2,939
                                                                                            -------------     --------------
                                                                                                   17,997             36,839
          Less:  Unamortized Loan Fees..........................................                       67                283
                                                                                            -------------     --------------
          Total.................................................................            $      17,930     $       36,556
                                                                                            ==============    ==============


    Subordinated Notes Payable

    A summary of Subordinated Notes Payable at September 30, 2000 and December 31, 1999 follows ($ in thousands):

                                                                                         September 30,    December 31,
                                                                                             2000            1999
                                                                                        --------------   -------------
     $13.5 million  senior  subordinated  notes  payable to  unrelated  parties, bearing  interest at 15% per annum payable  quarterly,  principal due
           February 2003 and senior to subordinated debentures..................         $     13,500      $     15,000
     $17.5 million subordinated debentures, interest at 12% per annum (approximately
           18.8% effective rate) payable semi-annually, principal balance due October
           23, 2003.............................................................               17,479            17,479
     $11.9 million subordinated debentures, interest at 11% per annum
          (approximately 19.7% effective rate) payable semi-annually, principal
          balance due April 15, 2007............................................               11,940
                                                                                        -------------       ------------
            Subtotal...................................................................        42,919            32,479
            Less:  Unamortized Loan Fees...............................................           162               605
                       Unamortized Discount - subordinated debentures..................         6,609             3,263
                                                                                          ------------      ------------
            Total......................................................................   $    36,148      $     28,611
                                                                                          ============      ============



Note 5.  Common Stock Equivalents

    Net Earnings per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding for the three and nine-month periods ended September 30, 2000, and 1999. During July 2000, the Company repurchased approxamatly 1.5 million shares of its common stock pursuant to its stock repurchase program.

   Net earnings per common share are as follows ($ and shares in thousands, except for per share amounts):


                                                                         Three Months Ended               Nine Months Ended
                                                                            September 30,                   September 30,

                                                                    ------------------------------  ------------------------------
                                                                         2000           1999             2000           1999
                                                                    --------------- --------------  --------------- --------------

     Earnings from Continuing Operations                                 $   2,683      $   3,657        $  11,514      $   6,068
                                                                    =============== ==============  =============== ==============

     Net Earnings                                                        $   2,683      $   4,182        $  11,514      $   6,073
                                                                    =============== ==============  =============== ==============
     Basic Earnings Per Share From Continuing Operations                 $    0.21      $    0.25        $    0.83      $    0.40
                                                                    =============== ==============  =============== ==============
     Diluted Earnings Per Share From Continuing Operations               $    0.21      $    0.24        $    0.82      $    0.39
                                                                    =============== ==============  =============== ==============
     Basic Earnings Per Share                                            $    0.21      $    0.28        $    0.83      $    0.40
                                                                    =============== ==============  =============== ==============
     Diluted Earnings Per Share                                          $    0.21      $    0.28        $    0.82      $    0.39
                                                                    =============== ==============  =============== ==============

     Basic EPS-Weighted Average Shares Outstanding                          12,597         14,903           13,847         15,161
     Effect of Diluted Securities:
     Warrants                                                                    3             11               10              -
     Stock Options                                                             147            253              187            223
                                                                    --------------- --------------  --------------- --------------
     Dilutive EPS-Weighted Average Shares Outstanding                       12,747         15,167           14,044         15,384
                                                                    =============== ==============  =============== ==============
     Warrants Not Included in Diluted EPS Since Antidilutive                 1,124          1,049            1,124          1,170
                                                                    =============== ==============  =============== ==============
     Stock Options Not Included in Diluted EPS Since Antidilutive              845            979              857          1,054
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

    A summary of operating activity by business segment for the three and nine month periods ended September 30, 2000 and 1999 follows ($ in thousands):

                                                       Retail         Portfolio       Corporate       Total


     Three Months Ended September 30, 2000:
     Sales of Used Cars                         $  126,636           $       -      $         -   $ 126,636
     Less: Cost of Cars Sold                        70,760                   -                -      70,760
         Provision for Credit Losses                26,162               9,930                -      36,092
                                                    -------          ---------       ----------      ------
     Net Interest Income                            29,714             (9,930)                -      19,784
                                                         -              24,006              112      24,118
     Servicing and Other Income                          -                 308                -         308
                                                    -------          ---------       ----------      ------
     Income before Operating Expenses                29,714             14,384              112      44,210
                                                    -------          ---------       ----------      ------
     Operating Expenses:
     Selling and Marketing                            7,187                  -                -       7,187
     General and Administrative                      14,570              7,719            5,542      27,831
     Depreciation and Amortization                    1,201                278              806       2,285
                                                    ------           ---------        ----------      ------
                                                     22,958              7,997            6,348      37,303
                                                    ------           ---------        ----------      ------
     Operating Income                           $    6,756            $  6,387      $    (6,236)   $   6,907
                                                    ======           =========        ==========      =======
     Capital Expenditures                       $    2,161            $    615      $      2,338   $   5,114
                                                    ======           =========        ==========      =======
     Identifiable Assets                        $   78,542            $516,337      $     19,353   $ 614,272
                                                    ======           =========        ==========      =======


     Three Months Ended September 30, 1999:
     Sales of Used Cars                         $  103,314            $       -      $          -     103,314
     Less: Cost of Cars Sold                        57,764                    -                 -      57,764
         Provision for Credit Losses                21,528                6,033                 -      27,561
                                                    -------            ---------        ---------     --------
                                                    24,022               (6,033)                -      17,989
     Net Interest Income                                 -                15,555              178      15,733
     Servicing and Other Income                          -                 1,794                -       1,794
                                                    -------            ---------        ---------      -------
     Income before Operating Expenses               24,022                11,316              178      35,516
                                                    -------            ---------        ---------      -------
     Operating Expenses:
     Selling and Marketing                             6,023                   -               -        6,023
     General and Administrative                       11,187               4,796           4,311       20,294
     Depreciation and Amortization                       920                 278             565        1,763
                                                    -------            ---------        ---------      -------
                                                      18,130               5,074           4,876       28,080
                                                    -------            ---------        ---------      -------
     Operating Income                            $     5,892          $    6,242      $   (4,698)   $   7,436
                                                    =======            =========        =========      =======
     Capital Expenditures                        $     1,339          $      346      $       376   $   2,061
                                                    =======            =========        =========      =======




                                                       Retail         Portfolio       Corporate          Total
      Nine Months Ended September 30, 2000
     Sales of Used Cars                           $  380,949          $        -      $          -   $ 380,949
     Less: Cost of Cars Sold                         212,119                   -                 -     212,119
         Provision for Credit Losses                  77,994              24,883                 -     102,877
                                                    -------            ---------        ----------    ---------
                                                      90,836            (24,883)                 -      65,953
     Net Interest Income                                   -              68,162               332      68,494
     Servicing and Other Income                            -               1,701                 -       1,701
                                                    --------           ---------        ----------    ---------
     Income before Operating Expenses                 90,836              44,980               332     136,148
                                                    --------           ---------        ----------    ---------
     Operating Expenses:
     Selling and Marketing                            22,748                   -                 -      22,748
     General and Administrative                       43,353              20,605            15,996      79,954
     Depreciation and Amortization                     3,405                 858             2,461       6,724
                                                    --------           ---------        ----------    ---------
                                                      69,506              21,463            18,457     109,426
                                                    --------           ---------        ----------    ---------
     Operating Income                             $   21,330          $   23,517       $  (18,125)   $  26,722
                                                    ========           =========        ==========     =========
     Capital Expenditures                         $    5,654          $      909       $     5,062   $  11,625
                                                    ========           =========        ==========     =========
     Identifiable Assets                          $   78,542          $  516,377       $    19,353   $ 614,272
                                                    ========           =========        ==========     =========

     Nine Months Ended September 30, 1999:
     Sales of Used Cars                           $  307,633          $        -       $         -   $ 307,633
     Less: Cost of Cars Sold                         173,395                   -                 -     173,395
         Provision for Credit Losses                  63,552              17,561                 -      81,113
                                                    ---------           --------         ---------     --------
                                                      70,686            (17,561)                 -      53,125
     Net Interest Income                                   -              36,301               348      36,649
     Servicing and Other Income                            -               6,988                 -       6,988
                                                    ---------           --------         ---------     --------
     Income before Operating Expenses                 70,686              25,728               348      96,762
                                                    ---------           --------         ---------     --------
     Operating Expenses:
     Selling and Marketing                            17,959                   -                -       17,959
     General and Administrative                       33,685              13,963           14,115       61,763
     Depreciation and Amortization                     2,572                 841            1,623        5,036
                                                    ---------           --------         ---------     --------
                                                      54,216              14,804           15,738       84,758
                                                    ---------           --------         ---------     --------
     Operating Income                              $  16,470          $   10,924        $  (15,390)   $ 12,004
                                                    =========           ========         =========     ========
     Capital Expenditures                          $   4,854          $      674        $    1,021    $  6,549
                                                    =========           ========         =========     ========

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

   The components of Net Assets of Discontinued Operations as of September 30, 2000 and December 31, 1999 follow ($ in thousands):

                                                              September 30,      December 31,
                                                                  2000               1999
                                                             ----------------  -----------------

    Finance Receivables, net                                       $   6,949        $    14,837
    Residuals in Finance Receivables Sold                              2,040              3,742
    Investments Held in Trust                                              -              1,545
    Property and Equipment                                               457              2,114
    Notes Receivable, net of Sub. Notes Payable                            -              6,697
    Servicing Receivable                                               4,234              6,125
    Other Assets, net of Accounts Payable and Accrued
    Liabilities                                                      (9,469)            (1,180)
                                                             ----------------  -----------------
    Net Assets of Discontinued Operations                          $   4,211        $    33,880
                                                             ================  =================

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


Note 10.  Subsequent Events

    On November 9, 2000, Verde Investments, Inc. ("Verde"), an affiliate of Mr. Ernest Garcia II, our chairman and largest shareholder, purchased a certain property located in Phoenix, Arizona and simultaneously leased the property to us pursuant to, among other terms, the following: 20 year term ending December 21, 2020, rent payable monthly with 5% annual rent adjustments; triple net lease; four five-year options to renew; and, pursuant to a separate option agreement which expires December 31, 2002, and an option to purchase the property upon prior notice and at Verde's cost through December 31, 2020. We intend to build a new headquarters at this location over the next several months, obtain permanent financing upon completion of construction and exercise our option to purchase the property.

    On October 3, 2000, as previously announced, Mr. Ernest Garcia, II, made an offer to the board of directors to purchase all of the outstanding shares of our common stock not already held by him. Our board of directors established a special transaction committee to evaluate and make a recommendation to the full board. On October 27, 2000, after discussions with us, the board and the special transaction committee, Mr. Garcia withdrew his offer. Several lawsuits were filed in Delaware as a result of this offer. At this time, these lawsuits are not being actively litigated and we do not know what will be the ultimate outcome of these filings. If the plaintiffs do not dismiss the lawsuits, we intend to vigorously defend against them. In his filings with the Securities and Exchange Commission, Mr. Garcia has expressed a continuing interest in acquiring all of the Company's outstanding common stock.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       AND

                              RESULTS OF OPERATIONS

Introduction

     We operate the largest chain of buy here-pay here used car dealerships in the United States. At September 30, 2000, we operated 77 dealerships located in eleven metropolitan areas in eight states. We have one primary line of business: to sell and finance quality used vehicles to customers within what is referred to as the sub-prime segment of the used car market. The sub-prime market is comprised of customers who typically have limited credit histories, low incomes or past credit problems.

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

     In the following discussion and analysis, we explain the results of operations and general financial condition of Ugly Duckling and its subsidiaries. In particular, we analyze and explain the changes in the results of operations of our business segments for the three and nine month periods ended September 30, 2000 and September 30, 1999.

                SELECTED CONSOLIDATED FINANCIAL DATA (unaudited)
                            UGLY DUCKLING CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA
                                   (Unaudited)

                                                                      At or for the Three Months Ended

                                            ---------------------------------------------------------------------------------------
Selected Financial Data                         Sept         June        Mar        Dec        Sept        June           Mar
                                                2000         2000        2000       1999       1999        1999          1999
                                            ---------------------------------------------------------------------------------------
Operating Data:                              ($ and shares in millions, except per share, per unit data and number of loan data)
Total Revenues                                   $  158.4    $  152.0   $  159.1   $  105.4   $  124.9      $  115.9      $  119.7
Sales of Used Cars                               $  126.6    $  121.5   $  132.8   $   82.3   $  103.3      $   97.9      $  106.4
Earnings per Share - Continuing Operations       $   0.21    $   0.31   $   0.30   $   0.17   $   0.24      $   0.12      $   0.04
EBITDA                                           $   16.5    $   18.2   $   17.1   $   13.0   $   13.2      $    8.6      $    4.5
E-Commerce Revenue as % of Used Car Sales            9.5%        5.3%       4.3%       4.7%       2.6%          1.5%          0.0%
Number Dealerships in Operation                        77          77         75         72         67            59            58
Average Sales per Dealership per Month                 64          62         70         45         61            64            73
Number of Used Cars Sold                           14,825      14,369     15,802      9,731     12,219        11,416        12,754
Sales Price - Per Car Sold                       $  8,542    $  8,458   $  8,403   $  8,455   $  8,455      $  8,574      $  8,346
Cost of Sales - Per Car Sold                     $  4,773    $  4,761   $  4,616   $  4,690   $  4,727      $  4,865      $  4,712
Gross Margin - Per Car Sold                      $  3,769    $  3,696   $  3,787   $  3,765   $  3,728      $  3,708      $  3,634
Provision - Per Car Sold                         $  2,435    $  2,242   $  2,188   $  2,245   $  2,256      $  2,259      $  2,177
Total Operating Expense - Per Car Sold           $  2,516    $  2,466   $  2,322   $  2,763   $  2,298      $  2,427      $  2,274
Total Operating Income - Per Car Sold            $    466    $    691   $    626   $    587   $    609      $    321      $     70
Total Operating Income                           $    6.9    $    9.9   $    9.9   $    5.7   $    7.4      $    3.7      $    0.9
Earnings before Income Taxes                     $    4.5    $    7.3   $    7.6   $    4.4   $    6.6      $    2.8      $    0.9
Cost of Used Cars as Percent of Sales               55.9%       56.3%      54.9%      55.5%      55.9%         56.7%         56.5%
Gross Margin as Percent of Sales                    44.1%       43.7%      45.1%      44.5%      44.1%         43.3%         43.5%
Provision - % of Originations                       29.0%       27.1%      27.0%      27.0%      26.9%         26.8%         27.0%
Total Operating Exp. - % of Total Revenues          23.6%       23.3%      23.1%      25.5%      22.5%         23.9%         24.2%
Segment Operating Expense Data:
Retail Operating Expense - Per Car Sold          $  1,549    $  1,611   $  1,481   $  1,775   $  1,484      $  1,562      $  1,431
Retail Operating Expense-% of Used Car Sales        18.1%       19.1%      17.6%      21.0%      17.5%         18.2%         17.1%
Corporate/Other Expense - Per Car Sold           $    428    $    418   $    387   $    357   $    399      $    440      $    458
Corporate/Other Expense - % of Total Revenue         4.0%        3.9%       3.8%       3.3%       3.9%          4.3%          4.9%
Portfolio Exp. Annualized - Managed Principal        6.1%        5.0%       6.2%       6.8%       4.7%          5.1%          5.7%
Balance Sheet Data:
Finance Receivables, net                         $  491.9    $  451.2   $  407.3   $  365.6   $  321.7      $  254.8      $  190.1
Inventory                                        $   43.7    $   45.9   $   49.1   $   62.9   $   45.8      $   37.7      $   39.9
Total Assets                                     $  618.5    $  577.5   $  548.0   $  536.7   $  516.5      $  467.0      $  400.2
Notes Payable - Portfolio                        $  362.3    $  316.0   $  282.9   $  275.8   $  244.4      $  195.2      $  171.5
Subordinated Notes Payable                       $   36.1    $   37.3   $   28.9   $   28.6   $   37.1      $   36.9      $   38.3
Total Debt                                       $  416.3    $  381.0   $  345.2   $  340.9   $  317.4      $  269.7      $  210.4
Common Stock                                     $  173.7    $  173.7   $  173.7   $  173.3   $  173.3      $  173.9      $  173.8
Treasury Stock                                   $ (39.4)    $ (28.4)   $ (20.3)   $ (20.3)   $ (20.3)      $ (19.8)      $ (19.8)
Total Stockholders' Equity                       $  158.5    $  166.8   $  170.6   $  165.7   $  162.5      $  159.4      $  157.9
Common Shares Outstanding - End of Period
                                                   12,378      13,899     14,980     14,888     14,889        14,943        14,939
Book Value per Share                             $  12.81    $  12.00   $  11.39   $  11.13   $  10.91      $  10.67      $  10.57
Tangible Book Value per Share                    $  11.78    $  11.02   $  10.43   $  10.15   $   9.95      $   9.73      $   9.62
Total Debt to Equity                                  2.6         2.3        2.0        2.1        2.0           1.7           1.3
Loan Portfolio Data:
Interest Income                                  $   31.4    $   29.9   $   25.5   $   22.7   $   19.8       $  15.8      $   10.4
Average Yield on Portfolio                          26.1%       26.8%      26.2%      25.4%      25.9%         26.3%         26.2%
Principal Balances Originated                    $  124.4    $  118.8   $  128.1    $  80.9   $  102.6       $  96.1      $  102.7
Principal Balances Originated as % of Sales         98.2%       97.7%      96.5%      98.3%      99.3%         98.2%         96.5%
Number of Loans Originated                         14,748      14,291     15,721      9,650     12,137        11,335        12,634
Average Original Amount Financed                 $  8,433    $  8,311   $  8,150   $  8,384   $  8,453       $ 8,478      $  8,131
# of Loans Originated as % of Units Sold            99.5%       99.5%      99.5%      99.2%      99.3%         99.3%         99.1%
Managed Portfolio Delinquencies:
     Current                                        72.4%       71.9%      74.8%      63.2%      61.5%         63.6%         73.2%
     1 to 30 days                                   19.3%       20.9%      19.9%      28.2%      28.2%         29.1%         21.3%
     31 to 60 days                                   4.9%        4.5%       3.4%       5.7%       6.8%          4.7%          3.5%
     Over 60 days                                    3.4%        2.7%       1.9%       2.9%       3.5%          2.6%          1.9%
Principal Outstanding - Managed                  $  525.5    $  500.0   $  461.8   $  424.5   $  427.4      $  383.6      $  341.0
Principal Outstanding - Retained                 $  512.8    $  472.3   $  418.9   $  358.8   $  332.0      $  256.6      $  182.2
Number of Loans Outstanding - Managed              85,240      81,407     75,496     70,450     68,420        61,661        56,333
Number of Loans Outstanding - Retained             79,848      71,518     62,459     53,081     45,874        34,065        27,924

Third Quarter highlights include:

o Earnings from continuing operations totaled $2.7 million, or $0.21 per diluted share, compared with earnings from continuing operations of $3.7 million, or $0.24 per share in the year-ago quarter
o Total revenues from continuing operations increased 27% to $158.4 million from $124.9 million in the year-ago quarter
o E-Commerce provided $12.0 million in revenue and 1,417 cars sold during the third quarter of 2000 compared with $6.5 million in revenue and 763 cars sold during the second quarter of 2000
o      On-balance  sheet  loan  portfolio   principal  balances  reached  $512.8
       million, representing a 9% sequential increase over the second quarter of 2000 and a 55% rise over the year-ago quarter
o Provision for loan losses increased 2% to 29% of amount financed (announced September 8, 2000)
o New loan originations reached $124.4 million, a 21% increase over the year-ago quarter

Sales of Used Cars and Cost of Used Cars Sold

                                       Three Months Ended                             Nine Months Ended

                                          September 30,         Percentage         September 30,          Percentage
                                     -------------------------                -------------------------
                                        2000         1999         Change         2000          1999         Change
                                     -----------  ------------  ------------  ------------  -----------  -------------
  ($ in thousands)
Number of Used Cars Sold                 14,825        12,219         21.3%        44,996       36,389          23.7%
                                     ===========  ============                ============  ===========
Sales of Used Cars                    $ 126,636     $ 103,314         22.6%     $ 380,949    $ 307,633          23.8%
Cost of Used Cars Sold                   70,760        57,764         22.5%       212,119      173,395          22.3%
                                     -----------  ------------                ------------  -----------
Gross Margin                           $ 55,876      $ 45,550         22.7%     $ 168,830     $134,238          25.8%
                                     ===========  ============                ============  ===========
Gross Margin %                            44.1%         44.1%                       44.3%        43.6%
Per Car Sold:
Sales                                   $ 8,542       $ 8,455          1.0%       $ 8,466      $ 8,454           0.1%
Cost of Used Cars Sold                    4,773         4,727          1.0%         4,714        4,765         (1.1)%
                                     -----------  ------------                ------------  -----------
Gross Margin                          $   3,769       $ 3,728          1.1%       $ 3,752      $ 3,689           1.7%
                                     ===========  ============                ============  ===========

    For the three and nine-month periods ended September 30, 2000, the number of cars sold increased by 21.3% and 23.7% and Used Car Sales revenues increased by 22.6% and 23.8%, respectively, over the same periods in 1999. The increase in both units sold and revenues is primarily the result of an increase in the number of dealerships in operation coupled with an increase in E-commerce related business.

    During 1999, we expanded our marketing efforts to include E-commerce by accepting credit applications from potential customers via our website, located at http://www.uglyduckling.com. Credit inquiries received over the web are reviewed by our employees, who then contact the customers and schedule appointments. We continue to monitor and enhance our Internet application levels. These efforts continue to provide an increasing number of used cars sold. During the third quarter of 2000, we sold 1,417 cars generating $12.0 million in revenue versus 763 cars totaling $6.5 million in revenue during the second quarter and up from 561 cars sold and $4.7 million in revenue during the first quarter of 2000. The E-commerce customer group generally outperforms other customers in terms of loan performance.

     Same store unit sales for the three months ended September 30, 2000 decreased approximately 2% from the same three month period of 1999. For the nine months ended September 30, 2000, same store sales decreased almost 3% from the corresponding period of the previous year. The decrease is primarily due to the increased emphasis on underwriting and obtaining higher quality loans.

    The Cost of Used Cars Sold for the three and nine month periods ended September 30, 2000, increased by 22.5% and 22.3%, respectively, over the comparable periods of the previous year. The increases for these periods reflect a rise in the volume of cars sold due to the increase in number of dealerships in operation and E-commerce related business as previously mentioned. The Cost of Used Cars Sold on a per car basis increased 1.0% for the three months ended September 30, 2000 versus a decrease of 1.1% for the nine months ended September 30, 2000 over the same periods of the prior year. The increase for the quarter was more than offset by an increase in the revenue earned per car. The overall decrease in the cost of cars sold for the nine month period contributed to an improvement in the year to date gross margin percent. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) as a percentage of related revenue remained constant at 44.1% for the three months ended September 30, 2000 and 1999, and increased .7% for the nine month period ended September 30, 2000, to 44.3% from 43.6% for the same period of the prior year. On a per car sold basis, gross margin increased slightly to $3,769 per car for the three month period ended September 30, 2000 from $3,728 during the same quarter of the previous year and rose 1.7% to $3,752 per car for the nine month period ended September 30, 2000 as compared to the corresponding period of 1999. The increase in both overall gross margin as well as on a per car sold basis for the nine months ended September 30, 2000 is attributable to a decrease in the cost of used cars sold coupled with an increase in average revenue per car sold.

    We finance substantially all of our used car sales. The percentage of cars sold financed has remained relatively constant from 1999 versus 2000. The percentage of sales revenue financed has decreased for the quarter ended September 30, 2000 to 98.2% as compared to 99.3% for the same quarter of the previous year. The year to date percentage for 2000 has also decreased to 97.5% from 98.0% for 1999. This decrease can be attributed to the change in the minimum down payment requirement from $500 to $600 in May 2000. The following table indicates the percentage of sales units and revenue financed:


                                                    Three Months Ended            Nine Months Ended
                                                      September 30,                 September 30,

                                                  -----------------------      ------------------------
                                                    2000         1999            2000          1999
                                                  ---------    ----------      ----------    ----------
   Percentage of used cars sold financed           99.5%         99.3%           99.5%         99.2%
                                                   =====         =====           =====         =====
   Percentage of sales revenue financed            98.2%         99.3%           97.5%         98.0%
                                                   =====         =====           =====         =====
Provision for Credit Losses

    The following is a summary of the Provision for Credit Losses:

                                                Three Months Ended                       Nine Months Ended
                                                   September 30,         Percentage        September 30,         Percentage
                                             --------------------------            --------------------------
                                                2000          1999        Change        2000          1999         Change
                                             ------------ ------------- ------------ ------------ ------------- -------------

Provision for Credit Losses (in thousands)      $ 36,092      $ 27,561        31.0%    $ 102,877      $ 81,113       26.8%
                                             ============ =============              ============ =============
Provision per loan originated                   $  2,447      $  2,271         7.8%     $  2,298      $  2,247        2.3%
                                             ============ =============              ============ =============
Provision as a percentage of
  principal balances originated                    29.0%         26.9%                     27.7%         26.9%
                                             ============ =============              ============ =============

         The Provision for Credit Losses is the amount we charge to current operations on each car sold to establish an allowance for credit losses. The Provision for Credit Losses for the three and nine month periods ended September 30, 2000 increased 31.0% and 26.8%, respectively, over the comparable periods of the prior year. The increase was primarily due to an increase in the volume of loans originated in addition to an increase in the overall provision charged from 27% of loans originated to 29%, effective beginning with the third quarter of 2000 to establish an adequate allowance for the on balance sheet portfolio. The average amount financed for the three month period ended September 30, 2000 decreased $20 to $8,433 per unit versus the same period of the previous year. The average amount financed for the nine month period ended September 30, 2000 decreased $53 to $8,295 per unit as compared to the corresponding nine months of the previous year. The decrease is primarily due to a change in the required minimum down payment from $500 to $600, effective May 1, 2000. The average down payment for the third quarter of 2000, the first full quarter with the increased down payment requirement, was $718 versus $665 during the third quarter of 1999.

      See Management's Discussion and Analysis - "Static Pool Analysis" for further Provision for Credit Loss discussion.

Net Interest Income

                                  Three Months Ended                           Nine Months Ended
                                      September 30,          Percentage          September 30,          Percentage

                                --------------------------     Change          -------------------        Change
                                   2000          1999                         2000           1999
                                ------------  ------------   ------------  ------------  -------------  ------------
   ($ in thousands)
   Interest Income                 $ 31,436     $  19,775          59.0%     $  86,838      $  45,904         89.2%
   Portfolio Interest Expense         7,318         4,042          81.0%        18,344          9,255         98.2%
                                ------------  ------------                 ------------  -------------
   Net Interest Income             $ 24,118     $  15,733          53.3%     $  68,494      $  36,649         86.9%
                                ============  ============                 ============  =============

   Average Effective Yield            26.1%         25.9%           0.8%         26.4%          26.1%          1.1%
   Average Borrowing Cost             10.7%         11.6%         (7.8)%         10.5%          10.9%        (3.7)%

    Interest Income consists primarily of interest on finance receivable principal balances retained on our balance sheet. Retained principal balances grew to $512.8 million at September 30, 2000 from $332.0 million at September 30, 1999 primarily as a result of the change in the way we structure our securitizations to the collateralized borrowing method during the fourth quarter of 1998. Prior to the fourth quarter of 1998, securitized loans were transferred off of our balance sheet and a gain on sale was recorded. Under the collateralized borrowing method, the securitized loans are retained on our balance sheet and the income and associated costs are recognized over the life of the loan.

Servicing Income

    We generate Servicing Income primarily from servicing the remaining loan portfolios securitized under the gain on sale method. A summary of Servicing Income follows for the three and nine months ended September 30, 2000 and 1999 ($ in thousands):

                                 Three Months Ended      Percentage       Nine Months Ended      Percentage
                                   September 30,           Change           September 30,          Change

                               -----------------------  --------------  ----------------------- --------------
                                 2000         1999                        2000         1999
                               ----------  -----------                  ----------  -----------

    Servicing Income              $  308      $ 1,794         (82.8)%      $1,701      $ 6,988        (75.7)%
                               ==========  ===========  ==============  ==========  =========== ==============

    We service loans for monthly fees ranging from .25% to .33% of the beginning of month principal balances (3.0% to 4.0% per year). The decrease in Servicing Income for the three and nine month periods ended September 30, 2000 is due to the decrease in remaining principal balances securitized and serviced under the gain on sale method from $95.5 million at September 30, 1999 to $12.7 million at September 30, 2000. We expect the remaining principal balance of $12.7 million to completely runoff by December 31, 2000.

Income before Operating Expenses

    Income before Operating Expenses grew by 24.5% to $44.2 million for the three month period ended September 30, 2000 and increased 40.7% to $136.1 million for the nine month period ended September 30, 2000. Income before Operating Expenses for the three and nine month periods ended September 30, 1999 was $35.5 million and $96.8 million, respectively. Growth in Sales of Used Cars, an increase in gross margins and an increase in Interest Income were the primary contributors to the increase.

Operating Expenses

                                              Three Months Ended      Percentage         Nine Months Ended        Percentage
                                                September 30,           Change             September 30,            Change
                                               2000        1999                        2000           1999
                                            ---------   ---------   --------------  ---------      -------      -------------
    Operating Expenses (in thousands).......$ 37,303    $  28,080       32.8%       $   109,426    $     84,758    29.1%
    Per Car Sold............................$  2,516   $    2,298       9.5%        $     2,432    $      2,329     4.4%
                                            --------   ------------                -------------  ------------
    As % of Total Revenues..................    23.6%        22.5%                       23.3%          23.5%
                                            =========  ===========                  ==========     ==========


    Operating expenses, which consist of selling, marketing, general and administrative and depreciation/amortization expenses, increased as a result of overall growth in our operations. The increase in operating expenses as a percentage of total revenues for the three months ended September 30, 2000 is primarily the result an increase in salary and benefit related costs. The slight decrease for the nine month period ended September 30, 2000 versus 1999 was primarily due to increased economies of scale related to marketing efforts with the addition of more dealerships in existing markets, efficiencies gained from enhanced management information systems and an increase in interest income, offset by the additional accruals mentioned above.

Interest Expense

    Portfolio interest expense increased to $7.3 million and $18.3 million for the three and nine month periods ending September 30, 2000 versus $4.0 million and $9.3 million for the same periods of the previous year. The increase is due to the increase in Portfolio Notes Payable which consist of our Class A obligations related to our securitization program along with our revolving credit facility with GE Capital. The majority of the increase is attributable to the securitization related on balance sheet debt which has grown due to the change in the way we record our securitization transactions from the gain on sale method to the collateralized borrowing method during the fourth quarter of 1998. This increase in interest expense is offset by the additional interest income earned from the growth in finance receivables retained on our balance sheet as previously mentioned.

    Interest expense arising from our subordinated debt totaled $2.4 million for the three months ended September 30, 2000 versus $0.9 million for the three months ended September 30, 1999. For the nine month periods ended September 30, 2000 and 1999, interest expense was $7.2 million and $1.7 million, respectively. While we have additional interest expense arising from subordinated notes payable, a portion of this interest expense was attributed to the financing of assets and activities reported as discontinued operations. As the assets and activities of discontinued operations diminish, we do not expect to retire the subordinated notes payable but rather use these borrowings to fund our growth. Accordingly, we would expect to have a disproportionate increase in interest expense allocated to continuing operations in future periods as existing subordinated debt is used to fund our growth and the allocation of this interest to discontinued operations decreases. Subordinated debt carries interest rates generally higher than those charged on borrowings collateralized by our finance receivables.

Income Taxes

    Income taxes totaled $1.9 million and $8.0 million for the three and nine month periods ended September 30, 2000, respectively, and $2.9 million and $4.2 million for the three and nine months ended September 30, 1999, respectively. Our effective tax rate was 41% for the three and nine months ended September 30, 2000 versus 44% and 41% for the three and nine months ended September 30, 1999, respectively.

Earnings from Continuing Operations

    Earnings from continuing operations totaled $2.7 million and $11.5 million for the three and nine months ended September 30, 2000, respectively, versus $3.7 million and $6.1 million, respectively, for the same three and nine month periods of the previous year. The decrease for the three months ended September 30, 2000 is primarily a result of the increase in the provision for credit loss from 27% to 29% of originations effective on loans originated beginning with the third quarter of 2000, partially offset by an increase in the amount of used cars sold. The increase for the nine months ended September 30, 2000 is primarily due to an increase in the volume of used cars sold, increases in gross margin and growth in interest income. These improvements were offset by a decrease in servicing income resulting from the decline in remaining principal balances securitized and serviced under the gain on sale method.

Discontinued Operations

    Discontinued operations provided no income or loss for the three and nine months ended September 30, 2000 versus income, net of income tax benefits, of $.5 million and approximately break even for the three and nine months ended September 30, 1999, respectively. Effective December 31, 1999, we adopted a formal plan to abandon any effort for our third party dealer operations to acquire loans or servicing rights to additional portfolios. Accordingly, our Cygnet Servicing and the associated Cygnet Corporate segment are reported as components of discontinued operations. We plan to complete servicing the portfolios that we currently service.

Business Segment Information

    We report our operations based on three operating segments. These segments are reported as Retail, Portfolio and Corporate. These segments were previously reported as Company Dealership, Company Dealership Receivables and Corporate and Other, respectively.

    Operating Expenses for our business segments, along with a description of the included activities, for the three and nine month periods ended September 30, 2000 and 1999 are as follows:

         Retail Operations. Operating expenses for our Retail segment consist of Company marketing efforts, maintenance and development of dealership and inspection center sites, and direct management oversight of used car acquisition, reconditioning and sales activities. A summary of retail operating expenses follows ($ in thousands except per car sold data):

                                          Three Months Ended                          Nine Months Ended
                                             September 30,          Percentage          September 30,         Percentage

                                       --------------------------                 --------------------------
                                          2000          1999          Change         2000          1999         Change
                                       ------------  ------------  -------------  -----------   ------------ --------------
  Retail Operations:
    Selling and Marketing                  $ 7,187       $ 6,023      19.3%         $ 22,748       $ 17,959      26.7%
    General and Administrative              14,570        11,187      30.2%           43,353         33,685      28.7%
    Depreciation and Amortization            1,201           920      30.5%            3,405          2,572      32.4%
                                       ------------  ------------                 -----------   ------------
                                           $22,958       $18,130      26.6%         $ 69,506       $ 54,216      28.2%
                                       ============  ============                 ===========   ============
Per Car Sold:
    Selling and Marketing                   $  485        $  493      (1.6)%          $  506         $  494      2.4%
    General and Administrative                 983           916        7.3%             963            925      4.1%
    Depreciation and Amortization               81            75        8.0%              76             71      7.0%
                                        ------------  ------------                 -----------   ------------
                                           $ 1,549       $ 1,484        4.4%         $ 1,545        $ 1,490      3.7%
                                       ============  ============                 ===========   ============
As % of Used Cars Sold Revenue:
    Selling and Marketing                     5.7%          5.8%                        6.0%           5.8%
    General and Administrative               11.5%         10.8%                       11.3%          10.9%
    Depreciation and Amortization             0.9%          0.9%                        0.9%           0.8%
                                       ------------  ------------                 -----------   ------------
                                             18.1%         17.5%                       18.2%          17.6%
                                       ============  ============                 ===========   ============

   Selling and Marketing expenses as a percentage of related revenue remained relatively constant for the three months ended September 30, 2000 versus the same period of the previous year. For the nine month period ended September 30, 2000, selling and marketing expenses increased slightly to 6.0% from 5.8% over the same period of 1999. Economies of scale gained from additional dealerships in existing markets and the additional revenue from internet based sales have allowed the Selling and Marketing expenses as a percentage of related revenue to remain relatively stable but have increased on a per car sold basis primarily resulting from an increase in commission related expenses.

   General and Administrative expenses increased for the three and nine month periods ended September 30, 2000, principally as a result of increases in salary and benefit costs but have shown a slight decrease from the second quarter of 2000 due to the implementation of a cost reduction plan.

    Portfolio Operations. Operating expenses for our Portfolio segment consist of loan servicing and collection efforts, securitization activities, and other operations pertaining directly to the administration and collection of the loan portfolio ($ in thousands except expense per month per loan serviced).

                                           Three Months Ended                        Nine Months Ended
                                             September 30,         Percentage          September 30,         Percentage
                                         -----------------------                  ------------------------
                                            2000        1999         Change          2000         1999         Change
                                         ----------- -----------  --------------  ------------ -----------  -------------
  Portfolio Expense:
    General and Administrative              $ 7,719     $ 4,796       60.9%           $20,605    $ 13,963      47.6%
    Depreciation and Amortization               278         278        0.0%               858         841       2.0%
                                        ----------- -----------                   ------------ -----------
       Portfolio Expense                    $ 7,997     $ 5,074       57.6%           $21,463    $ 14,804      45.0%
                                         =========== ===========                  ============ ===========
Expense per Month per Loan Serviced         $ 29.89     $ 20.50                       $ 27.57     $ 20.47
                                         =========== ===========                  ============ ===========
Annualized Expense as % of Managed
     Principal Balances                        6.1%        4.7%                          5.4%        4.6%
                                         =========== ===========                  ============ ===========

    The increase in operating expenses as well as the expense per month per loan serviced for the three and nine month periods ended September 30, 2000 for our Portfolio segment is primarily a result of the increased number of loans in our portfolio. Also attributing to the increase were costs incurred resulting from the deployment of collectors out to our dealerships, market adjustments made to collection staff wages and a decrease in the number of delinquent accounts serviced per collector. We expect the portfolio expense and the expense per month per loan serviced to remain at or about current levels as we have completed the deployment of collectors to our dealerships. However, we believe the increase in expense will be more than offset by lower delinquencies and ultimately lower loan losses.

    Corporate Operations. Operating expenses for our Corporate segment consist of costs to provide managerial oversight and reporting for the Company, develop and implement policies and procedures, and provide expertise to the Company in areas such as finance, legal, human resources and information technology.

                                           Three Months Ended                        Nine Months Ended
                                             September 30,         Percentage          September 30,          Percentage
                                         -----------------------                  -------------------------
($ in thousands except per car sold        2000         1999         Change          2000         1999          Change
data)
                                         ----------  -----------   ------------   -----------  ------------  ------------
  Corporate Expense:
     General and Administrative            $ 5,542     $  4,311        28.6%         $15,996      $ 14,115      13.3%
     Depreciation and Amortization             806          565        42.7%           2,461         1,623      51.6%
                                         ----------  -----------                  -----------  ------------
       Corporate Expense                   $ 6,348      $ 4,876        30.2%         $18,457      $ 15,738      17.3%
                                         ==========  ===========                  ===========  ============
Per Car Sold                                 $ 428       $  399                       $  410      $    432
                                         ==========  ===========                  ===========  ============
As % of Total Revenues                        4.0%         3.9%                         3.9%          4.4%
                                         ==========  ===========                  ===========  ============

    Operating expenses related to our Corporate segment as a percent of total revenue remained relatively consistent for both the three and nine months ended September 30, 2000, versus the same periods of 1999. However, on a per car sold basis corporate expenses increased $29 per car for the quarter ended September 30, 2000, as compared to the same quarter of the previous year. The increase is primarily attributable to an increase in employee benefit related accruals. For the year to date period ended September 30, 2000, corporate expenses on a per car sold basis decreased $22 primarily due to various operating efficiencies including those gained by the consolidation of all accounting and management information to a single computer system in early 1999, partially offset by the increase in employee benefit related accruals mentioned above. Further, as new dealerships opened in existing markets, revenue and units sold increased while related expenditures increased at a lesser rate. Finally, as our retained portfolio increased, there is a proportionate increase in net interest income thereby improving the ratio of corporate expenses to total revenues.

Financial Position

     The following table represents key components of our financial position ($ in thousands):

                                         September 30,      December 31,     Percentage

                                              2000              1999           Change
                                        ----------------- ------------------ ------------
Total Assets                                 $   618,483        $   536,711        15.2%
Inventory                                         43,739             62,865      (30.4)%
Finance Receivables, net                         491,880            365,586        34.5%
Net Assets of Discontinued Operations              4,211             33,880      (87.6)%

Total Debt                                       416,333            340,941        22.1%
Notes Payable - Portfolio                        362,255            275,774        31.4%
Other Notes Payable                               17,930             36,556       51.0)%
Subordinated Notes Payable                        36,148             28,611        26.3%
Stockholders' Equity                         $   158,522       $    165,680       (4.3)%


    Total Assets. The increase in total assets is primarily due to the growth in Finance Receivables, Net, offset by the decrease in Inventory and Net Assets of Discontinued Operations.

    Inventory. Inventory represents the acquisition and reconditioning costs of used cars located at our dealerships and our inspection centers. The change in inventory from December 31, 1999 to September 30, 2000 is due to management's decision to increase inventory levels at the end of 1999 in preparation for the strong seasonal sale periods, which are typically the first and second quarters of the year. We generally acquire our used car inventory from three sources: approximately 50% from auctions, 30% from wholesalers and 20% from new car dealerships.

    Growth in Finance Receivables, net. Due to the growth in the volume of cars sold, Finance Receivables, net as of September 30, 2000 increased 34.5% from December 31, 1999. See Note (2) to the Condensed Consolidated Financial Statements for the details of the components of Finance Receivables, net.

    The following table reflects the growth in principal balances retained on our balance sheet measured in terms of the principal amount ($ in thousands) and the number of loans outstanding.

                                                                    Managed Loans Outstanding
                                                ------------------------------------------------------------------
                                                        Principal Balances                 Number of Loans
                                                -------------------------------  ---------------------------------
                                                 September 30,   December 31,     September 30,    December 31,
                                                     2000            1999             2000             1999
                                                -------------------------------  ---------------------------------
                                                -------------------------------  ---------------------------------
Principal - Managed.........................       $  525,498     $  424,480          85,240           70,450
Less:  Principal - Securitized and Sold.....           12,735         65,662           5,392           17,369
                                                -------------------------------  ---------------------------------
Principal - Retained on Balance Sheet.......       $  512,763     $  358,818          79,848           53,081
                                                ===============================  =================================

    The increase in Principal Balances - Retained on Balance Sheet was primarily due to growth in finance receivables as a result of increased used car sales and financing, partially offset by the principal balance runoff of loans originated in prior periods. Used Car Sales totaled 14,825 for the quarter ended September 30, 2000, versus sales of 12,219 used cars during the same quarter of the prior year. Used Car Sales for the nine months ended September 30, 2000 were 44,996 as compared to sales of 36,389 for the nine months ended September 30, 1999.

    The following table reflects activity in the Allowance for Credit Losses, as well as information regarding charge off activity, for the three and nine months ended September 30, 2000 and 1999 ($ in thousands):

                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                      --------------------------  --------------------------
                                                          2000         1999           2000         1999
                                                      ------------- ------------  ------------- ------------
Allowance Activity:
Balance, Beginning of Period                              $ 98,533     $ 66,905       $ 76,150     $ 24,777
Provision for Credit Losses                                 36,092       27,561        102,877       81,113
Other Allowance Activity                                   (1,250)        3,738        (2,250)        3,835
Net Charge Offs                                           (33,332)     (17,506)       (76,734)     (29,027)
                                                      ------------- ------------  ------------- ------------
Balance, End of Period                                    $100,043      $80,698       $100,043    $  80,698
                                                       ============ ============  ============= ============
Allowance as a Percent of Period End Balances                19.5%        24.3%          19.5%        24.3%
                                                       ============ ============  ============= ============
Charge off Activity:
Principal Balances                                      $ (41,934)   $ (22,030)     $ (99,076)   $ (36,610)
Recoveries, net                                              8,602        4,524         22,342        7,583
                                                      ------------- ------------  ------------- ------------
Net Charge Offs                                         $ (33,332)   $ (17,506)     $ (76,734)   $ (29,027)
                                                      ============= ============  ============= ============


    Even though a contract is charged off, we continue to attempt to collect the contract. Recoveries as a percentage of principal balances charged off from retail operations averaged 20.5% for the three months ended September 30, 2000 and 1999. Recoveries as a percentage of principal balances charged off from retail operations averaged 22.6% for the nine months ended September 30, 2000 versus 20.7% for the same period of 1999. The increase is due to the initiatives taken to retain qualified loan service staff and reduce the number of delinquencies serviced per collector.

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

    The following table sets forth as of October 31, 2000, the cumulative net charge offs as a percentage of original loan cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customers before charge off. The table also shows the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).

          Pool's Cumulative Net Losses as Percentage of Pool's Original

                           Aggregate Principal Balance

                                ($ in thousands)

                                                  Monthly Payments Completed by Customer Before Charge Off
                                      --------------------------------------------------------------------
                              Orig.       0         3         6         12        18        24        TLI      Reduced
                          ----------  --------  --------  --------   --------  --------  --------  --------   --------
    1993                  $   12,984      9.1%     22.1%     28.5%      33.8%     35.9%     36.5%     36.8%     100.0%
    1994                  $   23,589      5.3%     14.8%     19.9%      25.6%     28.0%     28.7%     28.8%     100.0%
    1995                  $   36,569      2.0%      8.1%     13.2%      19.2%     22.3%     23.6%     24.1%     100.0%
    1996:
       1st Quarter        $   13,635      1.7%      8.1%     13.8%      20.8%     24.8%     26.1%     27.1%     100.0%
       2nd Quarter        $   13,462      2.3%      9.3%     13.4%      22.0%     25.9%     27.6%     29.0%     100.0%
       3rd Quarter        $   11,082      1.7%      6.9%     12.5%      21.3%     25.4%     27.5%      28.6%    100.0%
       4th Quarter        $   10,817      0.7%      8.4%     15.9%      24.8%     29.1%     30.9%      32.0%     99.9%
    1997:

       1st Quarter        $   16,279      2.1%     10.8%      18.2%     24.9%     30.0%     32.2%      33.7%    99.7%
       2nd Quarter        $   25,875      1.5%      9.9%      15.8%     22.8%     27.4%     29.5%      30.7%    99.0%
       3rd Quarter        $   32,147      1.4%      8.4%      13.2%     22.5%     27.0%     29.3%      30.6%    98.2%
       4th Quarter        $   42,529      1.4%      6.8%      12.6%     21.9%     26.2%     28.9%      29.9%    97.0%
    1998:

       1st Quarter        $   69,708      0.9%      6.9%      13.5%     21.0%     26.5%     28.9%      29.8%    95.6%
       2nd Quarter        $   66,908      1.1%      8.1%      14.2%     21.8%     27.4%     29.4%      29.8%    92.4%
       3rd Quarter        $   71,027      1.0%      7.9%      13.4%     23.1%     27.9%     x          30.2%    90.1%
       4th Quarter        $   69,583      0.9%      6.6%      13.1%     24.4%     29.3%     -          30.4%    83.6%
    1999:

       1st Quarter        $  102,733      0.8%      7.5%      15.1%     23.7%     x         -          28.7%    75.8%
       2nd Quarter        $   96,098      1.1%      9.9%      16.8%     25.6%     -         -          28.1%    66.6%
       3rd Quarter        $  102,599      1.0%      8.3%      14.2%     x         -         -          23.8%    56.5%
       4th Quarter        $   80,900      0.7%      6.0%      12.9%     -         -         -          17.4%    43.4%
    2000:                                                               -         -         -
       1st Quarter        $  128,123      0.3%      6.6%      x                                        11.8%    32.0%
       2nd Quarter        $  118,778      0.6%      x         -         -         -         -           5.9%    18.1%
       3rd Quarter        $  124,367      x         -         -         -         -         -           0.5%     2.1%


    The following table sets forth the principal balances delinquency status as a percentage of total outstanding contract principal balances from dealership operations.

                                                        September 30,    December 31,

                                                            2000             1999
                                                       ---------------- ----------------
     Days Delinquent:

     Current                                                     72.4%            63.2%
     1-30 Days                                                   19.3%            27.8%
     31-60 Days                                                   4.9%             5.9%
     61-90 Days                                                   3.4%             3.1%
                                                       ---------------- ----------------
     Total Portfolio                                            100.0%           100.0%
                                                       ================ ================

    In accordance with our charge off policy, there are no accounts more than 90 days delinquent as of September 30, 2000.

    Although loan losses on recently originated loan pools indicate improved loan performance over those loan pools originated in prior years, based on an extensive review of delinquency trends, historical loan losses and projected charge offs for the entire on balance sheet portfolio, we have increased our provision for credit losses effective with loans originated during the third quarter of 2000. The increase provides for a provision of an additional 2% of loans originated, which results in 29% of the amount financed. The increase provides an allowance for credit loss at quarter end within the targeted range for estimated net charge offs for the entire on balance sheet portfolio for the next 12 to 15 months. We will continue to monitor the on balance sheet loan portfolio performance to evaluate the on going adequacy of our provision for credit losses.

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

    Reserve Account Requirements. Under our current securitization structure, we make an initial cash deposit into a reserve account, generally equivalent to 4% of the initial underlying Finance Receivables principal balance, and pledge this cash to the reserve account agent. The trustee then makes additional deposits to the reserve account out of collections on the securitized receivables as necessary to fund the reserve account to a specified percentage, ranging from 8.0% to 12.0%, of the underlying Finance Receivables' principal balance. The trustee makes distributions to us when:

o the reserve account balance exceeds the specified percentage,
o the required periodic payments to the Class A certificate holders are current, and
o the trustee, servicer and other administrative costs are current.

With our existing securitizations, we are required to maintain certain cash balances in the reserve accounts. These balances vary by trust and may change based on the level of delinquencies and charge offs on the loans of the respective trusts. As of October 15, 2000, primarily due to an increase in delinquencies on loans in certain trusts, the targeted reserve account balances for two trusts were increased and the actual balances were $5.8 million collectively under the increased specified levels. While these increased targeted reserve account requirements continue, collections on receivables in these trusts in excess of amounts required to pay the A certificates, our servicing fees and certain other amounts will be used to satisfy the increased reserve account amount and will not be distributed to us. Due to the normal reduction of the portfolios in these trusts, and historical seasonality declines in delinquency levels, we expect the targeted reserve account balances for these trusts to return to their prior levels sometime during the first quarter of 2001, and at that time any accumulated excess cash will be released. The balances deposited in the reserve accounts totaled $41.0 million at September 30, 2000.

    Certain Financial Information Regarding Our Securitizations

    During August 2000, we closed a securitized borrowing transaction in which we securitized $153.0 million of loans, issuing $108.6 million in Class A certificates with an annual interest rate of 7.26%.

Liquidity and Capital Resources

    In recent periods, our needs for additional capital resources have increased in connection with the growth of our business. We require capital for:

increases in our loan portfolio,                common stock repurchases,
expansion of our dealership network,            the purchase of inventories, and
working capital and general corporate purposes, the purchase of property and equipment.

    We fund our capital requirements primarily through:

      operating cash flow,           our revolving facility with GE Capital, and
      securitization transactions,   supplemental borrowings.

    While to date we have met our liquidity requirements as needed, there can be no assurance that we will be able to continue to do so in the future.

Cash Flow

     Net Cash Provided by Operating Activities increased by $46.6 million in the nine months ended September 30, 2000 to $171.1 million compared to cash generated of $124.5 million for the nine months ended September 30,1999. The increase is primarily due to an increase in net earnings coupled with a significant decrease in inventory from year end 1999, resulting from management's policy to increase inventory levels at year end in preparation for the high seasonal sales, which typically occur in the first quarter of the year, partially offset by decrease in income taxes payable.

    Net cash used by investing activities decreased to $236.2 million for the nine months ended September 30, 2000 versus $274.0 million for the same period of the previous year. The decrease is due to a significant decrease in Investments Held in Trust as principal balances securitized under the gain on sale method declined, coupled with proceeds used for the purchase of assets related to dealership acquisitions during the third quarter of 1999.

    Financing activities generated $39.6 million for the nine months ended September 30, 2000 as compared to $129.4 million generated for the corresponding period of 1999. The reason for the decrease is primarily due to net repayment of notes payable and an increase in funds used for the acquisition of treasury stock.

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

    As of September 30, 2000, our borrowing capacity under the revolving facility was $80.8 million, the aggregate principal amount outstanding under the revolving facility was approximately $50.2 million, and the amount available to be borrowed under the facility was $30.6 million. The revolving facility bears interest at the 30-day LIBOR plus 3.15%, payable daily (total rate of 9.77% as of September 30, 2000).

    The revolving facility contains covenants that, among other things, limit our ability to take certain actions without GE Capital's consent, including incur additional indebtedness, make any change in our capital structure, declare or pay dividends, and make certain investments and capital expenditures. The revolving facility also provides that an event of default will occur if

Mr. Ernest C. Garcia II owns less than 15.0% of our voting stock. Mr. Garcia owned approximately 36.5% of our common stock at September 30, 2000.

    In addition, we are also required to maintain specified financial ratios. As of September 30, 2000, we were in compliance with the covenants of this agreement.



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

Capital Expenditures and Commitments

    During the nine months ended September 30, 2000, we developed five new dealerships in existing markets, three in the first quarter and two in the second quarter. In the fourth quarter of 1999, we obtained five dealerships, including vehicle inventory and a loan portfolio of approximately $8.0 million, from Virginia Auto Mart. The direct cost of opening a dealership is primarily a function of whether we lease a facility or construct a facility. A leased facility costs approximately $650,000 to develop, while a facility we construct costs approximately $1.7 million. In addition, we require capital to finance the portfolio that we carry on our balance sheet for each store. It takes approximately $2.2 million in cash to support a typical stabilized store portfolio with our existing 65% advance rate under our GE facility. Additionally, it takes approximately 34 months for a store portfolio to reach a stabilized level.

    We intend to finance the construction of new dealerships through operating cash flows and supplemental borrowings, including amounts available under the revolving facility and the securitization program.

    In April 1999, our Board of Directors authorized a stock repurchase program allowing us to repurchase up to 2.5 million shares of our common stock from time to time. Purchases may be made depending on market conditions, share price, lender approval and other factors. During July 2000, we repurchased approximately 1.5 million shares pursuant to the stock repurchase program. We have repurchased 1,589,425 shares under this program.

    In September 2000, we entered into an agreement with the beneficiaries and/or representative of the estate ("Addink"), of Don Addink, our former Senior Vice President and Treasurer who died in July of this year, in which the following was agreed to: we would purchase all of his shares of our common stock at $7.00/share, approximately 98,000 shares; Addink's stock options became fully vested, Addink waived and released all claims under the options and we paid Addink $86,250; and we waived all principal and interest due under two promissory notes owed to us by Addink with aggregate principal and accrued interest of $351,393.

    We continue to believe that the repurchase of our stock is currently a better investment of our capital than new stores. As additional capital is secured, we will consider whether to resume or accelerate our expansion plans or to continue repurchasing our stock. At this time, we will not commit to growth prior to securing the capital to support it, unless the acquisition would require little to no capital. We continue to attempt to secure capital for further growth. We do not expect a slow down in growth to adversely impact revenues or earnings in 2001 and any impact on subsequent years will depend upon the number and timing of future acquisitions.

    With respect to the month of September, 2000, we were not in compliance with a provision related to cash flows under that certain Senior Secured Loan Agreement dated as of May 14, 1999 for securitization residual term financing. The Lenders under the Loan Agreement permanently waived the failure to comply and agreed it was not a default or event of default under the Loan Agreement. Among other terms, we pledged certain securitization residuals from our 2000-B securitization to the Lenders as additional collateral.

    On September 30, 2000, the Loan Agreement, Warrants and Warrant Agreements between us and certain Lenders under that Loan Agreement dated as of February 12, 1998, as amended on September 30 of 1999, was amended to: reduce the outstanding principal balance under the Loan Agreement from $15 million to $13.5 million; require us to take out one of the lenders in the facility by paying off that lender's $1.5 million share of the loan (which occurred), and cancel the number of outstanding warrants attributable to that portion of the loan; increase the interest rate under the Loan Agreement to 15%, extend the term of the Loan Agreement to February 12, 2003; and provide for the repayment of principal and the corresponding reduction of warrants under certain terms and conditions.

    On November 9, 2000, Verde Investments, Inc. ("Verde"), an affiliate of Mr. Earnest Garcia II, our chairman, purchased a certain property located in Phoenix, Arizona and simultaneously leased the property to us pursuant to among other terms the following: 20 year term which expires December 31, 2002; rent payable monthly with 5% annual rent adjustments; triple net lease; four five-year options to renew; and an option to purchase the property upon prior notice and at Verde's cost. We intend to build a new headquarters at this location over the next several months, obtain permanent financing upon completion of construction and exercise our option to purchase the property.

Accounting Matters

    In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
140). SFAS No. 140 replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect the adoption of SFAS No. 140 to have a material impact on the company.


     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS No. 138). SFAS No. 138 amends a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133. SFAS No. 138 is effective for fiscal years beginning after June 15, 2000. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) required all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. Management does not expect the adoption of SFAS No. 138 or No. 133 to have a material impact on the Company.

We Make Forward Looking Statements

    Our Quarterly Report on Form 10-Q includes statements that constitute forward-looking statements within the meaning of the safe harbor provisions of the Private and Securities Litigation Reform Act of 1995. We claim the protection of the safe-harbor for our forward looking statements. Forward-looking statements are often characterized by the words "may", "anticipates", "believes," "estimates," "projects," "expects" or similar expressions and do not reflect historical facts. Forward-looking statements in this report relate, among other matters, to: anticipated financial results, such as continuing growth of sales, other revenues and loan portfolios, and improvements in loan performance, including delinquencies; anticipated roll-out of collectors to the Company's dealerships, anticipated repurchases of Company stock and the level of growth in our dealerships through acquisitions and de novo dealership openings; and e-commerce related growth and loan performance. Forward looking statements include risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward looking statements. Factors that could affect our results and cause or contribute to differences from these forward-looking statements include, but are not limited to: any decline in consumer acceptance of our car sales strategies or marketing campaigns; any inability of the Company to finance its operations in light of a tight credit market for the sub-prime industry; any deterioration in the used car finance industry or increased competition in the used car sales and finance industry; any inability of the Company to monitor and improve its underwriting and collection processes; any changes in estimates and assumptions in, and the ongoing adequacy of, our allowance for credit losses; any inability of the Company to continue to reduce operating expenses as a percentage of sales; any material litigation against us or material, unexpected developments in existing litigation; and any new or revised accounting, tax or legal guidance that adversely affect used car sales or financing. Other factors are detailed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors," "Factors That May Affect Future Results and Financial Condition" and "Factors That May Affect Future Stock Performance" in our most recent reports on Form 10-K, in Exhibit 99 attached to this Quarterly Report on Form 10-Q and elsewhere in our Securities and Exchange Commission filings. In addition, the foregoing factors may affect generally our business, results of operations and financial position. There may also be other factors that we are currently unable to identify or quantify, but may arise or become known in the future. Forward looking statements speak only as of the dated the statement was made. By making these forward-looking statements, we undertake no obligation to update these statements for revisions or changes after the date of this report. References to Ugly Duckling Corporation as the largest chain of buy-here pay-here used car dealerships in the United States is management's belief based upon the knowledge of the industry and not on any current independent third party study.

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

         Our financial instruments consist primarily of fixed rate finance receivables, residual interests in pools of fixed rate finance receivables, short term variable rate revolving Notes Receivable, and variable and fixed rate Notes Payable. Our finance receivables are classified as subprime loans and generally bear interest at the lower of 29.9% or the maximum interest rate allowed in states that impose interest rate limits. At September 30, 2000, the scheduled maturities on our finance receivables range from one to 52 months with a weighted average maturity of 31.3 months. The interest rates we charge our customers on finance receivables has not changed as a result of fluctuations in market interest rates, although we may increase the interest rates we charge in the future if market interest rates increase. A large component of our debt at September 30, 2000 is the Collateralized Notes Payable (senior and junior securities) issued under our securitization program. Issuing debt through our securitization program allows us to mitigate our interest rate risk by reducing the balance of the variable revolving line of credit and replacing it with a lower fixed rate note payable. We are subject to interest rate risk on fixed rate Notes Payable to the extent that future interest rates are higher than the interest rates on our existing Notes Payable.

         We believe that our market risk information has not changed materially from December 31, 1999.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    We sell our cars on an "as is" basis. We require all customers to acknowledge in writing on the date of sale that we disclaim any obligation for vehicle-related problems that subsequently occur. Although we believe that these disclaimers are enforceable under applicable laws, there can be no assurance that they will be upheld in every instance. Despite obtaining these disclaimers, in the ordinary course of business, we receive complaints from customers relating to vehicle condition problems as well as alleged violations of federal and state consumer lending or other similar laws and regulations. Most of these complaints are made directly to us or to various consumer protection organizations and are subsequently resolved. However, customers occasionally name us as a defendant in civil suits filed in state, local, or small claims courts. Additionally, in the ordinary course of business, we are a defendant in various other types of legal proceedings, and are the subject of regulatory or governmental investigations. Although we cannot determine at this time the amount of the ultimate exposure from such matters, if any, we do not expect the final outcome to have a material adverse effect on the Company.

Item 2.  Changes in Securities and Use of Proceeds.

(a)      None
(b)      None
(c) See Exhibit 4.1 and discussion included in "Management's Discussion and Analysis - Capital Expenditures and Commitments"
(d)      Not Applicable

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit 4.1 - Second Amendment to Warrant Agreement dated February 12, 1998 between Registrant and each of the Kayne Anderson related lenders named therein, dated as of September 30, 2000.

Exhibit 10.1 - Amendment and waiver letter agreement to Senior Secured Loan Agreement dated May 14, 1999 between CIBC Inc., SunAmerica, etc. and the Registrant dated October 12, 2000.

Exhibit 10.2 - Letter agreement between the beneficiaries and/or representatives of the estate of Don Addink and the Registrant dated September 14, 2000.

Exhibit 27 -- Financial Data Schedule

Exhibit 99 - Statement Regarding Forward Looking Statements and Risk Factors

(b)      Reports on Form 8-K.

Since June 30, 2000, the Company has filed two reports on Form 8-K. The first report on Form 8-K, dated October 5, 2000 and filed October 10, 2000, reported Ugly Duckling's receipt of the offer to purchase the Company by Mr. Ernest C. Garcia II, the Company's Chairman and largest shareholder and filed as an exhibit to the Form 8-K, a press release dated October 5, 2000 entitled "Ugly Duckling Confirms Receipt of Offer to Purchase Company from Chairman/Largest Shareholder". The second report on Form 8-K dated and filed October 30, 2000, reported the withdrawal of the offer to purchase the Company from Mr. Ernest C. Garcia, II, the Company's Chairman and largest shareholder. Filed as an exhibit to the Form 8-K was a press release dated October 27, 2000 entitled "Ugly Duckling Reports Withdrawal of the Chairman's Offer to Purchase Outstanding Common Stock"

SIGNATURE

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

         UGLY DUCKLING CORPORATION

         /s/     STEVEN T. DARAK
         -----------------------
         Steven T. Darak
         Senior Vice President and
         Chief Financial Officer

         (Principal Financial and Accounting Officer)

Date:  November 13, 2000

EXHIBIT INDEX

          Exhibit
          Number     Description

          4.1        Second  Amendment to Warrant  Agreement  dated
                     February  12, 1998 between 4.1  Registrant  and each of the
                     Kayne Anderson related lenders named therein, dated as of
                     September 30, 2000
          10.1       Amendment  and waiver  letter  agreement to Senior  Secured
                     Loan  Agreement dated May 14, 1999 between CIBC Inc.,
                     SunAmerica,  etc. and the Registrant dated October 12, 2000
          10.2       Letter agreement between the beneficiaries  and/or
                     representatives  of the estate of Don Addink and the
                     Registrant dated September 14, 2000
          27         Financial Data Schedule
          99         Statement Regarding Forward Looking Statements and Risk
                     Factors