Form 10-K
period 2000-12-31
UGLY DUCKLING CORP
filed 2001-04-17
CIK 1012704

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

                                For the fiscal year ended December 31, 2000

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

(Registrant's telephone number, including area code) (602) 852-6600

Securities registered pursuant to Section 12(b) of the Act:
                        Title of Class                                          Name of each Exchange on which registered
                        ------------------------------------                    -----------------------------------------
                        12% Subordinated Debentures Due 2003                    American Stock Exchange
                        11% Subordinated Debentures Due 2007                    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                        Title of Class                                          Name of each Exchange on which registered
                        ------------------------------------                    -----------------------------------------
                        Common Stock, $.001 par value                           The Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common stock held by non-affiliates of the registrant was approximately $18,025,000 as of March 30, 2001 based on the closing market price of the Registrants common stock on Nasdaq on that date.

              Applicable Only to Registrants Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                   (Applicable Only to Corporate Registrants)
     As of March 30, 2001, there were 12,291,909 shares of common stock of the Registrant outstanding.

================================================================================

                                                      Ugly Duckling Corporation
                                                          TABLE OF CONTENTS
                                             For the fiscal year ended December 31, 2000

  PART I                                                                                                                PAGE

             Item 1       Business.....................................................................................  1
             Item 2       Properties...................................................................................  5
             Item 3       Legal Proceedings............................................................................  5
             Item 4       Submission Of Matters To A Vote Of Security Holders..........................................  5
             Item 4A      Executive Officers Of The Registrant.........................................................  6
  PART II

             Item 5       Market For The Registrant's Common Equity Securities And Related
                          Stockholder Matters..........................................................................  7
             Item 6       Selected Consolidated Financial Data.........................................................  8
             Item 7       Management's Discussion And Analysis Of Financial Condition And
                          Results Of Operations........................................................................ 10
             Item 7A      Quantitative And Qualitative Disclosures About Market Risk................................... 29
             Item 8       Consolidated Financial Statements And Supplementary Data..................................... 30
             Item 9       Changes In And Disagreements With Accountants On Accounting And
                          Financial Disclosures........................................................................ 53
  PART III

             Item 10      Directors And Executive Officers Of The Registrant........................................... 54
             Item 11      Executive Compensation....................................................................... 55
             Item 12      Security Ownership Of Certain Beneficial Owners And Management............................... 60
             Item 13      Certain Relationships And Related Transactions............................................... 62
  PART IV

             Item 14      Exhibits, Consolidated Financial Statement Schedules, And Reports On
                          Form 8-K..................................................................................... 63
  Signatures........................................................................................................... 68


                                     PART I

                               ITEM 1 -- BUSINESS

Principal Line of Business

We operate the largest chain of buy here-pay here car dealerships in the United States. At December 31, 2000, we operated 77 dealerships located in eleven large markets from coast to coast. We have one primary line of business: to sell and finance quality used vehicles exclusively to customers within the sub-prime segment of the used car market.

Our business is divided into three operating segments. Information about our operating segments can be found in Note (189) of the Notes to Consolidated
Financial Statements. Operating segment information is also included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Segment Information".

We commenced operations through various entities beginning in 1989. Ugly Duckling Corporation was formed in Arizona in 1992 and was reincorporated in Delaware in 1996.


         Overview of Used Car Sales and Finance Industry <F1>

Used Car Sales and Financing

Used car retail sales typically occur through either manufacturer's franchised new car dealerships that sell used cars or through independent used car dealerships. The market for used car sales is significant and has approximately 19,000 franchised and 54,000 independent used car dealers in the United States.

The automobile financing industry is the third-largest consumer finance market in the country, after mortgage debt and credit card revolving debt. This industry is served by such traditional lending sources as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and buy here-pay here dealers. In general, the industry is categorized according to the type of car sold (new versus used) and the credit characteristics of the borrower. Based on these credit characteristics, credit worthiness classifications have evolved generally ranging from A through D, with the D classification representing those customers being the least credit worthy. The C and D, or sub-prime segment, is comprised of customers who typically have limited credit histories, low incomes or past credit problems. This sub-prime market segment alone is estimated to produce $136 billion in year 2001 retail sales. Of the C and D total market, independent used car dealerships provide approximately $58 billion of total retail sales, or 42.6%.

We are a buy here-pay here dealer and participate in the sub-prime segment of the independent used car sales and finance market. Buy here-pay here dealers typically offer their customers certain advantages over more traditional financing sources, including:

     expanded credit opportunities;

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

<F1>
The industry statistical information presented in this section from information provided to us by CNW Marketing/Research of Bandon, Oregon.

                     Company Dealership (Retail) Operations

Growth in Dealership Sites

We commenced dealership operations in 1992 with the acquisition of two dealerships in Arizona. At December 31, 1996, we had expanded to 8 dealerships, all in Arizona. Beginning in 1997, we expanded through a combination of de novo dealership developments and acquisitions. Acquisitions in 1997 and 1999 added 38 dealerships in ten new markets outside of Arizona. Since 1996, we have also developed a total of 26 de novo sites in existing markets. We have since decided to slow our growth to allow us to integrate and build up the previously acquired and constructed dealerships. In addition, we felt that our stock price did not reflect the true value of our outstanding common stock and that repurchases of our common stock was a better use of our capital than expansion, so we used excess capital to repurchase our common stock in an effort to increase shareholder value by decreasing dilution of the stock. See Note (12) of the Notes to Consolidated Financial Statements for a further discussion of our stock purchases. Currently, we are limited in our ability to grow or purchase additional stock by capital constraints. As new capital is secured, we will consider whether to resume our growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Risk Factors".

The following table summarizes the number of dealerships in operation by market for the last three years:

                                      Dealerships by Market
                              ------------------------------------
                               2000           1999           1998
                              ------         ------         ------
Los Angeles.............       13             12              8
Phoenix.................        9              9              9
San Antonio.............        9              9              9
Atlanta.................        9              9              9
Tampa...................        9              9              8
Dallas..................        8              7              6
Richmond................        5              5             --
Orlando.................        7              4             --
Tucson..................        3              3              3
Albuquerque.............        3              3              3
Las Vegas...............        2              2              1
                              ------         ------         ------
                               77             72             56
                              ======         ======         ======

Retail Car Sales

We distinguish our retail operations from those of typical buy here-pay here dealers through our:

  dedication to customer service,        advertising and marketing programs,
  larger inventories  of used cars,      upgraded  facilities,  and
  network of  multiple locations,        centralized purchasing.

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

Each dealership is run by a general manager who has responsibility for the operations of the dealership facility, including:

  underwriting and approval of sales and loan originations, profitability of the dealership, hiring, training, and performance of dealership employees, post-sale customer relations, and o inventory maintenance, the appearance and condition of the facility.

Our dealerships generally maintain an average inventory of 50 to 150 used cars and feature a wide selection of makes and models (with ages generally ranging from 4 to 9 years) and a range of sale prices. This inventory allows us to meet the tastes and budgets of a broad range of potential customers. We acquire our inventory from new or late-model used car dealers, used car wholesalers, used car auctions, and customer trade-ins. In making purchases, we take into account each car's retail value, longevity, and the costs of buying, reconditioning, and delivering the car for resale. After purchase, cars are generally delivered to one of our 15 inspection centers, where they are inspected and reconditioned for sale.

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

During 2000, we developed a risk management department, which is currently focusing on credit risk modeling techniques. As a result of the establishment of this function, we have already begun to make significant business adjustments in our underwriting policies. We anticipate that these will have a positive impact in lowering loan losses on new originations. In 2001, we are planning to develop and implement our first generation of statistically derived scorecards. We believe the development and implementation of these tools will improve our ability to assess and manage underwriting quality.

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

Unlike most other used car dealership chains or automobile finance companies, we permit our customers to make payments on their loans in person at any of our dealerships or at any of our collection facilities. When a past due customer arrives to make a payment, the Office Coordinator processing the payment will notify the in-store account representative. This allows the account representative to speak with the customer in person and reinforce the importance of making payments on time. Payments received at our dealerships currently account for more than 70% of monthly loan receipts.

Integrated Computer System

We manage all the operations of our inspection centers, dealerships, loan service centers, and our accounting and reporting functions with a single integrated computer system. When we purchase a used car, the system automatically adds the car to inventory and records the appropriate entries in our accounting system. Reconditioning costs also are subsequently tracked for each car. With the generation of a sales contract, the system automatically adds the loan to our loan servicing and collections database and records the sale, cost of sale, inventory, loan and all related entries in our accounting system. We use both local and wide-area data and voice communication networks that allow us to account for all purchase and sale activity centrally and to service large volumes of loans from one of our centralized servicing facilities. At the same time, we retain the capability and flexibility that allows our customer to make payments at any of our dealership locations. We also have developed comprehensive databases and sophisticated management tools, including static pool analysis, to analyze customer payment history and loan performance, and to monitor underwriting effectiveness.

Primarily as a result of acquisitions, for substantially all of 1998, we managed our operations on four different computer systems. In September and October 1998 and February 1999, we converted operations to our single integrated computer system.

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

Internet Activity

In 1999, we began to accept credit inquiries via the Internet on our web site at www.uglyduckling.com. Credit inquiries received over the web are reviewed by our employees, who then contact the customers and schedule appointments. This "clicks and mortar" approach has increased our internet sales dramatically since inception in 1999, with internet based applications spawning sales totaling $36.9 million during 2000, up from $8.0 million in 1999. Thus far in 2001, this trend has continued. We are in the process of developing new strategies to increase internet application levels and enhance closing ratios, and believe sales activity via the internet will increasingly become a complimentary method of expanding our base of operations.

Securitization Program

We periodically securitize our loan portfolio as a significant source of capital to finance our business. Historically we have applied two methods in structuring these transactions. For the quarter ended September 30, 1998 and for prior periods, we structured and recorded securitization transactions for accounting purposes using what we refer to as the "gain on sale" method. After September 30, 1998, we changed the way we structured and recorded securitization transactions for accounting purposes to what we refer to as the "collateralized borrowing" method. The application of these two methods in structuring and recording securitization transactions result in materially different accounting entries on our books and our results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Other Significant Items."

Discontinued Operations

In December 1999, we sold our Cygnet Dealer Finance (CDF) subsidiary to an entity controlled by Ernest C. Garcia II, our Chairman and principal shareholder, for approximately $37.5 million, the book value of our investment in CDF. As a result of the sale, CDF has been reclassified as discontinued operations for 1999 and all preceding years. See Note (2) and Note (6) of the Notes to Consolidated Financial Statements for further discussion of the sale of CDF.

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

Trademarks and Proprietary Rights

We have an ongoing program under which we evaluate our intellectual property and consider appropriate federal and state intellectual property related filings. We believe that there is significant value in our trademarks, but that our business as a whole is not materially dependent on our trademarks. We believe we have taken appropriate measures to protect our proprietary rights. However, there can be no assurance that such efforts have been successful.

Employees

At February 28, 2001, we employed approximately 2,600 persons, with 1,750, 650 and 200 employed in the operation of our retail, portfolio and corporate segments, respectively. None of our employees are covered by a collective bargaining agreement.

Seasonality

Historically, we have experienced higher same store revenues in the first two quarters of the year than in the latter half of the year. We believe that these results are due to seasonal buying patterns resulting in part because many of our customers receive income tax refunds during the first half of the year, which are a primary source of down payments on used car purchases.


                              ITEM 2 -- PROPERTIES

     As of December 31, 2000, we leased substantially all of our facilities. For a description of our major leases, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Supplemental Borrowings - Sale-Leaseback of Real Property" and "-Liquidity and Capital Resources - Capital Expenditures and Commitments." Facilities operated currently include 77 dealerships, 15 inspection centers, 4 loan administration and collection facilities that service our loan portfolio, and our corporate office. However, by May 2001, we expect to have closed two of our four loan administration and collection facilities. See Note (18)of the Notes to Consolidated Financial Statements for further discussion of these closings. Our corporate administrative office is located in Phoenix, Arizona.


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

     On October 3, 2000, Mr. Ernest C. Garcia II, made an offer to the board of directors to purchase all of the outstanding shares of our common stock not already held by him. Our board of directors established a special transaction committee to evaluate and make a recommendation to the full board. Several lawsuits were filed in Delaware against us and the members of our board of directors as a result of this offer, alleging breach of fiduciary duty and seeking an injunction against proceeding with the transaction. On October 27, 2000, Mr. Garcia withdrew his offer. These lawsuits have since been dismissed without prejudice. In his filing with the Securities and Exchange Commission, Mr. Garcia has expressed a continuing interest in acquiring all of our outstanding common stock.

     On March 20, 2001, a shareholder derivative action was filed, purportedly on behalf of Ugly Duckling Corporation, in the Court of Chancery for the State of Delaware in New Castle County, captioned Berger v. Garcia, et al., No. 18746NC. The complaint alleges our current directors breached fiduciary duties owed to us in connection with certain transactions between us and Mr. Garcia and various entities controlled by Mr. Garcia. We are named as a nominal defendant in the action. The action seeks a recovery by us of alleged compensatory damages sustained as a result of the transactions. The defendants intend to vigorously defend the allegations and believe the action is without merit.


          ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fourth quarter of 2000.

                 ITEM 4A -- EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Information Concerning our Chairman of the Board and our Executive Officers as of March 2001.

       Name                             Age   Position
       ----------------------------     ---   -----------------------------------
       Ernest C. Garcia II.........     43    Chairman of the Board
       Gregory B. Sullivan.........     42    President, Chief Executive Officer  and Director
       Steven T. Darak.............     53    Senior Vice President and Chief Financial Officer
       Steven A. Tesdahl...........     41    Senior Vice President and Chief Information Officer
       Jon D. Ehlinger.............     43    Vice President, General Counsel and Secretary
       C. Robert Fulton............     35    Treasurer

     Ernest C. Garcia II has served as our Chairman of the Board since 1992. Mr. Garcia served as Chief Executive Officer from 1992 to 1999, and served as President from 1992 to 1996. Mr. Garcia is also a significant stockholder of Ugly Duckling, owning approximately 55.9% of our stock as of March 30, 2001. Mr. Garcia is President of Verde Investments, Inc. (Verde), a real estate investment corporation that is also an affiliate of ours. See below "Involvement in Certain Legal Proceedings by Directors and Executive Officers."

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

     Steven A. Tesdahl has served as our Senior Vice President and Chief Information Officer since September of 1997. From 1993 to 1997, Mr. Tesdahl was a partner with Andersen Consulting, a leading global provider of business integration consulting services. Prior to 1993, Mr. Tesdahl was an Associate Partner with Andersen Consulting.

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

     Robert Fulton was appointed as our Treasurer in February 2001. Mr. Fulton joined us in November 2000. From April 1998 to November 2000, Mr. Fulton served as the Director of Investor Relations/Assistant Treasurer at The Dial Corporation. Prior to that time, Mr. Fulton held various industry positions in corporate treasury and banking.

     Our officers are elected each year at the first meeting of our Board of Directors subsequent to our annual meeting of shareholders, which we currently expect to schedule for no later than July of this year. Our officers hold office until their successors are chosen and qualified or until their earlier retirement, resignation, or removal. Except as summarized above, there is no family relationship among any of our officers and directors.

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

                                                                                         Market Price
                                                                                ================================
                                                                                  High                    Low
                                                                                ========                ========
        Fiscal Year 2000:
        First Quarter...................................................        $ 8.50                  $ 6.69
        Second Quarter..................................................        $ 8.13                  $ 6.84
        Third Quarter...................................................        $ 7.50                  $ 5.81
        Fourth Quarter..................................................        $ 5.88                  $ 3.94

        Fiscal Year 1999:
        First Quarter...................................................        $ 6.50                  $ 4.25
        Second Quarter..................................................        $ 7.69                  $ 5.13
        Third Quarter...................................................        $ 9.00                  $ 6.88
        Fourth Quarter..................................................        $ 8.88                  $ 6.81

     On March 30, 2001, the last reported sale price of the common stock on NASDAQ was $3.50 per share. On March 30, 2001, there were approximately 75 record owners of our common stock. We estimate that as of such date there were approximately 2,000 beneficial owners of our common stock.

     Dividend Policy. We have never paid dividends on our common stock and do not anticipate doing so in the foreseeable future. It is the current policy of our Board of Directors to retain any earnings to finance the operations and expansion of our business. In addition, the terms of our primary revolving credit facility prevent us from declaring or paying dividends without consent of the lender. From time to time, our other financings may also include restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Resources - Revolving Facility."

     1998 Exchange Offer. In the fourth quarter of 1998, we issued a total of approximately $17.5 million of our 12% subordinated debentures due 2003 in exchange for approximately 2.7 million shares of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Supplemental Borrowings -- 1998 Exchange Offer." Beginning on March 2, 1999, the debentures became listed and traded on the American Stock Exchange under the ticker symbol UGY.

     2000 Exchange Offer. In the second quarter of 2000, we issued a total of approximately $11.9 million of our 11% subordinated debentures due 2007 in exchange for approximately 1.1 million shares of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Supplemental Borrowings -- 2000 Exchange Offer." Beginning on April 15, 2000, the debentures became listed and traded on the American Stock Exchange under the ticker symbol UGY.

                 ITEM 6 -- SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our selected historical consolidated financial data for each of the years in the five-year period ended December 31, 2000. The selected annual historical consolidated financial data for 2000, 1999, 1998, 1997, and 1996 are derived in part from our consolidated financial statements audited by KPMG LLP, independent auditors. For additional information, see our consolidated financial statements included in this report. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain information presented below under the captions: "Other Operating Data", "Segment Operating Expense Data", "Balance Sheet Data" and "Loan Portfolio Data" is unaudited.

                                                    UGLY DUCKLING CORPORATION
                                                  Consolidated Operating Results
                                           ($ In thousands, except per share amounts)

                                                                                Years Ended December 31,
                                                        ----------------------------------------------------------------
                                                        ----------------------------------------------------------------
                                                           2000         1999         1998         1997         1996
                                                        ------------ ------------ ------------ ------------ ------------
                                                        ------------ ------------ ------------ ------------ ------------
Cars Sold...................................               56,870       46,120       35,964       16,636        7,565
                                                        ============ ============ ============ ============ ============
Total Revenues .............................            $ 604,856    $ 465,954    $ 332,479    $ 155,419    $  68,827
                                                        ============ ============ ============ ============ ============
Sales of Used Cars..........................            $ 483,282    $ 389,908    $ 287,618    $ 123,814    $  53,768
Less: ......................................
Cost of Used Cars Sold .....................              268,248      219,037      165,262       72,358       29,890
Provision for Credit Losses ................              141,971      102,955       65,318       22,354        9,657
                                                        ------------ ------------ ------------ ------------ ------------
                                                           73,063       67,916       57,018       29,102       14,221
                                                        ------------ ------------ ------------ ------------ ------------

Other Income/Expense:
Interest Income ............................              119,719       68,574       17,287       12,559        8,597
Portfolio Interest Expense .................               26,698       14,597        2,860          175          -
                                                        ------------ ------------ ------------ ------------ ------------
Net Interest Income ........................               93,021       53,977       14,427       12,384        8,597
Gain on Sale of Loans ......................                  -            -         12,093        6,721        3,925
Servicing and Other Income .................                1,855        7,472       15,481       12,325        2,537
                                                        ------------ ------------ ------------ ------------ ------------
Total Other Income .........................               94,876       61,449       42,001       31,430       15,059
                                                        ------------ ------------ ------------ ------------ ------------
Income before Operating Expenses ...........              167,939      129,365       99,019       60,532       29,280

Operating Expenses:
Selling and Marketing ......................               28,756       23,123       18,246       10,538        3,585
General and Administrative .................              105,387       81,570       69,894       39,414       14,210
Depreciation and Amortization ..............                9,065        6,948        4,912        3,148        1,382
                                                        ------------ ------------ ------------ ------------ ------------
Operating Expenses .........................              143,208      111,650       93,052       53,100       19,177
                                                        ------------ ------------ ------------ ------------ ------------
Income before Other Interest Expense .......               24,731       17,715        5,967        7,432       10,103
Other Interest Expense .....................                9,463        3,028          161          531        2,429
                                                        ------------ ------------ ------------ ------------ ------------

Earnings before Income Taxes ...............               15,268       14,687        5,806        6,901        7,674
Income Taxes ...............................                6,205        6,000        2,351        2,820          694
                                                        ------------ ------------ ------------ ------------ ------------
Earnings from Continuing Operations ........            $   9,063    $   8,687    $   3,455    $   4,081    $   6,980
                                                        ============ ============ ============ ============ ============
Earnings per Common Share - Continuing Operations:
Basic ......................................            $    0.67    $    0.58    $    0.19    $    0.23    $    0.89
                                                        ============ ============ ============ ============ ============
Diluted ....................................            $    0.67    $    0.57    $    0.19    $    0.22    $    0.84
                                                        ============ ============ ============ ============ ============
Shares Used in Computation:
Basic Weighted Avg. Shares Outstanding .....               13,481       15,093       18,082       17,832        7,887
                                                        ============ ============ ============ ============ ============
Diluted Weighted Avg. Shares Outstanding....               13,627       15,329       18,405       18,234        8,298
                                                        ============ ============ ============ ============ ============


           ITEM 6 -- SELECTED CONSOLIDATED FINANCIAL DATA - Continued

                                                                                Years Ended December 31,
                                                        ----------------------------------------------------------------
                                                        ----------------------------------------------------------------
                                                           2000         1999         1998         1997         1996
                                                        ------------ ------------ ------------ ------------ ------------
                                                        ------------ ------------ ------------ ------------ ------------
Other Operating Data:
Total Revenues...............................           $ 604,856    $ 465,954    $ 332,479    $ 155,419    $  68,827
Sales of Used Cars ..........................           $ 483,282    $ 389,908    $ 287,618    $ 123,814    $  53,768
Diluted Earnings per Share - Continuing Operations      $    0.67    $    0.57    $    0.19    $    0.22    $    0.84
EBITDA ......................................           $  60,494    $  39,260    $  13,739    $  10,755    $  11,485
E-Commerce Revenue as % of Used Car Sales....                 7.6%         2.1%         --           --           --
Number of Dealerships in Operation...........                  77           72           56           41            8
Average Sales per Dealership per Month.......                  62           64           63           79           78
Number of Used Cars Sold ....................              56,870       46,120       35,964       16,636        7,565
Sales price - Per Car Sold...................           $   8,498    $   8,454    $   7,997    $   7,443    $   7,107
Cost of Sales - Per Car Sold.................           $   4,717    $   4,749    $   4,595    $   4,349    $   3,951
Gross Margin - Per Car Sold..................           $   3,781    $   3,705    $   3,402    $   3,094    $   3,156
Provision - Per Car Sold.....................           $   2,496    $   2,232    $   1,816    $   1,344    $   1,276
Total Operating Expense - Per Car Sold.......           $   2,518    $   2,420    $   2,587    $   3,192    $   2,535
Total Operating Income - Per Car Sold........           $     435    $     384    $     166    $     447    $   1,335
Total Operating Income.......................           $  24,731    $  17,715    $   5,967    $   7,432    $  10,103
Earnings before Income Taxes.................           $  15,268    $  14,687    $   5,806    $   6,901    $   7,674
Cost of Used Cars as Percent of Sales........                55.5%        56.2%        57.5%        58.4%        55.6%
Gross Margin as Percent of Sales.............                44.5%        43.8%        42.5%        41.6%        44.4%
Provision as % of Originations...............                30.1%        26.9%        23.6%        19.1%        19.7%
Total Operating Exp. - % of Total Revenue....                23.7%        24.0%        28.0%        34.2%        27.9%
Segment Operating Expense Data:
Retail Operating Expense - Per Car Sold......           $   1,579    $   1,550    $   1,574    $   1,760    $   1,347
Retail Operating Expense - % of Used Car Sales               18.6%        18.3%        19.7%        23.7%        19.0%
Corporate/Other Expense - Per Car Sold.......           $     412    $     417    $     462    $     625    $     564
Corporate/Other Expense - % of Total Revenue.                 3.9%         4.1%         5.0%         6.7%         4.9%
Portfolio Expense Annualized - % Managed Principal            5.8%         4.9%         6.8%         4.6%         6.2%
Balance Sheet Data:
Finance Receivables, Net.....................           $ 500,469    $ 365,586    $ 126,168    $  60,778    $  14,186
Inventory....................................           $  63,742    $  62,865    $  44,145    $  32,372    $   5,464
Total Assets.................................           $ 652,121    $ 536,711    $ 337,281    $ 275,633    $ 117,629
Notes Payable - Portfolio....................           $ 406,551    $ 275,774    $ 101,732    $  65,171    $  12,904
Subordinated Notes Payable...................           $  34,522    $  28,611    $  37,980    $  12,000    $  14,000
Total Debt...................................           $ 457,652    $ 340,941    $ 155,611    $  77,171    $  26,904
Common Stock.................................           $ 173,742    $ 173,292    $ 173,828    $ 172,622    $  82,612
Treasury Stock...............................           $ (40,114)   $ (20,321)   $ (14,510)         --           --
Total Stockholders' Equity...................           $ 155,400    $ 165,680    $ 162,767    $ 181,774    $  82,319
Common Shares Outstanding - End of Year .....              12,292       14,888       15,841       18,521       13,327
Book Value per Share.........................           $   12.64    $   11.13    $   10.28    $    9.81    $    6.18
Tangible Book Value per Share................           $   11.62    $   10.17    $    9.35    $    8.93    $    6.02
Total Debt to Equity.........................                 2.9          2.1          1.0          0.4          0.3
Loan Portfolio Data:
Interest Income..............................           $ 119,719    $  68,574    $  17,287    $  12,559    $   8,597
Average Yield on Portfolio...................                26.3%        26.0%        25.8%        26.7%        29.2%
Principal Balances Originated................           $ 472,091    $ 382,335    $ 277,226    $ 116,830    $  48,996
Principal Balances Originated as % of Sales .                97.7%        98.1%        96.4%        94.4%        91.1%
Number of Loans Originated...................              56,666       45,756       35,560       16,001        6,929
Average Original Amount Financed.............           $   8,331    $   8,356    $   7,796    $   7,301    $   7,071
# of Loans Originated as % of Units Sold.....                99.6%        99.2%        98.9%        96.2%        91.6%
Managed Portfolio Delinquencies:
Current......................................                66.1%        63.2%        59.7%          *            *
1 to 30 days.................................                26.1%        27.8%        31.6%          *            *
31 to 60 days................................                 4.7%         5.9%         4.6%          *            *
Over 60 days.................................                 3.1%         3.1%         2.1%          *            *
Principal Outstanding - Managed..............           $ 519,005    $ 424,480    $ 292,683    $ 183,321    $  49,066
Principal Outstanding - Retained.............           $ 514,946    $ 358,818    $  93,936    $  55,965    $   7,068
Number of Loans Outstanding - Managed........              84,864       70,450       49,601       35,762        9,615
Number of Loans Outstanding - Retained.......              82,598       53,081       12,415        7,993        1,045

* Information not available


                ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion and analysis we explain our general financial condition and results of operations. In particular, we analyze and explain the significant annual changes in the consolidated results of operations as well as significant annual changes for our retail, portfolio and corporate segments. As you read this discussion, you should refer to our Consolidated Financial Statements beginning on page ##, which contain our financial condition at December 31, 2000 and 1999 and the results of our operations for years ended December 31, 2000, 1999, and 1998.

Overview

     We have experienced a number of significant events during the past three years. Some of the more important events follow:

     During  1998 we:

     closed our branch office network, resulting in two significant charges to discontinued operations totaling $15.1 million, approximately $9.2 million, net of income taxes (an additional charge of $1.5 million net of income taxes was taken in the fourth quarter of 1999), completed the conversion of our retail operations to a single computer system,

     developed 15 new dealerships to increase our total number of dealerships in operation from 41 at December 31, 1997 to 56 at December 31, 1998, and completed an exchange offer whereby we issued $17.5 million in subordinated debentures and repurchased approximately 2.7 million shares of our common stock.

    During 1999 we:

     completed the conversion of loan portfolio administration, accounting and financial reporting, and collections to a single computer system,

     completed two acquisitions and developed new dealerships to increase our total number of dealerships in operation from 56 at December 31, 1998 to 72 at December 31, 1999,

     completed the sale of Cygnet Dealer Finance, Inc. to Cygnet Capital Corporation, an affiliate of Mr. Garcia, and adopted aformal plan to discontinue the operations of our Cygnet Servicing subsidiary operations.

    During 2000 we:

     implemented In Store collectors in all 77 dealerships,

     developed 5 new dealerships to increase our total number of dealerships in operation from 72 at December 31, 1999 to 77 at December 31, 2000,

     completed an exchange offer through which we acquired approximately 1.1 million shares of our common stock in exchange for $11.9 million of subordinated debentures,

     repurchased an additional 1.6 million shares of our common stock at an average price of $7.19 per share,

     increased the amount charged to current operations for our provision for credit losses to 29% of originations, beginning in the third quarter of 2000, an increase from the amount previously charged of 27%, and incurred  a $5.9  million  after tax charge to  earnings  during the fourth
     quarter  to  increase  our   effective   Allowance  for  Credit  Losses  to
     approximately 30% of loan originations.

     Other Significant Items - We securitize our loan portfolio as a significant source of capital to finance our business. Historically we have applied two methods in structuring these transactions that result in materially different accounting entries on our books. Our financial results reported herein include periods where both securitization structures were utilized, we will describe these structures and the material impact they have had on financial results.

     Subsequent to September 30, 1998 - Beginning in the fourth quarter of 1998, we changed the way we structure securitization transactions for accounting purposes to what we refer to as the "collateralized borrowing" method and accordingly recognize the income and associated costs over the life of the loan. The change in structure beginning in the fourth quarter of 1998 did not affect our prior securitizations.

     Collateralized Borrowing Method - Under the collateralized borrowing method, we retain the securitized loans on our balance sheet, and we record a note payable known as Class A obligations for the amount loaned to us by the Class A note holders. As additional collateral for the borrowers, at closing, cash is deposited into a restricted cash "reserve" account (reported herein as Investments Held in Trust). Under this accounting method, our financial statements include interest income, interest expense, servicing costs and the other costs generally associated with loan portfolio accounting and are recognized over the life of the loan.

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

     Gain on Sale Method - Under the gain on sale method, we transferred the securitized loans off of our balance sheet, and recorded a residual interest (reported herein as Residual Interest in Finance Receivables Sold) and a Gain on Sale of Loans. Subsequent to a sale we did not record traditional financial statement elements generally associated with loan portfolios such as interest income, interest expense, servicing costs and other costs, but rather we estimated them at the time of sale and recorded them as an element of the gain computation.

     With  this   overview  and   background   information,   the  following  is
management's discussion and analysis of financial condition and results of operations.

Sales of Used Cars and Cost of Used Cars Sold
                                                           2000         1999         1998              % Change
                                                        ------------ ------------ ------------ -------------------------
                                                                                                  2000         1999
($ in thousands)                                        ------------ ------------ ------------ ------------ ------------
Number of Used Cars Sold ...........                       56,870       46,120       35,964         23.3%        28.2%
                                                        ============ ============ ============ ============ ============

Sales of Used Cars .................                    $ 483,282    $ 389,908    $ 287,618         23.9%        35.6%
Cost of Used Cars Sold .............                    $ 268,248    $ 219,037    $ 165,282         22.5%        32.5%
                                                        ------------ ------------ ------------ ------------ ------------
Gross Margin .......................                    $ 215,034    $ 170,871    $ 122,336         25.8%        39.7%
                                                        ============ ============ ============ ============ ============

Gross Margin % .....................                         44.5%        43.8%        42.5%
Per Car Sold:
Sales ..............................                    $   8,498    $   8,454    $   7,997          0.5%         5.7%
Cost of Used Cars Sold .............                    $   4,717    $   4,749    $   4,595         -0.7%         3.4%
                                                        ------------ ------------ ------------ ------------ ------------
Gross Margin .......................                    $   3,781    $   3,705    $   3,402          2.1%         8.9%
                                                        ============ ============ ============ ============ ============


     The number of Used Cars Sold, Sales of Used Cars, and Cost of Used Cars Sold has steadily increased from 1998 through 2000. Same store revenues and unit sales remained comparable for the years ended December 31, 2000, 1999 and 1998. However, the growth from 56 dealerships in 1998 to 77 in 2000 has had a significant impact on our revenues, coupled with an increase year over year in the sales price per car sold. The gross margin percentage has also continued to improve, as we have been successful in increasing our sales prices by more than the increase in the cost of used cars sold, along with initiatives in process to more tightly control the costs we are paying for our vehicles. We anticipate future revenue streams to level off as we focus on improving the quality of the loans we write and slow our dealership expansion efforts.

     The Company finances substantially all of its sales. The percentage of sales revenue financed for 2000 has decreased as a result of initiatives put in place to increase the minimum amount of down payment required from $500 to $600, which began in May 2000.

     The following table indicates the percentage of sales units and revenue financed:

                                                           2000         1999         1998
                                                        ------------ ------------ ------------
Percentage of used cars sold financed.......                 99.6%        99.2%        98.9%
                                                        ============ ============ ============
Percentage of sales revenue financed........                 97.7%        98.1%        96.4%
                                                       ============= ============ ============
Provision for Credit Losses
                                                           2000         1999         1998              % Change
                                                        ------------ ------------ ------------ -------------------------
                                                                                                  2000         1999
                                                        ------------ ------------ ------------ ------------ ------------
Provision for Credit Losses (in thousands)..            $ 141,971    $ 102,955    $  65,318         37.9%        57.6%
                                                        ============ ============ ============
Provision per loan originated...............            $   2,513    $   2,250    $   1,837         11.7%        22.5%
                                                        ============ ============ ============
Provision as a percentage of
principal balances originated...............                 30.1%        26.9%        23.6%
                                                        ============ ============ ============

     Provision for Credit Losses is the amount we charge to current operations on each car sold to establish an allowance for credit losses. The Provision for Credit Losses in total, per loan originated and as a percent of principal balances originated increased in both 2000 and 1999. The increases in 2000 can be attributed to an overall increase in the provision charged to current operations increased from 27% of loans originated in 1999 to approximately 30% of originations for 2000. The increase was obtained by raising the amount charged to current operations to 29% of loan originations beginning in the third quarter of 2000, as well as recording an additional $5.9 million provision, net of income taxes, during the fourth quarter of 2000. This increase and the charge were the result of continued review of the adequacy of the Allowance for Credit Losses balance. The additional provision during 2000 is estimated to bring the allowance balance to a level anticipated to be adequate to cover the net charge offs for the targeted range of 12 to 15 months. The increase in 1999 was primarily due to an increase in the average amount financed to $8,356 per unit in the year ended December 31, 1999 from $7,796 per unit in the year ended December 31, 1998. The increase from 1998 to 1999 was also a result of the change in our securitization structure as discussed in the following paragraph.

     When we changed the way we structured securitizations for accounting purposes in the fourth quarter of 1998, we also changed the amount we provided for credit losses. For periods prior to the fourth quarter of 1998, we generally provided a Provision for Credit Losses of approximately 20% of the loan principal balance at the time of origination. Upon securitization, using the gain on sale method, losses for the life of the loans were estimated and recorded as an element of the gain computation. Beginning in the fourth quarter of 1998, we increased the provision for credit losses to 27% of the initial amount financed and subsequently to 29% beginning in the third quarter of 2000. The additional charge during the fourth quarter of 2000 brought the total provision to approximately 30% of loan originations.

Net Interest Income
                                                           2000         1999         1998              % Change
                                                        ------------ ------------ ------------ -------------------------
                                                                                                  2000         1999
($ in thousands)                                        ------------ ------------ ------------ ------------ ------------
Interest Income.......................                  $ 119,719    $  68,574    $  17,287         74.6%       296.7%
Portfolio Interest Expense............                     26,698       14,597        2,860         82.9%       410.4%
                                                        ------------ ------------ ------------
Net Interest Income.....................                $  93,021    $  53,977    $  14,427         72.3%       274.1%
                                                        ============ ============ ============
Average Effective Yield..............                        26.3%        26.0%        25.8%
                                                        ============ ============ ============
Average Borrowing Cost................                        8.7%         8.0%         9.5%
                                                        ============ ============ ============

    Interest Income for 2000 and 1999 consists primarily of interest on finance receivable principal balances retained on our balance sheet. Retained principal balances grew from $93.9 million at December 31, 1998 to $358.8 million at December 31, 1999 to $514.9 million at December 31, 2000 primarily as a result of the change in our securitization structure, coupled with the year over year growth in revenues. Interest income in 1998 consists primarily of interest income from Residuals in Finance Receivables Sold retained under our securitization structure using the gain on sale method. Residuals in Finance Receivables Sold were $33.3 million December 31, 1998. Both retained principal balances and Residuals in Finance Receivables Sold are components of Finance Receivables, Net. See "Growth in Finance Receivables, Net" beginning on page ##.

     Interest Expense for 2000 consists primarily of interest on our revolving facility and the Class A obligations issued in our securitization transactions arising from the collateralized borrowings on the retained portfolio. The increase in interest expense year over year from 1998 to 2000 is in direct correlation to the increase in retained principal balances noted above. The increase in average borrowing cost from 1999 to 2000 is attributable to a rise in interest rates on our variable rate debt, additional higher rate debt incurred in our exchange offers and an increase in the interest rate on our senior subordinated note payable. Interest expense in 1998 relates solely to expense on our revolving facility for the period between origination and securtization, which generally averaged three months.

Gain on Sale of Loans

     We recorded no gain on sale transactions in 2000 or 1999. Gains on the sale of loans from securitization transactions were $12.1 million in 1998.

Servicing Income

     We generate Servicing Income primarily from servicing loan portfolios securitized under the gain on sale method. As we have had no gain on sale transactions since the fourth quarter of 1998, our Servicing Income has decreased significantly year over year and was $1.9 million, $7.5 million and
$15.5  million  for  the  years  ended   December  31,  2000,   1999  and  1998,
respectively.

     We service loans for monthly fees ranging from .25% to .33% of the beginning of month principal balances (3.0% to 4.0% per year). The decrease in Servicing Income in 2000 and 1999 is due to the decrease in remaining principal balances securitized and serviced under the gain on sale method from $65.7 million at December 31, 1999 to $4.1 million at December 31, 2000. The decrease in 1999 from 1998 is due to the decrease in such principal balances from $198.7 million at December 31, 1998 to $65.7 million at December 31, 1999. The decrease in Servicing Income is expected to continue as principal balances associated with loans securitized under the gain on sale method continue to decline.

Income before Operating Expenses

     As a result of our growth,  Income before Operating Expenses grew from 1998 through 2000.
                                                           2000         1999         1998              % Change
                                                        ------------ ------------ ------------ -------------------------
                                                                                                  2000         1999
                                                        ------------ ------------ ------------ ------------ ------------
Income before Operating Expenses..................      $ 167,939    $ 129,365    $  99,019         29.8%        30.6%
                                                        ============ ============ ============ ============ ============

     Growth of Sales of Used Cars and Net Interest Income, partially offset by a decrease  in Gain on Sale of Loans and Servicing and Other Income,  were the primary contributors to year over year increases.

Operating Expenses
                                                           2000         1999         1998              % Change
                                                        ------------ ------------ ------------ -------------------------
                                                                                                  2000         1999
                                                        ------------ ------------ ------------ ------------ ------------
Operating Expenses (in thousands).................      $ 143,208    $ 111,650    $  93,052         28.3%        20.0%
                                                        ============ ============ ============ ============ ============
Per Car Sold......................................      $   2,518    $   2,420    $   2,587          4.1%        (6.5)%
                                                        ============ ============ ============ ============ ============
As % of Total Revenue.............................           23.7%        24.0%        28.0%
                                                        ============ ============ ============

     Operating expenses, which consist of selling, marketing, general and administrative and depreciation/amortization expenses increased due to overall growth in the operations of the Company. Increases in operating expenses on a per car sold basis is a result of increases in salary and salary related expenses. See additional discussion of operating expenses in the Business Segment section beginning on page ##.

Other Interest Expense

     Interest expenses arising from our subordinated debt totaled $9.5 million and $3.0 million for the years ended December 31, 2000 and 1999, respectively. The increase is partially due to the additional debt incurred in our stock exchange offer completed during the second quarter of 2000 as well as a full year of interest expense on our $38 million senior secured loan facility that we entered into midyear 1999. While we have additional interest expenses arising from subordinated notes payable, a portion of this interest expense was attributed to the financing of assets and activities reported as discontinued operations. As the assets and activities of discontinued operations diminish, we do not expect to retire the subordinated notes payable but rather use these borrowings to fund our operations. Subordinated debt carries interest rates generally higher than those charged on our collateralized borrowings or unsecured senior note. Interest expense for the year ended December 31, 1998, other than interest expense associated with our retained portfolios, was not material to results of operations.

Income Taxes

     Income taxes totaled $6.2 million for the year ended December 31, 2000, $6.0 million for the year ended December 31, 1999, and $2.4 million for the year ended December 31, 1998. Our effective tax rate was 40.6% for the year ended December 31, 2000, 40.9% for the year ended December 31, 1999 and 40.5% for the year ended December 31, 1998.

Earnings from Continuing Operations

     Earnings from Continuing Operations totaled $9.1 million, $8.7 million and $3.5 million for 2000, 1999 and 1998, respectively. The increases in 2000 and 1999 resulted from an increase in the number of used cars sold, an increase in gross margin on used cars sold, and an increase in net interest income from the growth of our retained portfolio while maintaining or decreasing operating expenses as a percent of total revenues. The increase in 2000 versus 1999 was offset by an increase in the provision for credit losses charged to current operations from 27% in 1999 to approximately 30% in 2000 as previously mentioned. The increase in 1999 over 1998 was also partially offset by an increase in the provision charged for credit losses due to a change in the way we recorded our securitization transactions, a reduction in servicing income and the elimination of gain on sale income in 1999. In 1998, securitization transactions for the first three-quarters were completed using the gain on sale method, with the fourth quarter transaction being completed using the collateralized borrowings method, thus recording no gain. Additionally, beginning in the fourth quarter of 1998, the provision for credit losses was increased to 27% of the original amount financed from the 20% level used in the first three-quarters of 1998.

Discontinued Operations

     Earnings from Discontinued Operations, net of income tax benefits, was break even in 2000, $.6 million in 1999 and a loss of $9.2 million in 1998. See Note (2) to the Consolidated Financial Statements.

Business Segment Information

     We report our operations based on three operating segments. These segments are reported as Retail, Portfolio and Corporate. These segments were previously reported as Company Dealership, Company Dealership Receivables and Corporate and Other, respectively.

     Operating Expenses for our business segments, along with a description of the included activities, for the years ended December 31, 2000, 1999 and 1998 follows:

     Retail Operations. Operating expenses for our retail segment consist of our marketing efforts, maintenance and development of dealership and inspection center sites, and direct management of used car purchases, reconditioning and sales activities. A summary of retail operating expenses follows ($ in thousands except per car sold amounts):

                                                           2000         1999         1998              % Change
                                                        ------------ ------------ ------------ -------------------------
                                                                                                  2000         1999
                                                        ------------ ------------ ------------ ------------ ------------
Retail Operations......................
Selling and Marketing..................                 $  28,756    $  23,132    $  18,246         24.3%        26.8%
General and Administrative.............                    56,373       44,770       35,765         25.9%        25.2%
Depreciation and Amortization..........                     4,677        3,588        2,582         30.4%        39.0%
                                                        ------------ ------------ ------------ ------------ ------------
Retail Expense.........................                 $  89,806    $  71,490    $  56,593         25.6%        26.3%
                                                        ============ ============ ============ ============ ============
Per Car Sold:
Selling and Marketing..................                 $     506    $     502    $      50          0.8%         (.1)%
General and Administrative.............                       991          970           99          2.2%        (2.5)%
Depreciation and Amortization..........                        82           78            7          5.1%         8.3%
                                                        ------------ ------------ ------------ ------------ ------------
Total..................................                 $   1,579    $   1,550    $   1,574          1.9%        (1.5)%
                                                        ============ ============ ============ ============ ============

     Selling and marketing expenses as a percent of revenue and on a per car sold basis has remained relatively constant since 1998. Additional dealerships in existing markets have increased units sold and revenues to support the increased selling and marketing costs.

     General and Administrative expenses increased year over year as a result of our growth in the number of operating dealerships. On a per car sold basis, these expenses have increased primarily due to a rise in salary and related costs. As a percent of used car sales revenue, 2000, 1999 and 1998 remained relatively stable, primarily as a result of an increase in average selling price.

     Portfolio Operations. Operating expenses for our portfolio segment consist of loan servicing and collection efforts, securitization activities, and other operations pertaining directly to the administration and collection of the loan portfolio. A summary of portfolio operating expenses follows ($ in thousands except expense per month per loan serviced):

                                                           2000         1999         1998              % Change
                                                        ------------ ------------ ------------ -------------------------
                                                                                                  2000         1999
                                                        ------------ ------------ ------------ ------------ ------------
Portfolio Expense:
General and Administrative.............                 $  28,860    $  19,809    $  18,519         45.7%         7.0%
Depreciation and Amortization..........                     1,128        1,141        1,333         (1.1)%      (14.4)%
                                                        ------------ ------------ ------------ ------------ ------------
Portfolio Expense......................                 $  29,988    $  20,950    $  19,852         43.1%         5.5%
                                                        ============ ============ ============ ============ ============
Expense per Month per Loan Serviced....                 $   28.72    $   21.70    $   20.34
                                                        ============ ============ ============
Annualized Expense as % of EOP Managed
Principal Balances.....................                       5.8%         4.8%         6.1%
                                                        ============ ============ ============

     The increase in operating expenses for our portfolio segment year over year is primarily a result of the increasing number of loans in our portfolio. Expenses per loan serviced and as a percent of average managed portfolio has increased year over year. The increase in 2000 is attributable to the rollout of many of our collectors from the collection centers into the dealerships. These collectors focus on the 1-30 day delinquent accounts and are now located in all 77 of our dealerships. The increase from 1998 to 1999 was primarily due to personnel related issues. In the last half of 1999, we experienced loan servicing inefficiencies, including the loss of a large number of experienced collectors to other financial services entities. Our loan servicing costs increased significantly in the fourth quarter of 1999. As part of our resolution, we made market adjustments to collection staff wages and also decreased the number of delinquent accounts serviced per collector.

    Corporate Operations. Operating expenses for our corporate segment consist of costs to provide managerial oversight and reporting for Ugly Duckling, develop and implement policies and procedures, and provide expertise to Ugly Duckling in areas such as finance, legal, human resources and information technology. A summary of corporate expenses follows ($ in thousands except per car sold amounts):

                                                           2000         1999         1998              % Change
                                                        ------------ ------------ ------------ -------------------------
                                                                                                  2000         1999
                                                        ------------ ------------ ------------ ------------ ------------
Corporate Expense:
General and Administrative........................      $  20,154    $  16,991    $  15,610         18.6%         8.9%
Depreciation and Amortization.....................          3,260        2,219          997         46.9%       122.6%
                                                        ------------ ------------ ------------ ------------ ------------
Corporate Expense.................................      $  23,414    $  19,210    $  16,607         21.9%        15.7%
                                                        ------------ ------------ ------------ ------------ ------------
Per Car Sold......................................      $     412    $     417    $     462
                                                        ============ ============ ============
As % of Total Revenues ........................               3.9%         4.1%         5.0%
                                                        ============ ============ ============

     Operating expenses related to our corporate segment remained relatively stable on both a per car sold basis and as a percent of total revenue for 2000 and decreased during 1999. The decrease in 1999 is primarily as a result of various operating efficiencies. These efficiencies include those gained by the consolidation of all accounting and management information to a single computer system in early 1999. Further, as new dealerships opened in existing markets, revenue and units sold increased while expenditures related to infrastructure deployment and support, human resources activities and regulatory compliance increased at a lesser rate. Finally, as our retained portfolio increased, there is a proportionate increase in net interest income thereby significantly improving the ratio of corporate expenses to total revenues.

Financial Position

     The following table represents key components of our financial  position ($in thousands):
                                                               December 31,         % Change
                                                        ------------ ------------ ------------
                                                           2000         1999         2000
                                                        ------------ ------------ ------------
Total Assets.........................                   $ 652,121    $ 536,711         21.5%

Inventory............................                      63,742       62,865          1.4%
Finance Receivables, Net.............                     500,469      365,586         36.9%
Net Assets of Discontinued Operations                       4,175       33,880        -87.7%

Total Debt...........................                     457,652      340,941         34.2%
Notes Payable - Portfolio............                     406,551      275,774
Other Notes Payable..................                      16,579       36,556        (54.6)%
Subordinated Notes Payable...........                      34,522       28,611         20.7%
Stockholders' Equity.................                   $ 155,400    $ 165,680         -6.2%


     Total Assets. The growth in total assets from 1999 to 2000 was primarily due to an increase in Finance Receivables, Net and Inventory, offset by a decrease in Net Assets of Discontinued Operations.

     Inventory. Inventory represents the acquisition and reconditioning costs of used cars located at our dealerships and our inspection centers. Inventory levels are typically higher at year end in preparation for the strong seasonal sale period during the first and second quarters of the year. Management estimates that for each car it has at a dealership location, it must have a car in the reconditioning process at an inspection center to maintain a stable supply of cars for sale. We generally acquire our used car inventory from three sources: approximately 50% from auctions, 30% from wholesalers and 20% from new car dealerships.

     Growth in Finance Receivables, Net. As a result of our expansion, Finance Receivables, Net increased significantly during the past two years.

     Components of Finance Receivables, Net follows:
                                                               December 31,
                                                        ------------ ------------
                                                           2000         1999
                                                        ------------ ------------
Contractually Scheduled Payments..................      $ 696,220    $ 492,937
Unearned Finance Charges..........................       (181,274)    (134,119)
                                                        ------------ ------------
Principal Balances, net...........................        514,946      358,818
Accrued Interest..................................          5,655        3,741
Loan Origination Costs............................          7,293        5,079
                                                        ------------ ------------
Principal Balances, net...........................        527,894      367,638
Investments Held in Trust.........................         71,139       56,716
Residuals in Finance Receivables Sold.............          1,136       17,382
                                                        ------------ ------------
Finance Receivables...............................        600,169      441,736
Allowance for Credit Losses.......................        (99,700)     (76,150)
                                                        ------------ ------------
Finance Receivables, net..........................      $ 500,469    $ 365,586
                                                        ============ ============
Allowance as % of Ending Principal Balances, net             19.4%        21.2%
                                                        ============ ============

     The  following  table  reflects the growth in year end  principal  balances retained on our balance sheet  measured in terms of the  principal  amount ($ in thousands) and the number of loans outstanding.
                                                           Managed Loans Outstanding - December 31,
                                                        ---------------------------------------------------
                                                            Principal Balances         Number of Loans
                                                        ------------------------- -------------------------
                                                           2000         1999         2000         1999
                                                        ------------ ------------ ------------ ------------
Principal Balances - Managed...................         $ 519,005    $ 424,480    $  84,864    $  70,450
Less:  Principal - Securitized and Sold...........          4,059       65,662        2,266       17,369
                                                        ------------ ------------ ------------ ------------
Principal Balances - Retained..................         $ 514,946    $ 358,818    $  82,598    $  53,081
                                                        ============ ============ ============ ============

     The increase in Principal Balances - Retained on Balance Sheet was primarily due to the growth of used car sales and financing from growth in the number of dealerships, partially offset by the principal balance runoff of loans originated in prior periods. Our dealership network increased from 56 at the beginning of 1999 to 77 dealerships at December 31, 2000.

     Investments Held in Trust represent funds held by trustees on behalf of our securitization lenders. The increase in 2000 is attributable to additional securitizations closed during 2000.

     Residuals in Finance Receivables Sold represent the Company's subordinated interest in loans sold under the gain on sale method. The decrease in 2000 is attributable to no additional loans securitized under the gain on sale method, as well as the runoff of portfolios securitized and sold during prior periods.

     The following  table reflects  activity in the Allowance for Credit Losses, as well as  information  regarding  charge  off  activity,  for the years  ended
December 31, 2000 and 1999 ($ in thousands):
                                                        Years Ended December 31,
                                                        ------------ ------------
                                                           2000         1999
                                                        ------------ ------------
Allowance Activity:
Balance, Beginning of Period......................      $  76,150    $  24,777
Provision for Credit Losses.......................        141,971      102,955
Other Allowance Activity..........................         (2,666)      (6,424)
Net Charge Offs...................................       (115,755)     (58,006)
                                                        ------------ ------------
Balance, End of Period............................      $  99,700    $  76,150
                                                        ============ ============
Allowance as % Ending Principal Balances..........           19.4%        21.2%
                                                        ============ ============
Charge off Activity:
Principal Balances................................      $(149,734)   $ (71,277)
Recoveries, Net...................................         33,979       13,271
                                                        ------------ ------------
Net Charge Offs...................................      $(115,755)   $ (58,006)
                                                    ============ ================

     Even though a loan is charged off, we continue with collection efforts on the loan. Recoveries as a percentage of principal balances charged off from dealership operations averaged 22.7% for the year ended December 31, 2000 compared to 18.6% for the year ended December 31, 1999. The change from 1999 to 2000 can be attributed to inefficiencies in our loan service operations during the latter half of 1999, as previously mentioned. As we focused on the resolution of these inefficiencies, our recovery rate returned to expected levels.

     The Allowance for Credit Losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in our retail portfolio and is reviewed on an ongoing basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Static Pool Analysis" below.

     Net Assets of Discontinued Operations. See Note (2) to the Consolidated Financial Statements included herein.

     Total Debt. Total Debt is comprised of Notes Payable - Portfolio, Other Notes Payable and Subordinated Notes Payable. We finance the increases in our loan portfolio and other assets primarily through additional borrowings through our line of credit and additional securitizations, represented by increases in Notes Payable - Portfolio. The increase in Notes Payable - Portfolio in 2000 was primarily due to the growth in our finance receivables, which result in additional securitizations. The increase in Subordinated Notes Payable was primarily due to the issuance of approximately $11.9 million of subordinated debentures in connection with a stock exchange offer completed in the second quarter of 2000, partially offset by principal payments made on our senior subordinated note payable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Expense."

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

     The following table sets forth as of March 31, 2001, the cumulative net charge offs as a percentage of original loan cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customers before charge off. The table also shows the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).

                                   Pool's Cumulative Net Losses as Percentage of Pool's Original
                                                     Aggregate Principal Balance
                                                        (dollars in thousands)

                                             Monthly Payments Completed by Customer Before Charge Off
                                      --------------------------------------------------------------------
                              Orig.       0        3         6          12        18        24        TLI       Reduced
                          -----------     -------- -----     -----      -----     -----     -----     -----     --------
    1993                  $   12,984      8.8%     22.1%     28.5%      33.8%     35.9%     36.5%     36.8%     100.0%
    1994                  $   23,589      5.3%     14.8%     19.9%      25.6%     28.0%     28.7%     28.8%     100.0%
    1995                  $   36,569      1.9%      8.1%     13.1%      19.0%     22.2%     23.5%     24.1%     100.0%
    1996:
       1st Quarter        $   13,635      1.6%      8.1%     13.8%      20.7%     24.8%     26.1%     27.0%     100.0%
       2nd Quarter        $   13,462      2.2%      9.2%     13.3%      21.8%     25.7%     27.4%     28.8%     100.0%
       3rd Quarter        $   11,082      1.7%      6.8%     12.5%      21.2%     25.3%     27.4%     28.5%     100.0%
       4th Quarter        $   10,817      0.7%      8.4%     15.9%      24.8%     29.0%     30.8%     31.9%     100.0%
    1997:

       1st Quarter        $   16,279      2.1%     10.7%     18.2%      24.8%     29.8%     32.0%     33.5%     100.0%
       2nd Quarter        $   25,875      1.5%      9.9%     15.8%      22.7%     27.4%     29.5%     30.6%      99.9%
       3rd Quarter        $   32,147      1.4%      8.3%     13.2%      22.4%     26.9%     29.1%     30.6%      99.7%
       4th Quarter        $   42,529      1.4%      6.8%     12.6%      21.8%     26.1%     28.8%     30.0%      99.3%
    1998:

       1st Quarter        $   69,708      0.9%      6.9%     13.4%      20.9%     26.4%     28.8%     29.9%      98.8%
       2nd Quarter        $   66,908      1.1%      8.1%     14.2%      21.7%     27.3%     29.2%     30.2%      97.7%
       3rd Quarter        $   71,027      1.0%      7.9%     13.3%      23.0%     27.8%     30.3%     30.9%      96.9%
       4th Quarter        $   69,583      0.9%      6.6%     13.1%      24.3%     29.1%       x       31.7%      92.8%
    1999:

       1st Quarter        $  103,068      0.8%      7.5%     15.1%      23.6%     29.6%      --       31.3%      87.3%
       2nd Quarter        $   95,768      1.1%      9.9%     16.7%      25.5%       x        --       32.1%      80.4%
       3rd Quarter        $  102,585      1.0%       8.3%    14.2%      25.4%      --        --       29.7%      73.0%
       4th Quarter        $   80,641      0.7%      5.9%     12.8%        x        --        --       25.0%      62.9%
    2000:

       1st Quarter        $  128,123      0.3%      6.6%     14.8%       --        --        --       22.0%      53.1%
       2nd Quarter        $  118,778      0.6%      8.6%       x         --        --        --       17.9%      41.1%
       3rd Quarter        $  124,367      0.7%       x        --         --        --        --       10.3%      26.6%
       4th Quarter        $  100,823       x        --        --         --        --        --        3.0%      12.2%


     The  following  table sets forth the  principal  balances  delinquent  as a percentage  of  total  outstanding  loan
principal   balances  from  dealership operations.
                                                        Years Ended December 31,
                                                        ------------ ------------
                                                            2000         1999
                                                        ------------ ------------
         Days Delinquent:

         Current................................            66.1%        63.2%
         1-30 Days..............................            26.1%        27.8%
         31-60 Days.............................             4.7%         5.9%
         61-90 Days.............................             3.1%         3.1%
                                                        ------------ ------------
         Total Portfolio........................           100.0%       100.0%
                                                        ============ ============

     In accordance with our charge off policy, no accounts were more than 90 days delinquent as of December 31, 2000 and 1999. As a result of our initiative to put in store collectors in all of our dealerships servicing our 1-30 day delinquent accounts, we continue to see improvements in our 0-30 day delinquent account percentages. The accounts in this category have grown from 91.0% in 1999 to 92.2% in 2000. Due to this success, we are in the process of adding in store collectors to service our 1-60 day delinquent accounts at the dealerships.

     Although loan losses on recently originated loan pools indicate improved loan performance over those loan pools originated in prior years, based on an extensive review of delinquency trends, historical loan losses and projected charge offs for the entire on balance sheet portfolio, we increased our provision for credit losses, effective with loans originated during the third quarter of 2000, to 29% of loan originations and took an additional charge, net of income tax, of $5.9 million during the fourth quarter of 2000. The additional charge increased the overall provision as a percentage of originations to 30%. The additional provision was primarily necessary as a result of poor loan performance of our loans originated in 1999. The increases provide an allowance for credit loss at December 31, 2000 that is estimated to be adequate to cover the targeted range for estimated net charge offs for the entire on balance sheet portfolio for the next 12 to 15 months. We will continue to monitor the on balance sheet loan portfolio performance to evaluate the on going adequacy of our provision for credit losses.

Securitizations

     Under the current legal structure of our securitization program, we sell loans to our subsidiaries that then securitize the loans by transferring them to separate trusts that issue several classes of notes and certificates collateralized by the loans. The securitization subsidiaries then sell Class A notes or certificates (Class A obligations or Notes Payable) to investors. The subordinate classes are retained by us or our subsidiaries. We continue to service the securitized loans.

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

     Reserve Account Requirements. Under our current securitization structure, we make an initial cash deposit into a reserve account, generally equivalent to 3.0% - 6.0 % of the initial underlying Finance Receivables principal balance and pledge this cash to the reserve account agent. The trustee then makes additional deposits to the reserve account out of collections on the securitized receivables as necessary to fund the reserve account to a specified percentage, ranging from 8.0% to 11.0%, of the underlying Finance Receivables' principal balance. The trustee makes distributions to us when:

     the reserve account balance exceeds the specified percentage,

     the required periodic payments to the Class A certificate holders are current, and the trustee, servicer and other administrative costs are current.

     During 2000, we made initial reserve account deposits totaling approximately $20.6 million. The required aggregate reserve balance for these accounts, based upon the targeted percentages, was approximately $55.9 million at December 31, 2000, with balances in the reserve accounts totaling approximately $50.6 million. As of December 31, 2000, the amount remaining to be funded out of portfolio collections to meet the required aggregate balance was approximately $5.3 million.

     Certain Financial Information Regarding Our Securitizations

     The following table summarizes certain financial information and attributes of our securitizations:

($ in thousands)                                                          2000               1999               1998
                                                                     --------------     --------------     --------------
  Number of Securitizations Completed                                        3                  3                  4
  Principal Balances Securitized - Retained by Company and
    Recorded as Finance Receivables..............................    $ 443,000          $ 359,700          $  69,300
  Class A Obligations Issued - Retained by Company and Recorded
    Recorded as Notes Payable....................................      314,500            257,800             50,600
  Principal Balances Securitized - Recorded as Sales,
    Transferred off Company Books Recognizing Gain on Sale.......          ---                ---            222,800
  Class A Obligations Issued - Transferred off Company Books
    Recognize Gain on Sale.......................................          ---                ---            161,100
  Subordinate Certificates - Retained by Company and Recorded
    Recorded as Residuals in Finance Receivables Sold............          ---                ---             61,700
  Weighted Average Yield of Class A Obligations .................          7.1%               6.3%               5.9%
  Range of Yields for Class A Obligations........................     6.8% - 7.3%        5.7% - 6.8%        5.6% - 6.1%
  Average Net Spreads (after fees and expenses)..................         16.9%              17.6%              17.6%
  Range of Net Spreads (after fees and expenses).................    16.7% - 17.1%      17.1% - 18.2%      17.0% - 18.1%


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

We fund our capital requirements primarily through:

          operating cash flow,
          our revolving facility, and
          securitization transactions,
          supplemental borrowings.


Cash Flow

     Net Cash Provided by Operating Activities increased by $61.3 million in the year ended December 31, 2000 to $189.5 million from cash provided in the year ended December 31, 1999 of $128.1 million. The increase in 2000 was due primarily to consistent inventory levels at the end of 2000 and 1999, an increase in the provision for credit losses, and an increase in accrued liabilities, offset by a decrease in the net current and deferred income taxes payable. Net Cash Provided by Operating Activities increased by $105.6 million in the year ended December 31, 1999 to $128.1 million from cash used in the year ended December 31, 1998 of $22.5 million. The increase in 1999 was due primarily to an increase in net earnings, an increase in the provision for credit losses and decreases in activity associated with the elimination of gain on sale recognition of finance receivables, offset by an increase in inventory resulting from management's decision to increase inventory levels at year end in preparation for strong seasonal sales in the first and second quarters of the year.

     Net Cash Used in Investing Activities decreased by $70.3 million to $282.6 million in the year ended December 31, 2000 compared to $352.9 million in 1999. The decrease is due in part to an increase in collections on finance receivables, a decrease in Investments Held in Trust, and a decrease in cash advanced under notes receivable, partially offset by an increase in finance receivables due to growth in revenues and an increase in the purchase of property and equipments. Net Cash Used in Investing Activities increased by $272.6 million to $352.9 million in the year ended December 31, 1999 compared to $80.3 million in 1998. The increase is primarily due to an increase in Finance Receivables resulting from a change in the way we structured our securitizations in late 1998, which allows the Finance Receivables to remain on balance sheet.

     Net Cash Provided by Financing Activities decreased by $82.4 million to $69.8 million in the year ended December 31, 2000 compared to $152.2 million in 1999. The decrease is primarily due to increases in payments on Portfolio Notes Payable, and a decrease in funds received from Other Notes Payable, offset by an increase in funds received from Portfolio Notes Payable due to additional securitizations in 2000. Net Cash Provided by Financing Activities increased by $81.2 million to $152.2 million in the year ended December 31, 1999 compared to $71.0 million in 1998. The increase is due to increases in Portfolio Notes Payable, net of increases in repayments on Portfolio Notes Payable, resulting from additional securitization transactions in 1999.

Financing Resources

     Revolving Facility. For 2000, under our $125 million revolving facility with GE Capital, our borrowing base consisted of up to 65.0% of the principal balance of eligible loans originated from the sale of used cars and the lesser of $25 million or 58% of the direct vehicle costs for eligible vehicle inventory. We secured the facility with substantially all of our assets.

     As of December 31, 2000, our borrowing capacity under the revolving facility was $58.4 million, the aggregate principal amount outstanding under the revolving facility was approximately $53.3 million, and the amount available to be borrowed under the facility was $5.1 million. The revolving facility bore interest at the 30-day LIBOR plus 3.15%, payable daily (total rate of 9.78% as of December 31, 2000). As of December 31, 2000, we were in compliance with the covenants in this agreement.

     As previously reported, as part of a global decision to exit the automobile finance market, GE Capital advised us that it did not intend to renew our existing warehouse line, which terminates on June 30, 2001. In April 2001, we replaced the warehouse receivables line of credit and we are still in the process of replacing the inventory line of credit. However, we did receive the right to extend the maturity date of our current inventory line of credit to December 31, 2001 subject to certain conditions including the payment of certain fees and a 50 basis point increase in the interest rate to LIBOR plus 3.65% after June 30, 2001.

     Our new revolving credit facility with Greenwich Capital Financial Products, Inc., replaces the portion of the GE Capital facility lending on the automobile loan contracts. The facility allows for maximum borrowings of $75 million during the period from May 1 through November 30 and increases to $100 million during the period from December 1 through April 30. The term of the facility is 364 days with a renewal option, upon mutual consent, for an additional 364-day period. The borrowing base consists of up to 65% of the principal balance of eligible loans originated from the sale of used cars. Greenwich has an option to adjust the advance rate on the principal to reflect changes in market conditions or portfolio performance. The interest rate on the facility is LIBOR plus 2.80%. The facility is secured with substantially all of our assets. The line is subject to several covenants, including certain financial and loan portfolio related covenants. The facility also contains certain conditions that must be met if our chairman of the board is to purchase the remaining outstanding shares of our stock and take the Company private. Additional covenants would apply were this transaction to take place. We also entered into a commitment with Greenwich which provides them with exclusive underwriting rights for the term of the revolving credit facility for all receivables financed, whether originated or acquired by us, with certain limited exceptions.

     We will remain with our current lender on our inventory credit line until the facility expires at the end of December 2001 or until a new inventory lender can be found. We are currently in the process of evaluating proposals from inventory lenders and believe that a replacement lender will be found prior to the expiration date of our current line of credit.

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

Supplemental Borrowings

     Senior Subordinated Notes. In February 1998, we borrowed a total of $15.0 million of subordinated debt from unrelated third parties for a three-year term. We issued warrants to the lenders of this debt to purchase up to 500,000 shares of our common stock at an exercise price of $10.00 per share, exercisable at any time until the later of February 2001, or when the debt is paid in full. On September 30, 2000, the Loan Agreement, Warrants and Warrant Agreements between us and certain Lenders under this Loan Agreement, were amended to: reduce the outstanding principal balance under the Loan Agreement from $15 million to $13.5 million; require us to take out one of the lenders in the facility by paying off that lender's $1.5 million share of the loan (which occurred), and cancel the number of outstanding warrants attributable to that portion of the loan; increase the interest rate under the Loan Agreement to 15%; extend the term of the Loan Agreement to February 12, 2003; and provide for the repayment of principal and the corresponding reduction of warrants under certain terms and conditions. This debt is senior to the subordinated debentures issued in our exchange offers (described below), subordinate to our other indebtedness, and had a $11.5 million balance at December 31, 2000.

     In May 1999, we borrowed approximately $38.0 million from an unrelated party for a term of two years maturing on May 1, 2001 (Residual Loan). The note called for monthly principal payments of generally not less than $800,000 through May 2000 and not less than $1.7 million thereafter, plus interest at a rate equal to LIBOR plus 550 basis points. The loan balance was $11.1 million at December 31, 2000. This loan agreement was replaced in January 2001. The new agreement has a $35 million principal due February 2003 with interest payable monthly at LIBOR plus 600 basis points. The new loan, like the previous loan, is secured by our Residuals in Finance Receivables Sold and certain Finance Receivables.

     As a condition to the $35 million senior secured loan agreement, Verde Investments, Inc., an affiliate of Mr. Garcia, was required to invest $7 million in us through a subordinated loan. The funds were placed in escrow as additional collateral for the $35 million senior secured loan. The funds will be released in July 2001 if, among other conditions, we have at least $7 million in pre-tax income through June of 2001 and, at that time, Mr. Garcia guarantees 33.3% of the $35 million facility. If the loan with Verde and the guarantee of the $35 million senior secured loan are not removed by July 25, 2001, Mr. Garcia will receive warrants from us for 1.5 million shares of stock, vesting over a one-year period, at an exercise price of $4.50. Also as consideration for the loan, we released all options to purchase real estate that is currently owned by Verde and leased to us. We also granted Verde the option to purchase, at book value, any or all properties currently owned by us, or acquired by us prior to the earlier of December 31, 2001, or the date the loan is repaid. Verde agreed to lease the properties back to us, on terms similar to our current leases, if it exercises its option to purchase any of the properties. The loan is secured by residual interests in our securitization transactions but is subordinate to the senior secured loan facility. The loan requires quarterly interest payments at LIBOR plus 600 basis points and is subject to pro rata reductions if certain conditions are met. An independent committee of our board reviewed and negotiated terms of this subordinated loan and we also received an opinion from an investment banker which deemed the loan fair from a financial point of view both to our shareholders and us.

     Sale-Leaseback of Real Property. In March 1998, we executed an agreement with an unrelated investment company for the sale and leaseback of up to $37.0 million in real property. We sold certain real property to the investment company for its original cost and leased back the properties for an initial term of twenty years. We have the right to extend the leases for up to an additional 20 years. We pay monthly rents of approximately one-twelfth of 10.75% of the purchase price plus all occupancy costs and taxes. The agreement calls for annual increases in monthly rent to 11.0% of the purchase price in 1999 and thereafter in accordance with increases in the Consumer Price Index. As of December 31, 2000, we had sold 17 properties for a total price of approximately $27.4 million under this arrangement. For the reason discussed in the following paragraph, we do not anticipate closing any additional transactions under this agreement. We used substantially all of the proceeds from the sales to pay down debt.

     In December 1999, Verde acquired at a 10% discount, all 17 sale-leaseback properties sold to the unrelated investment company in 1998. We acquired the option to purchase these properties at Verde's purchase price at anytime through December 31, 2000. We relinquished this option as part of the consideration for the $7 million Verde loan described under "Supplemental Borrowings - Senior Subordination Notes" above.

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

     2000 Exchange Offer. In April 2000, we completed an exchange offer in which we acquired approximately 1.1 million shares of our common stock in exchange for $11.9 million of subordinated debentures. We issued the debentures at a premium of approximately $3.9 million over the market value of the exchanged shares of our common stock. Accordingly, the debt was recorded at $8.0 million. The premium will be amortized over the life of the debentures and results in an effective annual interest rate of approximately 19.9%. The debentures are unsecured and are subordinate to all of our existing and future indebtedness. We must pay interest on the debentures biannually at 11% per year. We are required to pay the principal amount of the debentures on April 15, 2007. We can redeem all or part of the debentures at any time.

     Debt Shelf Registration. In 1997, we registered up to $200 million of our debt securities under the Securities Act of 1933. There can be no assurance that we will be able to use this registration statement to sell debt securities, or successfully register and sell other debt securities in the future.

Capital Expenditures and Commitments

     On November 9, 2000, Verde Investments, Inc. ("Verde"), an affiliate of Mr. Ernest Garcia II, our chairman, purchased a certain property located in Phoenix, Arizona and simultaneously leased the property to us pursuant to among other terms the following: 20 year term which expires December 31, 2020; rent payable monthly with 5% annual rent adjustments; triple net lease; four five-year options to renew; and an option to purchase the property upon prior notice and at Verde's cost. We intend to build a new headquarters at this location over the next several months. Subsequently, we surrendered this option as part of the $7 million subordinated loan with Verde.

     Common Stock Repurchase Program. In April 1999, our Board of Directors authorized a stock repurchase program allowing us to repurchase up to 2.5 million shares of our common stock from time to time. Purchases may be made depending on market conditions, share price, lender approval and other factors. During July 2000, we repurchased approximately 1.5 million shares at an average price of $7.21 pursuant to the stock repurchase program. Since inception of teh program, we have repurchased approximately 1.6 million shares under this program.

     Since January 1, 1998, we have repurchased a total of approximately 3.8 million shares of our common stock under our stock repurchase program and the exchange offers described above at an average cost of approximately $5.40 per share.

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

     In September 1997, our Board of Directors approved a director and senior officer stock purchase loan program. We may make loans of up to $1.0 million in total to the directors and senior officers under the program to assist directors' and officers' purchases of common stock on the open market. These unsecured loans bear interest at 10% per year. Since 1997, we have made loans under similar terms and conditions to senior officers totaling $893,000 for the purchase of 90,000 shares of our common stock. During 2000 and 1999, no additional loans under this program were made to senior officers.

Inflation

     Increases in inflation generally result in higher interest rates. Higher interest rates on our borrowings would decrease the profitability of our existing portfolio. To date, inflation has not had a significant impact on our operations. We seek to limit this risk:

          through our securitization program, which allows us to fix our borrowing costs,

          by increasing the interest rate charged for loans originated at our dealerships (if allowed under applicable law), or by increasing the profit margin on the cars sold.

Accounting Matters

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
140). SFAS No. 140 replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect the adoption of SFAS No. 140 to have a material impact on us.

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS No. 138). SFAS No. 138 amends a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133. SFAS No. 138 is effective for fiscal years beginning after June 15, 2000. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) required all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The adoption of SFAS No. 138 or No. 133 will not have a material effect on us.

Risk Factors

    There are various risks in purchasing our securities and investing in our business, including those described below. You should carefully consider these risk factors together with all other information included in this Form 10-K.

     We make forward looking statements. This Report includes statements that constitute forward-looking statements within the meaning of the safe harbor provisions of the Private and Securities Litigation Reform Act of 1995. We claim the protection of the safe-harbor for our forward looking statements. Forward-looking statements are often characterized by the words "may," "anticipates," "believes," "estimates," "projects," "expects" or similar expressions and do not reflect historical facts. Forward-looking statements in this report relate, among other matters, to: anticipated financial results, such as continuing growth of sales, other revenues and loan portfolios, improvements in underwriting adequacy of the allowance for credit losses, and improvements in loan performance, including delinquencies and charge offs; roll-out of collectors to our dealerships; anticipated repurchases of our stock and the level of growth in our dealerships through acquisitions and de novo dealership openings; and e-commerce related growth and loan performance. Forward looking statements include risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward looking statements, some of which we cannot predict or quantify. Factors that could affect our results and cause or contribute to differences from these forward-looking statements include, but are not limited to: any decline in consumer acceptance of our car sales strategies or marketing campaigns; any inability to finance our operations in light of a tight credit market for the sub-prime industry and our current financial circumstances; any deterioration in the used car finance industry or increased competition in the used car sales and finance industry; any inability to monitor and improve our underwriting and collection processes; any changes in estimates and assumptions in, and the ongoing adequacy of, our allowance for credit losses; any inability to continue to reduce operating expenses as a percentage of sales; any material litigation against us or material, unexpected developments in existing litigation; and any new or revised accounting, tax or legal guidance that adversely affect used car sales or financing. Forward-looking statements speak only as of the date the statement was made.
Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found throughout this Form 10-K and specifically those found below. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or for any other reason. References to Ugly Duckling Corporation as the largest chain of buy-here pay-here used car dealerships in the United States is management's belief based upon the knowledge of the industry and not on any current independent third party study.

     Our majority stockholder can control substantially all matters put to a vote of stockholders. Ernest C. Garcia II, our Chairman, is the beneficial owner of a majority of our outstanding common stock. Mr. Garcia is now in a position to control the election of our directors or the approval of any merger, reorganization or other business combination transaction submitted to a vote of our shareholders or other extraordinary transaction. Mr. Garcia could vote to approve such a transaction on terms, which might be considered more favorable to Mr. Garcia than to unaffiliated stockholders. The terms of any such transaction could require stockholders other than Mr. Garcia to dispose of their shares of common stock for cash or other consideration even if the stockholders would prefer to continue to hold their shares of our common stock for investment. Any such transaction could also result in Ugly Duckling's common stock being delisted from the Nasdaq National Market or being held of record by fewer than 300 persons and, therefore, eligible for termination of registration pursuant to
Section 12(g)(4) of the Securities Exchange Act of 1934.

     Our majority stockholder can control substantially all matters put to a vote of stockholders. Ernest C. Garcia II, our Chairman, is the beneficial owner of a majority of our outstanding common stock. The remaining shareholders of our common stock are already minority holders and cannot, as a collective group, vote more shares of common stock than Mr. Garcia beneficially owns. Mr. Garcia is now in a position to control the election of our directors or the approval of any merger, reorganization or other business combination transaction submitted to a vote of our shareholders or other extraordinary transaction. Mr. Garcia could vote to approve such a transaction on terms, which might be considered more favorable to Mr. Garcia than to unaffiliated stockholders. The terms of any such transaction could require stockholders other than Mr. Garcia to dispose of their shares of common stock for cash or other consideration even if the stockholders would prefer to continue to hold their shares of our common stock for investment. Any such transaction could also result in Ugly Duckling's common stock being delisted from the Nasdaq National Market or being held of record by fewer than 300 persons and, therefore, eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934. In filings with the Security Exchange Commission, Mr. Garcia has expressed a continuing interest in taking us private. For a description of his most recent offer to purchase our outstanding common stock, see Footnote (18) of Notes to Consolidated Financial statements included herein.

     Future losses could impair our ability to raise capital or borrow money and consequently affect our stock price. Although we recorded earnings from continuing operations of $9.1 million for the twelve months ended December 31, 2000, $8.7 million for the twelve months ended December 31, 1999 and $3.5 million in 1998, we cannot assure you that we will be profitable in future periods. Losses in future periods could impair our ability to raise additional capital or borrow money as needed and could affect our stock price.

     We may not be able to continue to obtain the financing we need to fund our operations and, as a result, our business and profitability could be materially adversely affected. Our operations require large amounts of capital. We have borrowed, and will continue to borrow, substantial amounts to fund our operations. If we cannot obtain the financing we need on a timely basis and on favorable terms, our business and profitability could be materially adversely affected. As a result of our primary lender, GE Capital Corporation, exiting the automobile finance business, our portfolio performance, and a general tightening in the credit markets, we have recently experienced a less favorable borrowing environment than in the past. We currently obtain financing through three primary sources:

          a warehouse facility with Greenwich Capital Financial Products, Inc. ("Greenwich");

          securitization transactions; and

          loans from other sources.

     Warehouse Facility with Greenwich. When our prior warehouse lender, GE Capital Corporation, announced that it was exiting the automobile finance market, we had to replace our GE credit facility with a new facility. Our new warehouse facility with Greenwich is now our primary source of operating capital. This facility contains numerous restrictive covenants and financial tests. Failure to satisfy these could result in a default, which could preclude us from further borrowing under the warehouse facility; could cause cross defaults to our other debt and securitizations, and could prevent us from securing alternate sources of funds necessary to operate our business. Any of these events would have a material adverse effect on our business and profitability.

     Securitization Transactions. We restore capacity under the warehouse facility from time to time by securitizing portfolios of finance receivables. Our ability to successfully and efficiently complete securitizations may be affected by several factors, including:

          the condition of securities markets generally;

          conditions in the asset-backed securities markets specifically;

          the credit quality of our loan portfolio; and

          the performance of our servicing operations.

     In recent periods, we have experienced a tightening of the restrictive covenants in our securitization transactions as well as increases in the credit enhancements required to close our securitizations. High delinquency levels and charge offs or other events, such as our failure to have a warehouse facility acceptable to the insurer of our securitization transactions in place on April 30 of each year, can also cause a "termination event" under our securitization transactions, which could result in our being replaced as servicer under those securitizations or in a liquidation and sale of the securitized portfolios. These types of occurrences could also cause a "portfolio performance event," which could result in all cash flow from the securitized receivables otherwise distributable on the junior obligations held by us being retained in the trust as additional security for senior securities. Any of these consequences could have a material adverse effect on our business and financial condition.

     Recent Waivers. From time to time, we incur technical or other breaches under our material credit facilities, and we have obtained waivers from the applicable lenders. There can be no assurance we will continue to receive waivers and our inability to obtain these waivers may have a material impact on our ability to obtain or retain operating capital.

     We have a high risk of credit losses because of the poor creditworthiness of our borrowers. Substantially all the sales financing we extend and the loans that we service are with "sub-prime" borrowers. Sub-prime borrowers generally cannot borrow money from traditional lending institutions, such as banks, savings and loans, credit unions, and captive finance companies owned by automobile manufacturers, because of their poor credit histories and/or low incomes. Loans to sub-prime borrowers are difficult to collect and are subject to a high risk of loss. We have established an allowance for credit losses to cover our anticipated credit losses. We periodically review and may make upward or downward adjustments to the allowance based upon whether we believe the allowance is adequate to cover our anticipated credit losses. Based upon such review, and due to worse than expected loan performance, we have taken an additional charge, net of income tax effect, of approximately $5.9 million during the fourth quarter of 2000. With the charge, the effective provision for credit losses for 2000 as a percentage of originations was 30.0%. We believe this charge will increase the allowance balance as of December 31, 2000 to a level that we estimate to be adequate to cover net charge offs for the next 12 to 15 months. However, our allowance may not be sufficient to cover our credit losses and we may need to increase our provision or allowance if certain adverse factors arise, including material increases in delinquencies or charge-offs. A significant variation in the timing of or increase in credit losses in our portfolio or a substantial increase in our allowance or provision for credit losses, would have a material adverse effect on our net earnings.

     We could have a system failure if our current contingency plan is not adequate, which could adversely affect our ability to collect on loans and comply with statutory requirements. We depend on our loan servicing and collection facilities and on long-distance and local telecommunications access to transmit and process information among our various facilities. We use a standard program to prepare and store off-site backup tapes of our main system applications and data files on a routine basis. We regularly revise our contingency plan. However, the plan as revised may not prevent a systems failure or allow us to timely resolve any systems failures. Also, a natural disaster, calamity, or other significant event that causes long-term damage to any of these facilities or that interrupts our telecommunications networks could have a material adverse effect on our operations and profitability.

     We have slowed our growth, which, eventually, could negatively affect our earnings and profitability. Since 1999, we have slowed our growth in favor of an accelerated stock buy back program. Our ability to continue our growth is now limited by our access to capital. We are also committed to slowing our growth until we improve our loan loss experience. As additional capital is secured, we will consider whether to resume or accelerate our expansion plans or to continue repurchasing our stock. We do not expect a slowdown in growth to adversely impact revenues or earnings in 2001. Thereafter, we expect that a failure to grow could eventually affect our earnings and/or profitability.

     Even if we make acquisitions, such acquisitions may be unsuccessful or strain or divert our resources from more profitable operations. Although we have decided to slow our growth during the foreseeable future, we intend to consider additional acquisitions, alliances, and transactions involving other companies that could complement our existing business if we can do so with little or no capital or if we can raise capital sufficient for any such transaction. However, we may not be able to identify suitable acquisition parties, joint venture candidates, or transaction counterparties. Even if we can identify suitable parties, we may not be able to consummate these transactions on terms that we find favorable.

     We may also not be able to successfully integrate any businesses that we acquire into our existing operations. If we cannot successfully integrate any future acquisitions, our operating expenses may increase, which would affect our net earnings. Moreover, these types of transactions may result in the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect our profitability. These transactions also involve numerous other risks, including the diversion of management attention from other business concerns, entry into markets in which we have had no or only limited experience, and the potential loss of key employees of acquired companies. Occurrence of any of these risks could have a material adverse effect on us.

     We have continuing risks relating to the First Merchants transactions. We have entered into several transactions in the bankruptcy proceedings of First Merchants Acceptance Corporation. We have the right to 17.5% of recoveries on First Merchants' residual interests in certain securitized loan pools and other loans. However, if we lose our right to service these loans, our share of these residual interests could be reduced or eliminated. This could affect our future cash flow and profitability.

     Interest rates affect our profitability. Much of our financing income results from the difference between the rate of interest that we pay on the funds we borrow and the rate of interest that we earn on the loans in our portfolio. While we earn interest on the loans that we own at a fixed rate, we pay interest on our borrowings under our warehouse facility at a floating rate. When interest rates increase, our interest expense increases and our net interest margins decrease. Increases in our interest expense that we cannot offset by increases in interest income will lower our profitability.

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

     Government regulations may limit our ability to recover and enforce receivables or to repossess and sell collateral. We are subject to ongoing regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. If we do not comply with these laws, we could be fined or certain of our operations could be interrupted or shut down. Failure to comply could, therefore, have a material adverse effect on our operations.

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

     Increased competition could adversely affect our operations and profitability. Our primary competitors are the numerous small buy-her pay-here used car dealers that operate in the sub-prime segment of the used car sales industry. We attempt to distinguish ourselves from our competitors through name recognition and other factors. However, the advertising and infrastructure required by these efforts increase our operating expenses. There is no assurance that we can successfully distinguish ourselves and compete in this industry. In addition, in recent years, a number of larger companies with significant financial and other resources have entered or announced plans to enter the used car sales industry. Although these companies do not currently compete with us in the sub-prime segment of the market, they compete with us in the purchase of inventory, which can result in increased wholesale costs for used cars and lower margins. They could also enter the sub-prime segment of the market at any time.

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

     We may issue stock in the future that will dilute the value of our existing stock. We have the ability to issue common stock or securities exercisable for or convertible into common stock, which may dilute the securities our existing stockholders now hold. In particular, issuance of none or all of the following securities may dilute the value of the securities that our existing stockholders now hold:

          we have granted warrants to purchase a total of approximately 1.2 million shares of our common stock to various parties, with exercise prices ranging from $6.75 to $20.00 per share;

          we  may  issue   additional   warrants  in   connection   with  future
          transactions;

          we may issue common stock under our various stock option plans; and

          we may issue common stock in the First Merchants transaction in exchange for an increased share of collections on certain loans that we service for First Merchants.

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

     There may be adverse consequences from issuing blank check common stock, including a potential anti-takeover or dilutive effect. Our certificate of incorporation authorizes us to issue additional series of common stock, which we refer to as "blank check" common stock. Our board of directors may create new series of common stock from time to time in addition to the existing common stock and may fix:

          the designation, voting powers, liquidation rights, conversion rights, redemption rights, dividends and distributions, preferences and relative, participating, optional and other rights, if any, of each such series;

          the qualifications, limitations or restrictions, if any, of each such series; and

          the number of shares constituting each such series.

Blank check common stock could also:

          negatively affect shareholder rights and the value of existing common stock;

          have rights that are preferential or superior to the existing common stock;

          track the performance of certain assets, groups of assets, businesses or subsidiaries of the company;

          increase the complexity and administrative costs of our capital structure, which could negatively impact our financial condition and the value of our common stock;

          create potential conflicts of interest and our board of directors could make decisions that adversely affect holders of our existing common stock; and/or give rise to occasions when the interests of holders of one series might diverge or appear to diverge from the interests of holders of another series.

     Blank check common stock also may be viewed as being an "anti-takeover" device. Our board could create and issue series of common stock with terms that could make a takeover attempt by a third party more difficult to complete and such stock may also be used in connection with the issuance of a stockholder rights plan, sometimes called a "poison pill."


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

     Our financial instruments consist primarily of fixed rate finance receivables, residual interests in pools of fixed rate finance receivables, short term variable rate revolving Notes Receivable, and variable and fixed rate Notes Payable. Our finance receivables are classified as subprime loans and generally bear interest at the lower of 29.9% or the maximum interest rate allowed in states that impose interest rate limits. At December 31, 2000, the scheduled maturities on our finance receivables ranged from one to 48 months, with a weighted average maturity of 18.1 months. The interest rates we charge our customers on finance receivables has not changed as a result of fluctuations in market interest rates, although we may increase the interest rates we charge in the future if market interest rates increase. A large component of our debt at December 31, 2000 is the Collateralized Notes Payable (Class A obligations) issued under our securitization program. Issuing debt through our securitization program allows us to mitigate our interest rate risk by reducing the balance of the variable revolving line of credit and replacing it with a lower fixed rate note payable. We are subject to interest rate risk on fixed rate Notes Payable to the extent that future interest rates are lower than the interest rates on our existing Notes Payable.

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

                          Change in Interest Rates            Change in Pretax Earnings
                                                                   ($ in thousands)
                          ------------------------            -------------------------
                                    + 2%                              $ (2,020)
                                    + 1%                              $ (1,010)
                                    - 1%                              $  2,020
                                    - 2%                              $  1,010


     In computing the effect of hypothetical changes in interest rates, we have assumed that:

          interest rates used for the baseline and hypothetical net interest income amounts are in effect for the entire twelve month period,

          interest for the period is calculated on financial instruments held at
          December   31,  2000  less   contractually   scheduled   payments  and
          maturities, and

          there is no change in prepayment rates as a result of the interest rate changes.

     Our sensitivity to interest rate changes could be significantly different if actual experience differs from the assumptions used to compute the estimates.


       ITEM 8 -- CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................................ 31
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 2000 and 1999.............. 32
  Consolidated Statements of Operations for the years ended
    December 31, 2000, 1999 and 1998........................................ 33
  Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 2000, 1999 and 1998........................................ 34
  Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999, 1998........................................... 35
  Notes to Consolidated Financial Statements................................ 36

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ugly Duckling Corporation:

     We have audited the accompanying consolidated balance sheets of Ugly Duckling Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ugly Duckling Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in accordance with accounting principles generally accepted in the United States of America.

                                    KPMG LLP

Phoenix,  Arizona
February 16, 2001, except as to the third and fourth paragraphs of Note (8) and the second paragraph of Note (18) to the Consolidated Financial Statements, which are as of April 12, 2001.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    ($ in thousands except per share amounts)

                                                                                     December 31,
                                                                        ------------------------------------
                                                                               2000               1999
                                                                        -----------------  -----------------
                                     ASSETS
      Cash and Cash Equivalents                                         $   8,805          $   3,683
      Finance Receivables, Net                                            500,469            365,586
      Note Receivable from Related Party                                   12,000             12,000
      Inventory                                                            63,742             62,865
      Property and Equipment, Net                                          38,679             31,752
      Intangible Assets, Net                                               12,527             14,618
      Other Assets                                                         11,724             12,327
      Net Assets of Discontinued Operations                                 4,175             33,880
                                                                        -----------------  -----------------
                                                                        $ 652,121          $ 536,711
                                                                        =================  =================

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Liabilities:

         Accounts Payable                                               $   2,239          $   3,185
         Accrued Expenses and Other Liabilities                            36,830             26,905
         Notes Payable - Portfolio                                        406,551            275,774
         Other Notes Payable                                               16,579             36,556
         Subordinated Notes Payable                                        34,522             28,611
                                                                        -----------------  -----------------
           Total Liabilities                                              496,721            371,031
                                                                        -----------------  -----------------
      Stockholders' Equity:
         Preferred Stock $.001 par value, 10,000,000 shares authorized none issued and outstanding
         Common Stock $.001 par value, 100,000,000 shares authorized,
           18,764,000 and 18,656,000 issued, respectively, and
           12,292,000 and 14,888,000 outstanding, respectively                 19                 19
         Additional Paid-in Capital                                       173,273            173,273
         Retained Earnings                                                 21,772             12,709
         Treasury Stock, at cost                                          (40,114)           (20,321)
                                                                        -----------------  ------------------
           Total Stockholders' Equity                                     155,400            165,680
         Commitments and Contingencies                                          -                  -
                                                                        -----------------  ------------------
                                                                        $ 652,121          $ 536,711
                                                                        =================  ==================

          See accompanying notes to Consolidated Financial Statements.


                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     ($ in thousands, except share amounts)
                                                                                               December 31,
                                                                        -------------------------------------------------------
                                                                               2000               1999              1998
                                                                        -----------------  -----------------  -----------------
Sales of Used Cars                                                      $ 483,282          $ 389,908          $ 287,618
Less:
   Cost of Used Cars Sold                                                 268,248            219,037            165,282
   Provision for Credit Losses                                            141,971            102,955             63,318
                                                                        -----------------  -----------------  -----------------
                                                                           73,063             67,916             57,018
                                                                        -----------------  -----------------  -----------------
Other Income/Expense:
   Interest Income                                                        119,719             68,574             17,287
   Portfolio Interest Expense                                              26,698             14,597              2,860
                                                                        -----------------  -----------------  -----------------
     Net Interest Income                                                   93,021             53,977             14,427
   Gain on Sale of Loans                                                      -                  -               12,093
   Servicing and Other Income                                               1,855              7,472             15,481
                                                                        -----------------  -----------------  -----------------
     Total Other Income                                                    94,876             61,449             42,001
                                                                        -----------------  -----------------  -----------------

Income before Operating Expenses                                          167,939            129,365             99,019

Operating Expenses:
   Selling and Marketing                                                   28,756             23,132             18,246
   General and Administrative                                             105,387             81,570             69,894
   Depreciation and Amortization                                            9,065              6,948              4,912
                                                                        -----------------  -----------------  -----------------
     Operating Expenses                                                   143,208            111,650             93,052
                                                                        -----------------  -----------------  -----------------

Income before Other Interest Expense                                       24,731             17,715              5,967

Other Interest Expense                                                      9,463              3,028                161
                                                                        -----------------  -----------------  -----------------
Earnings before Income Taxes                                               15,268             14,687              5,806
Income Taxes                                                                6,205              6,000              2,351
                                                                        -----------------  -----------------  -----------------
Earnings from Continuing Operations                                         9,063              8,687              3,455
                                                                        -----------------  -----------------  -----------------
Discontinued Operations:
Earnings (Loss) from Operations of Discontinued Operations, net                 -                248               (703)
Earnings (Loss) from Disposal of Discontinued Operations, net                   -                325             (8,455)
                                                                        -----------------  -----------------  -----------------
Net Earnings (Loss)                                                     $   9,063          $   9,260          $  (5,703)
                                                                        =================  =================  =================
Earnings per Common Share - Continuing Operations:
   Basic                                                                $    0.67          $    0.58          $    0.19
                                                                        =================  =================  =================
   Diluted                                                              $    0.67          $    0.57          $    0.19
                                                                        =================  =================  =================
Net Earnings (Loss) per Common Share:
   Basic                                                                $    0.67          $    0.61          $   (0.32)
                                                                        =================  =================  =================
   Diluted                                                              $    0.67          $    0.60          $   (0.31)
                                                                        =================  =================  =================
Shares Used in Computation:
   Basic Weighted Avg. Shares Outstanding                                  13,481             15,093             18,082
                                                                        =================  =================  =================

   Diluted Weighted Avg. Shares Outstanding                                13,627             15,329             18,405
                                                                        =================  =================  =================

          See accompanying notes to Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2000, 1999, and 1998
                                 (in thousands)
                                                                                                                         Total
                                                 Number of Shares                        Retained                 Stockholders'
                                              Common       Treasury          Common      Earnings      Treasury         Equity
                                              -------      --------       ---------     ---------     ---------     ----------
Balances at December 31, 1997...........       18,521            --       $ 172,622     $   9,152     $      --     $  181,774
Issuance of Common Stock for  Cash......           84            --             306            --            --            306
Issuance of Common Stock  Warrants......           --            --             900            --            --            900
Purchase of Treasury Stock for Cash.....           --           (75)             --            --          (535)          (535)
Acquisition of Treasury  Stock  for
Net Loss for the Year...................           --            --              --        (5,703)          --          (5,703)
                                              -------      --------       ---------     ---------     ---------     ----------
Balances at December 31, 1998...........       18,605        (2,764)        173,828         3,449       (14,510)       162,767
Issuance of Common Stock for  Cash......           51            --             364            --            --            364
Repurchase of Common Stock Warrants.....                         --            (900)           --            --           (900)
Purchase of Treasury Stock for Cash.....           --        (1,004)             --            --        (5,811)        (5,811)
Net Earnings for the Year...............           --            --              --         9,260            --          9,260
                                              -------      --------       ---------     ---------     ---------     ----------
Balances at December 31, 1999...........       18,656        (3,768)        173,292        12,709                      165,680
                                              -------      --------       ---------     ---------     ---------     ----------
Issuance of Common Stock for  Cash......          108            --             450            --            --            450
Purchase of Treasury Stock for Cash.....                     (1,619)             --            --       (11,788)       (11,788)
Acquisition of Treasury Stock for
Subordinated Debentures.................           --        (1,085)             --            --        (8,005)        (8,005)

Net Earnings for the Year...............           --            --              --         9,063            --          9,063
                                              -------      --------       ---------     ---------     ---------     ----------
Balances at December 31, 2000...........       18,764        (6,472)      $ 173,742     $  21,772   $   (40,114)    $  155,400
                                              =======      ========       =========     =========     =========     ==========

          See accompanying notes to Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                                                                               December 31,
                                                                        -------------------------------------------------------
                                                                               2000               1999              1998
                                                                        -----------------  -----------------  -----------------
Cash Flows from Operating Activities:
  Net Earnings (Loss)                                                   $   9,063          $   9,260          $  (5,703)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided
     by Operating Activities:
     Provision for Credit Losses                                          141,971            102,955             65,318
     Gain on Sale of Loans                                                    -                  -              (12,093)
     Purchase of Finance Receivables for Sale                                 -                  -             (207,085)
     Proceeds from Sale of Finance Receivables                                -                  -              159,498
     Depreciation and Amortization                                         14,244              7,579              5,071
     Loss from Disposal of Property and Equipment
     (Gain) Loss from Discontinued Operations                                  14                 43                903
     Deferred Income Taxes                                                  5,356             (3,078)            (2,759)
     Collections from Residuals in Finance Receivables Sold                15,551             15,949             22,000
     Increase in Goodwill from Acquisitions                                   -               (1,217)              (528)
     Increase in Inventory                                                   (877)           (18,720)           (11,773)
     (Increase) Decrease in Other Assets                                   (4,753)             1,415               (967)
     Increase in Accounts Payable, Accrued Expenses and Other liabilities  16,653              7,751              2,715
     Increase (Decrease) in Income Taxes Payable                           (7,765)             6,772             (1,233)
                                                                        ----------------   -----------------  -----------------
       Net Cash Provided by Operating Activities                          189,457            128,136             22,522
                                                                        ----------------   -----------------  -----------------
Cash Flows Used in Investing Activities:
     Increase in Finance Receivables                                     (490,301)          (403,742)          (111,467)
     Collections on Finance Receivables                                   212,319             81,572             40,112
     (Increase) Decrease in Investments Held in Trust on Finance            8,996            (10,393)           (14,864)
     Advances under Notes Receivable                                          -              (12,000)               -
     Repayments of Notes Receivable                                           -                  763                149
     Proceeds from Disposal of Property and Equipment                       3,772                 77             28,563
     Purchase of Property and Equipment                                   (17,390)            (8,974)           (22,825)
     Increase in Intangible Assets from Acquisitions                          -                 (169)               -
                                                                        ----------------   -----------------  -----------------
       Net Cash Used in Investing Activities                             (282,604)          (352,866)           (80,332)
                                                                        ----------------   -----------------  -----------------
Cash Flows from Financing Activities:
     Initial Deposits at Securitization into Investments Held in Trust    (20,610)           (21,427)           (13,071)
     Additional Deposits into Investments Held in Trust                   (35,463)           (22,701)            (9,473)
     Collections from Investments Held in Trust                            32,654             18,369             28,481
     Additions to Notes Payable Portfolio                                 791,606            751,070             49,967
     Repayment of Notes Payable Portfolio                                (663,285)          (577,028)            (5,185)
     Additions to Other Notes Payable                                       5,674             59,180             21,825
     Repayment of Other Notes Payable                                     (25,960)           (38,523)           (13,502)
     Issuance of Subordinated Notes Payable                                   -                  -               15,000
     Repayment of Subordinated Notes Payable                               (3,456)           (10,000)            (2,000)
     Proceeds from Issuance of Common Stock                                   450                364                306
     Acquisition of Treasury Stock                                        (11,788)            (5,811)              (535)
     Other, Net                                                               -               (1,324)              (862)
                                                                        ----------------   -----------------  -----------------
       Net Cash Provided by Financing Activities                           69,822            152,169             70,951
                                                                        ----------------   -----------------  -----------------
     Net Cash Provided by Discontinued Operations                          28,447             73,700            (14,134)
                                                                        ----------------   -----------------  -----------------
     Net Increase (Decrease) in Cash and Cash Equivalents                   5,122              1,139               (993)
     Cash and Cash Equivalents at Beginning of Year                         3,683              2,544              3,537
                                                                        ----------------   -----------------  -----------------
     Cash and Cash Equivalents at End of Year                           $   8,805          $   3,683          $   2,544
                                                                        ================   =================  =================
Supplemental Statement of Cash Flows Information:
     Interest Paid                                                      $  31,796          $  17,580          $  10,483
                                                                        ================   =================  =================
     Income Taxes Paid                                                  $  13,968          $   2,154          $   1,633
                                                                        ================   =================  =================
     Acquisition of Treasury Stock with Subordinated Debt               $   8,005          $     -            $  13,975
                                                                        ================   =================  =================
     Purchase of Property and Equipment with Note Payable               $     -            $     -            $     825
                                                                        ================   =================  =================
     Repurchase of Warrants for Subordinated Note Payable               $     -            $    (900)         $     900
                                                                        ================   =================  =================

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

     The Company, through wholly owned subsidiaries, operates 77 used car sales dealerships, 15 inspection centers, and four loan-servicing facilities (two of which will be closed in May 2001). Three additional wholly owned special purpose securitization subsidiaries are Ugly Duckling Receivables Corporation, Ugly Duckling Receivables Corporation II and III, all of which are "bankruptcy remote subsidiaries". Their assets at December 31, 2000 and 1999 include both continuing and discontinued residuals in finance receivables sold and investments held in trust in the amounts of $72.3 million and $76.4 million, respectively. The assets of these two special purpose securitization subsidiaries generally would not be available to satisfy claims of creditors of the Company.

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

     During 1999, the Company completed two acquisitions of two portfolios and nine car sales locations. In August, 1999, the Company acquired certain assets of DCT of Ocala Corporation, including four dealerships in Orlando, Florida and a loan portfolio of approximately $15 million in exchange for approximately $12.1 million in cash. In November 1999, the Company acquired certain assets of Virginia Auto Mart, including five dealerships in Richmond, Virginia and a loan portfolio of approximately $6.8 million in exchange for approximately $3.9 million in cash and $2.7 million in debt provided by the sellers. The debt balance was zero as of December 31, 2000. The excess of the purchase price over the fair values of the net assets acquired was approximately $1.1 million.

(2) Discontinued Operations

     During the first quarter of 1998, the Company closed its branch office network (the "Branch Offices") through which the Company purchased retail installment loans, and exited this line of business. The Company plans to complete servicing its existing portfolio. The Company recorded a pre-tax charge to discontinued operations of $15.1 million (approximately $9.2 million, net of income taxes) in 1998 for branch closing costs, loan losses and related loan servicing expenses. Loan losses and related loan servicing expenses exceeded amounts originally provided for such activities and in the fourth quarter of 1999 the Company recorded an additional charge of $2.5 million ($1.5 million net of income tax) for costs and loan losses associated with the remaining portfolio servicing activities. The Company has reclassified the accompanying consolidated balance sheets and consolidated statements of operations of the Branch Offices to Discontinued Operations.

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

     The purchase price of CDF was paid through the assumption by the buyer of approximately $8.0 million of outstanding debt owed by the Company to Verde Investments Inc. (Verde), an affiliate of Mr. Garcia, a $12 million, and 10-year promissory note from the buyer to the Company that is guaranteed by Verde, and the remainder in cash. The note is subordinate to the initial financing obtained by Cygnet Dealer.

     Effective December 31, 1999, the Company adopted a formal plan to abandon any effort for its third party dealer operations to acquire loans or servicing rights to additional portfolios. Accordingly, the Company's Cygnet Servicing and the associated Cygnet Corporate segment also are reported as components of discontinued operations. The Company plans to complete servicing the portfolios that it currently services.

     No gain or loss has been recorded on the disposal of Cygnet Servicing as the Company anticipates that over the servicing period, expected to be approximately 30 months, it will realize a net gain.

     The components of Net Assets of  Discontinued  Operations as of December31,
2000 and December 31, 1999 follow ($ in thousands): December 31,
                                                                                        December 31,
                                                                                -------------------------
                                                                                   2000         1999
                                                                                ------------ ------------
Finance Receivables, net...........................................             $   4,386    $  14,837
Residuals in Finance Receivables Sold..............................                   922        3,742
Investments Held in Trust..........................................                   -          1,545
Property and Equipment.............................................                   364        2,114
Notes Receivable, net of Subordinated Notes Payable................                   -          6,697
Servicing Receivable...............................................                 3,666        6,125
Other Assets, net of Accounts Payable and Accrued Liabilities......                (5,163)      (1,180)
                                                                                -------------------------
Net Assets of Discontinued Operations..............................             $   4,175    $  33,880
                                                                                =========================


     Following  is a  summary  of the  operating  results  of  the  Discontinued
Operations  for  the  years  ended  December  31,  2000,  1999,  and  1998 ($ in thousands):
                                                                                        December 31,
                                                                                --------------------------------------
                                                                                   2000         1999          1998
                                                                                ------------ ------------ ------------
Revenues.............................................................           $  11,161    $  46,705    $  33,193
Operating Expenses...................................................              10,113       38,056       40,508
Interest Expense.....................................................               1,048        7,673        7,676
                                                                                ------------ ------------ ------------
Gain (Loss) before Income Tax (Benefit)..............................                 -            976      (14,991)
Income Tax (Benefit).................................................                 -            403       (5,833)
                                                                                ------------ ------------ ------------
Earnings (Loss) from Discontinued Operations.........................           $     -      $     573    $  (9,158)
                                                                                ============ ============ ============

(3) Summary of Significant Accounting Policies

Principles of Consolidation

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

     The Company provides sales finance services in connection with the sales of used cars to individuals residing in numerous metropolitan areas. The Company operated a total of 77, 72, and 56 used car dealerships (Company dealerships) at December 31, 2000, 1999, and 1998, respectively in eleven metropolitan markets in 2000 and 1999 and nine metropolitan markets in 1998.

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

     Interest income is recognized using the interest method. Direct loan origination costs related to loans originated at Company dealerships are deferred and charged against finance income over the life of the related installment sales loan as an adjustment of yield. The accrual of interest for accounting purposes is suspended if collection becomes doubtful, generally 90 days past due, and is resumed when the loan becomes current. Interest income also includes income on the Company's residual interests from its securitization program.

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

     For securitization transactions closed during the third quarter of 1998 and prior, gains on sale were computed based upon the difference between the sales proceeds for the portion of finance receivables sold and the Company's recorded investment in the finance receivables sold. The Company allocated the recorded investment in the finance receivables between the portion of the finance receivables sold and the portion retained based on the relative fair values on the date of sale. The retained portion is reported as Residuals in Finance Receivables Sold and is a component of Finance Receivables, Net.

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

     Securtization transactions closed subsequent to September 30, 1998 have been accounted for as a collateralized borrowing in accordance with SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities "(SFAS No. 125). The loan contracts included in the transaction remain in Finance Receivables and the Class A obligations are reflected in Notes Payable.

Servicing Income

     Under servicing agreements for all Company securitizations, servicing fees are earned and paid monthly. Servicing Income is recognized when earned for securitization transactions structured as sales. Servicing Income earned on securitization transactions structured as borrowings is eliminated in consolidation. All servicing costs are charged to expense as incurred. In the event delinquencies and/or losses on any portfolio serviced exceed specified levels, the Company may be required to transfer the servicing of the portfolio to another servicer.

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

     An allowance for credit losses (allowance) is established by charging the provision for credit losses and the allocation of acquired allowances. For loans generated by the Company dealerships, the allowance is established by charging the provision for credit losses. To the extent that the allowance is considered insufficient to absorb anticipated credit losses, additions to the allowance are established through a charge to the provision for credit losses. The evaluation of the allowance considers such factors as the performance of each dealership's loan portfolio, the Company's historical credit losses, the overall portfolio quality and delinquency status, the value of underlying collateral, and current economic conditions that may affect the borrowers' ability to pay.

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

Advertising

     All costs related to production and advertising are expensed in the period incurred. The company had no advertising sosts capitalized as of December 31, 2000 and 1999.

Interest Expense

     The  Company  allocates  interest  expense to  discontinued  operations  in accordance with guidance under EITF 87-24: "Allocation of Interest to Discontinued Operations." Thereunder, interest expense charged to discontinued operations is limited to the total of interest on debt assumed by the discontinued operations and an allocation of other consolidated interest that is not directly attributable to other continuing operations of the Company. Other consolidated interest that cannot be allocated to operations of the Company is allocated based on a uniform ratio of consolidated debt to equity.

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

Stock Option Plan

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method as defined in SFAS No. 123 had been applied.

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

(4) Finance Receivables, Net

     A summary of Finance Receivables, Net follows ($ in thousands):
                                                                                        December 31,
                                                                                -------------------------
                                                                                   2000         1999
                                                                                ------------ ------------
     Contractually Scheduled Payments..................                         $ 696,220    $ 492,937
     Unearned Interest Income..........................                          (181,274)    (134,119)
                                                                                ------------ ------------
     Principal Balances, net...........................                           514,946      358,818
     Accrued Interest..................................                             5,655        3,741
     Loan Origination Costs............................                             7,293        5,079
                                                                                ------------ ------------
     Principal Balances, net...........................                           527,894      367,638
     Investments Held in Trust.........................                            71,139       56,716
     Residuals in Finance Receivables Sold.............                             1,136       17,382
                                                                                ------------ ------------
     Finance Receivables...............................                           600,169      441,736
     Allowance for Credit Losses.......................                           (99,700)     (76,150)
                                                                                ------------ ------------
     Finance Receivables, net..........................                         $ 500,469    $ 365,586
                                                                                ============ ============
     Allowance as % of Ending Principal Balances, net                                19.4%        21.2%
                                                                                ============ ============

     A  summary  of  Residuals  in  Finance   Receivables  Sold  follows  ($  in thousands):
                                                                                        December 31,
                                                                                -------------------------
                                                                                   2000         1999
                                                                                ------------ ------------
     Retained Interest in Subordinated Securities (B Certificates)              $   1,097    $  17,335
     Net Interest Spreads, less Present Value Discount............                    114        6,113
     Reduction for Estimated Credit Loss..........................                    (75)      (6,066)
                                                                                ------------ ------------
     Residuals in Finance Receivables Sold........................              $   1,136    $  17,382
                                                                                ============ ============
     Securitized Principal Balances Outstanding...................              $   4,059    $  65,662
                                                                                ============ ============
     Estimated Credit Losses as a % of
         Securitized Principal Balances Outstanding...............                    1.8%        10.2%
                                                                                ============ ============

     A summary of activity for the Residuals in Finance Receivables Sold follows ($ in thousands):
                                                                                              December 31,
                                                                                --------------------------------------
                                                                                   2000          1999         1998
                                                                                ------------ ------------ ------------
     Balance, Beginning of Year...................................              $ 17,382     $ 33,331     $ 13,277
     Additions....................................................                   --           --        35,435
     Amortization and write-down..................................               (16,246)     (15,949)     (15,381)
                                                                                ------------ ------------ ------------
     Balance, End of Year.........................................              $  1,136     $ 17,382     $ 33,331
                                                                                ============ ============ ============

     For securitization transactions completed during the nine month period ended September 30, 1998, net losses were estimated using total expected cumulative net losses at loan origination of approximately 29.0%, adjusted for actual cumulative net losses prior to securitization. Prepayment rates were estimated to be 1% per month of the beginning of month balance.

     A  summary  of  activity  for  Investments  Held  in  Trust  follows  ($ in thousands):
                                                                                              December 31,
                                                                                --------------------------------------
                                                                                   2000          1999         1998
                                                                                ------------ ------------ ------------
     Balance, Beginning of Year...................................              $  56,716    $  20,564    $  11,637
     Initial Deposits at Securitization...........................                 20,610       21,427       13,071
     Additional Deposits from Trust collections...................                 11,717        7,217        5,879
     Collections in                                                                23,746       15,484        3,594
     Disbursements to the Company.................................                (41,650)      (7,976)     (13,617)
                                                                                ------------ ------------ ------------
     Balance, End of Year.........................................              $  71,139    $  56,716    $  20,564
                                                                                ============ ============ ============


     In connection with its securitization transactions, the Company provides a credit enhancement to the investor. The Company makes an initial cash deposit, generally 4% of the initial underlying finance receivables principal balance, into an account held by the trustee (reserve account) and pledges this cash to the trust to which the finance receivables were transferred. Additional deposits from the residual cash flow (through the trustee) are made to the reserve account as necessary to attain and maintain the reserve account at a specified percentage, ranging from 8.0% to 11.0%, of the underlying finance receivables principal balances.

     During 2000, we made initial reserve account deposits totaling approximately $20.6 million. The required aggregate reserve account balance, based upon the targeted percentages, was approximately $55.9 million at December 31, 2000, with balances in the reserve accounts totaling approximately $50.6 million. As of December 31, 2000, the amount remaining to be funded to meet the required aggregate balance was approximately $5.3 million.

(5) Allowance for Credit Losses

     A summary of the activity for the  allowance  for credit  losses on finance receivables follows ($ in thousands):
                                                                                        December 31,
                                                                                -------------------------
                                                                                   2000         1999
                                                                                ------------ ------------
Allowance Activity:
Balance, Beginning of Period.........................                           $  76,150    $  24,777
Provision for Credit Losses..........................                             141,971      102,955
Other Allowance Activity.............................                              (2,666)       6,424
Net Charge Offs......................................                            (115,755)     (58,006)
                                                                                ------------ ------------
Balance, End of Period...............................                           $ 99,700     $  76,150
                                                                                ============ ============


(6) Note Receivable - Related Party

     The Note Receivable - Related Party originated from the Company's December 1999 sale of its Cygnet Dealer Finance subsidiary to Cygnet Capital Corporation, an entity controlled by Ernest C. Garcia II, Chairman and principal shareholder of the Company. The $12.0 million note from Cygnet Capital Corporation has a 10 year term, with interest payable quarterly at 9%, due December 2009, is secured by capital stock of Cygnet Capital Corporation and is guaranteed by Verde. Under the terms of the agreement, Mr. Garcia will be allowed to pay down the principal balance up to a maximum of $8 million through the redemption of Ugly Duckling common stock (valued at 98% of the average of the closing prices of the stock on NASDAQ for the ten trading days prior to the redemption) as long as Mr. Garcia's ownership interest of voting stock does not fall below 15% or result in a breach of a covenant. The balance of this loan at December 31, 2000 and 1999 was $12.0 million.

(7)   Property and Equipment

     A summary of  Property  and  Equipment  as of  December  31,  2000 and 1999 follows ($ in thousands):
                                                                                        December 31,
                                                                                -------------------------
                                                                                   2000         1999
                                                                                ------------ ------------
    Land.........................................................               $   6,010    $   5,431
    Buildings and Leasehold Improvements.........................                  19,979       14,751
    Furniture and Equipment......................................                  31,920       24,086
    Construction in Process......................................                   2,897          538
                                                                                ------------ ------------
                                                                                   60,806       44,806
    Less Accumulated Depreciation and Amortization...............                 (22,127)     (13,054)
                                                                                ------------ ------------
    Property and Equipment, Net..................................               $  38,679    $  31,752
                                                                                ============ ============

(8) Notes Payable

     Notes Payable, Portfolio

     A summary of Notes Payable, Portfolio at December 31, 2000 and 1999 follows ($ in thousands):
                                                                                        December 31,
                                                                                -------------------------
                                                                                   2000         1999
                                                                                ------------ ------------
Revolving  Facility  for  $125.0  million  with  GE  Capital,   secured  by
     substantially  all assets of the  Company,  including  $48.3  million in
     finance receivables                                                        $  53,326    $  41,717

Class A obligations  issued  pursuant to the Company's  Securitization  Program, secured by underlying pools of finance receivables and investments held in
     trust totaling $538.9 million at December 31, 2000                           355,972      236,555
                                                                                ------------ ------------
         Subtotal                                                                 409,298      278,272
         Less:  Unamortized Loan Fees                                               2,747        2,498
                                                                                ------------ ------------
         Total                                                                  $ 406,551    $ 275,774
                                                                                ============ ============


     The revolving facility note payable has interest payable daily at 30 day LIBOR plus 3.15% (9.78% at December 31, 2000) through June 2001. The revolving facility agreement contains various reporting and performance covenants, including the maintenance of certain ratios, limitations on additional borrowings from other sources, restrictions on certain operating activities, and a restriction on the payment of dividends under certain circumstances. At December 31, 2000, the Company was in compliance with these covenants.

     As part of a global decision to exit the automobile finance market, the lender supporting this revolving facility does not intend to renew the agreement, which terminates June 30, 2001. The Company has replaced the warehouse receivables portion of this facility and has received non-binding proposals for alternative financing for the inventory line of credit.

     The new revolving facility allows for maximum borrowings of $75 million during the period May 1 through November 30 and increases to $100 million during the period December 1 through April 30. The term of the facility is 364 days with a renewal option, upon mutual consent, for an additional 364-day period. The borrowing base consists of up to 65% of the principal balance of eligible loans originated from the sale of used cars. The lender maintains an option to adjust the advance rate on the principal to reflect changes in market conditions or portfolio performance. The interest rate on the facility is LIBOR plus 2.80%. The facility is secured with substantially all Company assets. The line is subject to several covenants, including certain financial and loan portfolio related covenants.

     Class A obligations have interest payable monthly at rates ranging from 5.7% to 7.3%. Monthly principal reductions on Class A obligations approximate 70% of the principal reductions on the underlying pool of finance receivable loans.

     Other Notes Payable

     A summary of Other Notes  Payable at December  31, 2000 and 1999 follows ($ in thousands):
                                                                                                December 31,
                                                                                        -------------------------
                                                                                            2000         1999
                                                                                        ------------ ------------
     Note payable,  secured by the capital stock of UDRC and UDRC II and certain
          other receivables                                                               11,141       33,900

     Othernotes payable  bearing  interest at rates ranging from 7.5% to 11% due through  July 2003,  secured  by certain  real  property  and  certain
          property and equipment.                                                          5,637        2,939
                                                                                        ------------ ------------
     Subtotal                                                                             16,778       36,839
     Less: Unamortized Loan Fees                                                             199          283
                                                                                        ------------ ------------
     Total                                                                              $ 16,579     $ 36,556
                                                                                        ============ ============

     In 1999, the Company borrowed approximately $38.0 million from an unrelated party for a term of two years. The note called for monthly principal payments of not less than $800,000 through May 2000 and $1.7 million per month thereafter plus interest at a rate equal to LIBOR (6.64% at December 31, 2000) plus 550 basis points. The balance of this loan was $11.1 million at December 31, 2000. This loan agreement was replaced in January 2001. The new agreement has $35 million in principal due February 2003 with interest payable monthly at LIBOR plus 600 basis points and is secured by our Residuals in Finance Receivables Sold and certain Finance Receivables. As a condition to this agreement, Mr. Garcia was required to invest $7 million in the Company through a subordinated loan, which was placed in escrow as additional collateral for the $35 million senior secured loan. The $7 million is subject to pro rata reductions if certain conditions are met. Future minimum principal payments required under this note payable are $9.0 million in 2001 and $18.0 million in 2002 and the remaining $8.0 million in 2003.

     Future minimum principal payments required under other notes payable secured by certain real property and certain property and equipment are $0.6 million in 2001 and 2002, $0.4 million in 2003, $0.2 million in 2004, $1.5 million in 2004 and $2.4 million thereafter.

     Subordinated Notes Payable

     A summary of Subordinated Notes Payable at December 31, 2000 and 1999 follows ($ in thousands):
                                                                                                December 31,
                                                                                        -------------------------
                                                                                            2000         1999
                                                                                        ------------ ------------
$13.5 million senior  subordinated  notes payable to unrelated  parties, bearing interest at 15% per annum  payable  quarterly,  principal due February 2003
     and  is  senior  to  subordinated  debentures                                      $  11,500    $15,000

$17.5 million subordinated  debentures, interest at 12% per annum (approximately
     18.8% effective rate) payable semi-annually,  principal balance due October
     23, 2003                                                                              17,479     17,479

$11.9 million subordinated  debentures, interest at 11% per annum (approximately
     19.7% effective rate) payable  semi-annually,  principal  balance due April
     15, 2007                                                                              11,940        -
                                                                                        ------------ -----------
     Subtotal                                                                              40,919     32,479
     Less:  Unamortized Loan Fees                                                             915        605
            Unamortized Discount - subordinated debentures                                  5,482      3,263
                                                                                        ------------ -----------
     Total                                                                              $  34,522    $28,611
                                                                                        ============ ===========

     In connection with the 1998 issuance of the $15 million senior subordinated notes payable, the Company issued warrants to the lenders to purchase up to 500,000 shares of the Company's common stock. The warrants were valued at approximately $900,000, have an exercise price of $10.00 per share and are exercisable at any time until the later of February 2001, or such time as the notes have been paid in full. In September 2000, the Loan Agreement, Warrants and Warrant Agreements between the Company and certain lenders under this Loan Agreement were amended to: reduce the outstanding principal balance under the Loan Agreement from $15 million to $13.5 million; require us to take out one of the lenders in the facility by paying off that lender's $1.5 million share of the loan (which occurred), and cancel the number of outstanding warrants attributable to that portion of the loan; increase the interest rate under the Loan Agreement to 15%, extend the term of the Loan Agreement to February 12, 2003; and provide for the repayment of principal and the corresponding reduction of warrants under certain terms and conditions.

     During 2000 the Company issued $11.9 million of subordinated debentures in exchange for 1.1 million shares of Company common stock valued at $8.0 million ("Exchange Offer"), and $114,000 of costs incurred for the Exchange Offer. The debentures are subordinate to all other Company indebtedness and contain certain call provisions at the option of the Company. The debentures were issued at a premium of approximately $3.9 million in excess of the market value of the shares tendered, which will be amortized as interest expense over the life of the debentures. In connection with this exchange offer, Mr. Garcia and entities affiliated with Mr. Garcia exchanged 294,500 shares and owns approximately $3,020,000 in 2000 Exchange Debt.

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

     Interest expense related to the subordinated note payable with Verde totaled zero, $.9 million and $1.1 million during the years ended December 31, 2000, 1999 and 1998, respectively. As the Verde note was assumed by CDF, interest expense for all three years is reclassified as a component of interest expense within operating results of Discontinued Operations.

(9) Income Taxes

     Income taxes from continuing operations totaled $6.2 million, $6.0 million, and $2.4 million for years ended December 31, 2000, 1999 and 1998, respectively (an effective tax rate of 40.6%, 40.9%, and 40.5%, respectively). Reconciliation between taxes computed at the federal statutory rate of 35% for 2000 and 1999 and 34% in 1998 respectively at the effective tax rate on earnings before income taxes are as follows ($ in thousands):

                                                                                   December 31,
                                                                          ----------------------------------
                                                                            2000         1999         1998
                                                                          --------     --------     --------
    Computed "Expected" Income Taxes ...............................      $  5,344     $  5,140     $  1,974
    State Income Taxes, Net of Federal Effect.......................           758          785          385
    Other, Net......................................................           103           75           (8)
                                                                          --------     --------     --------
                                                                          $  6,205     $  6,000     $  2,351
                                                                          ========     ========     ========

    Components of income taxes (benefit) for the years ended December 31, 2000, 1999 and 1998 follow ($ in thousands):

                                                                          Current    Deferred        Total
    2000:
       Federal.....................................................       $  4,979   $     40       $  5,039
       State.......................................................            990        176          1,166
                                                                          --------   --------       --------
                                                                             5,969        216          6,205
       Discontinued operations.....................................           (583)       583            --
                                                                          ---------  --------       --------
                                                                          $  5,406   $    799       $  6,205
                                                                          =========  ========       ========
    1999:
       Federal.....................................................       $  2,839   $  1,953       $  4,792
       State.......................................................          1,403       (195)         1,208
                                                                          ---------  --------       --------
                                                                             4,242      1,758          6,000
       Discontinued operations.....................................            683       (280)           403
                                                                          ---------  --------       --------
                                                                          $  4,925   $  1,478       $  6,403
                                                                          =========  ========       ========
    1998:
       Federal.....................................................       $   (188)  $  1,955       $  1,767
       State.......................................................             29        555            584
                                                                          --------   --------       --------
                                                                              (159)     2,510          2,351
       Discontinued operations.....................................             21     (5,854)        (5,833)
                                                                          --------   --------       --------
                                                                          $   (138)  $ (3,344)      $ (3,482)
                                                                          ========   ========       ========


     The tax  effects of  temporary  differences  that give rise to  significant portions of the deferred tax assets and deferred tax  liabilities as of December 31, 2000 and 1999 are presented below ($ in thousands):

                                                                                              December 31,
                                                                                        -------------------------
                                                                                            2000         1999
                                                                                        ------------ ------------
Deferred Tax Assets:
        Finance Receivables, Principally Due to the Allowance for Credit Losses..       $  4,981     $  2,655
        Inventory................................................................         (1,922)       1,413
        Federal and State Income Tax Net Operating Loss Carryforwards............          1,244          979
        Discontinued Operations Liability........................................            --           583
        Accrued Post Sale Support................................................            864          949
        Deferred Rent............................................................            600          312
        Other....................................................................          1,527          741
                                                                                        --------     --------
        Total Gross Deferred Tax Assets..........................................          7,294        7,632
        Less: Valuation Allowance................................................         (1,000)        (735)
                                                                                        --------     --------
           Net Deferred Tax Assets...............................................          6,294        6,897
                                                                                        --------     --------
Deferred Tax Liabilities:
        Software Development Costs...............................................         (2,218)      (2,607)
        Loan Origination Fees....................................................         (2,979)      (2,075)
        401K.....................................................................           (449)        (449)
        Other....................................................................           (300)        (619)
                                                                                        --------     --------
        Total Gross Deferred Tax Liabilities..........,..........................         (5,946)      (5,750)
                                                                                        --------     --------
           Net Deferred Tax Asset (Liability)....................................       $    348     $  1,147
                                                                                        ========     ========


     There was an increase of $265,000 in the Valuation Allowance for the year ended December 31, 2000 and no change for 1999. In assessing the ability to realize the Deferred Tax Assets, management considers whether it is more likely than not that some portion or all of the Deferred Tax Assets will not be realized. The ultimate realization of Deferred Tax Assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of Deferred Tax Liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the Deferred Tax Assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the established valuation allowance at December 31, 2000.

(10) Servicing

     Pursuant to the Company's securitization program that began in 1996, the Company securitizes loan portfolios with servicing retained. The Company services the securitized portfolios for a monthly fee ranging from .25% to .33% (generally, 3.0% to 4.0% per annum) of the beginning of month principal balance of the serviced portfolios. The Company recognized servicing income of $1.9 million, $7.5 million, and $15.5 million in the years ended December 31, 2000, 1999 and 1998, respectively.

     Servicing income is primarily a result of fees earned on Company securitizations where the loan portfolios were sold with servicing retained. As the Company currently structures its securitization transactions as borrowings, it is expected that servicing income will reduce to zero in future periods.

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

(11) Lease Commitments

     The Company leases used car sales facilities, loan servicing centers, offices, and certain office equipment generally from unrelated entities under various operating leases that expire through December 2020. The leases require monthly rental payments and contain various renewal options from one to ten years. In certain instances, the Company is also responsible for occupancy and maintenance costs, including real estate taxes, insurance, and utility costs. Rent expense totaled $14.2 million, $13.0 million and $11.4 million for the years ended December 31, 2000, 1999, and 1998, respectively.

     A summary of future minimum lease payments required under noncancelable operating leases with remaining lease terms in excess of one year as of December 31, 2000 follows ($ in thousands):
                                                                Total

                     2000.......................................$11,972
                     2001.........................................9,548
                     2002.........................................7,686
                     2003.........................................6,091
                     2004.........................................5,284
                     Thereafter..................................48,583
                                                                -------
                     Total......................................$89,164
                                                                =======

     In 1998 the Company sold 17 properties to an unrelated investment company under a sale-leaseback agreement. In December 1999, Verde acquired these 17 properties at a 10.0% discount for approximately $24.6 million. The total amount paid to Verde under these leases in 2000 was $3.3 million. The Company had previously acquired the option to purchase these properties at Verde's purchase price under certain conditions. As consideration for the $7 million subordinated loan from Verde, the Company released these purchase options.

(12) Stockholders' Equity

     In January 2001, as consideration for the $7 million loan from Verde, the Company agreed to issue to Verde, the right to acquire warrants on July 25, 2001 subject to certain conditions. The warrants would allow for the purchase of up to 1,500,000 shares of the Company's common stock. The warrants are exercisable at $4.50 per share through July 25, 2011.

     During 2000, the Company acquired approximately 1.5 million shares of Treasury Stock for approximately $11.0 million under its Stock Repurchase Program. During 2000, the Company acquired approximately 1.1 million shares of Company Common Stock with a value of approximately $8.0 million in the Exchange Offer.

     During 1999, the Company acquired approximately 1.0 million shares of Treasury Stock for approximately $5.8 million under its Stock Repurchase Program. During 1998, the Company acquired approximately 2.7 million shares of Company Common Stock with a value of approximately $14.0 million in the Exchange Offer. The Company also acquired 75,000 shares of Treasury Stock for approximately $535,000 under its Stock Repurchase Program.

     During 1998, the Company issued 50,000 warrants to a third party to purchase Company common stock at $12.50 per share. The warrants expired February 2001.

     During 1998, the Company issued warrants, valued at approximately $900,000, to purchase 500,000 shares of Company common stock at $10 per share in connection with senior subordinated note payable agreements. The warrants are exercisable at any time until the later of (1) February 2001, or (2) when the notes are paid in full.

     During 1998, the Company issued 325,000 warrants to a third party to purchase Company common stock at $20.00 per share. The warrants expired April 1, 2001.

     During 1997, the Company issued warrants for the right to purchase 389,800 shares of the Company's common stock for $20.00 per share exercisable through February 2000. The warrants were valued at approximately $612,000. These warrants remained outstanding at December 31, 1998 but were subsequently repurchased during 1999. In addition, warrants to acquire 121,023 shares of the Company's common stock at $6.75 per share and 174,000 shares of the Company's common stock at $9.45 per share were outstanding at December 31, 2000.

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

(13) Earnings (Loss) Per Share

     The Company paid no  preferred  stock  dividends  in 2000,  1999 or 1998. A summary of the  reconciliation  from basic earnings
(loss) per share to diluted earnings (loss) per share for the years ended December 31, 2000,  1999, and 1998 follows ($ in thousands except for per share amounts):
                                                                          ----------------------------------
                                                                            2000         1999         1998
                                                                          --------     --------     --------
Earnings from Continuing Operations                                       $ 9,063      $ 8,687      $ 3,455
                                                                          ========     ========     ========
Net Earnings (Loss)                                                         9,063        9,260       (5,703)
                                                                          ========     ========     ========
Basic Earnings Per Share From Continuing Operations                          0.67         0.58         0.19
                                                                          ========     ========     ========
Diluted Earnings Per Share From Continuing Operations                        0.67         0.57         0.19
                                                                          ========     ========     ========
Basic Earnings (Loss) Per Share                                              0.67         0.61        (0.32)
                                                                          ========     ========     ========
Diluted Earnings (Loss) Per Share                                            0.67         0.60        (0.31)
                                                                          ========     ========     ========

Basic EPS-Weighted Average Shares Outstanding                              13,481       15,093       18,082
Effect of Diluted Securities:
   Warrants                                                                   -              7           41
   Stock Options                                                              146          229          282
                                                                          --------     --------     --------
Dilutive EPS-Weighted Average Shares Outstanding                           13,627       15,329       18,405
                                                                          ========     ========     ========
Warrants Not Included in Diluted EPS Since Antidilutive                     1,245        1,049        1,389
                                                                          ========     ========     ========
Stock Options Not Included in Diluted EPS Since Antidilutive                  843          610        1,470
                                                                          ========     ========     ========

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

A summary of the aforementioned stock plan activity including the number and weighted average price per share(Average Price)follows:

                                                   Stock Option Plan                  Executive Plan
                                                =========================================================
                                                               Average                       Average
                                                Number         Price          Number         Price
                                                ------------   ------------   ------------   ------------
Balance, December 31, 1998.............         1,075,000      $  6.80         500,000       $  8.25
   Granted.............................           312,000         6.81         300,000          5.56
   Forfeited...........................          (178,000)        9.25        (120,000)         7.35
   Exercised...........................           (50,000)        1.56             --             --
                                                ------------   ------------   ------------   ------------
Balance, December 31, 1999.............         1,159,000         6.56         680,000          7.22
                                                ------------   ------------   ------------   ------------
   Granted.............................           113,000         6.35             --             --
   Forfeited...........................          (196,000)        6.73         (70,000)         8.25
   Exercised...........................          (108,000)        4.20             --             --
                                                ------------   ------------   ------------   ------------
Balance, December 31, 2000.............           968,000      $  6.50         610,000       $  7.10
                                                ============   ============   ============   ============
Number of shares exercisable...........           454,000                      160,000
                                                ============   ============   ============   ============

     At December 31, 2000, there were 439,000 and 190,000 additional shares available for grant under the Stock Option Plan and Executive Plan, respectively. The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $3.09, $3.88 and $3.22, respectively, on the date of grant using the Black-Scholes option-pricing model. The following are the weighted-average assumptions: 2000 -- expected dividend yield 0%, risk-free interest rate of 4.64%, expected volatility of 48.9%, and an expected life of 5 years; 1999 -- expected dividend yield 0%, risk-free interest rate of 5.67%, expected volatility of 41.2%, and an expected life of 5 years; 1998 -- expected dividend yield 0%, risk-free interest rate of 5.25%, expected volatility of 50.0%, and an expected life of 5 years

     During 1998, the Board of Directors approved separate plans to reprice the Company's outstanding stock options under the Stock Option Plan, one in January 1998 and a second in November 1998. The forfeited options had exercise prices ranging from $9.75 to $20.75 and were repriced at $9.75 or $5.13 per share, the fair market value on the date of the respective repricings. Approximately 391,000 options were issued under the repricing program. The vesting period was not affected for the options repriced under the January 1998 repricing plan. However, the vesting period started over on the repricing date for the options issued under the November 1998 repricing plan.


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

                                                                2000           1999           1998
                                                             ----------     ----------     ----------
     Pro Forma Earnings from Continuing Operations
        Available to Common Stockholders................     $    8,345     $    7,603     $    2,468
     Pro forma Net Earnings  (Loss) Available to
     Earnings (Loss) per Share-- Basic:
        Continuing Operations Pro Forma.................     $     0.62     $     0.50     $     0.14
        Net Earnings (Loss) Pro Forma...................     $     0.62     $     0.54     $    (0.37)
     Earnings (Loss) per Share-- Diluted:
        Continuing Operations Pro Forma.................     $     0.61     $     0.50     $     0.14
        Net Earnings (Loss) Pro Forma...................     $     0.61     $     0.53     $    (0.36)


     A summary of stock options granted at December 31, 2000 follows:

                                             Options Outstanding                                   Options Exercisable
                                      =========================================================================================
                                        Number           Weighted-Avg       Weighted-Avg          Number           Weighted-Avg
Range of                              Outstanding         Remaining           Exercise          Exercisable          Exercise
Exercise Prices                       at 12/31/00      Contractual Life        Price            at 12/31/00           Price
------------------------------        -----------      ----------------     ------------        -----------        ------------
$1.72 to $4.94................          159,000        2.1 years            $     2.94           141,000           $    2.69
$5.00 to $6.75................          613,000        6.9 years                  5.61           162,000                5.90
$7.25 to $8.25................          757,000        7.3 years                  8.21           290,000                8.20
$8.44 to $18.63...............           49,000        6.9 years                 10.18            21,000               11.16
------------------------------        -----------      ----------------     ------------        -----------        ------------
                                      1,578,000                             $     6.73           614,000           $    6.43
                                      ===========                           ============        ===========        ============


(15) Commitments and Contingencies

     In connection with its securitization transactions, the Company provides a credit enhancement to the investor. The Company maintains reserve accounts at a specified percentage, ranging from 8.0% to 11.0%, of the underlying finance receivables' principal balance. In the event that the cash flows generated by the finance receivables are insufficient to pay obligations of the trust, including principal or interest due to certificate holders or expenses of the trust, the trustee will draw funds from the reserve account as necessary to pay the obligations of the trust. The reserve account must be maintained at a specified percentage of the principal balances of the finance receivables held by the trust, which can be increased in the event delinquencies or losses exceed specified levels. If the reserve account exceeds the specified percentage, the trustee will release the excess cash to the Company from the pledged reserve account. Except for releases in this manner, the cash in the reserve account is restricted from use by the Company.

     The Company's discontinued operations have entered into servicing agreements with two companies that have filed and subsequently emerged from bankruptcy and continue to operate under their approved plans of reorganization. Under the terms of the respective servicing agreements and approved plans of reorganization, once certain creditors of the bankrupt companies have been paid in full, the Company is entitled to certain incentive compensation in excess of the servicing fees earned to date. Under the terms of one of the agreements, the Company is scheduled to receive 17.5% of all collections of the serviced portfolio once the specified creditors have been paid in full. Under the terms of the second agreement, the Company is scheduled to receive the first $3.25 million in collections once the specified creditors have been paid in full and 15% thereafter. The Company is required to issue up to 150,000 warrants to the extent the Company receives the $3.25 million and in addition will be required to issue 75,000 warrants for each $1.0 million in incentive fee income after collection of the $3.25 million. As of December 31, 2000, management estimates that the incentive compensation could range from $7.0 to $8.0 million under these agreements. For the year ended December 31, 2000, results of operations for discontinued operations include $6.1 million in fee income with regard to these incentives.

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

     The Company will match from 10% to 25% of the participants' contributions with Company common stock. Participants are immediately vested in the amount of their direct contributions and vest over a five-year period, as defined by the plan, with respect to the Company's contribution. Compensation expense related to these plans totaled $566,000, $194,000, and $121,000 during the years ended December 31, 2000, 1999, and 1998, respectively.

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

     Since the fair value is estimated as of December 31, 2000 and 1999, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

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

(18) Subsequent Events

     Subsequent to year-end, the Company decided to close two of its collection centers in an effort to reduce operating expenses and improve the effectiveness of the collection process. As part of this move, the 31-60 day collection process, previously located at the collection centers, will be transferred to the dealerships. The cost of payroll and severance related expenses is estimated to be approximately $600,000. Additional costs related to the remaining lease obligations of the properties is estimated be between $500,000 and $1 million.

     On April 11, 2001, as previously announced, Mr. Ernest Garcia, II, made an offer to the board of directors to purchase all of the outstanding shares of the Company's common stock not already held by him. Under the terms of the offer, the holders of the outstanding shares of common stock would receive $7.00 per share, $2.00 in cash and $5.00 in subordinated debentures from the acquiring company. The subordinated debentures would have interest payable at 10%, interest only payments semiannually until maturity and a ten year term. Mr. Garcia's offer also states that Greg Sullivan, chief executive officer and president of the Company, would receive an option to purchase a 20% interest in the acquiring company. The Company anticipates that the board of directors will establish a special transaction committee, composed of disinterested directors, to evaluate and make a recommendation to the full board.

(19) Business Segments

     Operating results and other financial data are presented for the principal business segments of the Company for the years ended December 31, 2000, 1999, and 1998, respectively. The Company has three distinct business segments. These consist of retail car sales operations (Retail Operations), the income generated from the finance receivables generated at the Company dealerships (Portfolio Operations), and corporate and other operations (Corporate Operations). In computing operating profit by business segment, the following items were considered in the Corporate Operations category: portions of administrative expenses, interest expense and other items not considered direct operating expenses. Identifiable assets by business segment are those assets used in each segment of Company operations.


   A summary of operating results and other information, by business segment, for years ended December 31, 2000, 1999 and 1998 follows ($ in thousands):

                                                Retail          Portfolio       Corporate       Total
                                                ---------       ----------      ---------       ---------
December 31, 2000:
Sales of Used Cars                              $ 483,282       $      -         $    -         $ 483,282
Less: Cost of Cars Sold                           268,248              -              -           268,248
    Provision for Credit Losses                    99,356           42,615            -           141,971
                                                ---------       ----------      ---------       ---------
                                                  115,678          (42,615)           -            73,063
                                                ---------       ----------      ---------       ---------
Net Interest Income                                   -             92,587            434          93,021
Servicing and Other Income                            -              1,855            -             1,855
Income before Operating Expenses                  115,678           51,827            434         167,939
Operating Expenses:
Selling and Marketing                              28,756              -              -            28,756
General and Administrative                         56,373           28,860         20,154         105,387
Depreciation and Amortization                       4,677            1,128          3,260           9,065
                                                ---------       ----------      ---------       ---------
                                                   89,806           29,988         23,414         143,208
                                                ---------       ----------      ---------       ---------
Income (loss) before Other Interest Expense     $  25,872       $   21,839      $ (22,980)      $  24,731
                                                =========       ==========      =========       =========
Capital Expenditures                            $   9,751       $    1,227      $   8,663       $  19,641
Identifiable Assets                             $ 104,743       $  514,614      $  28,589       $ 647,946


December 31, 1999:
Sales of Used Cars                              $ 389,908       $      -        $     -         $ 389,908
Less: Cost of Cars Sold                           219,037              -              -           219,037
    Provision for Credit Losses                    80,627           22,328            -           102,955
                                                ---------       ----------      ---------       ---------
                                                   90,244          (22,328)           -            67,916
Net Interest Income                                   -             53,521            456          53,977
Servicing and Other Income                            -              7,472            -             7,472
                                                ---------       ----------      ---------       ---------
Income before Operating Expenses                   90,244           38,665            456         129,365
                                                ---------       ----------      ---------       ---------
Operating Expenses:
Selling and Marketing                              23,132              -              -            23,132
General and Administrative                         44,770           19,809         16,991          81,570
Depreciation and Amortization                       3,588            1,141          2,219           6,948
                                                ---------       ----------      ---------       ---------
                                                   71,490           20,950         19,210         111,650
                                                ---------       ----------      ---------       ---------
Income (loss) before Other Interest Expense     $  18,754       $   17,715      $ (18,754)      $  17,715
                                                =========       ==========      =========       =========

Capital Expenditures                            $   5,175       $      897      $   2,902       $   8,974
Identifiable Assets                             $ 100,183       $  398,437      $   4,211       $ 502,831

December 31, 1998:
Sales of Used Cars                              $ 287,618       $      -        $     -         $ 287,618
Less: Cost of Cars Sold                          165,282               -              -           165,282
    Provision for Credit Losses                    59,770            5,548            -            65,318
                                                ---------       ----------      ---------       ---------
                                                   62,566           (5,548            -            57,018
                                                ---------       ----------      ---------       ---------
Net Interest Income                                   -             14,086            341          14,427
Gain on Sale of Loans                                 -             12,093            -            12,093
Servicing and Other Income                            -             15,481            -            15,481
Income before Operating Expenses                   62,566           36,112            341          99,019
Operating Expenses:
Selling and Marketing                              18,246              -              -            18,246
General and Administrative                         35,765           18,519         15,610          69,894
Depreciation and Amortization                       2,582            1,333            997           4,912
                                                ---------       ----------      ---------       ---------
                                                   56,593           19,852         16,607          93,052
                                                ---------       ----------      ---------       ---------
Income (loss) before Other Interest Expense     $   5,973       $   16,260        (16,266)      $   5,967
                                                =========       ==========      =========       =========

Capital Expenditures                            $  19,176       $    1,297      $   2,352       $  22,825
Identifiable Assets                             $  75,366       $  145,880      $   9,038       $ 230,284


(19) Quarterly Financial Data -- unaudited


     A summary of the quarterly  data for the years ended December 31, 2000, and 1999 follows ($ in thousands):

                                                     First           Second          Third           Fourth
                                                     Quarter         Quarter         Quarter         Quarter         Total
                                                     --------------- --------------- --------------- --------------- ---------------
2000:
Total Revenue                                        $ 159,124       $ 151,984       $ 158,380       $ 135,368       $ 604,856
                                                     =========       =========       =========       =========       =========
Income before Operating Expenses                        46,580          45,358          44,210          31,791         167,939
                                                     =========       =========       =========       =========       =========
Operating Expenses                                      36,688          35,435          37,303          33,782         143,208
                                                     =========       =========       =========       =========       =========
Income (Loss) before Other Interest Expense              9,892           9,923           6,907          (1,991)         24,731
                                                     =========       =========       =========       =========       =========
Earnings (Loss) from Continuing Operations           $   4,483       $   4,348       $   2,683       $  (2,451)      $   9,063
                                                     =========       =========       =========       =========       =========
Net Earnings (Loss)                                  $   4,483       $   4,348       $   2,683       $  (2,451)      $   9,063
                                                     =========       =========       =========       =========       =========
Basic Earnings (Loss) Per Share from Continuing
     Operations                                      $    0.30       $    0.31       $    0.21       $   (0.20)      $    0.67
                                                     =========       =========       =========       =========       =========
Diluted Earnings (Loss) Per Share from Continuing
     Operations                                      $    0.30       $    0.31       $    0.21       $   (0.20)      $    0.67
                                                     =========       =========       =========       =========       =========
Basic Earnings (Loss) Per Share                      $    0.30       $    0.31       $    0.21       $   (0.20)      $    0.67
                                                     =========       =========       =========       =========       =========
Diluted Earnings (Loss) Per Share                    $    0.30       $    0.31       $    0.21       $   (0.20)      $    0.67
                                                     =========       =========       =========       =========       =========
1999:
Total Revenue                                        $ 119,715       $ 115,927       $ 124,883       $ 105,429       $ 465,954
                                                     =========       =========       =========       =========       =========
Income before Operating Expenses                        29,869          31,377          35,516          32,603         129,365
                                                     =========       =========       =========       =========       =========
Operating Expenses                                      28,970          27,708          28,080          26,892         111,650
                                                     =========       =========       =========       =========       =========
Income before Other Interest Expense                       899           3,669                           7,436           5,711
                                                     =========       =========       =========       =========       =========
Earnings from Continuing Operations                  $     619       $   1,792       $   3,657       $   2,619       $   8,687
                                                     =========       =========       =========       =========       =========
Earnings (Loss) from Discontinued
Operations                                                (196)           (324)            525             568             573
                                                     =========       =========       =========       =========       =========
Net Earnings                                         $     423       $   1,468       $   4,182       $   3,187       $   9,260
                                                     =========       =========       =========       =========       =========
Basic Earnings Per Share from Continuing
     Operations                                      $    0.04       $    0.12       $    0.24       $    0.18       $    0.58
                                                     =========       =========       =========       =========       =========
Diluted Earnings Per Share from Continuing
     Operations                                      $    0.04       $    0.12       $    0.24       $    0.17       $    0.57
                                                     =========       =========       =========       =========       =========
Basic Earnings Per Share                             $    0.03       $    0.10       $    0.28       $    0.21       $    0.61
                                                     =========       =========       =========       =========       =========
Diluted Earnings Per Share                           $    0.03       $    0.10       $    0.28       $    0.21       $    0.60
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

                                    PART III
          ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information  required by this Item pertaining to executive officers of Ugly Duckling  is set  forth  above in Part I of this
Form  10-K  under the  caption, "Executive  Officers of the  Registrant,"  and is incorporated by reference into this Item.
Information  concerning  directors  of the  registrant  and  persons nominated to become  directors  is included in the following table.  The table gives the name, age, principal occupation and  business experience of our directors.  Also, included for each director is the year in which he became a director for us, his positions and offices with us, family relationships,  other directorships and certain other biographical information.

==========================================================================================================================
                                                                                                               Director
Name                               Age      Business Experience                                                Since
---------------------------------- -------- ------------------------------------------------------------------ -----------
Ernest C. Garcia II                43       Chairman of the Board of Ugly Duckling since its founding in        1996
                                            1992. Mr. Garcia also served as Chief Executive Officer until
                                            July 1999 and as President from 1992 to 1996. Since 1991, Mr.
                                            Garcia has served as President of Verde Investments, Inc.
                                            (Verde), a real estate investment corporation wholly owned by
                                            Mr. Garcia.  See "Change of Control Arrangements," and
                                            "Certain Relationships and Related Transactions."
---------------------------------- -------- ------------------------------------------------------------------ -----------
Christopher D. Jennings            47       Co-Chief Executive Officer of GlobalEuroNet Group, Inc., a          1996
                                            company focused on investment and merchant banking
                                            opportunities in technology, life sciences and other
                                            knowledge based industries, beginning in May 2000.  From
                                            April 1998 until May 2000, he was a Managing Director of
                                            Friedman, Billings, Ramsey & Co., Inc., an investment banking firm. Mr. Jennings served as a Managing Director of
                                            Cruttenden Roth Incorporated (Cruttenden Roth), also an
                                            investment banking firm, from 1995 to April 1998. From 1992 to 1994, Mr. Jennings served as a Managing Director at the investment banking firm, Sutro & Co. From 1989 to 1992, Mr.
                                            Jennings served as a Senior Managing Director at Maiden Lane
                                            Associates, Ltd., a private equity fund. Prior to 1989, Mr.
                                            Jennings served in various positions with, among others, Dean
                                            Witter Reynolds, Inc. and Warburg Paribas Becker, Inc., both of which are investment banking firms. Mr. Jennings is also a director of Global Netfinancial.com, Inc.  Mr. Jennings is a member of the Compensation and Audit Committees of the
                                            board.  See "Certain Relationships and Related Transactions"
                                            and "Security Ownership of Certain Beneficial Owners and
                                            Management."
---------------------------------- -------- ----------------------------------------------------------------- -----------
John N. MacDonough                 57       Former Chairman and Chief Executive Officer of Miller Brewing      1996
                                            Company, a brewer and marketer of beer, from 1993 until April of 1999. Mr. MacDonough previously served from 1992 to 1993 as Miller Brewing's President and Chief Operating Officer.
                                            Prior to 1992, he was employed in various positions at
                                            Anheuser Busch, Inc., also a brewer and marketer of beer. Mr.
                                            MacDonough is a director of FSbuy.com, a company offering an
                                            e-commerce solution for the foodservice industry.  Mr.
                                            MacDonough is also a director of Marshall & Ilsley Bank.  He is married to the sister of Mr. Sullivan.
---------------------------------- -------- ----------------------------------------------------------------- -----------
Gregory B. Sullivan                42       Ugly Duckling Corporation's President since March 1996 and         1998
                                            Chief Executive Officer since July 1999. From 1995 through
                                            February 1996, Mr. Sullivan was a consultant for us. He is an inactive member of the State Bar of Arizona. Mr. Sullivan's sister is married to Mr. MacDonough.
---------------------------------- -------- ----------------------------------------------------------------- -----------
Frank P. Willey                    47       President of Fidelity National Financial, Inc., a title            1996
                                            insurance underwriter, since 1995. From 1984 to 1995, Mr.
                                            Willey served as the Executive Vice President and General
                                            Counsel of Fidelity National Title. Mr. Willey is also a
                                            director of Fidelity National Financial, Inc. and CKE
                                            Restaurants, Inc., an operator of various quick-service
                                            restaurant chains. He is a member of the Compensation and
                                            Audit Committees of the board.
---------------------------------- -------- ----------------------------------------------------------------- -----------
Gregory S. Kilfoyle                54       Founder and Managing Member of Kilfoyle, Bruner & Kettell,         2001
                                            LLC (dba KBK Real Estate Advisors), a real estate brokerage and consulting firm, since 1996.  From 1986 to 1996, Mr.
                                            Kilfoyle was a Senior Vice President of Marketing at Colliers
                                            Iliff Thorn, a commercial real estate brokerage firm.  Prior to his real estate career, Mr. Kilfoyle also spent ten (10)
                                            years in the computer industry as a financial and sales
                                            executive managing a closely held corporation based in
                                            California.  He is a member of the Audit Committee of the
                                            board.
=========================================================================================================================

                        ITEM 11 -- EXECUTIVE COMPENSATION

     The table below sets forth information concerning the annual and long-term compensation for services rendered in all capacities for us during the three fiscal years ended December 31, 2000 of individuals serving as our Executive Officers during 2000.

=============================================================================================================================
                                                   Annual Compensation                  Long-Term Compensation
                                                                                                Awards
                                                                                        ------------ ------------
                                                                                                     Securities
                                                                           Other        Restricted   Under-
                                                                           Annual       Stock        Lying        All Other
                                          Year     Salary      Bonus       Compensation Award(s)     Options      Compensation
Name and Principal Position                        ($)                     ($)          ($)          (#)(1)       ($)(2)
========================================= ======== =========== =========== ============ ============ ============ ==========
Gregory B. Sullivan                       2000     $250,000    $74,580     $8,896 (3)   --           --           $2,124
  Presiden and Chief Executive Officer    -------- ----------- ----------- ------------ ------------ ------------ ----------
                                          1999     $200,000    $60,000     $4,850 (3)   --           125,000      $688
                                          -------- ----------- ----------- ------------ ------------ ------------ ----------
                                          1998     $208,308    --          $1,156 (3)   --           500,000      $833
                                          -------- ----------- ----------- ------------ ------------ ------------ ----------
----------------------------------------- -------- ----------- ----------- ------------ ------------ ------------ ----------
Steven T. Darak                           2000     $197,308    $52,294     $4,141 (4)   --           --           --
  Senior Vice President, and              -------- ----------- ----------- ------------ ------------ ------------ ----------
  Chief Financial Officer                 1999     $175,000    $49,950     $870   (4)   --           35,000       --
                                          -------- ----------- ----------- ------------ ------------ ------------ ----------
                                          1998     $180,961    --          $1,750 (4)   --           65,001(5)    --
                                          -------- ----------- ----------- ------------ ------------ ------------ ----------
----------------------------------------- -------- ----------- ----------- ------------ ------------ ------------ ----------
Steven A. Tesdahl (6)                     2000     $226,816    $18,536     --           --           --           $1,438
  Senior Vice President, and              -------- ----------- ----------- ------------ ------------ ------------ ----------
  Chief Information Officer               1999     $198,941    $11,658     --           --           --           $220
                                          -------- ----------- ----------- ------------ ------------ ------------ ----------
                                          1998     $187,115    --          --           --           75,000 (7)   $1,000
                                          -------- ----------- ----------- ------------ ------------ ------------ ----------
----------------------------------------- -------- ----------- ----------- ------------ ------------ ------------ ----------
Jon Ehlinger                              2000     $147,462    $33,363     --           --           --           $1,879
  Vice President,                         -------- ----------- ----------- ------------ ------------ ------------ ----------
  General Counsel and Secretary           1999     $135,076    $17,081     --           --           10,000       $172
                                          -------- ----------- ----------- ------------ ------------ ------------ ----------
                                          1998     $56,307     --          --           --           10,000       --
============================================================================================================================

(1) The amounts shown in this column represent stock options granted either pursuant to the Incentive Plan or the Executive Plan. For the Incentive Plan, options generally vest over a 5-year period, with 20% of the options becoming exercisable on each successive anniversary of the date of grant. For the Executive Plan, options vest over a 5-year period, with 20% becoming exercisable on each successive anniversary of the date of grant, but subject to additional vesting hurdles based on the market price of our common stock as traded on Nasdaq and /or internal financial performance targets. Regardless of the preceding vesting schedule being met for the Executive Plan options, such options also fully vest at a set date in the future (i.e., "cliff vest"). See "Compensation of Executive Officers, Benefits and Related Matters - Long Term Incentive Plan" and " --- 1998 Executive Incentive Plan" for a discussion of the Incentive Plan and Executive Plan, respectively.

(2) The amounts shown in this column include the dollar value of 401(k) plan contributions in Ugly Duckling common stock made by Ugly Duckling for the benefit of our Named Executive Officers. The stock related portion of this amount only includes vested stock as of December 31, 2000 and the value is calculated with a share price of $3.94, the closing price of the stock as of December 31, 2000 (as reported by Nasdaq).

(3) These amounts include $8,896 for Mr. Sullivan's personal use of a company car for 2000, $4,850 for 1999 and $1,156 for a portion of 1998.

(4) These amounts include an $4,141 for Mr. Darak's personal use of an auto for 2000, $870 for car allowance in 1999 and a $1,750 car allowance during 1998.



(5) Includes 15,001 options that were cancelled and reissued on November 17, 1998.

(6) Mr. Tesdahl received a grant of restricted stock upon his initial hiring in September 1997. The grant was pursuant to his employment agreement with us and was made outside of the Incentive Plan and the Executive Plan. The award was for approximately 7,692 shares at $13.00 per share (based on the closing price of our stock on the grant date as reported by Nasdaq). Under Mr. Tesdahl's employment agreement, these shares vested 100% in January 1998. At December 31, 2000, Mr. Tesdahl retained 4,565 shares from the restricted stock award, valued at $31,407 (based on the December 31, 2000 closing price of our stock of $3.94 per share as reported by Nasdaq).

(7) Includes 50,000 options that were cancelled and reissued on November 17, 1998.



                        OPTION GRANTS IN LAST FISCAL YEAR

     There were no option grants for the fiscal year ended December 31, 2000 to any of our Named Executive Officers.


                          RECENT OPTION GRANTS IN 2001

     On February 19, 2001, the Board and Compensation Committee approved a grant of 5,000 options under the Long Term Incentive Plan to each independent director at an exercise price of $4.03 per share.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

     The table below sets forth information with respect to option exercises and the number and value of options outstanding at December 31, 2000 held by our Named Executive Officers. Generally, we have not issued any other forms of stock based awards.

=========================== ================ ================= ================================== ==================================
                                                               Number of Securities               Value Of Unexercised
                                                               Underlying Options At              In-The-Money Options At
                                                               Fiscal Year End (#)(1)             Fiscal Year End ($)(2)
                                                               ---------------------------------- ----------------------------------
                                                               ----------------- ---------------- ----------------- ----------------
                            Shares
                            Acquired On      Value
Name                        Exercise (#)     Realized ($)      Exercisable       Unexercisable    Exercisable       Unexercisable
--------------------------- ---------------- ----------------- ----------------- ---------------- ----------------- ----------------
--------------------------- ---------------- ----------------- ----------------- ---------------- ----------------- ----------------
Ernest C. Garcia II         --               --                20,000            80,000           --                --
--------------------------- ---------------- ----------------- ----------------- ---------------- ----------------- ----------------
Gregory B. Sullivan         --               --                336,000           430,000          $156,600.00       --
--------------------------- ---------------- ----------------- ----------------- ---------------- ----------------- ----------------
Steven T. Darak             --               --                33,998            76,003           --                --
--------------------------- ---------------- ----------------- ----------------- ---------------- ----------------- ----------------
Jon D. Ehlinger             --               --                6,000             14,000           --                --
--------------------------- ---------------- ----------------- ----------------- ---------------- ----------------- ----------------
Steven A. Tesdahl           --               --                30,000            45,000           --                --
=========================== ================ ================= ================= ================ ================= ================


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

(2) In-the-money options are options for which the option exercise price (the fair market value on the date of grant) was lower than the market price of our common stock on December 31, 2000. The market price of our common stock on December 31, 2000 was $3.94 per share based on the closing price of our stock on that date as reported by Nasdaq. The values in the last two columns have not been, and may never be, received by the Named Executive Officers. Actual gains, if any, on option exercises will depend on the value of the common stock on the exercise dates. Accordingly, there can be no assurance that the values shown in the last two columns will be realized. The closing price of our common stock on March 30, 2001 was $43.50 per share.

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

          incentive stock options (ISOs),

          nonqualified stock options (NQSOs),

          performance shares,

          restricted stock, and

          performance-based awards.

     The Incentive Plan is administered by our board or a board committee (i.e., Compensation Committee), whose members qualify as non-employee directors and outside directors. The Compensation Committee has the authority to administer the plan, including the power to determine -

          eligibility,

          type and number of awards to be granted, and

          terms and conditions of any award granted, including the price and timing of awards, vesting and acceleration of such awards (other than performance-based awards).

     Thus far, we have only granted ISOs and NQSOs under this plan. Generally, these stock options have been subject to vesting over a 5-year period, with 20% of the options becoming exercisable by the holder on each successive anniversary date of the grant. The options generally expire 10 years after the grant date. The total number of shares of our common stock initially available for awards under the Incentive Plan was 1,800,000. The exercise price of all options granted under the plan in the past has equaled or exceeded the fair market value of our common stock on the date of grant. The plan has a "change of control" provision that is summarized below. See "Compensation of Executive Officers, Benefits and Related Matters -- Change of Control Arrangements."

     In 2000, the Compensation Committee granted, subject to certain conditions, approximately 113,000 options under the Incentive Plan.

     At March 15, 2001, we had granted options under the plan to purchase approximately 1,381,624 shares of our common stock (net of canceled and lapsed grants) to several of our employees, advisors and consultants, of which approximately 967,721 were outstanding. Also at March 15, 2001, there were approximately 468,376 of our shares that remained available for grant under the plan.

                         1998 EXECUTIVE INCENTIVE PLAN

     The 1998 Executive Incentive Plan (Executive Plan) was approved by our stockholders at our 1998 annual meeting. The plan became effective as of January 1998. Under the Executive Plan, Ugly Duckling may grant ISOs, NQSOs, SARs, performance shares, restricted stock, and performance-based awards to its employees, consultants and advisors. Although the Executive Plan allows broad based awards to be granted and thus is similar to the Incentive Plan, we currently intend to utilize the Executive Plan primarily for performance-based awards to our executives and key employees as noted previously. The total number of shares of our common stock initially available for awards under the Executive Plan was 800,000. The exercise price of all options granted under the Executive Plan in the past has been equal to the fair market value of our common stock on the date of grant. The plan is administered by the Compensation Committee and has a "change of control" provision that is summarized below. See "-- Change of Control Arrangements."

     At March 15, 2001, we had granted options under the plan to purchase 610,000 shares of our common stock (net of canceled and lapsed grants) to various officers of Ugly Duckling, of which 610,000 are still outstanding. There were 190,000 shares that remained available for grant under the plan as of March 15, 2001.

     Other than as summarized and noted above, the Executive Plan is similar to the Incentive Plan as described herein.

                                  401 (K) PLANS

     Under our 401(k) plan, eligible employees may direct that we withhold a portion of their compensation, up to a legally established maximum, and contribute this amount to their accounts. We place all 401(k) plan contributions in our 401(k) plan funds. Participants may direct the investment of their account balances among mutual or investment funds available under the plan. The 401(k) plan provides a matching contribution of Ugly Duckling stock of up to 50% for up to the first six percent of a participant's pre-tax contributions. The matching contribution vesting and percentage match are based upon years of service with one hundred percent vesting and fifty percent matching at five years. Amounts contributed to participant accounts under the 401(k) plan and any earnings or interest accrued on the participant accounts are generally not subject to federal income tax until distributed to the participant and, except in limited cases, the participant may not withdraw such amounts until death, retirement or termination of employment.

                CONTRACTS WITH DIRECTORS AND EXECUTIVE OFFICERS
                           AND SEVERANCE ARRANGEMENTS

Steven A. Tesdahl

     On August 6, 1997, we entered into an employment agreement with Mr. Tesdahl that was amended as of May 21, 1998 and March 1, 2001. Mr. Tesdahl is Senior Vice President and Chief Information Officer of Ugly Duckling. The agreement, as amended, provides for no minimum or maximum term of employment. But it does provide for: (1) beginning in 2001, an annual base salary of $215,000 per year, subject to annual review by our Chief Executive Officer; (2) eligibility for bonuses each year as determined by our Chief Executive Officer/President and subject to Compensation Committee approval, but beginning in 2001 in no event will the bonus be less than $20,000; (3) an initial stock option grant to acquire 100,000 shares of our common stock under the Incentive Plan, with terms and conditions consistent with the plan's general terms; (3) a grant of restricted stock valued at $100,000 on the approximate effective date of Mr. Tesdahl's employment with us, which fully vested as of January 15, 1998; and (4) certain other benefits. The agreement has a "change of control" provision that provides for certain rights and benefits to Mr. Tesdahl upon such an event occurring and either:

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

                         CHANGE OF CONTROL ARRANGEMENTS

Long Term Incentive Plan

     The term "change of control" is defined in the Incentive Plan and is summarized in the next paragraph. Upon a change of control of Ugly Duckling the Compensation Committee, in its discretion, will either --

          cause all outstanding options and awards to be fully vested and exercisable and all restrictions to lapse, allowing participants the right to exercise options and awards before the change of control occurs (which event would otherwise terminate participants' options and awards); or

          cause all outstanding options and awards to terminate, if the surviving or resulting corporation agrees to assume the options and awards on terms that substantially preserve the rights and benefits of outstanding options and awards.

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

          our   stockholders   approve  a  plan  of  complete   liquidation   or
          dissolution;

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

         COMPENSATION OF OUR DIRECTORS AND THE DIRECTOR INCENTIVE PLAN

     During 2000, we paid our independent directors:

          an annual retainer of $7,500 per year;

          beginning with the April 2000 meeting, $2,000 for physical attendance at meetings of the board and $1,000 for physical attendance at meetings of committees of the board, and beginning with the April 2000 meeting, $1,000 for their attendance by telephone at meetings of the board and $500 for telephonic attendance at committee meetings.

     We also reimburse these directors for reasonable travel expenses for their attendance at these meetings.

     In addition, under Ugly Ducklings' Director Incentive Plan (Director Plan), upon initial appointment or initial election to the board, each of our independent directors receives Ugly Duckling common stock valued at $30,000 (Director Stock). Director Stock generally vests in increments of 1/3 over a three-year period. In 2000 and 2001, each of our independent directors was also granted 5,000 options under the Long Term Incentive Plan. These options were 100% vested upon issuance.

     We do not compensate Mr. Garcia or directors who are also officers of Ugly Duckling for their service as directors and such directors are not eligible to participate in our Director Plan. The board's compensation will remain the same in 2001, except for an increase in the annual retainer to $20,000.

    ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning ownership of common stock of the Company by certain beneficial owners and management is incorporated in the table below. The table gives information as of March 15, 2001, unless another date is indicated, concerning:

          each beneficial owner of more than 5% of our common stock;

          beneficial ownership by all our directors and all our Named Executive Officers; and

          beneficial ownership by all our directors and executive officers as a group.

     The number of shares beneficially owned by each entity, person, director or executive officer is determined under rules of the Securities and Exchange Commission, and the information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire as of May 30, 2001 (60 days after March 30, 2001) through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares these powers with his spouse) with respect to the shares set forth in the following table. Other than as set forth below, we know of no other 5% owner of our common stock as of March 30, 2001.

BENEFICIAL OWNERSHIP TABLE
==================================================================================================================================
                                                                                  Amount and    Nature of             Percent of
Title of Class     Name of Beneficial Owner, Address and Other Information(1)     Beneficial    Ownership(#)(2)(3)(4) Class(2)(3)(4)
------------------ -------------------------------------------------------------- --------------------------------  --------------
Common Stock       Ernest C. Garcia II, Chairman of the Board and 5% Owner,        4,500,000    Direct
                   indirect ownerships consists of 2,003,500 shares held by        2,367,100    Indirect
                   Verde, 18,800 shares held by Verde Reinsurance Corporation,        40,000    Vested Options
                   and 344,800 shares held by Cygnet Capital Corporation, all     ----------
                   corporations wholly owned by Mr. Garcia.                        6,907,100    Total                  56.01%
------------------ -------------------------------------------------------------- --------------------------------  --------------
 Common Stock      Dimensional Fund Advisors, Inc., 5% owner based on a              903,900    Direct
                   schedule 13G filing made February 2, 2001.  According to                0    Indirect
                   this schedule 13G, Dimensional has sole voting and                      0    Vested Options
                   dispositive power over 903,900 shares of our common stock.     ----------
                       1299 Ocean Avenue, 11th Floor                                 903,300    Total                  7.35%
                       Santa Monica, CA 90401
------------------ -------------------------------------------------------------- --------------------------------  --------------
Common Stock       Gregory B. Sullivan, Director, President and Chief Executive       59,800    Direct
                   Officer                                                                 0    Indirect
                                                                                     386,000    Vested Options         3.52%
                                                                                  ----------
                                                                                     445,800    Total
------------------ -------------------------------------------------------------- --------------------------------  --------------
Common Stock       Steven T. Darak, Senior Vice President and Chief Financial        140,000    Direct
                   Officer                                                                 0    Indirect
                                                                                      33,998    Vested Options         1.41%
                                                                                  ----------
                                                                                     173,998    Total
------------------ -------------------------------------------------------------- --------------------------------  --------------
Common Stock       Steven A. Tesdahl, Senior Vice President and Chief                 14,565    Direct
                   Information Officer                                                     0    Indirect
                                                                                      30,000    Vested Options         *
                                                                                  ----------
                                                                                      44,565    Total
------------------ -------------------------------------------------------------- --------------------------------  --------------
Common Stock       Christopher D. Jennings, (5) Director, indirect ownership           6,444    Direct
                   consists of a warrant to purchase 19,833 shares of our             19,833    Indirect
                   common stock held on behalf of Mr. Jennings by Cruttenden          15,000    Vested Options         *
                   Roth, an investment banking firm and previous employer of      ----------
                   Mr. Jennings. The warrants are convertible into our common         41,277    Total
                   stock at any time through June 21, 2001 at an exercise price of $9.45 per share and are fully vested
------------------ -------------------------------------------------------------- --------------------------------  --------------

Common Stock       John N. MacDonough, (5) Director, indirect ownership                4,444    Direct
                   consists of shares of our common stock acquired by Mr.                100    Indirect
                   MacDonough's son.                                                  15,000    Vested Options         *
                                                                                  ----------
                                                                                      19,544    Total
------------------ -------------------------------------------------------------- --------------------------------  --------------
Common Stock       Frank P. Willey, (5)(6) Director                                   27,144    Direct
                                                                                           0    Indirect
                                                                                      15,000    Vested Options         1.54%
                                                                                  ----------
                                                                                      42,144    Total
------------------ -------------------------------------------------------------- --------------------------------  --------------
Common Stock       Jon D. Ehlinger, Vice President, Secretary and General              2,000    Direct
                   Counsel                                                                 0    Indirect
                                                                                       7,500    Vested Options         *
                                                                                  ----------
                                                                                       9,500    Total

------------------ -------------------------------------------------------------- --------------------------------  --------------
Common Stock       Gregory Kilfoyle, Director, indirect ownership consists of              0    Direct
                   shares held in the G.S. Kilfoyle P.C. Defined Benefit                 600    Indirect
                   Pension Plan, Mr. and Mrs. Kilfoyle, co-trustees.                   5,000    Vested Options         *
                                                                                  ----------
                                                                                       5,600    Total
------------------ -------------------------------------------------------------- --------------------------------  --------------
------------------ -------------------------------------------------------------- --------------------------------  --------------
                   All directors and executive officers as a group
                   (9 persons)                                                     7,689,528                           62.56%
==================================================================================================================================

* Represents less than one percent of the outstanding common stock.

(1) Unless otherwise noted, the address of each of the listed beneficial owners of our common stock is 2525 East Camelback Road, Suite 500, Phoenix, Arizona 85016.
(2) "Vested Options" are options that the holder can exercise as of May 30, 2001. These options were issued under either the Incentive Plan or the Executive Plan and their related terms and conditions, including vesting schedules. See "Compensation of Executive Officers, Benefits and Related Matters - Long Term Incentive Plan" and " - 1998 Executive Incentive Plan."
(3) Shares of our common stock that are subject to options, warrants or other rights which are currently exercisable or exercisable within 60 days (i.e., as of May 30, 2001) are treated as outstanding for purposes of computing the percentage of the person holding the option, warrant or other right, but are not treated as outstanding for computing the percentage of any other person. Except as indicated in footnote (4) below, the amounts and percentages are based upon 12,291,909 shares of our common stock outstanding as of March 30, 2001, net of shares we hold in our treasury.
(4) Information in the table that is described as based on Schedule 13G and/or amendment filings was provided to us by the beneficial owner effective as of December 31, 2000, including the amount of securities beneficially owned, but not including the percentage of class, which has been recalculated based on the number of shares outstanding as of March 30, 2001. We make no representation as to the accuracy or completeness of the information provided in these Schedule 13Gs and/or amendments or the information in the beneficial ownership table, which is based solely on the filings.
(5) The total and direct ownership for these independent board members includes 4,444 shares of our common stock that we granted under the Director Plan. We granted and issued shares having a value of $30,000 on or about the date of grant (i.e., 4,444 shares of our common stock) to each independent board member upon his appointment or election to our board in June 1996. Under the Director Plan, these shares generally vest over a 3-year period at an annual rate of 33%, beginning on the first anniversary date after the grant date (June 1996).
(6) Possible indirect ownership of shares of Ugly Duckling acquired by Fidelity National Financial, Inc. Mr. Willey disclaims beneficial ownership of such shares.

CHAIRMAN'S INTEREST IN TAKING US PRIVATE

     On October 3, 2000, our chairman, Mr. Garcia, made an offer to the board of directors to purchase all of the outstanding shares of our common stock not already held by him. Under the terms of the offer, the holders of our outstanding shares of common stock would have received $8.50 per share, $2.50 in cash and $6.00 in subordinated indebtedness of the acquiring company. Greg Sullivan, our Chief Executive Officer and President, had an arrangement with Mr. Garcia under which he would purchase or receive an option to purchase a 20% interest in the acquiring company. On October 27th, after discussions with us, our board of directors and the special transaction committee of the board, Mr. Garcia withdrew his offer. In his subsequent filings with the Securities and Exchange Commission, Mr. Garcia has expressed a continuing interest in acquiring all of our outstanding common stock. On April 16, 2001, Mr. Garcia made an additional offer to purchase our outstanding common stock. See Footnote (18) of Notes to Consolidated Financial Statements included herin for a description of this offer. Since November 1, 2000, Mr. Garcia, or affiliates of Mr. Garcia, have purchased 2,367,100 shares of our common stock and now Mr. Garcia owns, directly and indirectly, over 56% of our outstanding shares of common stock.

            ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     On December 30, 1999, we sold our Cygnet Dealer Finance division (CDF) to an entity controlled by Mr. Garcia, for an amount equal to the book value of CDF, approximately $37.5 million. This transaction occurred after several attempts by us to sell or finance CDF, including the retention and effort of an investment banking firm to sell CDF in the first quarter of 1999. The purchase price of CDF was paid through the assumption by the buyer of approximately $8 million of outstanding debt owed by us to Verde; a $12 million, ten-year promissory note from the buyer to us that is guaranteed by Verde; and the remainder in cash. We also received warrants to acquire up to 50% of the buyer for $1, exercisable beginning two years from close through five years after the note is paid in full. The warrants would be forfeited in the event that the $12 million note is repaid in full within one year. The percentage of the buyer purchasable under the warrants would be reduced to 25% if the note were reduced to $4 million within two years and to 10% if the warrant were paid in full within two years. As part of the transaction, our board of directors requested and received a fairness opinion from an investment banking firm and the transaction was reviewed by the special transaction committee of our board. As of the date hereof, the full $12 million note is still outstanding.

     In April of 2000, we completed an exchange offer under which we offered to our shareholders the exchange of our 11% Subordinated Debentures due in 2007 ("2000 Exchange Debt") for common stock at $11 per share (our common stock was trading at or around $7.37 per share on the closing date of the exchange offer, April 13, 2000). In connection with this exchange offer, Mr. Garcia made a commitment to us to exchange a minimum number of his shares for the subordinated debt issued by us. The following entities affiliated with Mr. Garcia participated in the exchange offer and received 2000 Exchange Debt: The Garcia Family Foundation tendered 136,500 shares and owns $1,501,500 of 2000 Exchange Debt and Verde Investments, Inc. tendered 158,000 shares and owns $1,518,000 of 2000 Exchange Debt.

     Beginning in March of 1998, we sold 17 properties for a total price approximately $27.4 million to an unrelated investment company, and leased back the properties for an additional term of 20 years. We have the right to extend the leases for up to an additional 20 years. In December of 1999, Verde acquired these properties at a 10% discount (approximately $24.6 million). We pay monthly rents of approximately one-twelfth of 11% of the purchase price plus all occupancy costs and taxes. The agreement calls for annual increases in monthly rent in accordance with increases in the Consumer Price Index. In November 2000, Verde purchased a certain property located in Phoenix, Arizona for approximately $2.25 million, and simultaneously leased the property to us pursuant to among other terms the following: 20 year term which expires December 31, 2020; rent payable monthly with 5% annual rent adjustments; triple net lease; and four five-year options to renew. We intend to build a new headquarters at this location over the next several months, and obtain permanent financing upon completion of construction. The total amount paid to Verde under these leases in 2000 was $3,271,089. Although we originally had the right to repurchase these properties from Verde at its cost, we relinquished this right as part of the consideration for the $7 million Verde Loan to us described below.

     In January 2001, Verde made a $7 million loan to us pursuant to, among other terms, the following: loan matures on December 31, 2003; interest at LIBOR plus 600 basis points; issuance of 1,500,000 warrants subject to certain conditions and a vesting schedule; secured by a second lien position on our residual interests in our securitizations; grant of options to purchase certain of our real estate; and the release of our options to buy real estate leased to us by Verde.

     In addition, see the discussion on page __ relative to Mr. Garcia's offer to take us private in 2000 and his continuing interest in doing so. Since November of 2000, Mr. Garcia has acquired indirectly through affiliated entities 2,367,100 shares of our outstanding common stock and now holds approximately 56% of our outstanding common stock.

     We believe that it is important for our directors and officers to be stakeholders in Ugly Duckling. With this in mind, in September 1997, our board approved a directors' and officers' stock repurchase program (D&O Stock Purchase Program). The program provided loans of up to $1.0 million in total to our directors and senior officers to assist them in purchasing our common stock on the open market from time-to-time. The D&O Stock Purchase Program provides for unsecured loans, with interest at 10% per year, and interest and principal payments due at the end of each loan term. These loans were amended to make them due on demand by Ugly Duckling effective in 1999. During 1997, senior officers purchased 50,000 shares of common stock under the program and we advanced $500,000 for these purchases. During 1998, senior officers purchased an additional 40,000 shares of common stock under the program and we advanced approximately $400,000 for these purchases. Through March 30, 2001, there were no additional purchases of common stock under the program. In addition, there have been no principal payments or minimal interest payments made to Ugly Duckling since the program began. The table that follows provides additional information on the D&O Stock Purchase Program for each of our executive officers through March 30, 2001.

     During December 2000 and January 2001, we made loans to Mr. Darak, our Senior Vice President and Chief Financial Officer. The loans were employee advances. The indebtedness is secured by Mr. Darak's Ugly Duckling Corporation common stock, with interest at 10% per year, and principal and interest due upon demand. There have been no principal or interest payments made by Mr. Darak to us since the inception of these loans, or on the August 1999, September 1998 or October 1998 loans made to Mr. Darak. The table that follows provides additional information on outstanding loans to our Named Executive Officers.

=============================================== ==================== ============= =========================== ================
                                                                     Date debt     Principal Balance Of Debt   Number of Shares
Name & Title of Executive Officer               Nature of Debt       incurred      At 12/31/00                 Purchased (#)
----------------------------------------------- -------------------- ------------- --------------------------- ----------------
----------------------------------------------- -------------------- ------------- --------------------------- ----------------
Gregory B. Sullivan, CEO, President,            D&O Stock Purchase   11/97 & 5/98  $198,126                    20,000
& Director                                      Program
----------------------------------------------- -------------------- ------------- --------------------------- ----------------
Steven T. Darak, Sr. VP & CFO                   D&O Stock Purchase   11/97         $100,000                    10,000
                                                Program
----------------------------------------------- -------------------- ------------- --------------------------- ----------------
Steven A. Tesdahl, Sr. VP & CIO of Ugly         D&O Stock Purchase   5/98          $98,126                     10,000
Duckling                                        Program
  Car Sales
----------------------------------------------- -------------------- ------------- --------------------------- ----------------
----------------------------------------------- -------------------- ------------- --------------------------- ----------------
TOTAL for D&O Stock Purchase Program            D&O Stock Purchase   11/97 & 5/98  $696,252                    70,000
                                                Program
----------------------------------------------- -------------------- ------------- --------------------------- ----------------
Steven T. Darak, Sr. VP & CFO                   Employee Advances    9/98, 10/98   $747,940                    --
                                                                     8/99, 12/00,
                                                                     01/01
=============================================== ==================== ============= =========================== ================


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

                                     PART IV

        ITEM 14 -- EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a)  Consolidated Financial Statements.

     The   following   consolidated   financial   statements  of  Ugly  Duckling
     Corporation are filed as part of this Form 10-K. Page

Independent Auditors' Report................................................. 31
Consolidated Financial Statements and Notes thereto of
  Ugly Duckling Corporation:  Consolidated Balance Sheets
  December 31, 2000 and 1999................................................. 32
Consolidated Statements of Operations-- for the years ended
  December 31, 2000, 1999, 1998.............................................. 33
Consolidated Statements of Stockholders' Equity-- for the years ended
  December 31, 2000, 1999 and 1998........................................... 34
Consolidated Statements of Cash Flows-- for the years ended
  December 31, 2000, 1999 and 1998........................................... 35
Notes to Consolidated Financial Statements................................... 36
All schedules have been omitted because they are not applicable, not required, or the information has been disclosed in the consolidated financial statements and related notes thereto or otherwise in this Form 10-K Report.

(b)  Reports on Form 8-K.

     During the fourth quarter of 2000, the Company filed two reports on Form 8-K. The first report on Form 8-K, dated October 5, 2000 and filed October 10, 2000, reported Ugly Duckling's receipt of the offer to purchase the Company by Mr. Ernest C. Garcia II, the Company's Chairman and largest shareholder and filed as an exhibit to the Form 8-K, a press release dated October 5, 2000 entitled "Ugly Duckling Confirms Receipt of Offer to Purchase Company from Chairman/Largest Shareholder". The second report on Form 8-K dated and filed October 30, 2000, reported the withdrawal of the offer to purchase the Company from Mr. Ernest C. Garcia, II, the Company's Chairman and largest shareholder. Filed as an exhibit to the Form 8-K was a press release dated October 27, 2000 entitled "Ugly Duckling Reports Withdrawal of the Chairman's Offer to Purchase Outstanding Common Stock".

(c)  Exhibits.

EXHIBIT

NUMBER                     DESCRIPTION

3.1 Certificate of Incorporation of the Registrant Amended and Restated as of May 15, 1997(11)
3.2     Bylaws of the Registrant (20)
4.1     Certificate of Incorporation of the Registrant (filed as Exhibit 3.1)
4.2     Form of Certificate representing Common Stock (1)
4.3 Form of Warrant issued to Cruttenden Roth Incorporated as Representative of the several underwriters (1)
4.4     Form of Warrant issued to SunAmerica Life Insurance Company (1)
4.5     Form of 12% Senior Subordinated Note between Registrant and
        Kayne Anderson related entities, each as a lender, executed in
        February 1998 (7)
4.6 Warrant Agreement dated as of February 12, 1998 between Registrant and each of the Kayne Anderson related lenders named therein (7)
4.7 Form of Warrant issued to Kayne Anderson related entities issued in February 1998 (7)
4.7(a) Form of Amendment to Warrant Agreement dated June 5, 2000 and Warrant Agreements between the Registrant and Foremost Insurance Company, Glacier Water Servies, Inc., Kayne Anderson Non-Traditional
        Investments, L.P., dated as of June 5, 2000, (w/ form of warrant agreement attached as Exhibit A, thereto) (23)
4.7(b) Second Amendment to Warrant Agreement dated February 12, 1998 between Registrant and each of the Kayne Anderson related lenders named therein, dated as of September 30, 2000. (24)
4.8 Warrant Agreement between the Registrant and Reliance Acceptance Corporation and Harris Trust Company of California, as warrant agent, dated as of February 9, 1998 (w/form of warrant attached as
        Exhibit A thereto) (10)
4.9 Certificate of Designation of the Preferred Stock (par value $.001 per share) (filed as part of Exhibit 3.1) (11)
4.10 Indenture dated as of October 15, 1998 between Registrant and Harris Trust and Savings Bank, as Trustee ("Harris")("Indenture") (13)
4.10(a) First Supplemental Indenture dated as of October 15, 1998 between
        Registrant and Harris (13)
4.10(b) Form of 12% Subordinated Debenture due 2003 (14)
4.10(c) Second Supplemental Indenture dated April 15, 2000 between Registrant and Harris**
4.10(d) Form of 11% Subordinated Debenture due 2007.(filed as part of Exhibit
        4.10(c)).
4.11 Form of Warrant Agreement between the Registrant and Verde Investments, Inc., in relation to the $7 million Loan Agreement between the Registrant and Verde Investments Inc., dated as of January 11, 2001.**
10.1 Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement between Registrant and General Electric Capital Corporation ("GECC") (5)
10.1(a) Assumption and Amendment Agreement between the Registrant and GECC (2) 10.1(b) Amendment No. 1 to Amended and Restated Motor Vehicle Installment
        Contract Loan and Security Agreement between Registrant and GECC dated December 22, 1997 (8)
10.1(c) Letter Agreement to amend the Amended and Restated Motor Vehicle
        Installment Contract Loan and Security Agreement between Registrant and GECC dated as of October 20, 1997(10)
10.1(d) Letter agreement to amend the Amended and Restated Motor Vehicle
        Installment Contract Loan and Security Agreement between Registrant and GECC, dated as of March 25, 1998 (10)
10.1(e) Amendment No. 2 to Amended and Restated Motor Vehicle Installment
        Contract Loan and Security Agreement between Registrant and GECC (12) 10.1(f) Amendment No. 3 to Amended and Restated Motor Vehicle Installment
        Contract Loan and Security Agreement between Registrant and GECC (14) 10.1(g) Amendment to the Amended and Restated Motor Vehicle Installment Contract
        Loan and Security Agreement between GECC and Registrant dated
        March 25, 1999 regarding Year 2000 Date Change (15)
10.1(h) Amendment No. 4 to the Amended and Restated Motor Vehicle Installment
        Contract Loan and Security Agreement between GECC and Registrant dated June 30, 1999 (17)
10.1(i) Amendment No. 5 to the Amended and Restated Motor Vehicle Installment
        Contract Loan and Security Agreement between GECC and Registrant dated August 16, 1999 (18)
10.1(j) Amendment No. 6 to the Amended and Restated Motor Vehicle Installment
        Contract Loan and Security Agreement between GECC and Registrant dated August 27, 1999 (18)
10.1(k) Amendment No. 7 to the Amended and Restated Motor Vehicle Installment
        Contract Loan and Security Agreement between GECC and Registrant dated as of November 30, 1999 (21)
10.1(l) Amendment No. 8 to the Amended and Restated Motor Vehicle Installment
        Contract Loan and Security Agreement between GECC and Registrant dated as of December 7, 1999 (21)
10.1(m) Amendment No. 9 to the Amended and Restated Motor Vehicle Installment
        Contract Loan and Security Agreement between GECC and Registrant dated as of December 8, 1999 (21)
10.1(n) Amendment No. 10 to the Amended and Restated Motor Vehicle Installment
        Contract Loan and Security Agreement between GECC and Registrant dated as of March 6, 2000 (21)
10.1(o) Amendment No. 11 to the Amended and Restated Motor Vehicle Installment
        Contract Loan and Security Agreement between GECC and Registrant dated as of June 30, 2000.**
10.1(p) Amendment No. 12 to the Amended and Restated Motor Vehicle Installment
        Contract Loan and Security Agreement between GECC and Registrant dated as of April 13, 2001.**
10.2 Note Purchase Agreement between the Registrant and SunAmerica Life Insurance Company (1)
10.2(a) First Amendment to Note Purchase Agreement between the Registrant and
        SunAmerica Life Insurance Company (1)
10.2(b) Second Amendment to Note Purchase Agreement between the Registrant and
        SunAmerica Life Insurance Company (1)
10.2(c) Third Amendment to Note Purchase Agreement between the Registrant and
        SunAmerica Life Insurance Company (1)
10.2(d) Fourth Amendment to Note Purchase Agreement between the Registrant and
        SunAmerica Life Insurance Company (1)
10.2(e) Commitment Letter entered into between the Registrant and SunAmerica
        Life Insurance Company (1)
10.2(f) Letter Agreement regarding Note Conversion between the Registrant and
        SunAmerica Life Insurance Company (1)
10.3 Amended and Restated Registration Rights Agreement between the Registrant and SunAmerica Life Insurance Company(1)
10.4* Restated (as of March 14, 1997) Ugly Duckling Corporation Long-Term Incentive Plan (3)
10.4(a)*Amended and Restated Long Term Incentive Plan
        (as of January 15, 1998) (12)
10.5*   Employment Agreement between the Registrant and Ernest C. Garcia II (1)
10.5(a)*Amendment to Employment Agreement between the Registrant and
        Ernest C. Garcia II (14)
10.6*   Employment Agreement between the Registrant and Steven A. Tesdahl (5)
10.6(a)*Modification of Terms of Employment between Registrant and
        Steven A. Tesdahl (11)
10.7    Form of Indemnity Agreement between the Registrant and its directors and officers (16)
10.8*   Ugly Duckling Corporation 1996 Director Incentive Plan (1)
10.9 Portfolio Servicing Agreement among Registrant, Kars-Yes Financial, Inc. and certain other parties, dated as of September 15, 1997 (4)
10.9(a) Subservicing Agreement among Registrant, Kars-Yes Financial, Inc., and certain other parties, dated as of September 15, 1997 (4)
10.10 Binding Agreement to Propose and Support Modified Plan Agreement dated as of December 15, 1997 among the Registrant, FMAC and the Official Committee of Unsecured Creditors of FMAC (6)
10.11 FMAC Guaranty and Stock Pledge Agreement among FMAC, Registrant and certain banks (9)
10.12   Contribution Agreement between Registrant and FMAC (8)
10.13   Indemnification Agreement between the Company and FMAC (9))
10.14 Loan Agreement dated as of February 12, 1998 between the Registrant and each of the Kayne Anderson related Lenders named therein (7)
10.14(a)Amendment to Loan Agreement between the Registrant and each of the Kayne
        Anderson related lenders named therein, dated September 30, 1999 (18)
10.15 Credit and Security Agreement between Registrant and First Merchants Acceptance Corp., dated as of July 17, 1997 (10)
10.15(a)First Amendment to Credit and Security Agreement between Registrant and
        FMAC, dated as of January 21, 1998 (10)
10.15(b)Second Amendment to Credit and Security Agreement between Registrant and
        FMAC, dated as of April 1, 1998 (10)
10.15(c)Third Amendment to Credit and Security Agreement between Registrant and
        FMAC, dated as of August 2, 1999 (18)
10.16 Service Agreement among Reliance Acceptance Corporation, Registrant, Bank America Business Credit, Inc. and certain other parties dated as of February 9, 1998 (12)
10.17 Agreement of Understanding among Reliance Acceptance Group, Inc., Reliance Acceptance Corporation and Registrant, dated as of
        February 9, 1998 (12)
10.18 Purchase and Sale-Leaseback Agreement and Joint Escrow Instructions between Champion Acceptance Corporation, Ugly Duckling Car Sales, Inc., Ugly Duckling Car Sales New Mexico, Inc., Ugly Duckling Car Sales Florida, Inc. and Ugly Duckling Car Sales Texas, LLP, date as of
        May 13, 1998 (11)
10.19 Agreement of Purchase and Sale of Assets made as of July 31, 1998, by and among Cygnet Financial Services, Inc. and Mountain Parks Financial Services, Inc. (12)
10.20*  1998 Executive Incentive Plan (12)
10.21 $38 Million Senior Secured Loan Agreement between CIBC Inc., SunAmerica, etc. and the Registrant dated May 14, 1999 (w/form of note and guaranty attached) (16)
10.21(a)First Amendment to $38 million Senior Secured Loan Agreement between
        CIBC Inc., SunAmerica, etc. and the Registrant dated
        November 12, 1999. (22)
10.21(b)Second Amendment to $38 million Senior Secured Loan Agreement between
        CIBC Inc., SunAmerica, etc. and the Registrant dated
        February 15, 2000. (22)
10.21(c)Amendment and waiver letter agreement to Senior Secured Loan Agreement dated May 14, 1999 between CIBC Inc., SunAmerica, etc. and the Registrant dated October 12, 2000. (24)
10.21(d)Stock Pledge Agreement among certain lenders, Harris and the Registrant dated May 14, 1999 (16)
10.22 Stock Purchase Agreement, by and among Ugly Duckling Car Sales & Finance Corporation, Ugly Duckling Finance Corporation ("UDFC"), Cygnet Dealer Finance, Inc.("CDF"), and Cygnet Capital Corporation ("CCC"),
        dated as of December 30, 1999 (19)
10.22(a)Promissory Note dated December 30, 1999 from CCC to UDFC (19) 10.22(b)Pledge Agreement dated December 30, 1999 from CCC to UDFC (19) 10.22(c)Verde Guaranty dated December 30, 1999 (19)
10.22(d)CDF Guaranty dated December 30, 1999 (19)
10.22(e)Warrant dated December 30, 1999 from CCC to UDFC (19)
10.23 Letter agreement between the beneficiaries and/or representatives of the estate of Don Addink and the Registrant dated as of
        September 14, 2000. (24)
10.24 Property lease agreement, by and among the Registrant and Verde Investments, Inc., dated as of November, 2000.**
10.24(a)Form of Lease Agreement, by and among the Registrant and Verde
        Investments, Inc.(25)**
10.24(b)Schedule of Lease Agreements, by and among the Registrant and Verde
        Investments, Inc.**
10.25 Options agreement for purchase and sale of commercial property, by and among the Registrant and Verde Investments, Inc., dated as of
        November XX, 2000.**
10.26   $35 million Senior Secured Loan Agreement between the Registrant and
        BNY Midwest Trust Company, dated as of January 11, 2001.**
10.26(a)Cash Collateral Agreement between the Registrant and BYN Midwest Trust
        Company, dated as of January 11, 2001.**
10.26(b)$7 million Loan Agreement between the Registrant and Verde Investments
        Inc., dated as of January 11, 2001.**
10.26(c)$7 million Promissory Note between the Registrant and Verde Investments
        Inc., dated as of January 11, 2001.**
10.26(d)Subordination and Standstill Agreement between the Registrant, Verde
        Investments Inc., and BYN Midwest Trust Company, dated as of
        January 11, 2001.**
10.26(e)Stock Pledge Agreement between the Registrant and Verde Investments, Inc dated as of January 11, 2001.**
10.26(f)Stock Pledge Agreement between the Registrant and BNY Midwest Trust
        Company dated as of January 11, 2001.**
10.27   Offer Letter to Purchase All Registrant Outstanding Stock by
        Ernest Garcia II, dated as of April 16, 2001.**
10.28 Master Loan and Security Agreement between the Registrant and Greenwich Capital Financial Products, Inc., dated as of April 13, 2001.**
10.28(a)Intercreditor Agreement between the Registrant, Greenwich Capital
        Financial Products, Inc. and General Electric Capital Corporation,
        dated as of April 13, 2001.**
10.28(b)Custodial Agreement between the Registrant and Greenwich Capital
        Financial Products, Inc., dated as of April 13, 2001.**
11 Earnings (Loss) per Share Computation (see Note 13 to Notes to Consolidated Financial Statements)
21      List of Subsidiaries (Filed as Schedule 4 to Exhibit 10.28)
23.1    Consent of KPMG LLP**
24.1    Special Power of Attorney for Ernest C. Garcia II **
24.2    Special Power of Attorney for C. Jennings**
24.3    Special Power of Attorney for J. MacDonough**
24.4    Special Power of Attorney for F. Willey**
24.5    Special Power of Attorney for Gregory Sullivan**
24.6    Special Power of Attorney for Gregory S. Kilfoyle**
27      Financial Data Schedules for the year ending December 31, 2000**


---------------------------
[FN]
*          Management contract or compensatory plan, contract or arrangement.
**         Filed with this Form 10-K.
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-3998), effective June 18, 1996.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-13755), effective October 30, 1996.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed August 14, 1997.
(4) Incorporated by reference to the Company's Current Report on Form 8-K, filed October 3, 1997.
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed November 14, 1997.
(6) Incorporated by reference to the Company's Current Report on Form 8-K, filed January 2, 1998.
(7) Incorporated by reference to the Company's Current Report on Form 8-K, filed February 20, 1998.
(8) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-42973) effective February 11, 1998.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K, filed March 31, 1998.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed May 15, 1998.
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed August 10, 1998.
(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed November 13, 1998.
(13) Incorporated by reference to the Company's Form T-3 Application for Qualification of Indenture under the Trust Indenture Act of 1939, filed November 20, 1998 (File No. 022-22415) effective December 21, 1998.
(14) Incorporated by reference to the Company's Annual Report on Form 10-K, filed March 30, 1999.
(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed May 14, 1999.
(16)       Incorporated by reference to the Company's Post-Effective
           Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-42973) filed July 9, 1999, effective August 2, 1999.
(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed August 16, 1999.
(18) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed November 15, 1999.
(19) Incorporated by reference to the Company's Current Report on Form 8-K, filed January 5, 2000.
(20) Incorporated by reference to the Company's Form T-3 Application for Qualification of Indenture under the Trust Indenture Act of 1939, filed February 23, 2000 (File No. 022-22463).
(21) Incorporated by reference to the Company's Annual Report on Form 10-K, filed April 3, 2000.
(22) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed May 12, 2000.
(23) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed August 14, 2000.
(24) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed November 14, 2000.
(25) Ugly Duckling has entered into 17 sale and leaseback transactions substantially in the form of Exhibit 10.24(a), but with differing terms, including property description, dates of execution, purchase amount and rental payment amount. Schedule 1 to Exhibit 10.24(b lists the major transactions and the principal differing terms of each such transaction.


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

                                                    UGLY DUCKLING CORPORATION,
                                                    a Delaware corporation

                                                    By: /s/ GREGORY B. SULLIVAN
                                                    -----------------------
                                                    Gregory B. Sullivan
                                                    Its: Chief Executive Officer

Date: March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE            TITLE                               DATE

/s/ ERNEST C. GARCIA II       Chairman of the Board of Directors  April 16, 2001
-----------------------------

/s/ GREGORY B. SULLIVAN       President, Chief Executive Officer  April 16, 2001
----------------------------- and Director (Principal Executive
Gregory B. Sullivan           Officer and Director)

/s/ STEVEN T. DARAK           Senior Vice President and Chief     April 16, 2001
----------------------------- Financial Officer (Principal
Steven T. Darak               Financial and Accounting Officer)

                *             Director                            April 16, 2001
-----------------------------
Christopher D. Jennings

                *             Director                            April 16, 2001
-----------------------------
John N. MacDonough

                *             Director                            April 16, 2001
-----------------------------
Frank P. Willey

                *             Director                            April 16, 2001
-----------------------------
Gregory S. Kilfoyle


 *By: /s/ JON D. EHLINGER
      -------------------
         Jon D. Ehlinger
         Attorney-in-Fact