Form 10-Q
period 2001-03-31
UGLY DUCKLING CORP
filed 2001-05-15
CIK 1012704

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

                 For the quarterly period ended: March 31, 2001

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

    At May 11, 2001, there were approximately 12,301,000 shares of Common Stock, $0.001 par value, outstanding.

     This document serves both as a resource for analysts, shareholders, and other interested persons, and as the quarterly report on Form 10-Q of Ugly Duckling Corporation (Ugly Duckling) to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with the consolidated financial statements and notes thereto included in Ugly Duckling's Annual Report on Form 10-K, for the year ended December 31, 2000.
================================================================================

                           UGLY DUCKLING CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS



                          Part I - FINANCIAL STATEMENTS                                                                   Page



  Item 1.            FINANCIAL STATEMENTS
                     Condensed Consolidated Balance Sheets-- March 31, 2001 and December 31, 2000...........................1
                     Condensed Consolidated Statements of Operations-- Three Months Ended
                           March 31, 2001 and 2000..........................................................................2
                     Condensed Consolidated Statements of Cash Flows-- Three Months Ended
                         March 31, 2001 and 2000............................................................................3
                     Notes to Condensed Consolidated Financial Statements...................................................4

  Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................9
  Item 3.            MARKET RISK...........................................................................................22
                     Part II.-- OTHER INFORMATION
  Item 1.            LEGAL PROCEEDINGS.....................................................................................23
  Item 2.            CHANGES IN SECURITIES.................................................................................23
  Item 3.            DEFAULTS UPON SENIOR SECURITIES.......................................................................23
  Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................23
  Item 5.            OTHER INFORMATION                                                                                     23
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



                                                                 ITEM 1.

                                      UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)


                                                                            March 31,             December 31,
                                                                              2001                    2000
                                                                       ----------------     ------------------
                            ASSETS

Cash and Cash Equivalents                                              $          8,579     $             8,805
Finance Receivables, Net                                                        522,893                 500,469
Note Receivable from Related Party                                               12,000                  12,000
Inventory                                                                        43,434                  63,742
Property and Equipment, Net                                                      39,215                  38,679
Intangible Assets, Net                                                           12,288                  12,527
Other Assets                                                                     17,779                  11,724
Net Assets of Discontinued Operations                                             3,282                   4,175
                                                                       ----------------      ------------------
                                                                       $        659,470      $          652,121
                                                                       ================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

  Accounts Payable                                                     $          1,782      $            2,239
  Accrued Expenses and Other Liabilities                                         29,600                  36,830
  Notes Payable - Portfolio                                                     390,615                 406,551
  Other Notes Payable                                                            39,444                  16,579
  Subordinated Notes Payable                                                     40,807                  34,522
                                                                       ----------------      ------------------
     Total Liabilities                                                          502,248                 496,721
                                                                       ----------------      ------------------
Stockholders' Equity:
  Preferred Stock $.001 par value, 10,000 shares authorized
   none issued and outstanding                                                        -                       -
  Common Stock $.001 par value, 100,000 shares authorized,
   18,764 issued and 12,292 outstanding                                              19                      19
   Additional Paid-in Capital                                                   173,723                 173,723
   Retained Earnings                                                             23,594                  21,772
   Treasury Stock, at cost                                                     (40,114)                (40,114)
                                                                       ----------------      ------------------
     Total Stockholders' Equity                                                 157,222                 155,400
   Commitments and Contingencies                                                      -                       -
                                                                       ----------------      ------------------
                                                                       $        659,470      $          652,121
                                                                       ================      ==================





     See accompanying notes to Condensed Consolidated Financial Statements.

                                 UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                Three months Ended March 31, 2001 and 2000
                            (In thousands, except earnings per share amounts)
                                               (unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                   ----------------------------
                                                                       2001           2000
                                                                   -------------  -------------


Cars Sold                                                                 14,851         15,802
                                                                   =============  =============

Total Revenues                                                     $     164,030  $     158,317
                                                                   =============  =============

Sales of Used Cars                                                 $     130,186  $     132,786
Less:
   Cost of Used Cars Sold                                                 72,841         72,942
   Provision for Credit Losses                                            39,020         34,573
                                                                   -------------  -------------
                                                                          18,325         25,271
                                                                   -------------  -------------
Other Income (Expense):
   Interest Income                                                        33,844         25,531
   Portfolio Interest Expense                                            (8,519)        (5,029)
                                                                   -------------  -------------
      Net Interest Income                                                 25,325         20,502
                                                                   -------------  -------------


Income before Operating Expenses                                          43,650         45,773

Operating Expenses:
   Selling and Marketing                                                   7,626          8,135
   General and Administrative                                             27,438         25,538
   Depreciation and Amortization                                           2,407          2,208
                                                                   -------------  -------------
   Operating Expenses                                                     37,471         35,881
                                                                   -------------  -------------

Income before Other Interest Expense                                       6,179          9,892

Other Interest Expense                                                     3,091          2,292
                                                                   -------------  -------------

Earnings before Income Taxes                                               3,088          7,600
Income Taxes                                                               1,266          3,117
                                                                   -------------  -------------
Net Earnings                                                       $      1,822   $       4,483
                                                                   =============  =============
Net Earnings per Common Share:
   Basic                                                           $       0.15  $         0.30
                                                                   =============  =============
   Diluted                                                         $       0.15  $         0.30
                                                                   =============  =============
Shares Used in Computation:
   Basic Weighted Average Shares Outstanding                              12,292         14,905
                                                                   =============  =============
   Diluted Weighted Average Shares Outstanding                            12,325         15,153
                                                                   =============  =============


     See accompanying notes to Condensed Consolidated Financial Statements.

                                    UGLY DUCKLING CORPORATION AND SUBSIDIARIES


                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Three months ended March 31, 2001 and 2000
                                                (In thousands)
                                                 (unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 ----------------------------
                                                                                     2001           2000
                                                                                 ------------ ---------------
Cash Flows from Operating Activities:
   Net Earnings                                                                  $      1,822 $         4,483
Adjustments to Reconcile Net Earnings to Net Cash Provided
   by Operating Activities:
   Provision for Credit Losses                                                         39,020          34,573
   Depreciation and Amortization                                                        3,564           3,239
   Loss from Disposal of Property and Equipment                                           423               3
   Collections from Residuals in Finance Receivables Sold                               1,136           3,994
   Decrease in Inventory                                                               20,308          13,807
Inrease in Other Assets                                                                   945           (309)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other                   (7,866)           3,353
   liabilities
   Increase (Decrease) in Income Taxes Payable                                            179         (1,208)
                                                                                 ------------ ---------------
       Net Cash Provided by Operating Activities                                       59,531          61,935
                                                                                 ------------ ---------------
Cash Flows Used in Investing Activities:
   Increase in Finance Receivables                                                  (119,405)       (133,887)
   Collections on Finance Receivables                                                  62,726          49,974
   Decrease in Investments Held in Trust on Finance Receivables Sold                    1,398           4,354
   Proceeds from Disposal of Property and Equipment                                        46           1,330
   Purchase of Property and Equipment                                                 (3,173)         (2,278)
                                                                                  ------------ --------------
       Net Cash Used in Investing Activities                                         (58,408)        (80,507)
                                                                                  ------------ --------------
Cash Flows from Financing Activities:
   Initial Deposits at Securitization into Investments Held in Trust                  (3,532)               -

   Additional Deposits into Investments Held in Trust                                (29,688)        (14,168)
   Collections from Investments Held in Trust                                          25,921          13,479
   Additions to Notes Payable Portfolio                                               161,691          96,700
   Repayment of Notes Payable Portfolio                                             (178,288)        (90,302)
   Additions to Other Notes Payable                                                    22,792               -
   Repayment of Other Notes Payable                                                     (138)         (3,220)
   Repayment of Subordinated Notes Payable                                            (1,000)               -
   Proceeds from Issuance of Common Stock                                                   -             390
                                                                                 ------------ ---------------
       Net Cash Provided (Used) by Financing Activities                               (2,242)           2,879
                                                                                 ------------ ---------------
Net Cash Provided by Discontinued Operations                                              893          18,340
                                                                                 ------------ ---------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    (226)           2,647
Cash and Cash Equivalents at Beginning of Period                                        8,805           3,683
                                                                                 ------------ ---------------
Cash and Cash Equivalents at End of Period                                       $      8,579 $         6,330
                                                                                 ============ ===============
Supplemental Statement of Cash Flows Information:
   Interest Paid                                                                 $      9,795 $         7,140
                                                                                 ============ ===============
   Income Taxes Paid                                                             $      1,445 $         4,325
                                                                                 ============ ===============


     See accompanying notes to Condensed Consolidated Financial Statements.

                            UGLY DUCKLING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by such accounting principles generally accepted in the United States of America for a complete financial statement presentation. In our opinion, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. Our results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. Our Condensed Consolidated Balance Sheet as of December 31, 2000 was derived from our audited consolidated financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. We suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2000.

Note 2.  Summary of Finance Receivables

    A summary of Finance Receivables, net, follows ($ in thousands):

                                                      March 31,          December 31,
                                                        2001                 2000
                                                    --------------     -----------------
Contractually Scheduled Payments                    $      726,515     $         696,220
Unearned Finance Charges                                 (191,476)             (181,274)
                                                    --------------     -----------------
Principal Balances, net                                    535,039               514,946
Accrued Interest                                             5,213                 5,655
Loan Origination Costs                                       7,601                 7,293
                                                    --------------     -----------------
  Principal Balances, net                                  547,853               527,894
Investments Held in Trust                                   77,040                71,139
Residuals in Finance Receivables Sold                            -                 1,136
                                                    --------------     -----------------
Finance Receivables                                        624,893               600,169
Allowance for Credit Losses                              (102,000)              (99,700)
                                                    --------------     -----------------
Finance Receivables, net                            $      522,893     $         500,469
                                                    ==============     =================

Allowance as % of Ending Principal Balances, net             19.1%                 19.4%
                                                    ==============     =================

     Investments Held in Trust represent funds held by trustees on behalf of our securitization bond holders. The balance of Investments Held in Trust increased from December 31, 2000 due to deposits into the trust accounts arising from an additional securitization completed during the first quarter of 2001, partially offset by distribution of funds associated with portfolios securitized during prior periods.

     Residuals in Finance Receivables Sold represent our subordinated interest in loans sold through securitizations. The reduction to zero from the balance at December 31, 2000 is attributable to the repurchase of the sole remaining trust recorded as gain on sale, thus, the balance of the remaining residual interest is now included in finance receivables. At March 31, 2001 and December 31, 2000, the balance of securitized principal outstanding was zero and $4.1 million, respectively.

Note 3.  Notes Receivable- Related Party

     The Note Receivable - Related Party originated from the Company's December 1999 sale of its Cygnet Dealer Finance subsidiary to Cygnet Capital Corporation, an entity controlled by Ernest C. Garcia II, Chairman and principal shareholder of the Company. The $12.0 million note from Cygnet Capital Corporation has a 10-year term, with interest payable quarterly at 9%, due December 2009. The note is secured by the capital stock of Cygnet Capital Corporation and guaranteed by Verde Investments, Inc., an affiliate of Mr. Garcia, the Company's chairman of the board and largest shareholder.

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


Note 4.  Notes Payable

          Notes Payable, Portfolio A summary of Notes Payable, Portfolio at March 31, 2001 and December 31, 2000 follows ($ in thousands):

                                                                                          March 31,             December 31,
                                                                                             2001                   2000
                                                                                      -------------------     -----------------

Revolving Facility for $125.0 million with GE Capital, secured by substantially
    all assets of the Company, including $49.5 million in finance receivables         $            21,256     $          53,326
Class A obligations issued pursuant to the Company's Securitization Program, secured by underlying pools of finance receivables and Investments Held in
    Trust totaling $562.7 million at March 31,  2001                                              372,234               355,972
                                                                                      -------------------     -----------------
    Subtotal                                                                                      393,490               409,298
    Less:  Unamortized Loan Fees                                                                    2,875                 2,747
                                                                                      -------------------     -----------------
    Total                                                                             $           390,615     $         406,551
                                                                                      ===================     =================

     The revolving facility note payable has interest payable daily at 30 day LIBOR plus 3.15% (8.68% at March 31, 2001) through June 2001. The revolving facility agreement contains various reporting and performance covenants, including the maintenance of certain ratios, limitations on additional borrowings from other sources, restrictions on certain operating activities, and a restriction on the payment of dividends under certain circumstances. At March 31, 2001, the Company was in compliance with these covenants with the exception of interest coverage ratios, for which the Company has obtained a waiver.

     Effective April 2001, the Company has replaced the warehouse receivables portion of this facility and has secured an option to extend the $25 million inventory line of credit portion of the facility from June 30, 2001 until December 31, 2001. The extension on the inventory line of credit with GE Capital requires the payment of a fee for each quarterly extension after June 30, 2001, and, after June 30, 2001, the interest rate on the line increases by 50 basis points to LIBOR plus 3.65%. The Company continues to search for replacement financing for the inventory line of credit.

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

     Class A obligations have interest payable monthly at rates ranging from 5.09% to 7.26%. Monthly principal reductions on Class A obligations approximate 70% of the principal reductions on the underlying pool of finance receivable loans. See "Management's Discussion and Analysis - Securitizations" for further information on the Class A bonds.

Other Notes Payable
A summary of Other Notes Payable at March 31, 2001 and December 31, 2000 follows ($ in thousands):

                                                                                               March 31,         December 31,
                                                                                                  2001               2000
                                                                                             ---------------    ----------------
Note payable, secured by the capital stock of UDRC and UDRC II and certain other
     receivables                                                                             $        35,000    $         11,141
Other notes payable bearing interest at rates ranging from 7.5% to 11.0% due through
     July 2003, secured by certain real property and certain property and
     equipment                                                                                         5,500               5,637
                                                                                             ---------------    ----------------
     Subtotal                                                                                         40,500              16,778
     Less:  Unamortized Loan Fees                                                                      1,056                 199
                                                                                             ---------------    ----------------
     Total                                                                                   $        39,444    $         16,579
                                                                                             ===============    ================


Subordinated Notes Payable
A summary of Subordinated Notes Payable at March 31, 2001 and December 31,
2000 follows ($ in thousands):

                                                                                                March 31,         December 31,
                                                                                                  2001                2000
                                                                                              --------------    -----------------

$13.5 million senior subordinated notes payable to unrelated parties, bearing interest at 15% per annum payable quarterly, principal due February 2003
     and  senior to subordinated debentures                                                   $       10,500     $         11,500
$7.0 million senior subordinated note payable to a related party, bearing
     interest at LIBOR plus 6% per annum payable quarterly, principal due February 2010                7,000                    -
$17.5 million subordinated debentures, interest at 12% per annum
     (approximately 18.8% effective rate) payable semi-annually, principal
     balance due October 23, 2003                                                                     17,479               17,479
$11.9 million subordinated debentures, interest at 11% per annum
     (approximately 19.7% effective rate) payable semi-annually, principal
     balance due April 15, 2007                                                                       11,940               11,940
                                                                                              --------------    -----------------
     Subtotal                                                                                         46,919               40,919
     Less:  Unamortized Loan Fees                                                                          -                   31
            Unamortized Discount - subordinated debentures                                             6,112                6,366
                                                                                              --------------    -----------------
     Total                                                                                    $       40,807    $          34,522
                                                                                              ==============    =================


Note 5.  Common Stock Equivalents

     Net Earnings per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding for the three-month periods ended March 31, 2001, and 2000.

     Net earnings per common share are as follows ($ and shares in thousands, except for per share amounts):

                                                                         Three Months Ended
                                                                              March 31,
                                                                 ------------------------------------
                                                                       2001               2000
                                                                 -----------------  -----------------

Net Earnings                                                     $           1,822  $           4,483
                                                                 =================  =================
Basic Net Earnings Per Share                                     $            0.15  $            0.30
                                                                 =================  =================
Diluted Net Earnings Per Share                                   $            0.15  $            0.30
                                                                 =================  =================

Basic EPS-Weighted Average Shares Outstanding                               12,292             14,905
Effect of Diluted Securities:
   Warrants                                                                      -                 14
   Stock Options                                                                33                234
                                                                 -----------------  -----------------
Dilutive EPS-Weighted Average Shares Outstanding                            12,325             15,153
                                                                 =================  =================
Warrants Not Included in Diluted EPS Since Antidilutive                      1,195              1,156
                                                                 =================  =================
Stock Options Not Included in Diluted EPS Since Antidilutive                 1,446                875
                                                                 =================  =================

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

     A summary of operating activity by business segment for the three and nine month periods ended March 31, 2001 and 2000 follows ($ in thousands):

                                                  Retail         Portfolio        Corporate           Total
                                             ---------------  --------------   --------------   ---------------
March 31, 2001:
Sales of Used Cars                           $       130,186  $            -   $            -   $        130,186
Less: Cost of Cars Sold                               72,841               -                -             72,841
    Provision for Credit Losses                       26,652          12,368                -             39,020
                                             ---------------  --------------   --------------   ----------------
                                                      30,693        (12,368)                -             18,325

Net Interest Income                                       -           25,195              130             25,325
                                             ---------------  --------------   --------------   ----------------
Income before Operating Expenses                      30,693          12,827              130             43,650
Operating Expenses:
Selling and Marketing                                  7,626               -                -              7,626
General and Administrative                            14,658           8,008            4,772             27,438
Depreciation and Amortization                          1,326             264              817              2,407
                                             ---------------  --------------   --------------   ----------------
                                                      23,610           8,272            5,589             37,471
                                             ---------------  --------------   --------------   ----------------
Income (loss) before Other Interest Expense  $         7,083  $        4,555   $      (5,459)   $          6,179
                                             ===============  ==============   ==============   ================
Capital Expenditures                         $         2,087  $          229   $          857   $          3,173
                                             ===============  ==============   ==============   ================
Identifiable Assets                          $        85,204  $      525,773   $       45,211   $        656,188
                                             ===============  ==============   ==============   ================




                                                  Retail         Portfolio         Corporate          Total
                                             ---------------  --------------   --------------   ----------------
March 31, 2000:
Sales of Used Cars                           $        132,786  $            -  $            -   $        132,786
Less: Cost of Cars Sold                                72,942               -               -             72,942
    Provision for Credit Losses                        27,094           7,479               -             34,573
                                             ----------------  --------------  --------------   ----------------
                                                       32,750         (7,479)               -             25,271
Net Interest Income                                         -          20,392             110             20,502
                                             ----------------  --------------  --------------   ----------------
Income before Operating Expenses                       32,750          12,913             110             45,773
                                             ----------------  --------------  --------------   ----------------
Operating Expenses:
Selling and Marketing                                   8,135               -               -              8,135
General and Administrative                             14,190           6,077           5,271             25,538
Depreciation and Amortization                           1,071             300             837              2,208
                                             ----------------  --------------  --------------   ----------------
                                                       23,396           6,377           6,108             35,881
                                             ----------------  --------------  --------------   ----------------
Income (loss) before Other Interest Expense  $          9,354  $        6,536  $      (5,998)   $          9,892
                                             ================  ==============  ==============   ================
Capital Expenditures                         $          1,273  $          99  $          906   $           2,278
                                             ================  ==============  ==============   ================


Note 7.  Use of Estimates

     The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

Note 8.  Reclassifications

     We have made certain reclassifications to previously reported information to conform to the current presentation.


Note 9.  Subsequent Events

     On April 16, 2001, as previously announced, Mr. Ernest Garcia, II, made an offer to the board of directors to purchase all of the outstanding shares the Company common stock not already held by him. The Company's board of directors established a special transaction committee, composed of disinterested directors, to evaluate the proposal and make a recommendation to the full board. Under the terms of the offer, the holders of the outstanding shares of common stock would receive $7.00 per share, $2.00 in cash and $5.00 in subordinated debentures from the acquiring company. The subordinated debentures would have interest payable at 10%, interest only payments semiannually until maturity and a ten-year term. Mr. Garcia's offer also states that Greg Sullivan, chief executive officer and president of the Company, would receive an option to purchase a 20% interest in the acquiring company.

     In April 2001, Verde Investments, Inc., an affiliate of Mr. Ernest Garcia, II, purchased one property at book value, including land and building, currently owned by the Company, for approximately $1.7 million. This purchase was made in connection with the purchase options granted to Verde Investments, Inc. as part of the $7 million loan to the Company required by the $35 senior secured loan agreement originated in January 2001.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS


Introduction

     We operate the largest chain of buy here-pay here used car dealerships in the United States. At March 31, 2001, we operated 77 dealerships located in eleven metropolitan areas in eight states. We have one primary line of business: to sell and finance quality used vehicles to customers within what is referred to as the sub-prime segment of the used car market. The sub-prime market is comprised of customers who typically have limited credit histories, low incomes or past credit problems.

     As a buy here-pay here dealer, we offer the customer certain advantages over more traditional financing sources including:

o expanded  credit  opportunities,
o flexible payment terms, including structuring loan payment due dates as weekly or biweekly, often coinciding with customer's payday, and
o the ability to make payments in person at the dealerships. This is an important feature to many sub-prime borrowers who may not have checking accounts or are otherwise unable to make payments by the due date through use of the mail due to the timing of paydays.

     We distinguish our retail operations from those of typical buy here-pay here dealers through our:

o  dedication to customer service,   o  Advertising and marketing programs,
o  larger inventories of used cars,  o  upgraded facilities, and
o  network Of multiple locations,    o  centralized purchasing.

     We finance substantially all of the used cars that we sell at our dealerships through retail installment loan contracts. Subject to certain underwriting standards and the discretion of our dealership or sales managers, potential customers must meet our formal underwriting guidelines before we will agree to finance the purchase of a vehicle. Our employees analyze and verify the customer credit application information and subsequently make a determination whether to provide financing to the customer.

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

     In December 1999, we sold the Cygnet Dealer Finance (CDF) subsidiary and also decided to abandon any efforts to acquire third party loans or servicing rights to additional third party portfolios. As a result, CDF, Cygnet Servicing and the associated Cygnet Corporate segment assets and liabilities are classified as net assets from discontinued operations. We plan to complete the servicing of the portfolios that we currently service.

     In the following discussion and analysis, we explain the results of operations and general financial condition of Ugly Duckling and its subsidiaries. In particular, we analyze and explain the changes in the results of operations of our business segments for the three-month periods ended March 31, 2001 and 2000.


                                                        UGLY DUCKLING CORPORATION
                                                  SELECTED CONSOLIDATED FINANCIAL DATA
                                         ($ in millions, except per car sold and per share data)
                                                               (Unaudited)
                                                                             At or For the Three Months Ended
                                                       -----------------------------------------------------------------------------
Operating Data:                                             March 2001       Dec 2000      Sept 2000      June 2000      March 2000
                                                            ----------       --------      ---------      ---------      ----------
Total Revenues                                                 $ 164.0        $ 135.2       $  158.1       $  151.4        $  158.3
Sales of Used Cars                                             $ 130.2        $ 102.3       $  126.6       $  121.5        $  132.8
Earnings per Share                                             $  0.15        $ (0.20)      $   0.21       $   0.31        $   0.30
EBITDA                                                         $  17.1          $ 8.7       $   16.5       $   18.2        $   17.1
E-Commerce Revenue as % of Used Car Sales                        11.6%          13.6%           9.5%           5.3%            4.3%
Number Dealerships in Operation                                     77             77             77             77              75
Average Sales per Dealership per Month                              64             51             64             62              70
Number of Used Cars Sold                                        14,851         11,874         14,825         14,369          15,802
Sales Price - Per Car Sold                                     $ 8,766        $ 8,618       $  8,542       $  8,458        $  8,403
Cost of Sales - Per Car Sold                                   $ 4,905        $ 4,727       $  4,773       $  4,761        $  4,616
Gross Margin - Per Car Sold                                    $ 3,861        $ 3,891       $  3,769       $  3,696        $  3,787
Provision - Per Car Sold                                       $ 2,627        $ 3,292       $  2,435       $  2,242        $  2,188
Total Operating Expense - Per Car Sold                         $ 2,523        $ 2,832       $  2,495       $  2,425        $  2,271
Total Operating Income - Per Car Sold                          $   416        $ (168)       $    466       $    691        $    626
Total Operating Income                                         $   6.2        $ (2.0)       $    6.9       $    9.9        $    9.9
Earnings (loss) before Income Taxes                            $   3.1        $ (4.2)       $    4.5       $    7.3        $    7.6
Cost of Used Cars as Percent of Sales                            56.0%          54.8%          55.9%          56.3%           54.9%
Gross Margin as Percent of Sales                                 44.0%          45.2%          44.1%          43.7%           45.1%
Provision - % of Originations                                    31.0%          38.8%          29.0%          27.1%           27.0%
Total Operating Expense - % of Total Revenues                    22.8%          24.9%          23.4%          23.0%           22.7%
Segment Operating Expense Data:
Retail Operating Expense - Per Car Sold                        $ 1,590        $ 1,710       $  1,549       $  1,611        $  1,481
Retail Operating Expense-% of Used Car Sales                     18.1%          19.8%          18.1%          19.1%           17.6%
Corporate/Other Expense - Per Car Sold                         $   376        $   417       $    428       $    418        $    387
Corporate/Other Expense - % of Total Revenue                      3.4%           3.7%           4.0%           4.0%            3.9%
Portfolio Exp. Annualized - % of EOP Managed Principal            6.2%           6.7%           6.1%           5.0%            5.5%
Balance Sheet Data:
Finance Receivables, net                                       $ 522.9        $ 500.5       $  491.9       $  451.2        $  407.3
Inventory                                                      $  43.4        $  63.7       $   43.7       $   45.9        $   49.1
Total Assets                                                   $ 659.5        $ 652.1       $  618.5       $  577.5        $  548.0
Notes Payable - Portfolio                                      $ 390.6        $ 406.6       $  362.3       $  316.0        $  282.9
Subordinated Notes Payable                                     $  40.8        $  34.5       $   36.1       $   37.3        $   28.9
Total Debt                                                     $ 470.9        $ 457.7       $  416.3       $  381.0        $  345.2
Common Stock                                                   $ 173.7        $ 173.7       $  173.7       $  173.7        $  173.7
Treasury Stock                                                 $(40.1)        $(40.1)       $ (39.4)       $ (28.4)        $ (20.3)
Total Stockholder's Equity                                     $ 157.2        $ 155.4       $  158.5       $  166.8        $  170.6
Common Shares Outstanding - End of Period                       12,292         12,292         12,378         13,899          14,980
Book Value per Share                                           $ 12.79        $ 12.64       $  12.81       $  12.00        $  11.39
Tangible Book Value per Share                                  $ 11.79        $ 11.62       $  11.78       $  11.02        $  10.43
Total Debt to Equity                                               3.0            2.9            2.6            2.3             2.0
Loan Portfolio Data:
Interest Income                                                $  33.8        $  32.9       $   31.4       $   29.9        $   25.5
Average Yield on Portfolio                                       26.3%          26.1%          26.1%          26.8%           26.2%
Principal Balances Originated                                  $ 126.0        $ 100.8       $  124.4       $  118.8        $  128.1
Principal Balances Originated as % of Sales                      96.8%          98.5%          98.2%          97.7%           96.5%
Number of Loans Originated                                      14,776         11,906         14,748         14,291          15,721
Average Original Amount Financed                               $ 8,528        $ 8,468       $  8,433       $  8,311        $  8,150
Number of Loans Originated as % of Units Sold                    99.5%         100.3%          99.5%          99.5%           99.5%
Managed Portfolio Delinquencies:
     Current                                                     78.6%          66.1%          72.4%          71.9%           74.8%
     1 to 30 days                                                15.7%          26.1%          19.3%          20.9%           19.9%
     31 to 60 days                                                3.3%           4.7%           4.9%           4.5%            3.4%
     Over 60 days                                                 2.4%           3.1%           3.4%           2.7%            1.9%
Principal Outstanding - Managed                                $ 535.0        $ 519.0       $  525.5       $  500.0        $  461.8
Principal Outstanding - Retained                               $ 535.0        $ 514.9       $  512.8       $  472.3        $  418.9
Number of Loans Outstanding - Managed                           87,033         84,864         85,240         81,407          75,496
Number of Loans Outstanding - Retained                          87,033         82,598         79,848         71,518          62,459


First Quarter highlights include:

o   Total revenues were $164.0 million
o E-Commerce generated $15.1 million in revenues and 1,725 cars sold during the first quarter of 2001 as compared to $13.7 illion in revenues and 1,553 cars sold during the fourth quarter of 2000
o Loan portfolio principal balance reached $535.0 million, representing a 28% increase over the year-ago quarter
o New loan originations were $126.0 million, consistent with the year ago quarter
o Entered into a $35 million Senior Secured Loan facility to replace our previous $38 million Senior Secured facility
o Entered into a $75-$100 million warehouse receivables line of credit with Greenwich Capital Financial Products, Inc.
o Secured an option to extend until December 31, 2001, our existing $25 million inventory line of credit
o Closed 19th Securitization with loan principal balances of approximately $117.7 million and Class A bonds issued of $83.6 million
o Incurred $368,000 after tax charge to earnings in connection with the closing of Florida and Texas collection and loan administration centers
o Our Chairman of the Board and largest shareholder, Ernest C. Garcia II, made an offer to purchase all of our outstanding stock

Sales of Used Cars and Cost of Used Cars Sold

                                           Three Months Ended
                                               March 31,
                                   -----------------------------------

    ($ in thousands)                      2001                2000            % Change
-------------------------------    ----------------     --------------    -------------
Number of Used Cars Sold                     14,851             15,802        (6.0)%
                                   ================     ==============
Sales of Used Cars                 $        130,186     $      132,786        (2.0)%

Cost of Used Cars Sold                       72,841             72,942        (0.1)%
                                   ----------------     --------------
Gross Margin                       $         57,345     $       59,844        (4.2)%
                                   ================     ==============
Gross Margin %                                44.0%              45.1%

Per Car Sold:
Sales                              $          8,766     $        8,403         4.3%
Cost of Used Cars Sold                        4,905              4,616         6.3%
                                   ----------------     --------------
Gross Margin                       $          3,861     $        3,787         2.0%
                                   ================     ==============

     For the three-month period ended March 31, 2001, the number of cars sold decreased by 6% and Used Car Sales revenues decreased by 2% over the same period in 2000. During 2000, we developed a risk management department, which is currently focusing on credit risk modeling techniques. The decrease in both units sold and revenues is primarily the result of initiatives which have put more stringent guidelines in place regarding income qualifications and down payment requirements in an effort to improve the quality of loans generated from used car sales.

     Our Internet site continues to be a valuable tool generating an increasing number of credit applications. We accept credit applications from potential customers via our website, located at http://www.uglyduckling.com. Credit inquiries received over the web are reviewed by our employees, who then contact the customers and schedule appointments. We continue to monitor and enhance our Internet application levels. These efforts continue to provide an increasing number of used cars sold. During the first quarter of 2001, we sold 1,725 cars generating $15.1 million in revenue versus 1,553 cars totaling $13.7 million in revenue during the fourth quarter of 2000 and up from 1,417 cars sold and $12.0 million in revenue during the third quarter of 2000. The E-commerce customer group generally outperforms other customers in terms of loan performance.

     The Cost of Used Cars Sold for the three-month period ended March 31, 2001, remained consistent with the comparable period of the previous year. The Cost of Used Cars Sold on a per car basis increased 6.3% for the three months ended March 31, 2001 over the same period of the prior year. The increase is due to an effort to purchase higher quality vehicles as a result of research completed by our risk management department, which indicated better loan performance on the loans associated with the higher cost inventory. This increase was more than offset by an increase in the sales price earned per car. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) as a percentage of related revenue decreased to 44.0% for the three months ended March 31, 2001 versus 45.1% for the three-month period ended March 31, 2000. The decrease is due to the cost of used cars sold rising at a higher pace than the related revenues. On a per car sold basis, gross margin increased slightly to $3,861 per car for the three month period ended March 31, 2001 from $3,787 during the same quarter of the previous year. This increase is due to an increase in the overall revenue earned per car, partially offset by the increase in the per unit cost of used cars sold.

     We finance substantially all of our used car sales. The percentage of cars sold financed has remained constant in 2001 versus 2000. The percentage of sales revenue financed has also remained relatively constant for the quarter ended March 31, 2001. The following table indicates the percentage of sales units and revenue financed:

                                                  Three Months Ended
                                                       March 31,
                                           ----------------------------------
                                                 2001              2000
                                           ------------------ ---------------
Percentage of used cars sold financed            99.5%            99.5%
                                           ================== ===============

Percentage of sales revenue financed             96.8%            96.5%
                                           ================== ===============

Provision for Credit Losses

    The following is a summary of the Provision for Credit Losses:

                                                   Three Months Ended
                                                       March 31,
                                               ---------------------------
                                                   2001          2000         % Change
                                               -------------- ------------  --------------
Provision for Credit Losses ($ in thousands)   $       39,020 $     34,573           12.9%
                                               ============== ============
Provision per loan originated                  $        2,641 $      2,199           20.1%
                                               ============== ============
Provision as a percentage of
  principal balances originated                         31.0%        27.0%
                                               ============== ============

     The Provision for Credit Losses is the amount we charge to current operations on each car sold to establish an allowance for credit losses. The Provision for Credit Losses for the three-month period ended March 31, 2001 increased 12.9% over the comparable period of the prior year. The increase was primarily due to an increase in the overall provision charged from 27% of loans originated in the first quarter of 2000 to 31% of loans originated during the first quarter of 2001. The increase was necessary to establish an adequate allowance for the on balance sheet portfolio. The provision per loan originated increased 20.1% over the same period of the previous year due to the increase in the overall provision mentioned above, coupled with an increase of $378 in the average amount financed for the three-month period ended March 31, 2001 of $8,528 per unit versus $8,150 during the same period of the previous year.

      See "Static Pool Analysis" below for further Provision for Credit Loss discussion.

Net Interest Income

                                             Three Months Ended
                                                  March 31,
                                       ---------------------------------
                                            2001             2000            % Change

                                       ---------------- ---------------- -----------------
($ in thousands)
Interest Income                        $         33,844 $         25,531      32.6%
Portfolio Interest Expense                        8,519            5,029      69.4%
                                       ---------------- ----------------
Net Interest Income                    $         25,325 $         20,502      23.5%
                                       ================ ================
Average Retained Prinicpal Balance     $        525,465 $        386,824
                                       ================ ================
Average Effective Yield                           26.1%            26.5%
                                       ================ ================
Average Notes Payable Balance          $        384,121 $        280,241
                                       ================ ================
Average Borrowing Cost                             8.9%             8.0%
                                       ================ ================

     Interest Income consists primarily of interest on finance receivable principal balances retained on our balance sheet. Retained principal balances grew to $522.9 million at March 31, 2001 from $407.3 million at March 31, 2000. The growth in retained principal balances is primarily due to the change in the way we structure our securitizations to the collateralized borrowing method during the fourth quarter of 1998. Since that time, all securitized loans are retained on our balance sheet and the income is recognized over the life of the loan.

     Portfolio interest expense increased to $8.5 million for the three-month period ending March 31, 2001 versus $5.0 million for the same period of the previous year. The increase is due to the increase in Portfolio Notes Payable, which consist of our Class A obligations, related to our securitization program along with our revolving credit facility with GE Capital. This increase in interest expense is offset by the additional interest income earned from the growth in finance receivables retained on our balance sheet.


Income before Operating Expenses

     Income before Operating Expenses decreased 4.6% to $43.7 million for the three-month period ended March 31, 2001 as compared to $45.8 million for the three-month period ended March 31, 2000. The decrease resulted from an increase in the amount charged to current operations for the provision for credit losses from 27% in the first quarter of 2000 to 31% in the first quarter of 2001, and an increase in interest expense resulting from additional portfolio notes payable, partially offset by an increase in interest income due to the growth in the finance receivables portfolio.

Operating Expenses

                                              Three Months Ended
                                                  March 31,
                                       ---------------- ----------------
                                            2001             2000            % Change
                                       ---------------- ---------------- ----------------
($ in thousands)
Operating Expenses                     $         37,471 $         35,881        4.4%
                                       ================ ================
Per Car Sold                           $          2,523  $         2,271       11.1%
                                       ================ ================

As % of Total Revenue                             22.8%            22.7%
                                       ================ ================


     Operating expenses, which consist of selling, marketing, general and administrative and depreciation/amortization expenses, increased quarter over quarter but remained constant as a percentage of total revenues. Included in these expenses is a pre-tax charge of approximately $600,000 for the closing of the collection and loan administration centers in Florida and Texas. During the first quarter of 2001, we initiated a plan to close our collections and loan administration operations in Clearwater, Florida, Plano, Texas and Dallas, Texas and move them to our stores or to our Gilbert, Arizona collection facility. As a result of these closings, we took an after tax charge of approximately $368,000 to cover payroll, severance and certain property related expenses. We expect to take an additional restructuring charge in the second quarter related to costs of abandoned assets still in use with a carrying value of approximately $500,000.

The estimated impact resulting from the shut down of these operations, including the impact of future charges, is estimated to be break even over the remainder of 2001 and to decrease operating expenses by $1.5 million annually beginning in 2002. 13

Interest Expense

     Interest expense arising from our other, non-portfolio debt totaled $3.1 million for the three months ended March 31, 2001 versus $2.3 million for the three months ended March 31, 2000. The increase is primarily attributable to interest expense arising from our exchange debt on the exchange offer completed in April 2000.

Income Taxes

     Income taxes totaled $1.3 million and $3.1 million for the three-month period ended March 31, 2001 and 2000, respectively. Our effective tax rate was 41% for both periods presented.

Net Earnings

     Net Earnings operations totaled $1.8 million and $4.5 million for the three months ended March 31, 2001 and 2000, respectively. The decrease for the three months ended March 31, 2001 is primarily a result of the increase in the provision for credit loss from 27% to 31% of originations and an increase in portfolio interest expense, partially offset by an increase in interest income.

Business Segment Information

     We report our operations based on three operating segments. These segments are reported as Retail, Portfolio and Corporate. These segments were previously reported as Company Dealership, Company Dealership Receivables and Corporate and Other, respectively. See Note 6 to the Condensed Consolidated Financial Statements.

     Operating Expenses for our business segments, along with a description of the included activities, for the three-month periods ended March 31, 2001 and 2000 are as follows:

     Retail Operations. Operating expenses for our Retail segment consist of Company marketing efforts, maintenance and development of dealership and inspection center sites, and direct management oversight of used car acquisition, reconditioning and sales activities. A summary of retail operating expenses follows ($ in thousands, except per car sold data):


                                          Three Months Ended
                                               March 31,
                                       --------------------------
                                          2001          2000        % Change
                                       ------------  ------------  ------------
Retail Operations:
    Selling and Marketing              $      7,626  $      8,135     (6.3)%
    General and Administrative               14,658        14,190       3.3%
    Depreciation and Amortization             1,326         1,071      23.8%
                                       ------------  ------------
    Retail Expense                     $     23,610  $     23,396       0.9%
                                       ============  ============
Per Car Sold:
    Selling and Marketing              $        514  $        515     (0.2)%
    General and Administrative                  987           898       9.9%
    Depreciation and Amortization                89            68      30.9%
                                       ------------  ------------
                                       $      1,590  $      1,481       7.4%
                                       ============  ============
As % of Used Cars Sold Revenue:
    Selling and Marketing                      5.9%          6.1%
    General and Administrative                11.3%         10.7%
    Depreciation and Amortization              1.0%          0.8%
                                       ------------  ------------
                                              18.2%         17.6%
                                       ============  ============

     Selling and Marketing expenses both as a percentage of related revenue and on a per car sold basis have remained relatively constant for the three months ended March 31, 2001 versus the same period of the previous year.

     General and Administrative expenses increased only slightly as a percentage of related revenue for the three-month period ended March 31, 2001, principally as a result of increases in salary and benefit costs, but have grown almost 10% on a per car sold basis over the first quarter of 2000. The reason for the slight increase as a percentage of revenue is due to expenses increasing along with an increase in the average selling price per car to $8,766 for the first quarter of 2001, compared to $8,403 for the first quarter of 2000. The expense increase is more apparent on a per car sold basis as the expenses have risen but the volume of cars sold has decreased, primarily due to more stringent underwriting guidelines.

     Portfolio Operations. Operating expenses for our Portfolio segment consist of loan servicing and collection efforts, securitization activities, and other operations pertaining directly to the administration and collection of the loan portfolio ($ in thousands, except expense per month per loan serviced).


                                                 Three Months Ended
                                                      March 31,
                                              --------------------------
                                                  2001          2000         % Change
                                              -----------   ------------   ------------
Portfolio Operations:
  General and Administrative                  $     8,008   $      6,077
  Depreciation and Amortization                       264            300      (12.0)%
                                              -----------   ------------
    Portfolio Expense                         $     8,272   $      6,377        29.7%
                                              ===========   ============
Expense per Month per Loan Serviced           $     31.33   $      28.75
                                              ===========   ============
Annualized Expense as % of EOP Managed
    Principal Balances                               6.2%           6.2%
                                              ===========   ============

     The increase in portfolio expenses as well as the expense per month per loan serviced for the three-month period ended March 31, 2001 for our Portfolio segment is primarily a result of the increased number of loans in our portfolio. Also attributing to the increase were approximately $600,000 in costs accrued in relation to the closing of the collection and loan administration facilities in Florida and Texas, mentioned previously.

     Corporate Operations. Operating expenses for our Corporate segment consist of costs to provide managerial oversight and reporting for the Company, develop and implement policies and procedures, and provide expertise to the Company in areas such as finance, legal, human resources and information technology ($ in thousands, except per car sold data).

                                                 Three Months Ended
                                                      March 31,
                                              --------------------------
                                                  2001          2000         % Change
                                              -----------   ------------   ------------
Corporate Operations:
 General and Administrative                   $     4,772   $      5,271      (9.5)%
    Depreciation and Amortization                     817            837      (2.4)%
                                              -----------   ------------
         Corporate Expense                    $     5,589   $      6,108      (8.5)%
                                              ===========   ============
Per Car Sold                                  $       376   $        387
                                              ===========   ============
As % of Total Revenues                               3.4%           3.9%
                                              ===========   ============


     Operating expenses related to our Corporate segment as a percent of total revenue remained relatively consistent for the three months ended March 31, 2001, versus the same period of 2000. However, on a per car sold basis corporate expenses decreased $11 per car for the quarter ended March 31, 2001, as compared to the same quarter of the previous year.

Financial Position

     The following table represents key components of our financial position ($ in thousands):

                                                      March 31,         December 31,
                                                       2001                2000             % Change
                                               ---------------------------------------  ---------------
Total Assets                                   $           659,470  $          652,121         1.1%
                                               ===================  ==================
Inventory                                                   43,434              63,742      (31.9)%
Finance Receivables, Net                                   522,893             500,469         4.5%
Net Assets of Discontinued Operations                        3,282               4,175      (21.4)%

Total Debt                                     $           470,866  $          457,652         2.9%
                                               ===================  ==================
Notes Payable - Portfolio                      $           390,615  $          406,551       (3.9)%
Other Notes Payable                                         39,444              16,579       137.9%
Subordinated Notes Payable                                  40,807              34,522        18.2%
Stockholders' Equity                           $           157,222  $          155,400         1.2%
                                               ===================  ==================


     Total Assets. Total assets has remained relatively stable as the increase in Finance Receivables, Net, was offset by the decrease in Inventory.

     Inventory. Inventory represents the acquisition and reconditioning costs of used cars located at our dealerships and our inspection centers. The change in inventory from December 31, 2000 to March 31, 2001 is due to management's decision to increase inventory levels at the end of the year in preparation for the strong seasonal sale periods, which are typically the first and second quarters of the year. We generally acquire our used car inventory from three sources: approximately 50% from auctions, 30% from wholesalers and 20% from new car dealerships.

     Growth in Finance Receivables, net. Due to the lack of growth in the volume of cars sold, Finance Receivables, net as of March 31, 2001 increased only 4.5% from December 31, 2000. See Note (2) to the Condensed Consolidated Financial Statements for the details of the components of Finance Receivables, net.

     The following table reflects the growth in principal balances retained on our balance sheet measured in terms of the principal balances ($ in thousands) and the number of loans outstanding.


                                                                             Managed Loans
                                              ------------------------------------------------------------------------------
                                                       Principal Balances                         Number of Loans
                                                   March 31,          December 31,           March 31,          December 31,
                                                     2001                 2000                 2001                 2000
                                              ----------------    -----------------     ----------------    -----------------
Principal-Managed                             $        535,039    $         519,005     $         87,033    $          84,864
Less:  Principal - Securitized and Sold                      -                4,059                    -                2,266
                                              ----------------    -----------------     ----------------    -----------------
Principal - Retained on Balance Sheet         $        535,039    $         514,946     $         87,033    $          82,598
                                              ================    =================     ================    =================


     At March 31, 2001, the entire loan portfolio is on-balance sheet. Principal Balances - Retained on Balance Sheet has increased 3.9%. As we continue to focus on the underwriting guidelines, we do not expect the portfolio balance grow as significantly as in past quarters. Although the volume of loans is leveling, we anticipate the quality of the loans written to improve, with the ultimate goal of improving loan losses. The number of used cars sold totaled 14,851 for the quarter ended March 31, 2001, versus sales of 15,802 used cars during the same quarter of the prior year.

     The following table reflects activity in the Allowance for Credit Losses, as well as information regarding charge off activity, for the three months ended March 31, 2001 and 2000 ($ in thousands):

                                                               March 31,
                                                 ---------------------------------------
                                                        2001                2000
                                                 -------------------  ------------------
Allowance Activity:
Balance, Beginning of Period                     $            99,700  $           76,150
Provision for Credit Losses                                   39,020              34,573
Other Allowance Activity                                          42                 104
Net Charge Offs                                             (36,762)            (23,242)
                                                 -------------------  ------------------
Balance, End of Period                           $           102,000  $           87,585
                                                 ===================  ==================
Allowance as % Ending Principal Balances                       19.1%               20.9%
                                                 ===================  ==================
Charge off Activity:
Principal Balances                               $          (47,156)  $         (31,166)
Recoveries, Net                                               10,394               7,924
                                                 -------------------  ------------------
Net Charge Offs                                  $          (36,762)  $         (23,242)
                                                 ===================  ==================

     The Allowance for Credit Losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in our retail portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Static Pool Analysis" below.

Static Pool Analysis

     We use a "static pool analysis to monitor performance for loans we have originated at our dealerships. In a static pool analysis, we assign each month's originations to a unique pool and track the charge offs for each pool separately. We calculate the cumulative net charge offs for each pool as a percentage of that pool's original principal balances, based on the number of complete payments made by the customer before charge off. The table below displays the cumulative net charge offs of each pool as a percentage of original loan cumulative balances, based on the quarter the loans were originated. The table is further stratified by the number of payments made by our customers prior to charge off. For periods denoted by "x", the pools have not seasoned sufficiently to allow us to compute cumulative losses. For periods denoted by "-", the pools have not yet reached the indicated cumulative age. While we monitor static pools on a monthly basis, for presentation purposes we are presenting the information in the table below on a quarterly basis.

     Currently reported cumulative losses may vary from those previously reported due to ongoing collection efforts on charged off accounts, and the difference between final proceeds on the sale of repossessed collateral versus our estimates of the sale proceeds. Management, however, believes that such variation will not be material.

     The following table sets forth as of April 30, 2001, the cumulative net charge offs as a percentage of original loan cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customers before charge off. The table also shows the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).


          Pool's Cumulative Net Losses as Percentage of Pool's Original
                           Aggregate Principal Balance
                                ($ in thousands)


                                                  Monthly Payments Completed by Customer Before Charge Off
                                      ----------------------------------------------------------------------------------
                              Orig.       0         3         6         12        18        24        TLI      Reduced
                          ----------  --------  --------  --------   --------  --------  --------  --------   --------
    1993                  $   12,984      8.8%     22.1%     28.5%      33.8%     35.9%     36.5%     36.8%     100.0%
    1994                  $   23,589      5.3%     14.8%     19.9%      25.6%     28.0%     28.7%     28.8%     100.0%
    1995                  $   36,569      1.9%      8.1%     13.1%      19.0%     22.2%     23.5%     24.1%     100.0%
    1996:                 $   48,996      1.5%      8.1%     13.9%      22.1%     26.2%     27.9%     28.9%     100.0%
    1997:
       1st Quarter        $   16,279      2.1%     10.7%     18.2%      24.8%     29.8%     32.0%     33.5%     100.0%
       2nd Quarter        $   25,875      1.5%      9.9%     15.8%      22.7%     27.4%     29.5%     30.6%      99.9%
       3rd Quarter        $   32,147      1.4%      8.3%     13.2%      22.4%     26.9%     29.1%     30.6%      99.8%
       4th Quarter        $   42,529      1.4%      6.8%     12.6%      21.8%     26.1%     28.8%     30.0%      99.6%
    1998:
       1st Quarter        $   69,708      0.9%      6.9%     13.4%      20.9%     26.4%     28.8%     29.9%      99.1%
       2nd Quarter        $   66,908      1.1%      8.1%     14.2%      21.7%     27.3%     29.2%     30.2%      98.3%
       3rd Quarter        $   71,027      1.0%      7.9%     13.3%      23.0%     27.8%     30.3%     30.9%      97.6%
       4th Quarter        $   69,583      0.9%      6.6%     13.1%      24.3%     29.0%     31.5%     31.8%      94.1%
    1999:
       1st Quarter        $  103,068      0.8%      7.5%     15.1%      23.6%     29.5%       x       31.4%      88.9%
       2nd Quarter        $   95,768      1.1%      9.9%     16.7%      25.4%     31.5%      --       32.5%      82.5%
       3rd Quarter        $  102,585      1.0%      8.3%     14.2%      25.3%       x        --       30.3%      75.6%
       4th Quarter        $   80,641      0.7%      5.9%     12.6%      23.7%      --        --       25.7%      65.9%
    2000:
       1st Quarter        $  128,123      0.3%      6.5%     14.6%        x        --        --       23.0%      56.5%
       2nd Quarter        $  118,778      0.6%      8.6%     16.0%       --        --        --       19.6%      45.1%
       3rd Quarter        $  124,367      0.7%      7.8%       x         --        --        --       12.5%      31.2%
       4th Quarter        $  100,823      0.6%       x        --         --        --        --        5.1%      16.7%
    2001:
       1st Quarter        $  126,015       x        --        --         --        --        --        0.3%       6.5%



     The following table sets forth the principal balances delinquency status as a percentage of total outstanding contract principal balances from dealership operations.

                                                   March 31,      December 31,
                                                      2001             2000
                                               ---------------- ----------------
      Days Delinquent:
      Current                                        78.6%            66.1%
      1-30 Days                                      15.7%            26.1%
      31-60 Days                                      3.3%             4.7%
      61-90 Days                                      2.4%             3.1%
                                               ---------------- ----------------
      Total Portfolio                               100.0%           100.0%
                                               ================ ================

     In accordance with our charge off policy, there are no accounts more than 90 days delinquent as of March 31, 2001.

     Primarily as a result of our in dealership collectors, our current accounts, those accounts not one day delinquent, have continued to improve both over the same quarter of 2000 as well as over the third and fourth quarters of 2000. Current accounts at March 31, 2001 were 78.6% versus 66.1% at December 31, 2000. Current accounts at the end of the third quarter of 2000 were 72.4% and were 74.8% at the end of the first quarter of 2000. As a result of the apparent success of the in store collectors, we are in the process of adding in store collectors to service the 31-60 day delinquent accounts at the dealerships in addition to the 1-30 days delinquent accounts currently serviced. The 31+ day accounts have remained relatively constant at 5.7% at the end of the first quarter of 2001, as compared to 5.3% at the end of the same quarter of 2000.

     Based upon our continued review of the adequacy of the Allowance for Credit Losses, we have recorded a provision for loan losses for the three months ended March 31, 2001 at 31% of originations. The 31% provision is 1% higher than the effective 30% provision for 2000 and 4% greater than the 27% recorded during the first quarter of 2000, as losses on our existing, older portfolio continue to emerge at higher than expected levels. With the provision recorded during this quarter, we believe the Allowance balance as of March 31, 2001 remains at a level that we estimate to be adequate to cover net charge offs for the next 12 to 15 months.

Securitizations

     Under the current legal structure of our securitization program, we sell loans to our bankruptcy remote subsidiaries that then securitize the loans by transferring them to separate trusts that issue several classes of notes and certificates collateralized by the loans. The securitization subsidiaries then sell Class A notes or certificates (Class A obligations or Notes Payable) representing 71% of the total finance receivable balance for the most recent securitizations to investors and subordinate classes are retained by us. We continue to service the securitized loans.

     The Class A obligations have historically been structured as to receive investment grade ratings. To secure the payment of the Class A obligations, the securitization subsidiaries obtain an insurance policy from MBIA Insurance Corporation that guarantees payment of amounts to the holders of the Class A obligations. Additionally, we also establish a cash "reserve" account for the benefit of the Class A obligation holders. The cash reserve accounts are classified in our condensed consolidated financial statements as Investments Held in Trust and are a component of Finance Receivables, net.

     Reserve Account Requirements. Under our current securitization structure, we make an initial cash deposit into a reserve account, generally equivalent to 3.0%-6.0% of the initial underlying Finance Receivables principal balance, and pledge this cash to the reserve account agent. The trustee then makes additional deposits to the reserve account out of collections on the securitized receivables as necessary to fund the reserve account to a specified percentage, ranging from 8.0% to 11.0%, of the underlying Finance Receivables' principal balance. The trustee makes distributions to us when:

o the reserve account balance exceeds the specified percentage,
o the required periodic payments to the Class A certificate holders are current, and
o the trustee, servicer and other administrative costs are current.

Certain Financial Information Regarding Our Securitizations

     During March 2001, we closed our 19th securitization in which we securitized $117.7 million of loans, issuing $83.6 million in Class A certificates with an annual interest rate of 5.09%, a significant rate improvement from our securitizations closed during 2000.


Liquidity and Capital Resources

     In recent periods, our needs for additional capital resources have increased in connection with the growth of our business. We require capital for:

o increases  in our loan  portfolio,   o the seasonal purchase of inventories,
o working capital and general            and,
  corporate purposes,                  o the purchase of property
o common  stock  repurchases,            and equipment.



    We fund our capital requirements primarily through:

o operating cash flow,          o  our revolving warehouse and inventory
o securitization transactions,     credit lines and,
                                o  supplemental borrowings.

     While to date we have met our liquidity requirements as needed, there can be no assurance that we will be able to continue to do so in the future.

Cash Flow

     Net cash provided by operating activities decreased $2.4 million to $59.5 million in the three months ended March 31, 2001. The decrease is primarily due to a significant decrease in accrued liabilities at March 31, 2001 offset by a decrease in inventory levels.

     Net cash used in investing activities decreased $22.1 million to $58.4 million during the three months ended March 31, 2001 as compared to $80.5 million used during the same period of 2000. The reason for the decrease is due to increased collections on finance receivables and a lower increase in finance receivables.

     Financing activities used $2.2 million for the three months ended March 31, 2001, versus generating $2.9 million during the three months ended March 31, 2000. The change is due to net payments made on Notes Payable.

Financing Resources

     Revolving Facility. Under our $125 million revolving facility with GE Capital, our borrowing base consists of up to 65.0% of the principal balance of eligible loans originated from the sale of used cars and the lesser of $25 million or 58% of the direct vehicle costs for eligible vehicle inventory. As of March 31, 2001, our borrowing capacity under the revolving facility was $28.8 million, the aggregate principal amount outstanding under the revolving facility was approximately $21.3 million, and the amount available to be borrowed under the facility was $7.5 million. The revolving facility bears interest at the 30-day LIBOR plus 3.15%, payable daily (total rate of 8.68% as of March 31, 2001). In addition, we are also required to maintain specified financial ratios. As of March 31, 2001, we were in compliance with the covenants of this agreement with the exception of interest coverage ratios, for which we have received a waiver.

     In April 2001, we replaced the warehouse receivables portion of this facility and have secured an option to extend the $25 million inventory line of credit portion of this facility from June 20, 2001 until December 31, 2001.

     Our new revolving facility allows for maximum borrowings of $75 million during the period May 1 through November 30 and increases to $100 million during the period December 1 through April 30. The term of the facility is 364 days with a renewal option, upon mutual consent, for an additional 364-day period. The borrowing base consists of up to 65% of the principal balance of eligible loans originated from the sale of used cars. The lender maintains an option to adjust the advance rate to reflect changes in market conditions or portfolio performance. The interest rate on the facility is LIBOR plus 2.80%. The facility is secured with substantially all Company assets. The line is subject to several covenants, including certain financial and loan portfolio related covenants.

     The extension on the inventory line of credit requires us to pay a fee for each quarterly extension after June 30, 2001, and after June 30, 2001, the interest rate on the line increases by 50 basis points to LIBOR plus 3.65%. We continue to search for replacement financing for our inventory line of credit.

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

     Supplemental Borrowings. In May 1999, we borrowed approximately $38.0 million from an unrelated party for a term of two years maturing on May 1, 2001 (Residual Loan). The note called for monthly principal payments of generally not less than $800,000 through May 2000 and not less than $1.7 million thereafter, plus interest at a rate equal to LIBOR plus 550 basis points. The loan balance was $11.1 million at December 31, 2000. This loan agreement was replaced in January 2001. The new agreement has a $35 million principal due February 2003 with interest payable monthly at LIBOR plus 600 basis points. The new loan, like the previous loan, is secured by our Residuals in Finance Receivables Sold and certain Finance Receivables.

     As a condition to the $35 million senior secured loan agreement, Verde Investments, Inc., an affiliate of Mr. Garcia, was required to invest $7 million in us through a subordinated loan. The funds were placed in escrow as additional collateral for the $35 million senior secured loan. The funds will be released in July 2001 if, among other conditions, we have at least $7 million in pre-tax income through June of 2001 and, at that time, Mr. Garcia guarantees 33.3% of the $35 million facility. If the loan with Verde and the guarantee of the $35 million senior secured loan are not removed by July 25, 2001, Mr. Garcia is entitled to receive warrants from us for 1.5 million shares of stock, vesting over a one-year period, at an exercise price of $4.50 subject to certain conditions. Also as consideration for the loan, we released all options to purchase real estate that is currently owned by Verde and leased to us. We also granted Verde the option to purchase, at book value, any or all properties currently owned by us, or acquired by us prior to the earlier of December 31, 2001, or the date the loan is repaid. Verde agreed to lease the properties back to us, on terms similar to our current leases, if it exercises its option to purchase any of the properties. The loan is secured by residual interests in our securitization transactions but is subordinate to the senior secured loan facility. The loan requires quarterly interest payments at LIBOR plus 600 basis points and is subject to pro rata reductions if certain conditions are met. An independent committee of our board reviewed and negotiated terms of this subordinated loan and we also received an opinion from an investment banker, which deemed the loan fair from a financial point of view both to our shareholders and us.


Capital Expenditures and Commitments

     In November 2000, Verde Investments, Inc. ("Verde"), an affiliate of Mr. Garcia, purchased a certain property located in Phoenix, Arizona and simultaneously leased the property to us pursuant to among other terms the following: 20 year term which expires December 31, 2020; rent payable monthly with 5% annual rent adjustments; triple net lease; four five-year options to renew; and an option to purchase the property upon prior notice and at Verde's cost. Subsequently, we surrendered this option as part of the $7 million subordinated loan with Verde. We are in the process of building a new headquarters at this location.

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

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS No. 138). SFAS No. 138 amends a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133. SFAS No. 138 is effective for fiscal years beginning after June 15, 2000. Statement of Financial Accounting Standards No. 133, "Accounting for

Derivative Instruments and Hedging Activities" (SFAS No. 133) required all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The adoption of SFAS No. 138 or No. 133 did not have a material effect on us.

We Make Forward Looking Statements

     This report includes statements that constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We claim the protection of the safe-harbor for our forward looking statements. Forward-looking statements are often characterized by the words "may," "anticipates," "believes," "estimates," "projects," "expects" or similar expressions and do not reflect historical facts. Forward-looking statements in this report relate, among other matters, to: anticipated financial results, such as continuing growth of sales, other revenues and loan portfolios, improvements in underwriting, adequacy of the allowance for credit losses, and improvements in recoveries and loan performance, including delinquencies and charge offs; roll-out of collectors to our dealerships; and e-commerce related growth and loan performance. Forward looking statements include risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward looking statements, some of which we cannot predict or quantify. Factors that could affect our results and cause or contribute to differences from these forward-looking statements include, but are not limited to: any decline in consumer acceptance of our car sales strategies or marketing campaigns; any inability to finance our operations in light of a tight credit market for the sub-prime industry and our current financial circumstances; any deterioration in the used car finance industry or increased competition in the used car sales and finance industry; any inability to monitor and improve our underwriting and collection processes; any changes in estimates and assumptions in, and the ongoing adequacy of, our allowance for credit losses; any inability to continue to reduce operating expenses as a percentage of sales; any material litigation against us or material, unexpected developments in existing litigation; any new or revised accounting, tax or legal guidance that adversely affect used car sales or financing and Mr. Garcia's offer to take us private. Forward-looking statements speak only as of the date the statement was made. Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors," "Factors That May Affect Future Results and Financial Condition" and "Factors That May Affect Future Stock Performance" in our most recent report on Form 10-K, in Exhibit 99 attached to this Quarterly Report on Form 10-Q and elsewhere in our Securities and Exchange Commission filings. In addition, the foregoing factors may affect generally our business, results of operations and financial position. There may also be other factors that we are currently unable to identify or quantify, but may arise or become known in the future. Forward looking statements speak only as of the dated the statement was made. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or for any other reason. References to Ugly Duckling Corporation as the largest chain of buy-here pay-here used car dealerships in the United States is management's belief based upon the knowledge of the industry and not on any current independent third party study.

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

     Our financial instruments consist primarily of fixed rate finance receivables, residual interests in pools of fixed rate finance receivables, short-term variable rate revolving Notes Receivable, and variable and fixed rate Notes Payable. Our finance receivables are classified as subprime loans and generally bear interest at the lower of 29.9% or the maximum interest rate allowed in states that impose interest rate limits. At March 31, 2001, the scheduled maturities on our finance receivables ranged from one to 48 months, with a weighted average maturity of 23.6 months. The interest rates we charge our customers on finance receivables has not changed as a result of fluctuations in market interest rates, although we may increase the interest rates we charge in the future if market interest rates increase. A large component of our debt at March 31, 2001 is the Collateralized Notes Payable (Class A obligations) issued under our securitization program. Issuing debt through our securitization program allows us to mitigate our interest rate risk by reducing the balance of the variable revolving line of credit and replacing it with a lower fixed rate note payable. We are subject to interest rate risk on fixed rate Notes Payable to the extent that future interest rates are lower than the interest rates on our existing Notes Payable.

     We believe that our market risk information has not changed materially from December 31, 2000.

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

     There has also been litigation filed in connection with or related to the intent and/or offer of our chairman, Mr. Garcia, to purchase all of our outstanding common stock not owned by him (See Item 5 below). On March 20, 2001, a shareholder derivative complaint was filed, purportedly on behalf of Ugly Duckling Corporation, in the Court of Chancery for the State of Delaware in New Castle County, captioned Berger v. Garcia, et al., No. 18746NC. The complaint alleges that the Company's current directors breached fiduciary duties owed to the Company in connection with certain transactions between the Company and Mr. Garcia and various entities controlled by Mr. Garcia. The complaint was amended on April 17, 2001 to add a second cause of action, on behalf of all persons who own the Company's common stock, and their successors in interest, which alleges that the Company's current directors breached fiduciary duties in connection with the proposed acquisition by Mr. Garcia of all of the outstanding shares of the Company's common stock. The Company is named as a nominal defendant in the action. The original cause of action seeks to void all transactions deemed to have been approved in breach of fiduciary duty and recovery by the Company of alleged compensatory damages sustained as a result of the transactions. The second cause of action seeks to enjoin the Company from proceeding with the proposed acquisition by Mr. Garcia, or, in the alternative, awarding compensatory damages to the class.

     Following Mr. Garcia's offer in early April 2001, five additional and separate purported shareholder class action complaints were filed between April 17 and April 25, 2001 in the Court of Chancery for the State of Delaware in New Castle County. They are captioned Turberg v. Ugly Duckling Corp., et al., No. 18828NC, Brecher v. Ugly Duckling Corp., et al., No. 18829NC, Suprina v. Ugly Duckling Corporation, et al., No. 18830NC, Benton v. Ugly Duckling Corp., et al., No. 18838NC, and Don Hankey Living Trust v. Ugly Duckling Corporation, et al., No. 18843NC. Each complaint alleges that the Company, and its directors, breached fiduciary duties in connection with the proposed acquisition by Mr. Garcia of all of the outstanding shares of the Company's common stock. The complaints seek to enjoin the proposed acquisition by Mr. Garcia and to recover compensatory damages caused by the proposed acquisition and the alleged breach of fiduciary duties.

     We expect all of these cases to be consolidated and intend to vigorously defend the allegations in the complaints and believe that the actions are without merit.

Item 2.  Changes in Securities and Use of Proceeds.

(a)      None
(b)      None
(c)      None
(d)      Not Applicable

Item 3.  Defaults Upon Senior Securities.

     We recently obtained waiver letters for financial ratio covenant breaches under our revolving credit facility and our senior secured loan facility.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None

Item 5.  Other Information.

     On April 16, 2001, as previously announced, Mr. Ernest Garcia, II, made an offer to the board of directors to purchase all of the outstanding shares of our common stock not already held by him. The Company's board of directors established a special transaction committee, composed of disinterested directors, to evaluate the proposal and make a recommendation to the full board. Under the terms of the offer, the holders of the outstanding shares of common stock would receive $7.00 per share, $2.00 in cash and $5.00 in subordinated debentures from the acquiring company. The subordinated debentures would have interest payable at 10%, interest only payments semiannually until maturity and a ten-year term. Mr. Garcia's offer also states that Greg Sullivan, chief executive officer and president of the Company, would receive an option to purchase a 20% interest in the acquiring company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits


Exhibit 10.1 - Covenant Waiver Letter dated May 9, 2001 between the Registrant and Sun America Life Insurance Company.

Exhibit 10.2 - Covenant Waiver Letter dated May 14, 2001 between the Registrant and GE Capital Corporation

Exhibit 99 - Statement Regarding Forward Looking Statements and Risk Factors

(b)      Reports on Form 8-K.

     During the first quarter of 2001, the Company filed two reports on Form 8-K. The first report on Form 8-K, dated January 15, 2001 and filed January 16, 2001, reported Ugly Duckling's closing of a senior secured loan facility and subordinated loan, and filed as an exhibit to the form 8-K, a press release dated January 15, 2001, entitled "Ugly Duckling Announces Closing of Senior
Secured Loan Facility and Subordinated Loan with Chairman and Largest Shareholder." The second report on Form 8-K dated and filed February 26, 2001, reported Ugly Duckling's 2000 earnings, and filed as an exhibit to the Form 8-K was a press release dated February 21, 2001 entitled "Ugly Duckling Reports Financial Results for 2000"

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         UGLY DUCKLING CORPORATION

         /s/     STEVEN T. DARAK
         -----------------------------------------------------------------------
         Steven T. Darak
         Senior Vice President and
         Chief Financial Officer
         (Principal Financial and Accounting Officer)

Date:  May 14, 2001

EXHIBIT INDEX

                     Exhibit
                     Number       Description

                     10.1 Covenant Waiver Letter dated May 9, 2001 between the Registrant and Sun America Life Insurance Company.

                     10.2 Covenant Waiver Letter dated May 14, 2001 between the Registrant and GE Capital Corporation

                     99 Statement Regarding Forward Looking Statements and Risk Factors