Form 10-Q
period 2001-06-30
UGLY DUCKLING CORP
filed 2001-08-14
CIK 1012704

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

                  For the quarterly period ended: June 30, 2001

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

     At August 13, 2001, there were approximately 12,302,000 shares of Common Stock, $0.001 par value, outstanding.

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

                            UGLY DUCKLING CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                        Page
                          Part I - FINANCIAL STATEMENTS

  Item 1.            FINANCIAL STATEMENTS
                     Condensed Consolidated Balance Sheets-- June 30, 2001 and December 31, 2000..........................1
                     Condensed Consolidated Statements of Operations-- Three and Six Months Ended
                           June 30, 2001 and 2000.........................................................................2
                     Condensed Consolidated Statements of Cash Flows-- Six Months Ended
                         June 30, 2001 and 2000...........................................................................3

                     Notes to Condensed Consolidated Financial Statements.................................................4

  Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............10
  Item 3.            MARKET RISK.........................................................................................24

                     Part II.-- OTHER INFORMATION
  Item 1.            LEGAL PROCEEDINGS...................................................................................25
  Item 2.            CHANGES IN SECURITIES...............................................................................25
  Item 3.            DEFAULTS UPON SENIOR SECURITIES.....................................................................25
  Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................25
  Item 5.            OTHER INFORMATION...................................................................................25
  Item 6.            EXHIBITS AND REPORTS ON FORM 8-K....................................................................26
                     SIGNATURES..........................................................................................27

                                     ITEM 1.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                            June 30,
                                                                              2001               December 31,
                                                                          (unaudited)                2000
                                                                        -----------------     -------------------
                                                                        -----------------     -------------------
                               ASSETS

Cash and Cash Equivalents                                               $           7,059     $             8,805
Finance Receivables, Net                                                          544,585                 500,469
Note Receivable from Related Party                                                 12,000                  12,000
Inventory                                                                          40,772                  63,742
Property and Equipment, Net                                                        40,278                  38,679
Intangible Assets, Net                                                             12,048                  12,527
Other Assets                                                                       18,474                  11,724
Net Assets of Discontinued Operations                                               3,734                   4,175
                                                                        -----------------     -------------------
                                                                        $         678,950     $           652,121
                                                                        =================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

  Accounts Payable                                                      $           1,498     $             2,239
  Accrued Expenses and Other Liabilities                                           25,525                  36,830
  Notes Payable - Portfolio                                                       415,877                 406,551
  Other Notes Payable                                                              42,495                  16,579
  Subordinated Notes Payable                                                       34,951                  34,522
                                                                        -----------------     -------------------
     Total Liabilities                                                            520,346                 496,721
                                                                        -----------------     -------------------
Stockholders' Equity:
    Preferred Stock $.001 par value, 10,000 shares authorized
     none issued and outstanding                                                       -                      -
    Common Stock $.001 par value, 100,000 shares authorized,
     18,764 issued and 12,302 and 12,292 outstanding                                   19                      19
   Additional Paid-in Capital                                                     173,741                 173,723
   Retained Earnings                                                               24,958                  21,772
   Treasury Stock, at cost                                                       (40,114)                (40,114)
                                                                        -----------------     -------------------
     Total Stockholders' Equity                                                   158,604                 155,400
   Commitments and Contingencies                                                       -                       -
                                                                        -----------------     -------------------
                                                                        $         678,950     $           652,121
                                                                        =================     ===================




     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2001 and 2000
                (In thousands, except earnings per share amounts)
                                   (unaudited)

                                                                        Three Months Ended          Six Months Ended
                                                                             June 30,                   June 30,
                                                                     ------------------------------------------------------
                                                                         2001        2000          2001          2000
                                                                     ------------------------------------------------------


Cars Sold                                                                  11,607        14,369        26,458        30,171
                                                                     ======================================================
Total Revenues                                                       $    140,819 $     151,398 $     304,849  $    309,715
                                                                     ======================================================
Sales of Used Cars                                                   $    105,919 $     121,527 $     236,105  $    254,313
Less: Cost of Used Cars Sold                                               60,639        68,417       133,480       141,359
    Provision for Credit Losses                                            32,210        32,212        71,230        66,785
                                                                     ------------------------------------------------------
                                                                           13,070        20,898        31,395        46,169
                                                                     ------------------------------------------------------
Other Income (Expense):
   Interest Income                                                         34,900        29,871        68,744        55,402
   Portfolio Interest Expense                                             (7,492)       (5,997)      (16,011)      (11,026)
                                                                     ------------------------------------------------------
      Net Interest Income                                                  27,408        23,874        52,733        44,376
                                                                     ------------------------------------------------------

Income before Operating Expenses                                           40,478        44,772        84,128        90,545
Operating Expenses:
   Selling and Marketing                                                    6,235         7,426        13,861        15,561
   General and Administrative                                              27,217        25,192        54,655        50,730
   Depreciation and Amortization                                            2,435         2,231         4,842         4,439
                                                                     ------------------------------------------------------
        Operating Expenses                                                 35,887        34,849        73,358        70,730
                                                                     ------------------------------------------------------

Operating Income                                                            4,591         9,923        10,770        19,815
      Other Interest Expense                                                2,862         2,585         5,953         4,877
                                                                     ------------------------------------------------------

Earnings before Income Taxes                                                1,729         7,338         4,817        14,938
      Income Taxes                                                            709         2,990         1,975         6,107
                                                                     ------------------------------------------------------

Earnings before Extraordinary Item                                          1,020         4,348         2,842         8,831
Extraordinary Item - Gain on Early Extinguishment of Debt, net                344            -            344            -
                                                                     ------------------------------------------------------
Net Earnings                                                         $      1,364 $       4,348 $       3,186  $      8,831
                                                                     ======================================================

Earnings per Common Share before Extraordinary Item:
   Basic                                                             $       0.08 $        0.31 $        0.23  $       0.61
                                                                     ======================================================
   Diluted                                                           $       0.08 $        0.31 $        0.23  $       0.60
                                                                     ======================================================
Net Earnings per Common Share:
   Basic                                                             $       0.11 $        0.31 $        0.26  $       0.61
                                                                     ======================================================
   Diluted                                                           $       0.11 $        0.31 $        0.26  $       0.60
                                                                     ======================================================
Shares Used in Computation:
   Basic Weighted Average Shares Outstanding                               12,299        14,052        12,296        14,479
                                                                     ======================================================
   Diluted Weighted Average Shares Outstanding                             12,330        14,248        12,328        14,700
                                                                     ======================================================

     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months ended June 30, 2001 and 2000
                                 (In thousands)
                                   (unaudited)


                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                     -----------------------------------
                                                                                            2001             2000
                                                                                     ----------------   ----------------
Cash Flows from Operating Activities:

     Net Earnings                                                                    $          3,186   $          8,831
Adjustments to Reconcile Net Earnings to Net Cash Provided
     by Operating Activities:
     Provision for Credit Losses                                                               71,230             66,785
     Depreciation and Amortization                                                              6,912              6,459
     Loss from Disposal of Property and Equipment                                                 399                  3
     Collections from Residuals in Finance Receivables Sold                                     1,136              8,743
     Decrease in Inventory                                                                     22,970             17,000
     Increase in Other Assets                                                                     250                316
     Increase (Decrease) in Accounts Payable, Accrued Expenses and Other liabilities         (10,033)              1,860
     Decrease in Income Taxes Payable                                                         (2,013)            (2,300)
                                                                                     ----------------   ----------------
         Net Cash Provided by Operating Activities                                             94,037            107,697
                                                                                     ----------------   ----------------
Cash Flows Used in Investing Activities:
     Increase in Finance Receivables                                                        (213,732)          (261,882)
     Collections on Finance Receivables                                                       124,646            102,059
     Decrease in Investments Held in Trust on Finance Receivables Sold                          1,398              5,937
     Proceeds from Sale of Property and Equipment                                               1,760              1,766
     Purchase of Property and Equipment                                                       (8,122)            (6,511)
                                                                                     ----------------   ----------------
         Net Cash Used in Investing Activities                                               (94,050)          (158,631)
                                                                                     ----------------   ----------------
Cash Flows from Financing Activities:
     Initial Deposits at Securitization into Investments Held in Trust                        (6,407)           (14,619)
     Additional Deposits into Investments Held in Trust                                      (69,358)            (3,767)
     Release of Investments Held in Trust                                                      46,972             11,526
     Additions to Notes Payable Portfolio                                                     349,350            314,456
     Repayment of Notes Payable Portfolio                                                   (341,464)          (275,483)
     Additions to Other Notes Payable                                                          37,168                881
     Repayment of Other Notes Payable                                                        (11,720)            (9,854)
     Repayment/Extinguishment of Subordinated Notes Payable                                   (6,733)   -

     Proceeds from Issuance of Common Stock                                                        18                432
     Acquisition of Treasury Stock                                                                 -               (114)
                                                                                     ----------------   ----------------
         Net Cash Provided (Used)  by Financing Activities                                    (2,174)             23,458
                                                                                     ----------------   ----------------
Net Cash Provided by Discontinued Operations                                                      441             27,920
                                                                                     ----------------   ----------------
Net Increase (Decrease) in Cash and Cash Equivalents                                          (1,746)                444
Cash and Cash Equivalents at Beginning of Period                                                8,805              3,683
                                                                                     ----------------   ----------------
Cash and Cash Equivalents at End of Period                                           $          7,059   $          4,127
                                                                                     ================   ================
Supplemental Statement of Cash Flows Information:
     Interest Paid                                                                   $         20,130   $         15,678
                                                                                     ================   ================
     Income Taxes Paid                                                               $         12,071   $          8,405
                                                                                     ================   ================
     Acquisition of Treasury Stock with Subordinated Debt                            $             -    $          8,005
                                                                                     ================   ================

     See accompanying notes to Condensed Consolidated Financial Statements.

                            UGLY DUCKLING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by such accounting principles generally accepted in the United States of America for a complete financial statement presentation. In our opinion, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. Our results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. Our Condensed Consolidated Balance Sheet as of December 31, 2000 was derived from our audited consolidated financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. For a complete financial statement presentation, we suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2000. All amounts are in thousands with the exception of per share, per unit and per car data, unless otherwise noted.

Note 2.  Summary of Finance Receivables

     A summary of Finance Receivables, net, follows:

                                                         June 30,            December 31,
                                                           2001                  2000
                                                     -----------------     -----------------


Contractually Scheduled Payments                     $         723,882     $         696,220
Unearned Finance Charges                                     (189,116)             (181,274)
                                                     -----------------     -----------------
Principal Balances                                             534,766               514,946
Accrued Interest                                                 5,463                 5,655
Loan Origination Costs                                           7,411                 7,293
                                                     -----------------     -----------------
     Principal Balances, net                                   547,640               527,894
Investments Held in Trust                                       98,534                71,139
Residuals in Finance Receivables Sold                               -                  1,136
                                                     -----------------     -----------------
Finance Receivables                                            646,174               600,169
Allowance for Credit Losses                                  (101,589)              (99,700)
                                                     -----------------     -----------------
Finance Receivables, net                             $         544,585     $         500,469
                                                     =================     =================
Allowance as a % of Ending Principal Balances                    19.0%                 19.4%
                                                     =================     =================

     Investments Held in Trust represent funds held by trustees on behalf of our securitization bond holders. The balance of Investments Held in Trust increased from December 31, 2000 due to deposits into the trust accounts arising from an additional securitization completed during the first and second quarters of 2001, including a pre-funded amount of approximately $25.2 million related to the securitization completed in the second quarter of 2001. The increase was partially offset by the distribution of funds associated with portfolios securitized during prior periods.


Note 3.  Related Party Transactions

     The Note Receivable - Related Party originated from the Company's December 1999 sale of its Cygnet Dealer Finance subsidiary to Cygnet Capital Corporation, an entity controlled by Ernest C. Garcia II, Chairman and principal shareholder of the Company. The $12.0 million note from Cygnet Capital Corporation has a 10-year term, with interest payable quarterly at 9%, due December 2009. The note is secured by the capital stock of Cygnet Capital Corporation and guaranteed by Verde Investments, Inc. ("Verde"), an affiliate of Mr. Garcia. Under the terms of the agreement, Mr. Garcia will be allowed to reduce the principal balance up to a maximum of $8.0 million by surrendering to the Company shares of Ugly Duckling common stock (valued at 98% of the average of the closing prices of the stock on NASDAQ for the ten trading days prior to the surrender) as long as Mr. Garcia's ownership interest of the Company voting stock does not fall below 15% and the acceptance of such stock by the Company does not result in a breach of a covenant.

     In May 2001, Verde purchased one of the Company properties at its approximate book value of $1,650,000. Verde has leased the property back to the Company under a 20-year lease, which expires May 2021. The lease is a triple net lease with an increase of approximately 2% in year two and annual CPI adjustments thereafter.

     Verde is expected to purchase another property, with a scheduled close date of August 2001. The purchase price is $800,000 which approximates book value. The Company currently sublets this property thus there will not be a subsequent leaseback with Verde.


Note 4.  Notes Payable

     Notes Payable, Portfolio

A summary of Notes Payable, Portfolio at June 30, 2001 and December 31, 2000:

                                                                                                June 30,        December 31,
                                                                                                  2001              2000
                                                                                            ----------------- -----------------
Revolving Warehouse Facility with GE Capital, secured by substantially                      $              -  $          53,326
      all assets of the Company, terminated April 2001

Revolving Warehouse Facility with Greenwich Capital Financial Products, Inc,
secured by substantially all assets of the Company                                                     17,620                -

Class A obligations issued pursuant to the Company's Securitization Program, secured by underlying pools of finance receivables and investments held in trust
     totaling $592.1 million at June 30, 2001                                                         401,854           355,972
                                                                                            ----------------- -----------------
     Subtotal                                                                                         419,474           409,298
     Less:  Unamortized Loan Fees                                                                       3,597             2,747
                                                                                            ----------------- -----------------
     Total                                                                                  $         415,877 $         406,551
                                                                                            ================= =================


     Effective April 2001, the Company replaced the warehouse receivables portion of the GE Capital facility. The new warehouse receivables revolving facility allows for maximum borrowings of $75 million during the period May 1 through November 30 and increases to $100 million during the period December 1 through April 30. The term of the facility is 364 days with a renewal option, upon mutual consent, for an additional 364-day period. The borrowing base consists of up to 65% of the principal balance of eligible loans originated from the sale of used cars. The lender maintains an option to adjust the advance rate on the principal to reflect changes in market conditions or portfolio performance. The interest rate on the facility is LIBOR plus 2.80% (6.96% at June 30, 2001). The facility is secured with substantially all Company assets. The line is subject to several covenants, including certain financial and loan portfolio related covenants. At June 30, 2001, the Company was in compliance with all required covenants.

     Class A obligations have interest payable monthly at rates ranging from 4.74% to 7.26%. Monthly principal reductions on Class A obligations approximate 70% of the principal reductions on the underlying pool of finance receivable loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Securitizations" for further information on the Class A bonds.

    Other Notes Payable
A summary of Other Notes Payable at June 30, 2001 and December 31, 2000 follows:

                                                                                                June 30,        December 31,
                                                                                                  2001              2000
                                                                                            ----------------- -----------------
Note payable, secured by the capital stock of UDRC and UDRC II and certain other
      receivables                                                                           $          32,000 $          11,141
Other notes payable bearing interest at rates ranging from 7.5% to 11% due through
     July 2003, secured by certain real property and certain property and equipment                     6,491             5,637

Revolving Inventory Facility for $25.0 million with GE Capital, secured by
     substantially all Company assets                                                                   5,000                -
                                                                                            ----------------- -----------------
     Subtotal                                                                                          43,491            16,778
     Less:  Unamortized Loan Fees                                                                         996               199
                                                                                            ----------------- -----------------
     Total                                                                                  $          42,495 $          16,579
                                                                                            ================= =================

     Effective April 2001, the Company secured an option to extend the $25 million inventory line of credit portion of the facility with GE Capital from June 30, 2001 until December 31, 2001. The extension on the inventory line of credit with GE Capital requires the payment of a fee for each quarterly extension after June 30, 2001, and, after June 30, 2001, the interest rate on the line increases by 50 basis points to LIBOR plus 3.65%. The interest rate in effect on this line was 7.31% at June 30, 2001. The facility agreement contains various reporting and performance covenants, including the maintenance of certain ratios and limitations on additional borrowings from other sources. At June 30, 2001, the Company was in compliance with these covenants with the exception of interest coverage ratios, for which the Company has obtained a waiver.

     As of the date of this report, the Company has signed a term sheet with a lender for a replacement to the inventory line of credit and expects to close on the final documents by August 31, 2001.


    Subordinated Notes Payable
A summary of Subordinated Notes Payable at June 30, 2001 and December 31, 2000 follows:

                                                                                                June 30,        December 31,
                                                                                                  2001              2000

                                                                                         ----------------- -----------------
$13.5 million senior subordinated notes payable to unrelated parties, bearing            $           8,000 $          11,500
     interest at 15% per annum payable quarterly, principal due February 2003 and senior to subordinated debentures
$7.0 million senior subordinated note payable to a related party, bearing
     interest at LIBOR plus 6% per annum payable quarterly, principal due February 2010              6,600                -
$17.5 million subordinated debentures, interest at 12% per annum
(approximately 18.8% effective rate) payable semi-annually, principal
     balance due October 23, 2003                                                                   13,839            17,479
$11.9 million subordinated debentures, interest at 11% per annum
     (approximately 19.7% effective rate) payable semi-annually, principal
     balance due April 15, 2007                                                                     11,940            11,940
                                                                                         ----------------- -----------------
     Subtotal                                                                                       40,379            40,919
     Less:  Unamortized Loan Fees                                                                       -                 31
                Unamortized Discount - subordinated debentures                                       5,428             6,366
                                                                                         ----------------- -----------------
     Total                                                                               $          34,951 $          34,522
                                                                                         ================= =================


     In June 2001, the Company repurchased in the open market and retired approximately $3.6 million of the $17.5 million in subordinated debentures for approximately $2.6 million. The after tax impact of the transaction was a gain from extinguishment of debt of $0.3 million. The gain has been classified as "Extraordinary Item - Gain on Early Extinguishment of Debt" on the Condensed Consolidated Statement of Operations.

Note 5.  Common Stock Equivalents

     Net Earnings per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding for the three and six-month periods ended June 30, 2001, and 2000.

    Net earnings per common share are as follows:

                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30,                          June 30,
                                                                 ------------------------------      --------------------------
                                                                      2001           2000                2001         2000
                                                                 ------------------------------      --------------------------

Earnings before Extraordinary Item
                                                                 $        1,020 $         4,348      $      2,842  $      8,831
Net Earnings
                                                                 $        1,364 $         4,348      $      3,186  $      8,831
                                                                 ==============================      ==========================
Basic Earnings Per Share before Extraordinary Item               $         0.08 $          0.31      $       0.23  $       0.61
                                                                 ==============================      ==========================
                                                                 ==============================      ==========================
Diluted Earnings Per Share before Extraordinary Item             $         0.08 $          0.31      $       0.23  $       0.60
                                                                 ==============================      ==========================
                                                                 ==============================      ==========================

Basic Net Earnings Per Share                                     $         0.11 $          0.31      $       0.26  $       0.61
                                                                 ==============================      ==========================
Diluted Net Earnings Per Share                                   $         0.11 $          0.31      $       0.26  $       0.60
                                                                 ==============================      ==========================

Basic EPS-Weighted Average Shares Outstanding                            12,299          14,052            12,296        14,479
Effect of Dilutive Securities:
   Warrants                                                                  31              12                32            13
   Stock Options                                                             -              184                -            208
                                                                 ------------------------------      --------------------------
Diluted EPS-Weighted Average Shares Outstanding                          12,330          14,248            12,328        14,700
                                                                 ==============================      ==========================
Warrants Not Included in Diluted EPS Since Antidilutive                     795           1,124               795         1,124
                                                                 ==============================      ==========================
Stock Options Not Included in Diluted EPS Since Antidilutive              1,423             846             1,434           864
                                                                 ==============================      ==========================

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

     A summary of operating activity by business segment for the three and six-month periods ended June 30, 2001 and 2000 follows:

                                                 Retail           Portfolio         Corporate            Total
                                                 ------           ---------         ---------            -----
Three Months Ended June 30, 2001
Sales of Used Cars                           $     105,919       $          -     $           -      $      105,919
Less: Cost of Cars Sold                             60,639                  -                 -              60,639
    Provision for Credit Losses                     21,898              10,312                -              32,210
                                             -------------       -------------    --------------     --------------
                                                    23,382            (10,312)                -              13,070
Net Interest Income                                     -               27,408                -              27,408
                                             -------------       -------------    --------------     --------------
Income before Operating Expenses                    23,382              17,096                -              40,478
                                             -------------       -------------    --------------     --------------
Operating Expenses:
Selling and Marketing                                6,235                  -                 -               6,235
General and Administrative                          14,855               7,359             5,003             27,217
Depreciation and Amortization                        1,363                 232               840              2,435
                                             -------------       -------------    --------------     --------------
                                                    22,453               7,591             5,843             35,887
                                             -------------       -------------    --------------     --------------
Operating Income (Loss)                      $         929       $       9,505    $      (5,843)     $        4,591
                                             =============       =============    ==============     ==============
Capital Expenditures                         $       1,157       $         358    $        3,434     $        4,949
                                             =============       =============    ==============     =============
Identifiable Assets                          $      79,837       $     538,393    $       56,986     $      675,216
                                             =============       =============    ==============     ==============


Three Months Ended June 30, 2000                 Retail           Portfolio         Corporate            Total
                                                 ------           ---------         ---------            -----

Sales of Used Cars                           $     121,527       $          -     $           -      $      121,527
Less: Cost of Cars Sold                             68,417                  -                 -              68,417
    Provision for Credit Losses                     24,738               7,474                -              32,212
                                             -------------       -------------    --------------     --------------
                                                    28,372             (7,474)                -              20,898
Net Interest Income                                     -               23,764               110             23,874
                                             -------------       -------------    --------------     --------------
Income before Operating Expenses                    28,372              16,290               110             44,772
                                             -------------       -------------    --------------     --------------
Operating Expenses:
Selling and Marketing                                7,426                  -                 -               7,426
General and Administrative                          14,593               5,416             5,183             25,192
Depreciation and Amortization                        1,133                 280               818              2,231
                                             -------------       -------------    --------------     --------------
                                                    23,152               5,696             6,001             34,849
                                             -------------       -------------    --------------     --------------
Operating Income (Loss)                      $       5,220       $      10,594    $      (5,891)     $        9,923
                                             =============       =============    ==============     ==============
Capital Expenditures                         $       2,220       $         195    $        1,818     $        4,233
                                             =============       =============    ==============     ==============

Six Months Ended June 30, 2001                   Retail           Portfolio         Corporate            Total
                                                 ------           ---------         ---------            -----

Sales of Used Cars                           $     236,105       $          -     $           -      $      236,105
Less: Cost of Cars Sold                            133,480                  -                 -             133,480
    Provision for Credit Losses                     48,550              22,680                -              71,230
                                             -------------       -------------    --------------     --------------
                                                    54,075            (22,680)               -               31,395
Net Interest Income                                     -               52,603               130             52,733
                                             -------------       -------------    --------------     --------------
Income before Operating Expenses                    54,075              29,923               130             84,128
                                             -------------       -------------    --------------     --------------
Operating Expenses:
Selling and Marketing                               13,861                  -                 -              13,861
General and Administrative                          29,513              15,367             9,775             54,655
Depreciation and Amortization                        2,689                 496             1,657              4,842
                                             -------------       -------------    --------------     --------------
                                                    46,063              15,863            11,432             73,358
                                             -------------       -------------    --------------     --------------
Operating Income (Loss)                      $       8,012       $      14,060    $     (11,302)     $       10,770
                                             =============       =============    ==============     ==============
Capital Expenditures                         $       3,244       $         587    $        4,291     $        8,122
                                             =============       =============    ==============     ==============
Identifiable Assets                          $      79,837       $     538,393    $       56,986     $      675,216
                                             =============       =============    ==============     ==============


Six Months Ended June 30, 2000                   Retail           Portfolio         Corporate            Total
                                                 ------           ---------         ---------            -----

Sales of Used Cars                           $     254,313       $          -     $           -      $      254,313
Less: Cost of Cars Sold                            141,359                  -                 -             141,359
    Provision for Credit Losses                     51,832              14,953                -              66,785
                                             -------------       -------------    --------------     --------------
                                                    61,122            (14,953)                -              46,169
Net Interest Income                                     -               44,156               220             44,376
                                             -------------       -------------    --------------     --------------
Income before Operating Expenses                    61,122              29,203               220             90,545
                                             -------------       -------------    --------------     --------------
Operating Expenses:
Selling and Marketing                               15,561                  -                 -              15,561
General and Administrative                          28,783              11,493            10,454             50,730
Depreciation and Amortization                        2,204                 580             1,655              4,439
                                             -------------       -------------    --------------     --------------
                                                    46,548              12,073            12,109             70,730
                                             -------------       -------------    --------------     --------------
Operating Income (Loss)                      $      14,574       $      17,130    $     (11,889)     $       19,815
                                             =============       =============    ==============     ==============
Capital Expenditures                         $       3,493       $         294    $        2,724     $        6,511
                                             =============       =============    ==============     ==============



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

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS


Introduction

     We operate the largest chain of buy here-pay here used car dealerships in the United States. At June 30, 2001, we operated 77 dealerships located in eleven metropolitan areas in eight states. We have one primary line of business: to sell and finance quality used vehicles to customers within what is referred to as the sub-prime segment of the used car market. The sub-prime market is comprised of customers who typically have limited credit histories, low incomes or past credit problems. References to Ugly Duckling Corporation as the largest chain of buy-here pay-here used car dealerships in the United States is management's belief based upon the knowledge of the industry and not on any current independent third party study.


     As a buy here-pay here dealer, we offer the customer certain advantages over more traditional financing sources including:

o        expanded credit opportunities,
o flexible payment terms, including structuring loan payment due dates as weekly or biweekly, often coinciding with the customer's payday,
o the ability to make payments in person at the dealerships. This is an important feature to many sub-prime borrowers who may not have checking accounts or are otherwise unable to make payments by the due date through use of the mail due to the timing of paydays.

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

     In the following discussion and analysis, we explain the results of operations and general financial condition of Ugly Duckling and its subsidiaries. In particular, we analyze and explain the changes in the results of operations of our business segments for the three and six-month periods ended June 30, 2001 and 2000. All amounts are presented in thousands except per share, per unit and per car data, unless otherwise noted.

                            UGLY DUCKLING CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA
             (Amounts in millions, except per share, per unit data,
                        share and number of loans data)

                                                                (Unaudited)
                                                                                   At or For the Three Months Ended
                                                    --------------------------------------------------------------------------------
Operating Data:                                       June 2001     Mar 2001     Dec 2000    Sept 2000    June 2000      Mar 2000
                                                      ---------     --------     --------    ---------    ----------     --------
Total Revenues                                        $   140.8     $  164.0     $  135.2    $   158.1    $    151.4     $  158.3
Sales of Used Cars                                    $   105.9     $  130.2     $  102.3    $   126.6    $    121.5     $  132.8
Net Earnings per Share                                $    0.11     $   0.15     $ (0.20)    $    0.21    $     0.31     $   0.30
EBITDA                                                $    14.5     $   17.1     $    8.7    $    16.5    $     18.2     $   17.1
E-Commerce Revenue as Percent of Sales of Used Cars       14.4%        11.6%        13.6%         9.5%          5.3%         4.3%
Number Dealerships in Operation                              77           77           77           77            77           75
Average Sales per Dealership per Month                       50           64           51           64            62           70
Number of Used Cars Sold                                 11,607       14,851       11,874       14,825        14,369       15,802
Sales Price - Per Car Sold                            $   9,125     $  8,766     $  8,618    $   8,542    $    8,458     $  8,403
Cost of Sales - Per Car Sold                          $   5,224     $  4,905     $  4,727    $   4,773    $    4,761     $  4,616
Gross Margin - Per Car Sold                           $   3,901     $  3,861     $  3,891    $   3,769    $    3,696     $  3,787
Provision - Per Car Sold                              $   2,775     $  2,627     $  3,292    $   2,435    $    2,242     $  2,188
Total Operating Expense - Per Car Sold                $   3,092     $  2,523     $  2,832    $   2,495    $    2,425     $  2,271
Total Operating Income - Per Car Sold                 $     396     $    416     $  (168)    $     466    $      691     $    626
Total Operating Income                                $     4.6     $    6.2     $  (2.0)    $     6.9    $      9.9     $    9.9
Earnings before Income Taxes                          $     1.7     $    3.1     $  (4.2)    $     4.5    $      7.3     $    7.6
Cost of Used Cars as Percent of Sales                     57.3%        56.0%        54.8%        55.9%         56.3%        54.9%
Gross Margin as Percent of Sales                          42.7%        44.0%        45.2%        44.1%         43.7%        45.1%
Provision - % of Originations                             31.1%        31.0%        38.8%        29.0%         27.1%        27.0%
Total Operating Expense - % of Total Revenues             25.5%        22.8%        24.9%        23.4%         23.0%        22.7%
Segment Operating Expense Data:
Retail Operating Expense - Per Car Sold               $   1,934     $  1,590     $  1,710    $   1,549    $    1,611     $  1,481
Retail Operating Expense-% of Used Car Sales              21.2%        18.1%        19.8%        18.1%         19.1%        17.6%
Corporate/Other Expense - Per Car Sold                $     503     $    376     $    417    $     428    $      418     $    387
Corporate/Other Expense - % of Total Revenue               4.1%         3.4%         3.7%         4.0%          4.0%         3.9%
Portfolio Exp. Annualized - % of End of Period Managed
Principal                                                  5.8%         6.2%         6.7%         6.1%          5.0%         5.5%
Balance Sheet Data:
Finance Receivables, net                              $   544.6     $  522.9     $  500.5    $   491.9    $    451.2     $  407.3
Inventory                                             $    40.8     $   43.4     $   63.7    $    43.7    $     45.9     $   49.1
Total Assets                                          $   679.0     $  659.5     $  652.1    $   618.5    $    577.5     $  548.0
Portfolio Notes Payable                               $   415.9     $  390.6     $  406.6    $   362.3    $    316.0     $  282.9
Subordinated Notes Payable                            $    35.0     $   40.8     $   34.5    $    36.1    $     37.3     $   28.9
Total Debt                                            $   493.3     $  470.9     $  457.7    $   416.3    $    381.0     $  345.2
Total Stockholder's Equity                            $   158.6     $  157.2     $  155.4    $   158.5    $    166.8     $  170.6
Common Shares Outstanding - End of Period                12,302       12,292       12,292       12,378        13,899       14,980
Book Value per Share                                  $   12.89     $  12.79     $  12.64    $   12.81    $    12.00     $  11.39
Tangible Book Value per Share                         $   11.91     $  11.79     $  11.62    $   11.78    $    11.02     $  10.43
Total Debt to Equity                                        3.1          3.0          2.9          2.6           2.3          2.0
Loan Portfolio Data:
Interest Income                                       $    34.9     $   33.8     $   32.9    $    31.4    $     29.9     $   25.5
Average Yield on Portfolio                                26.7%        26.3%        26.1%        26.1%         26.8%        26.2%

Portfolio Interest Expense                                7,492        8,519        8,354        7,318         5,997        5,029
Average Borrowing Cost                                     8.3%         8.9%         8.7%        10.7%          8.6%         8.0%
Principal Balances Originated                         $   103.6     $  126.0     $  100.8    $   124.4    $    118.8     $  128.1
Principal Balances Originated as % of Sales               97.8%        96.8%        98.5%        98.2%         97.7%        96.5%
Number of Loans Originated                               11,558       14,776       11,906       14,748        14,291       15,721
Average Original Amount Financed                      $   8,965     $  8,528     $  8,468    $   8,433    $    8,311     $  8,150
Number of Loans Originated as % of Units Sold             99.6%        99.5%       100.3%        99.5%         99.5%        99.5%
Portfolio Delinquencies:
     Current                                              76.4%        78.6%        66.1%        72.4%         71.9%        74.8%
     1 to 30 days                                         16.8%        15.7%        26.1%        19.3%         20.9%        19.9%
     31 to 60 days                                         4.1%         3.3%         4.7%         4.9%          4.5%         3.4%
     Over 60 days                                          2.7%         2.4%         3.1%         3.4%          2.7%         1.9%
Principal Outstanding - Retained                      $   534.8     $  535.0     $  514.9    $   512.8    $    472.3     $  418.9
Number of Loans Outstanding - Retained                   86,446       87,033       82,598       79,848        71,518       62,459

Second Quarter highlights include:

o        Total revenues were $140.8 million
o E-Commerce generated $15.2 million in revenues and 1,686 cars sold during the second quarter of 2001 as compared to $15.1 million in revenues and 1,725 cars sold during the first quarter of 2001
o Loan portfolio principal balance was $534.8 million, representing a 13% increase over the year-ago quarter
o New loan originations were $103.6 million, a 13% decrease from the year ago quarter
o Closed 20th Securitization with loan principal balances of approximately $142.3 million and Class A bonds issued of $100.8 million
o Our Chairman of the Board and largest shareholder, Ernest C. Garcia II, made an offer to purchase all of our outstanding stock


Sales of Used Cars and Cost of Used Cars Sold

                                     Three Months Ended                                Six Months Ended
                                          June 30,                                         June 30,
                                -----------------------------   Percentage     ------------------------------   Percentage
                                     2001          2000          Change             2001          2000            Change
                                ----------------------------- --------------   ------------------------------  --------------

Number of Used Cars Sold               11,607         14,369         (19.2%)          26,458           30,171         (12.3%)
                                =============================                  ==============================

Sales of Used Cars              $     105,919  $     121,527         (12.8%)   $     236,105    $     254,313          (7.2%)
Cost of Used Cars Sold                 60,639         68,417         (11.4%)         133,480          141,359          (5.6%)
                                -----------------------------                  ------------------------------
Gross Margin                    $      45,280  $      53,110         (14.7%)   $     102,625    $     112,954          (9.1%)
                                =============================                  ==============================

Gross Margin %                          42.7%          43.7%                           43.5%            44.4%

Per Car Sold:
Sales                           $       9,125  $       8,458            7.9%   $       8,924    $       8,429  $         5.9%
Cost of Used Cars Sold
                                        5,224          4,761            9.7%           5,045            4,684            7.7%
                                -----------------------------                  ------------------------------
Gross Margin                            3,901          3,696            5.5%           3,879            3,744            3.6%
                                =============================                  ==============================

     For the three and six-month periods ended June 30, 2001, the number of cars sold decreased by 19.2% and 12.3%, respectively, over the same periods of the prior year and Used Car Sales revenues decreased 12.8% and 7.2%, respectively, over the same periods in 2000. During the latter half of 2000, we developed a risk management department, which is currently focusing on credit risk modeling techniques. We believe the decrease in both units sold and revenues is primarily the result of initiatives which have put more stringent guidelines in place regarding income qualifications and down payment requirements in an effort to improve the quality of loans generated from used car sales. To a lesser extent, we believe a general softening of the economy has led to reduced retail activity in the sub-prime market.

     Our Internet site continues to be a valuable tool generating a steady flow of credit applications and sales. We accept credit applications from potential customers via our website, located at http://www.uglyduckling.com. Credit inquiries received over the web are reviewed by our employees, who then contact the customers and schedule appointments. Internet applications continue to provide an increasing amount of Used Cars Sold revenues. During the second quarter of 2001, through our internet site, we sold 1,686 cars generating $15.2 million in revenue versus 1,725 cars totaling $15.1 million in revenue during the first quarter of 2001 and up from 1,553 cars sold and $13.7 million in revenue during the fourth quarter of 2000. We continue to find that the E-commerce customer group generally outperforms other customers in terms of loan performance. Accordingly, we continue to monitor and enhance our Internet application levels.

     The Cost of Used Cars Sold for the three and six-month periods ended June 30, 2001 decreased 11.4% and 5.6%, respectively, over the comparable periods of the previous year. The decrease is due to a decline in the number of used cars sold, partially offset by an increase in the Cost of Used Cars Sold. The Cost of Used Cars Sold on a per car basis increased 9.7% and 7.7% for the three and six-month periods ended June 30, 2001, respectively, over the same periods of the prior year. The increase is due to an effort to purchase higher quality vehicles as a result of research completed by our risk management department, which indicated better loan performance on the loans associated with the higher cost inventory. This increase was offset by an increase in the sales price earned per car. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) as a percentage of related revenue decreased to 42.7% and 43.5% for the three and six-months ended June 30, 2001 versus 43.7% and 44.4% for the three and six-month periods ended June 30, 2000. The decrease is due to the cost of used cars sold rising at a higher pace than the related revenues. For the three months ended June 30, 2001 as compared with the three months ended June 30, 2000, gross margin on a per car sold basis increased $205 to $3,901 per car and increased $135 to $3,879 for the six month period ended June 30, 2001 from $3,744 during the same period of the previous year. This increase is due to an increase in the overall revenue earned per car, partially offset by the increase in the per unit cost of used cars sold.

     We finance substantially all of our used car sales. The percentage of cars sold financed and the percentage of sales revenue financed has remained relatively constant for both the three and six-month periods ended June 30, 2001 versus the comparable periods of 2000. The following table indicates the percentage of sales units and revenue financed:

                                                                Three Months Ended         Six Months Ended
                                                                     June 30,                  June 30,
                                                              ------------------------  -----------------------
                                                                 2001        2000          2001        2000
                                                              ------------------------  -----------------------
                 Percentage of used cars sold financed              99.6%        99.5%        99.5%       99.5%
                                                              ========================  =======================

                 Percentage of sales revenue financed               97.8%        97.7%        97.3%       97.1%
                                                              ========================  =======================

Provision for Credit Losses


    The following is a summary of the Provision for Credit Losses:

                                              Three Months Ended                          Six Months Ended
                                                   June 30,            Percentage             June 30,           Percentage
                                           --------------------------                 --------------------------
                                               2001         2000          Change          2001         2000         Change
                                           --------------------------  -------------- -------------------------- --------------
Provision for Credit Losses                $     32,210 $      32,212            0.0% $     71,230 $      66,785           6.7%
                                           ==========================                 ==========================
Provision per loan originated              $      2,787 $       2,254           23.6% $      2,705 $       2,225          21.6%
                                           ==========================                 ==========================
Provision as a percentage of
  principal balances originated                   31.1%         27.1%                        31.0%         27.0%
                                           ==========================                 ==========================

     The Provision for Credit Losses is the amount we charge to current operations on each car sold to establish an allowance for credit losses. Measured for financial analysis purposes as a percentage of loan originations, the Provision for Credit Losses has increased for the three and six-month periods ended June 30, 2001 over the same periods of the prior year. The increase was primarily due to an increase in the overall provision charged from 27% of loans originated during the three and six-months ended June 30, 2000 to 31% of loans originated during the same periods of 2001. The increase was necessary to establish an adequate allowance for the finance receivables. The provision per loan originated increased 23.6% and 21.6% for the three and six-month periods ended June 30, 2001 over the same periods of the previous year. The rise is due to the increase in the overall provision mentioned above, coupled with an increase of $654 in the average amount financed for the three-month period ended June 30, 2001 to $8,965 per unit versus $8,311 during the same period of the previous year. For the six-month period ended June 30, 2001, the average amount financed increased $493 to $8,720 from $8,227 financed in the equivalent period of the previous year.

     See "Static Pool Analysis" below for further Provision for Credit Loss discussion.


Net Interest Income
                                           Three Months Ended                       Six Months Ended
                                        --------------------------               ------------------------
                                                June 30,            Percentage          June 30,           Percentage
                                        --------------------------               ------------------------
                                            2001         2000         Change        2001        2000         Change
                                        -------------------------- ------------- ------------------------ -------------

Interest Income                         $     34,900 $      29,871         16.8% $    68,744 $     55,402 $       24.1%
Portfolio Interest Expense                   (7,492)       (5,997)         24.9%    (16,011)     (11,026)         45.2%
                                        --------------------------               ------------------------
Net Interest Income                     $     27,408 $      23,874         14.8% $    52,733 $     44,376         18.8%
                                        ==========================               ========================

Average Effective Yield                        26.7%         26.8%                      26.5%       26.5%
Average Borrowing Cost                          8.3%          9.7%                       8.6%        9.4%

     Interest Income consists primarily of interest on finance receivable principal balances retained on our balance sheet. Retained principal balances, net grew to $544.6 million at June 30, 2001 from $451.2 million at June 30, 2000. The growth in retained principal balances is primarily due to the change in the way we structure our securitizations to the collateralized borrowing method during the fourth quarter of 1998. Since that time, all securitized loans are retained on our balance sheet and the income is recognized over the life of the loan.

     Portfolio interest expense increased to $7.5 million and $16.0 million for the three and six-month periods ending June 30, 2001, respectively, versus $6.0 million and $11.0 million, respectively, for the same periods of the previous year. The increase is due to the increase in Portfolio Notes Payable, which consist of our Class A obligations related to our securitization program, along with our revolving warehouse facility. This increase in interest expense is offset by the additional interest income earned from the growth in finance receivables retained on our balance sheet.

Income before Operating Expenses

     Income before Operating Expenses decreased 9.6% to $40.5 million for the three-month period ended June 30, 2001 and decreased 7.1% to $84.1 million for the six-month period ended June 30, 2001 as compared to $44.8 million and $90.5 million for the three and six-month periods ended June 30, 2000, respectively. The decrease resulted from a decrease in Used Car Sales and an increase in the amount charged to current operations for the provision for credit losses from 27% during 2000 to 31% in the first half of 2001, and an increase in interest expense resulting from additional portfolio notes payable, partially offset by an increase in interest income due to the growth in the finance receivables portfolio.

Operating Expenses

                                    Three Months Ended                     Six Months Ended
                                         June 30,          Percentage          June 30,           Percentage
                                 -------------------------              ------------------------
                                      2001       2000        Change        2001        2000         Change
                                 -------------------------------------- ------------------------ -------------

Operating Expenses               $     35,887  $    34,849       3.0%   $    73,358  $    70,730          3.7%
                                 =========================              ========================

Per Car Sold                     $      3,092  $     2,425      27.5%   $     2,773  $     2,344         18.3%
                                 =========================              ========================

As % of Total Revenue                   25.5%        23.0%                    24.1%        22.8%
                                 =========================              ========================

     Operating expenses, which consist of selling, marketing, general and administrative and depreciation/amortization expenses, increased slightly quarter over quarter and for the six months ended June 30, 2001 versus 2000 but remained relatively constant as a percentage of total revenues. Included in these expenses for the six-month period ended June 30, 2001, is a pre-tax charge of approximately $600,000, taken during the first quarter of 2001, for the closing of the collection and loan administration centers in Florida and Texas. During the first quarter of 2001, we initiated a plan to close our collections and loan administration operations in Clearwater, Florida, Plano, Texas and Dallas, Texas and move them to our stores or to our Gilbert, Arizona collection facility. As a result of these closings, we took an after tax charge of approximately $368,000 to cover payroll, severance and certain property related expenses. We had estimated to take additional restructuring charges in the second quarter related to costs of abandoned assets still in use with a carrying value of approximately $500,000. We have taken a charge of approximately

$230,000 related to the cost of abandoned assets in Plano, Texas with the remaining charge for the Clearwater facility expected to be taken during the third quarter of 2001. The impact resulting from the shut down of these operations, including the impact of future charges, is estimated to be break even over the remainder of 2001 and to decrease operating expenses by $1.5 million annually beginning in 2002.


Other Interest Expense

     Interest expense arising from our other, non-portfolio debt totaled $2.9 million and $6.0 million for the three and six-months periods ended June 30, 2001 versus $2.6 million and $4.9 million for the comparable periods of the prior year. The increase is primarily attributable to interest expense arising from our exchange debt on the exchange offer completed in April 2000.

Income Taxes

     Income taxes totaled $0.7 million and $2.0 million for the three and six-month periods ended June 30, 2001, respectively, versus $3.0 million and $6.1 million, respectively, for same equivalent periods in 2000. Our effective tax rate was 41% for all periods presented.

Earnings before Extraordinary Item

     Earnings before Extraordinary Item totaled $1.0 million and $2.8 million for the three and six-month periods ended June 30, 2001, respectively, versus $4.3 million and $8.8 million, respectively, for the same periods of the previous year. The decrease is primarily a result of the increase in the Provision for Credit Loss from 27% to 31% of originations and an increase in portfolio interest expense, partially offset by an increase in interest income.

Gain on Early Extinguishment of Debt

     During the three-months ended June 30, 2001, we repurchased in the open market and retired approximately $3.2 million of our exchange offer debt due October 2003, for approximately $2.6 million. The after tax impact of the purchase was a gain from extinguishment of debt of $0.3 million.

Net Earnings

     Net Earnings totaled $1.4 million and $3.2 million for the three and six-months ended June 30, 2001, respectively, as compared with $4.3 million and $8.8 million for the same periods of the prior year. The decrease is primarily a result of a decrease in Used Cars Sold, an increase in the provision for credit loss from 27% to 31% of originations and an increase in portfolio interest expense, partially offset by an increase in interest income.

Business Segment Information

     We report our operations based on three operating segments. These segments are reported as Retail, Portfolio and Corporate. These segments were previously reported as Company Dealership, Company Dealership Receivables and Corporate and Other, respectively. See Note 6 to the Condensed Consolidated Financial Statements.

     Operating Expenses for our business segments, along with a description of the included activities, for the three and six-month periods ended June 30, 2001 and 2000 are as follows:

     Retail Operations. Operating expenses for our Retail segment consist of Company marketing efforts, maintenance and development of dealership and inspection center sites, and direct management oversight of used car acquisition, reconditioning and sales activities. A summary of retail operating expenses follows:

                                                Three Months Ended                        Six Months Ended
                                                     June 30,                                 June 30,
                                       --------------------------------------  ---------------------------------------
                                              2001                2000               2001                2000
                                       -------------------  -----------------  -----------------  --------------------
     Retail Operations
       Selling and Marketing           $             6,235  $           7,426  $          13,861  $             15,561
       General and Administrative                   14,855             14,593             29,513                28,783
       Depreciation and Amortization                 1,363              1,133              2,689                 2,204
                                       -------------------  -----------------  -----------------  --------------------
            Retail Expense             $            22,453  $          23,152  $          46,063  $             46,548
                                       ===================  =================  =================  ====================
     Per Car Sold:
       Selling and Marketing           $               537                517                524                   516
       General and Administrative                    1,280              1,016              1,115                   954
       Depreciation and Amortization                   117                 79                102                    73
                                       -------------------  -----------------  -----------------  --------------------
          Total                        $             1,934  $          1,612   $           1,741  $              1,543
                                       ===================  =================  =================  ====================
     As % of Used Cars Sold Revenue:
       Selling and Marketing                          5.9%               6.1%               5.9%                  6.1%
       General and Administrative                    14.0%              12.0%              12.5%                 11.3%
       Depreciation and Amortization                  1.3%               0.9%               1.1%                  0.9%
                                       -------------------  -----------------  -----------------  --------------------
          Total                                      21.2%              19.1%              19.5%                 18.3%
                                       ===================  =================  =================  ====================


     Selling and Marketing expenses on a per car sold basis have increased due to a decrease in the amount of cars sold without a proportionate decrease in expenses, for both the three and six-months ended June 30, 2001, versus the same period of the previous year. However, selling and marketing costs as a percentage of Used Cars Sold Revenue have remained relatively constant primarily due to an increase of $667 and $495 in the average sales price per car for the three and six months ended June 30, 2001, respectively.

     General and Administrative expenses increased both on a per car sold basis as well as on a percentage of related revenue basis for the three and six-month periods ended June 30, 2001, principally due to a reduction in the amount of cars sold and a high proportion of fixed general and administrative costs. We are in the process of implementing cost savings initiatives across the company in an effort to improve profitability.

     Portfolio Operations. Operating expenses for our Portfolio segment consist of loan servicing and collection efforts, securitization activities, and other operations pertaining directly to the administration and collection of the loan portfolio.


                                                              Three Months Ended                       Six Months Ended
                                                                   June 30,                                June 30,
                                                      ------------------------------------   --------------------------------------
                                                            2001               2000                2001                2000
                                                      ------------------  ----------------   ------------------  ------------------
     Portfolio Expense:
      General and Administrative                      $            7,359  $          5,416   $           15,367  $         11,493
      Depreciation and Amortization                                  232               280                  496               580
                                                      ------------------  ----------------   ------------------  ------------------
       Portfolio Expense                              $            7,591  $          5,696   $           15,863  $         12,073
                                                      ==================  ================   ==================  ==================

   Expense per Month per Loan Serviced                $            29.25  $          24.06   $            30.37  $          26.36
                                                      ==================  ================   ==================  ==================
   Annualized Expense as % of  EOP Managed
       Principal Balances                                           5.8%              5.0%                 6.0%              5.3%
                                                      ==================  ================   ==================  ==================


     The increase in portfolio expenses as well as the expense per month per loan serviced for the three and six-month periods ended June 30, 2001 for our Portfolio segment is primarily a result of the increased number of loans in our portfolio. Also attributing to the increase was approximately $600,000 for the six-month period ended June 30, 2001, respectively, for costs incurred in relation to the closing of the collection and loan administration facilities in Florida and Texas during the first quarter of 2001.
                                       16

     Corporate Operations. Operating expenses for our Corporate segment consist of costs to provide managerial oversight, financings and reporting for the Company, develop and implement policies and procedures, and provide expertise to the Company in areas such as finance, legal, human resources and information technology.

                                                             Three Months Ended                        Six Months Ended
                                                                  June 30,                                 June 30,
                                                     ------------------------------------   ---------------------------------------
                                                           2001               2000                2001                2000
                                                     ------------------  ----------------   -----------------  --------------------
     Corporate Expense:
       General and Administrative                    $            5,003  $          5,183   $           9,775  $           10,454
       Depreciation and Amortization                                840               818               1,657               1,655
                                                     ------------------  ----------------   -----------------  --------------------
       Corporate Expense                             $            5,843  $          6,001   $          11,432  $           12,109
                                                     ------------------  ----------------   -----------------  --------------------

     Per Car Sold                                    $              503  $            418   $             432  $              401
                                                     ==================  ================   =================  ====================
     As % of Total Revenues                                        4.1%              4.0%                3.8%                3.9%
                                                     ==================  ================   =================  ====================

     Operating expenses related to our Corporate segment as a percent of total revenue remained relatively consistent for the three and six-months ended June 30, 2001, versus the same period of 2000. However, on a per car sold basis corporate expenses increased $85 and $31 per car for the three and six-months ended June 30, 2001, respectively, as compared to the same periods of the previous year. The increase on a per car sold basis is due to a decline in used cars sold for both the three and six-months ended June 30, 2001 without a proportionate reduction in expenses. As mentioned previously, we are taking steps to implement a cost savings plan in an effort to reduce overall company expenses.

Financial Position

     The following table represents key components of our financial position:

                                           June 30,       December 31,      Percentage
                                             2001             2000            Change
                                       --------------------------------------------------
Total Assets                           $       678,950   $      652,121              4.1%


Inventory                                       40,772           63,742           (36.0%)
Finance Receivables, Net                       544,585          500,469              8.8%
Net Assets of Discontinued Operations            3,734            4,175           (10.6%)

Total Debt                                     493,323          457,652              7.8%
Notes Payable - Portfolio                      415,877          406,551              2.3%
Other Notes Payable                             42,495           16,579            156.3%
Subordinated Notes Payable                      34,951           34,522              1.2%
Stockholders' Equity                   $       158,604   $      155,400              2.1%


     Total Assets. Total assets has increased slightly due to an increase in Finance Receivables, Net, partially offset by the decrease in Inventory.

     Inventory. Inventory represents the acquisition and reconditioning costs of used cars located at our dealerships and our inspection centers. Our strong sales periods are typically the first and second quarters of the year. Consequently, management increases inventory levels at year-end in preparation for the upcoming increase in demand. As the increase in demand diminishes, inventory levels return to normal operating levels, thus the lower inventory amount as of June 30, 2001.

     Growth in Finance Receivables, net. Due to the lack of growth in the volume of cars sold, Finance Receivables, net as of June 30, 2001 increased only 8.8% from December 31, 2000. See Note (2) to the Condensed Consolidated Financial Statements for the details of the components of Finance Receivables, net.

     The following table reflects the growth in principal balances retained on our balance sheet measured in terms of the principal balances and the number of loans outstanding.





                                                                    Managed Loans Outstanding
                                             -----------------------------------------------------------------------
                                             -----------------------------------------------------------------------
                                                       Principal Balances                   Number of Loans
                                             -----------------------------------------------------------------------
                                                 June 30,          December 31,      June 30,        December 31,
                                                   2001                2000           2001               2000
                                             -----------------------------------------------------------------------
Principal - Managed                          $       534,766    $        519,005         86,446               84,864
Less:  Principal - Securitized and Sold                   -                4,059             -                 2,266
                                             -----------------------------------------------------------------------
Principal - Retained on Balance Sheet        $       534,766    $        514,946  $      86,446   $           82,598
                                             =======================================================================


     At June 30, 2001, the entire loan portfolio is on balance sheet. Principal Balances - Retained on Balance Sheet has increased 3.8%. As we continue to focus on enhanced underwriting guidelines, we do not expect the portfolio balance to grow as significantly as in past quarters. The number of loans originated were 11,558 for the quarter ended June 30, 2001, versus 14,291 during the same quarter of the prior year. For the six-months ended June 30, the number of loans originated totaled 26,334 in 2001 versus 30,012 in 2000. Although the volume of loans originated is declining and the number of loans outstanding is leveling, we believe the quality of the loans written is improving, with the ultimate goal of reducing loan losses.

     The following table reflects activity in the Allowance for Credit Losses, as well as information regarding charge off activity, for the three and six months ended June 30, 2001 and 2000:

                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                           ----------------------------------------------------------------------------
                                                 2001                2000              2001                 2000
                                           ------------------  ------------------------------------   -----------------
Allowance Activity:
Balance, Beginning of Period               $          102,000         $ 87,585   $           99,700   $          76,150
Provision for Credit Losses                            32,210           32,212               71,230              66,785
Other Allowance Activity
                                                         (48)          (1,104)                  (6)             (1,000)
Net Charge Offs
                                                     (32,573)         (20,160)             (69,335)            (43,402)
                                           ------------------  ------------------------------------  -------------------
Balance, End of Period                     $          101,589  $        98,533   $          101,589   $          98,533
                                           ==================  ====================================   =================
Allowance as % Ending Principal Balances                19.0%            20.9%                19.0%               20.9%
                                           ==================  ====================================   =================


     The Allowance for Credit Losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in our retail portfolio for the next 12 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Static Pool Analysis" below.

     Charge offs, net of recoveries, for the three months ended June 30, 2001 and 2000 were $32.6 million and $20.2 million, respectively. As a percentage of average principal balances, net charge offs for the same periods were 6.1% and 4.1%, respectively. For the six-month periods ended June 30, 2001 and 2000, net charge offs were $69.4 million and $43.4 million, respectively. Net charge offs as a percentage of average principal balances for the same periods were 13.0% and 9.3%, respectively.

     During the second quarter of 2001, we inserted 31-60 day collectors into the majority of the dealerships. Upon initial deployment of the 31-60 day collectors, we experienced some negative performance as the collectors and collection managers adapted to collecting and managing the mid-range delinquencies and a decentralized environment. Adjustments were subsequently made in an attempt to address the negative performance issues and we ultimately expect to improve collection performance as a result of the relocation of these collectors.

     While we continue to monitor the adequacy of our allowance for finance receivables, there can be no assurance that our provision rate, currently 31% of originations, will be adequate to maintain an allowance balance that will cover net charge offs for the next twelve months. In particular, the current level of the allowance is premised in part on projected improvements in collections and improved underwriting on more recent originations, which, if they don't materialize, may result in the need for a higher level for the allowance as early as the third quarter. Consequently, dependent upon our allowance evaluations in the future, the rate of provision charged may need to be increased in future quarters.

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

     The following table sets forth as of July 31, 2001, the cumulative net charge offs as a percentage of original loan cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customers before charge off. The table also shows the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).

          Pool's Cumulative Net Losses as Percentage of Pool's Original
                           Aggregate Principal Balance
                                ($ in thousands)


                                                  Monthly Payments Completed by Customer Before Charge Off
                                      ----------------------------------------------------------------------------------
                             Orig.        0         3         6         12        18        24       TLI       Reduced
                          ----------  --------  --------  --------   --------  --------  --------  --------   --------
    1993                  $   12,984      8.8%     22.1%     28.5%      33.8%     35.9%     36.5%     36.8%     100.0%
    1994                  $   23,589      5.3%     14.8%     19.9%      25.6%     28.0%     28.7%     28.8%     100.0%
    1995                  $   36,569      1.9%      8.1%     13.1%      19.0%     22.2%     23.5%     24.1%     100.0%
    1996:                 $   48,996      1.5%      8.1%     13.9%      22.1%     26.2%     27.9%     28.9%     100.0%
    1997:
       1st Quarter        $   16,279      2.1%     10.7%     18.2%      24.8%     29.8%     32.0%     33.5%     100.0%
       2nd Quarter        $   25,875      1.5%      9.9%     15.8%      22.7%     27.4%     29.4%     30.6%     100.0%
       3rd Quarter        $   32,147      1.4%      8.3%     13.2%      22.4%     26.9%     29.1%     30.6%      99.9%
       4th Quarter        $   42,529      1.4%      6.8%     12.6%      21.8%     26.0%     28.7%     29.9%      99.9%
    1998:
       1st Quarter        $   69,708      0.9%      6.9%     13.4%      20.9%     26.3%     28.7%     29.9%      99.8%
       2nd Quarter        $   66,908      1.1%      8.1%     14.2%      21.7%     27.2%     29.2%     30.2%      98.4%
       3rd Quarter        $   71,027      1.0%      7.9%     13.3%      23.0%     27.7%     30.2%     30.9%      99.1%
       4th Quarter        $   69,583      0.9%      6.6%     13.1%      24.2%     29.0%     31.4%     31.9%      97.2%
    1999:
       1st Quarter        $  103,068      0.8%      7.4%     15.0%      23.5%     29.4%     31.6%     31.9%      93.5%
       2nd Quarter        $   95,768      1.1%      9.9%     16.7%      25.3%     31.4%        x      33.4%      88.2%
       3rd Quarter        $  102,585      1.0%      8.3%     14.2%      25.2%     30.8%       --      31.8%      82.4%
       4th Quarter        $   80,641      0.7%      5.9%     12.6%      23.6%        x        --      28.3%      74.6%
    2000:
       1st Quarter        $  128,123      0.3%      6.5%     14.6%      24.2%       --        --      26.3%      66.1%
       2nd Quarter        $  118,778      0.6%      8.6%     15.9%         x        --        --      24.2%      56.1%
       3rd Quarter        $  124,367      0.7%      7.8%     14.4%        --        --        --      18.1%      43.7%
       4th Quarter        $  100,823      0.6%      6.7%        x         --        --        --      11.1%      29.9%
    2001:
       1st Quarter        $  126,015      0.4%        x        --         --        --        --       4.2%      18.1%
       2nd Quarter        $  103,615        x        --        --         --        --        --       0.3%       5.5%

     The following table sets forth the principal balances delinquency status as a percentage of total outstanding contract principal balances from dealership operations.


                                                     June 30, 2001       June 30, 2000       December 31, 2000
                                                    -----------------   -----------------  ----------------------
Days Delinquent:
Current                                                         76.4%               71.9%                   66.1%
1-30 Days                                                       16.8%               20.9%                   26.1%
31-60 Days                                                       4.1%                4.5%                    4.7%
61-90 Days                                                       2.7%                2.7%                    3.1%
                                                    -----------------   -----------------  ----------------------
Total Portfolio                                                100.0%              100.0%                  100.0%
                                                    =================   =================  ======================

     In accordance with our charge off policy, there are no accounts more than 90 days delinquent as of June 30, 2001.

     Delinquencies rose during the second quarter of 2001 versus the first quarter of this year, primarily due to seasonality. However, current and 1-30 day delinquencies have improved over the same quarter of the prior year. The current accounts, those not one day late, have improved to 76.4% as compared to 71.9% for the second quarter of 2000. Current accounts at March 31, 2001 were 78.6% and were 72.4% and 66.1% at the end of the third and fourth quarters of 2000, respectively. The improvements in 2001 over the prior year quarters are attributable to the success of the Company's in store collectors which service the 1-30 day accounts. During the second quarter of 2001, the Company also inserted 31-60 day collectors into the majority of the dealerships in order to achieve the same successes as the roll out of the 1-30 day collectors and continue to make improvements in the loans losses of this category.

     Based upon our continued review of the adequacy of the Allowance for Credit Losses, we have recorded a provision for loan losses for the three and six months ended June 30, 2001 at 31% of originations. The 31% provision is 1% higher than the effective 30% provision for 2000 and 4% greater than the 27% recorded during the first and second quarters of 2000, as losses on our existing, older portfolio continue to emerge at higher than expected levels. With the provision recorded during this quarter, we believe the allowance balance as of June 30, 2001 remains at a level that we estimate to be adequate to cover net charge offs for the next 12 months.

Securitizations

     Under the current legal structure of our securitization program, we sell loans to our bankruptcy remote subsidiaries that then securitize the loans by transferring them to separate trusts that issue several classes of notes and certificates collateralized by the loans. The securitization subsidiaries then sell Class A bonds or certificates (Class A obligations or Notes Payable) representing approximately 71% of the total finance receivable balance for the most recent securitizations to investors and subordinate classes are retained by us. We continue to service the securitized loans.

     The Class A obligations have historically been structured so as to receive investment grade ratings. To secure the payment of the Class A obligations, the securitization subsidiaries obtain an insurance policy from MBIA Insurance Corporation that guarantees payment of amounts to the holders of the Class A obligations. Additionally, we also establish a cash "reserve" account for the benefit of the Class A obligation holders. The cash reserve accounts are classified in our condensed consolidated financial statements as Investments Held in Trust and are a component of Finance Receivables, net.

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

     Certain Financial Information Regarding Our Securitizations

     During June 2001, we closed our 20th securitization in which we securitized $142.3 million of loans, $35.5 million of which was pre-funded, and issued $100.8 million in Class A certificates with an annual interest rate of 4.74%, a significant rate improvement from our securitizations closed during 2000.

Liquidity and Capital Resources

     We require capital for:

o        increases in our loan portfolio,                      o        the  seasonal purchase of inventories, and
o        working capital and general corporate purposes,       o        the purchase or lease of property and equipment.
o        equity or debt repurchases,

     We fund our capital requirements primarily through:

o        operating cash flow,                                  o        our revolving  warehouse and inventory  credit lines, and
o        securitization transactions,                          o        supplemental borrowings.

     While to date we have met our liquidity requirements as needed, there can be no assurance that we will be able to continue to do so in the future.

Cash Flow

     Net cash provided by operating activities decreased $13.7 million to $94.0 million in the six months ended June 30, 2001. The decrease is primarily due to a significant decrease in accrued liabilities at June 30, 2001 and a decrease in collections of residuals in finance receivables sold, offset by a decrease in inventory levels.

     Net cash used in investing activities decreased $64.5 million to $94.1 million during the six months ended June 30, 2001 as compared to $158.6 million used during the same period of 2000. The decrease is due to increased collections on finance receivables and a decline in the increase of finance receivables.

     Financing activities used $2.2 million for the six months ended June 30, 2001, versus generating $23.5 million during the six months ended June 30, 2000. The change is primarily due to net payments made on Notes Payable and an increase in additional deposits into investments held in trust.

Financing Resources

     Revolving Facility. In April 2001, we replaced our warehouse receivables facility, previously with GE Capital, and have extended the $25 million inventory line of credit portion of the prior facility from June 30, 2001 until December 31, 2001.

     The extension on the inventory line of credit requires us to pay a fee for each quarterly extension after June 30, 2001, and after June 30, 2001, the interest rate on the line increases by 50 basis points to LIBOR plus 3.65% and is secured by substantially all company assets. The interest rate in effect on this line was 7.31% at June 30, 2001. Currently, we have signed a term sheet with a lender to replace the inventory line of credit and expect to close on this facility by August 31, 2001.

     Our new revolving facility is with Greenwich Capital Financial Products, Inc. and allows for maximum borrowings of $75 million during the period May 1 through November 30 increasing to $100 million during the period December 1 through April 30. The term of the facility is 364 days with a renewal option, upon mutual consent, for an additional 364-day period. The borrowing base consists of up to 65% of the principal balance of eligible loans originated from the sale of used cars. The lender maintains an option to adjust the advance rate to reflect changes in market conditions or portfolio performance. The interest rate on the facility is LIBOR plus 2.80% (6.96% at June 30, 2001). The facility is secured with substantially all Company assets. The line is subject to several covenants, including certain financial and loan portfolio related covenants. At June 30, 2001, we were in compliance with all of the covenants.

     Securitizations. Our securitization program is a primary source of our working capital. Securitizations generate cash flow for us from the sale of Class A obligations, ongoing servicing fees, and excess cash flow distributions from collections on the loans securitized after payments on the Class A obligations, payment of fees, expenses, and insurance premiums, and required deposits to the reserve accounts.

     Securitization also allows us to fix our cost of funds for a given loan portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securitizations" for a more complete description of our securitization program.

     Supplemental Borrowings. In January 2001, we entered into a $35 million senior secured loan facility as a renewal for our $38 million senior loan facility originated in May 1999. The new facility has a term of 25 months. Per the agreement we must make principal payments of $1.0 million per month during months 4 through 22. Thereafter through maturity, the agreement requires minimum payments of the greater of $3.0 million per month or 50% of the cash flows from classes of notes issued through securitization that are subordinate to the A notes.Interest is payable monthly at LIBOR plus 600 basis points (10.16% at June 30, 2001). The balance on this note was $32.0 million at June 30, 2001.

     As a condition to the $35 million senior secured loan agreement, Verde Investments, Inc., an affiliate of Mr. Garcia, was required to invest $7 million in us through a subordinated loan. The funds were placed in escrow as additional collateral for the $35 million senior secured loan. The funds were to be released in July 2001 if, among other conditions, we had at least $7 million in pre-tax income through June of 2001 and, at that time, Mr. Garcia would have guaranteed 33.3% of the $35 million facility. If the loan with Verde and the guarantee of the $35 million senior secured loan were not removed by July 25, 2001, Mr. Garcia was entitled to receive warrants from us for 1.5 million shares of stock, vesting over a one-year period, at an exercise price of $4.50 subject to certain conditions. Under the terms of the senior secured loan agreement, any necessary shareholder approval is a condition of the issuance of the warrants. We have been advised by NASDAQ that shareholder approval is required. We, with Mr. Garcia's consent, have delayed obtaining shareholder approval until after the resolution of Mr. Garcia's offer to purchase our outstanding common stock. See item 5 under "Part II -Other Information" for further information on Mr. Garcia's offer. Also as consideration for the loan, we released all options to purchase real estate that were then owned by Verde and leased to us. We also granted Verde the option to purchase, at book value, any or all properties currently owned by us, or acquired by us prior to the earlier of December 31, 2001, or the date the loan is repaid. Verde agreed to lease the properties back to us, on terms similar to our current leases, if it exercises its option to purchase any of the properties. The loan is secured by residual interests in our securitization transactions but is subordinate to the senior secured loan facility. The loan requires quarterly interest payments at LIBOR plus 600 basis points (10.16% at June 30, 2001) and is subject to pro rata reductions if certain conditions are met. An independent committee of our board reviewed and negotiated the terms of this subordinated loan and we also received an opinion from an investment banker, which deemed the loan fair from a financial point of view both to our shareholders and us. The balance of the note with Verde was $6.6 million at June 30, 2001.


Capital Expenditures and Commitments

     In November 2000, Verde Investments, Inc. ("Verde"), an affiliate of Mr. Garcia, purchased a certain property located in Phoenix, Arizona and simultaneously leased the property to us pursuant to among other terms the following: 20 year term which expires December 31, 2020; rent payable monthly with 5% annual rent adjustments; triple net lease; four five-year options to renew; and an option to purchase the property upon prior notice and at Verde's cost. Subsequently, we surrendered this option as part of the $7 million subordinated loan with Verde. We are in the process of building a new headquarters at this location and anticipate an occupancy date of August 2001.

Accounting Matters

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     As of January 1, 2002, the Company expects to have unamortized goodwill of approximately $11.6 million and no unamortized identifiable intangible assets. The goodwill will be subject to the transition provisions of Statements 141 and
142. Amortization expense related to goodwill was approximately $1.0 million, $0.2 million and $0.5 million for the year ended December 31, 2000 and for the three and six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
140). SFAS No. 140 replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on us.

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

We Make Forward Looking Statements

     This report includes statements that constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We claim the protection of the safe-harbor for our forward looking statements. Forward-looking statements are often characterized by the words "may," "anticipates," "believes," "estimates," "projects," "expects" or similar expressions and do not reflect historical facts. Forward-looking statements in this report relate, among other matters, to: anticipated financial results, such as sales, other revenues and loan portfolios, improvements in underwriting, adequacy of the allowance for credit losses, and improvements in recoveries and loan performance, including delinquencies and charge offs; the closing of the replacement inventory line of credit; roll-out of collectors to our dealerships; the success of cost control related initiatives; improvements in inventory and inventory mix; and e-commerce related growth and loan performance. Forward looking statements include risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward looking statements, some of which we cannot predict or quantify. Factors that could affect our results and cause or contribute to differences from these forward-looking statements include, but are not limited to: any decline in consumer acceptance of our car sales strategies or marketing campaigns; any inability to finance our operations in light of a tight credit market for the sub-prime industry and our current financial circumstances; any deterioration in the used car finance industry or increased competition in the used car sales and finance industry; any inability to monitor and improve our underwriting and collection processes; any changes in estimates and assumptions in, and the ongoing adequacy of, our allowance for credit losses; any inability to continue to reduce operating expenses as a percentage of sales; increases in interest rates; adverse economic conditions; any material litigation against us or material, unexpected developments in existing litigation; any new or revised accounting, tax or legal guidance that adversely affect used car sales or financing;  and  developments  with  respect  to Mr.  Garcia's  offer to take us private. Future events and actual results could differ materially from the forward-looking statements.
                                       23

When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors," in our most recent report on Form 10-K, in Exhibit 99 attached to this Quarterly Report on Form 10-Q and elsewhere in our Securities and Exchange Commission filings. In addition, the foregoing factors may affect generally our business, results of operations and financial position. There may also be other factors that we are currently unable to identify or quantify, but may arise or become known in the future. Forward looking statements speak only as of the dated the statement was made. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or for any other reason.


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

Our financial instruments consist primarily of fixed rate finance receivables, residual interests in pools of fixed rate finance receivables, short-term variable rate revolving Notes Receivable, and variable and fixed rate Notes Payable. Our finance receivables are classified as subprime loans and generally bear interest at the lower of 29.9% or the maximum interest rate allowed in states that impose interest rate limits. At June 30, 2001, the scheduled maturities on our finance receivables ranged from one to 48 months, with a weighted average maturity of 23.6 months. The interest rates we charge our customers on finance receivables has not changed as a result of fluctuations in market interest rates, although we may increase the interest rates we charge in the future if market interest rates increase. A large component of our debt at June 30, 2001 is the Collateralized Notes Payable (Class A obligations) issued under our securitization program. Issuing debt through our securitization program allows us to mitigate our interest rate risk by reducing the balance of the variable revolving line of credit and replacing it with a lower fixed rate note payable. We are subject to interest rate risk on fixed rate Notes Payable to the extent that future interest rates are lower than the interest rates on our existing Notes Payable.

     We believe that our market risk information has not changed materially from December 31, 2000.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings.

     We sell our cars on an "as is" basis. We require all customers to acknowledge in writing on the date of sale that we disclaim any obligation for vehicle-related problems that subsequently occur. Although we believe that these disclaimers are enforceable under applicable laws, there can be no assurance that they will be upheld in every instance. Despite obtaining these disclaimers, in the ordinary course of business, we receive complaints from customers relating to vehicle condition problems as well as alleged violations of federal and state consumer lending or other similar laws and regulations. Most of these complaints are made directly to us or to various consumer protection organizations and are subsequently resolved. However, customers occasionally name us as a defendant in civil suits filed in state, local, or small claims courts. Additionally, in the ordinary course of business, we are a defendant in various other types of legal proceedings, and are the subject of regulatory or governmental investigations. Although we cannot determine at this time the amount of the ultimate exposure from such matters, if any, we do not expect the final outcome to have a material adverse effect on us.

     There has also been litigation filed in connection with or related to the intent and/or offer of our chairman, Mr. Garcia, to purchase all of our outstanding common stock not owned by him (See Item 5 below). On March 20, 2001, a shareholder derivative complaint was filed, purportedly on behalf of Ugly Duckling Corporation, in the Court of Chancery for the State of Delaware in New Castle County, captioned Berger v. Garcia, et al., No. 18746NC. The complaint alleges that our current directors breached fiduciary duties owed to us in connection with certain transactions between us and Mr. Garcia and various entities controlled by Mr. Garcia. The complaint was amended on April 17, 2001 to add a second cause of action, on behalf of all persons who own our common stock, and their successors in interest, which alleges that our current directors breached fiduciary duties in connection with the proposed acquisition by Mr. Garcia of all of the outstanding shares of Ugly Duckling common stock. Ugly Duckling is named as a nominal defendant in the action. The original cause of action seeks to void all transactions deemed to have been approved in breach of fiduciary duty and recovery by Ugly Duckling of alleged compensatory damages sustained as a result of the transactions. The second cause of action seeks to enjoin us from proceeding with the proposed acquisition by Mr. Garcia, or, in the alternative, awarding compensatory damages to the class.

     Following Mr. Garcia's offer in early April 2001, five additional and separate purported shareholder class action complaints were filed between April 17 and April 25, 2001 in the Court of Chancery for the State of Delaware in New Castle County. They are captioned Turberg v. Ugly Duckling Corp., et al., No. 18828NC, Brecher v. Ugly Duckling Corp., et al., No. 18829NC, Suprina v. Ugly Duckling Corporation, et al., No. 18830NC, Benton v. Ugly Duckling Corp., et al., No. 18838NC, and Don Hankey Living Trust v. Ugly Duckling Corporation, et al., No. 18843NC. Each complaint alleges that Ugly Duckling, and its directors, breached fiduciary duties in connection with the proposed acquisition by Mr. Garcia of all of the outstanding shares of the Ugly Duckling common stock. The complaints seek to enjoin the proposed acquisition by Mr. Garcia and to recover compensatory damages caused by the proposed acquisition and the alleged breach of fiduciary duties.

     These cases were consolidated in June 2001. We intend to vigorously defend against the plaintiff's allegations and believe that the actions are without merit.

Item 2.  Changes in Securities and Use of Proceeds.

(a)      None
(b)      None
(c)      None
(d)      Not Applicable

Item 3.  Defaults Upon Senior Securities.

     We recently obtained waiver letters for financial ratio covenant breaches under our revolving credit facility and our senior secured loan facility.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     On April 16, 2001, as previously announced, Mr. Ernest Garcia, II, made an offer to the board of directors to purchase all of the outstanding shares of our common stock not already held by him. Under the terms of the offer, the holders of the outstanding shares of common stock would receive $7.00 per share, $2.00 in cash and $5.00 in subordinated debentures from the acquiring company. The subordinated debentures would have interest payable at 10%, interest only payments semiannually until maturity and a ten-year term. Mr. Garcia's offer also states that Greg Sullivan, our chief executive officer and president, would receive an option to purchase a 20% interest in the acquiring company. The board of directors established a special transaction committee, composed of disinterested directors, which is in the process of evaluating the proposal.

     There can be no assurance that the proposed transaction regarding Mr. Garcia's offer to take us private referenced in this Form 10-Q will be consummated on the proposed terms or any revised terms. In the event that we accept the proposed transaction, we, and the acquiring company, will likely be required to file a joint proxy statement/prospectus and to make certain other filings regarding the proposed transaction with the Securities and Exchange Commission. Investors and security holders are advised to read all such filings regarding the proposed transaction, when and if the transaction proceeds and such filings are made, because they will contain important information. Investors and security holders may obtain free copies of any such filings (when and if they become available) and other documents filed by us with the Commission at the Commission's website at www.sec.gov. Information concerning any participants in any solicitation of Ugly Duckling stockholders that is made in connection with the proposed transaction will be disclosed when available.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit 99 - Statement Regarding Forward Looking Statements and Risk Factors

(b)      Reports on Form 8-K.

     During the second quarter of 2001, the Company filed four reports on Form 8-K. The first report on Form 8-K, dated April 19, 2001 and filed April 20, 2001, reported Ugly Duckling's closing of a warehouse receivables loan facility, the closing of its 19th securitization and the extension of its inventory line of credit, and filed as an exhibit to the Form 8-K, was a press release dated April 16, 2001, entitled "Ugly Duckling Announces Closing of Warehouse Receivables Facility and 19th Securitization, and Extension of Inventory Line of Credit." The second report on Form 8-K dated April 19, 2001 and filed April 20, 2001, reported the receipt of an offer to purchase the Company, and filed as an exhibit to the Form 8-K was a press release dated April 16, 2001 entitled "Ugly Duckling Confirms Receipt of Offer to Purchase Company from Chairman/Largest Shareholder." The third report on Form 8-K, dated April 27, 2001 and filed April 30, 2001, reported Ugly Duckling's first quarter 2000 earnings, and filed as an exhibit to the Form 8-K was a press release dated April 25, 2001 entitled "Ugly Duckling Reports First Quarter 2001 Results." The fourth report filed on Form 8-K, dated May 16, 2001 and filed May 17, 2001, reported the hiring of an investment banker to evaluate the offer to purchase the Ugly Duckling by our chairman and litigation issues in connection with the offer.

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

Date:  August 14, 2001

EXHIBIT INDEX

                       Exhibit
                       Number                                     Description
                     99           Statement Regarding Forward Looking Statements and Risk Factors