Form 10-Q
period 2001-11-12
UGLY DUCKLING CORP
filed 2001-11-14
CIK 1012704

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

               For the quarterly period ended: September 30, 2001

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

                           4020 E. Indian School Road
                             Phoenix, Arizona 85018
                   (Address of principal executive (Zip Code)
                                    offices)

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

     At November 12, 2001, there were approximately 12,274,000 shares of Common Stock, $0.001 par value, outstanding.

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

                            UGLY DUCKLING CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                        Page
                          Part I - FINANCIAL STATEMENTS

  Item 1.            FINANCIAL STATEMENTS
                     Condensed Consolidated Balance Sheets-- September 30, 2001 and December 31, 2000                       1
                     Condensed Consolidated Statements of Operations-- Three and Nine Months Ended
                     September 30, 2001 and 2000                                                                            2
                     Condensed Consolidated Statements of Cash Flows-- Nine Months Ended
                         September 30, 2001 and 2000                                                                        3
                     Notes to Condensed Consolidated Financial Statements                                                   4
  Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 10
  Item 3.            MARKET RISK                                                                                           24

                     Part II.-- OTHER INFORMATION
  Item 1.            LEGAL PROCEEDINGS                                                                                     24
  Item 2.            CHANGES IN SECURITIES                                                                                 25
  Item 3.            DEFAULTS UPON SENIOR SECURITIES                                                                       25
  Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                   25
  Item 5.            OTHER INFORMATION                                                                                     25
  Item 6.            EXHIBITS AND REPORTS ON FORM 8-K                                                                      25
                     SIGNATURES                                                                                            25

                                     ITEM 1.

                            UGLY DUCKLING CORPORATION
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                            September 30,        December 31,
                                                                2001                 2000
                                                          ------------------   -----------------
ASSETS
Cash and Cash Equivalents                                        $    7,384          $    8,805

Finance Receivables, Net                                            501,048             500,469

Note Receivable from Related Party                                   12,000              12,000

Inventory                                                            47,414              63,742

Property and Equipment, Net                                          39,487              38,679

Intangible Assets, Net                                               11,808              12,527

Other Assets                                                         34,555              11,724

Net Assets of Discontinued Operations                                 4,044               4,175
                                                          ------------------   -----------------
                                                                $   657,740          $  652,121
                                                          ==================   =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts Payable                                              $    3,104          $    2,239

   Accrued Expenses and Other Liabilities                            42,268              36,830

   Notes Payable - Portfolio                                        386,572             406,551

   Other Notes Payable                                               41,646              16,579

   Subordinated Notes Payable                                        32,600              34,522
                                                          ------------------   -----------------
     Total Liabilities                                              506,190             496,721
                                                          ------------------   -----------------
Stockholders' Equity:
 Preferred Stock $.001 par value, 10,000 shares
          authorized none issued and outstanding                          -                   -
 Common Stock $.001 par value, 100,000 shares
          authorized; 18,764 issued; and 12,275 and
          12,292 outstanding, respectively                              19                  19
   Additional Paid-in Capital                                       173,741             173,723
   Retained Earnings                                                 18,141              21,772
   Treasury Stock, at cost                                         (40,351)            (40,114)
                                                          ------------------   -----------------
     Total Stockholders' Equity                                     151,550             155,400
   Commitments and Contingencies                                          -                   -
                                                          ------------------   -----------------
                                                                $   657,740          $  652,121
                                                          ==================   =================





                                See accompanying notes to Condensed Consolidated Financial Statements.


                  UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2001 and 2000
         (In thousands, except cars sold and earnings per share amounts)
                               (Unaudited)

                                                Three Months Ended              Nine Months Ended
                                                   September 30,                  September 30,
                                            ----------------------------  ------------------------------
                                                2001          2000             2001           2000
                                            ============================  ==============================
Sales of Used Cars                               $110,237     $ 126,636        $ 346,342      $ 380,949
Less:
   Cost of Used Cars Sold                          62,622        70,760          196,102        212,119
   Provision for Credit Losses                     48,755        36,092          119,985        102,877
                                            ----------------------------  ------------------------------
                                                  (1,140)        19,784           30,255         65,953
                                            ----------------------------  ------------------------------
Other Income (Expense):
   Interest Income                                 35,000        31,436          103,744         86,838
   Portfolio Interest Expense                     (7,489)       (7,318)         (23,500)       (18,344)
                                            ----------------------------  ------------------------------
   Net Interest Income                             27,511        24,118           80,244         68,494
                                            ----------------------------  ------------------------------

Income before Operating Expenses                   26,371        43,902          110,499        134,447
Operating Expenses:
  Selling and Marketing                             6,084         7,187           19,945         22,748
  General and Administrative                       26,807        27,523           81,462         78,253
  Depreciation and Amortization                     2,339         2,285            7,181          6,724
                                            ----------------------------  ------------------------------
       Operating Expenses                          35,230        36,995          108,588        107,725
                                            ----------------------------  ------------------------------
Income (loss) before Other Interest Expense       (8,859)         6,907            1,911         26,722
Other Interest Expense                              2,695         2,360            8,648          7,237
                                            ----------------------------  ------------------------------

Earnings (loss) before Income Taxes              (11,554)         4,547          (6,737)         19,485
Income Taxes (Benefit)                            (4,737)         1,864          (2,762)          7,971
                                            ----------------------------  ------------------------------

Earnings (loss) before Extraordinary Item         (6,817)         2,683          (3,975)         11,514
Extraordinary Item - Gain on early
extinguishment of debt, net                             -             -              344              -
                                            ----------------------------  ------------------------------
Net Earnings (loss)                             $ (6,817)      $  2,683       $  (3,631)       $ 11,514
                                            ============================  ==============================

Earnings (loss) per Common Share before Extraordinary Item:
   Basic                                        $  (0.56)      $   0.21        $  (0.32)       $   0.83
                                            ============================  ==============================
   Diluted                                      $  (0.56)      $   0.21        $  (0.32)       $   0.82
                                            ============================  ==============================
Net Earnings (loss) per Common Share:
   Basic                                        $  (0.56)      $   0.21        $  (0.30)       $   0.83
                                            ============================  ==============================
   Diluted                                      $  (0.56)      $   0.21        $  (0.30)       $   0.82
                                            ============================  ==============================
Weighted Average Shares Used in Computation:
   Basic  Shares Outstanding                       12,276        12,597           12,289         13,847
                                            ============================  ==============================
   Diluted Shares Outstanding
                                                   12,276        12,747           12,289         14,044
                                            ============================  ==============================

                                See accompanying notes to Condensed Consolidated Financial Statements.


                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months ended September 30, 2001 and 2000
                                 (In thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    -----------------------------
                                                                                         2001          2000
                                                                                    -----------------------------
Cash Flows from Operating Activities:
     Net Earnings (Loss)                                                                $  (3,631)     $  11,514
Adjustments to Reconcile Net Earnings to Net Cash Provided
     by Operating Activities:
     Provision for Credit Losses                                                           119,985       102,877
     Depreciation and Amortization                                                          10,632        10,453
     (Gain) Loss from Disposal of Property and Equipment                                       755             3
     Collections from Residuals in Finance Receivables Sold                                  1,136        13,055
     Decrease in Inventory                                                                  16,328        19,126
    (Increase) Decrease in Other Assets                                                   (16,068)           600
     Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities         (499)        14,040
     Increase (Decrease) in Income Taxes Payable                                             6,802         (558)
                                                                                    -----------------------------
         Net Cash Provided by Operating Activities                                         135,440       171,110
                                                                                    -----------------------------
Cash Flows Used in Investing Activities:
     Increase in Finance Receivables                                                     (313,376)     (392,788)
     Collections on Finance Receivables                                                    184,926       157,067
     Decrease in Investments Held in Trust on Finance Receivables Sold                       1,398         7,969
     Proceeds from Disposal of Property and Equipment                                        2,542         3,142
     Purchase of Property and Equipment                                                   (10,569)      (11,625)
                                                                                    -----------------------------
         Net Cash Used in Investing Activities                                           (135,079)     (236,235)
                                                                                    -----------------------------
Cash Flows from Financing Activities:
     Initial Deposits at Securitization into Investments Held in Trust                     (6,407)      (20,738)
     Additional Deposits into Investments Held in Trust                                   (69,358)      (10,849)
     Collections from Investments Held in Trust                                             81,118        17,544
     Additions to Notes Payable Portfolio                                                  447,328       554,153
     Repayment of Notes Payable Portfolio                                                (469,638)     (469,481)
     Additions to Other Notes Payable                                                       44,232         1,267
     Repayment of Other Notes Payable                                                     (19,873)      (20,133)
     Repayment of Subordinated Notes Payable                                               (9,333)       (1,500)
     Proceeds from Issuance of Common Stock                                                     18           437
     Acquisition of Treasury Stock                                                               -      (11,114)
                                                                                    -----------------------------
         Net Cash (Used)Provided by Financing Activities                                  (1,913)        39,586
                                                                                    -----------------------------
Net Cash Provided by Discontinued Operations                                                   131        28,411
                                                                                    -----------------------------
Net Increase (Decrease) in Cash and Cash Equivalents
                                                                                           (1,421)         2,872
Cash and Cash Equivalents at Beginning of Period                                             8,805         3,683
                                                                                    -----------------------------
Cash and Cash Equivalents at End of Period                                              $    7,384     $   6,555
                                                                                    =============================
Supplemental Statement of Cash Flows Information:
     Interest Paid                                                                      $   28,437     $  20,712
                                                                                    =============================
     Income Taxes Paid                                                                  $    4,258     $   8,524
                                                                                    =============================
     Acquisition of Treasury Stock with Subordinated Debt                               $        -     $   8,005
                                                                                    =============================
     Acquisition of Treasury Stock in Conjunction with Severance Agreement              $     237      $       -
                                                                                    =============================

                                See accompanying notes to Condensed Consolidated Financial Statements.


                                       3

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

Note 2.  Summary of Finance Receivables

    A summary of Finance Receivables, net, follows:

                                                        September 30,      December 31,
                                                          2001                2000
                                                    -----------------   -----------------
Contractually Scheduled Payments                         $   727,051          $  696,220
Unearned Finance Charges                                   (189,105)           (181,274)
                                                    -----------------   -----------------
Principal Balances, net                                      537,946             514,946
Accrued Interest                                               5,981               5,655
Loan Origination Costs                                         7,233               7,293
                                                    -----------------   -----------------
     Principal Balances, net                                 551,160             527,894
Investments Held in Trust                                     64,388              71,139
Residuals in Finance Receivables Sold                              -               1,136
                                                    -----------------   -----------------
Finance Receivables                                          615,548             600,169
Allowance for Credit Losses                                (114,500)            (99,700)
                                                    -----------------   -----------------
Finance Receivables, net                                 $   501,048          $  500,469
                                                    =================   =================

Allowance as % of Ending Principal Balances, net               21.3%               19.4%
                                                    =================   =================

Investments Held in Trust represent funds held by trustees on behalf of our securitization bondholders.

Note 3.  Related Party Transactions

     On September 21, 2001, Mr. Ernest C. Garcia II, the Company's Chairman of the Board and largest shareholder, confirmed to the Board of Directors the withdrawal of his offer to purchase all of the outstanding stock of the Company not owned by him.

     In May 2001, Verde purchased one of the Company properties at its book value of approximately $1,650,000. Verde has leased the property back to the Company under a 20-year lease, which expires May 2021. The lease is a triple net lease with an increase approximately 2% in year two and annual CPI adjustments thereafter.

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

Note 4.  Notes Payable

Notes Payable, Portfolio
A summary of Notes Payable, Portfolio at September 30, 2001 and December 31, 2000:
                                                                                                   September 30,      December 31,
                                                                                                        2001               2000
                                                                                                  ----------------  ----------------
Revolving Facility for $125.0 million with GE Capital, secured by substantially all
     assets of the Company, terminated April 2001                                                 $              -        $   53,326
Revolving Facility for $75.0 - $100.0 million with Greenwich Capital Financial Products,
     Inc, secured by substantially all assets of the Company, not otherwise pledged                         64,476                 -
Class A obligations issued pursuant to the Company's Securitization Program, secured by underlying pools of finance receivables and investments held in trust totaling $482.5 million and $543.0 million at September 30, 2001, and December 31,
     2000, respectively                                                                                    325,024           355,972
                                                                                                  ----------------  ----------------
     Subtotal                                                                                              389,500           409,298
     Less:  Unamortized Loan Fees                                                                            2,928             2,747
                                                                                                  ----------------  ----------------
     Total                                                                                              $  386,572        $  406,551
                                                                                                  ================  ================

     Effective April 2001, the Company replaced the warehouse receivables portion of the GE Capital facility. The new warehouse allows for maximum borrowings of $75 million during the period May 1 through November 30 increasing to $100 million during the period December 1 through April 30. The term of the facility is 364 days with a renewal option, upon mutual consent, for an additional 364-day period. The borrowing base consists of up to 65% of the principal balance of eligible loans originated from the sale of used cars. The lender maintains an option to adjust the advance rate to reflect changes in market conditions or portfolio performance. The interest rate on the facility is LIBOR plus 2.80% (6.18% at September 30, 2001). At September 30, 2001, the Company was not in compliance with the interest coverage ratio covenant of this facility and received a waiver from the lender. The Company was in compliance with all other required covenants.

     Class A obligations have interest payable monthly at rates ranging from 3.44% to 7.26%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Securitizations" for further information on the Class A bonds.

    Other Notes Payable
A summary of Other Notes Payable at September 30, 2001 and December 31, 2000 follows:

                                                                                              September 30,      December 31,
                                                                                                  2001              2000
                                                                                            ----------------- -----------------
Note payable, secured by the capital stock of UDRC II, UDRC III, UDRC IV, and
     certain other receivables                                                                     $  29,000         $  11,141
Revolving Facility for $36.0 million with Automotive Finance Corporation, secured by the
     Company's automobile inventory                                                                    7,105                 -
Other notes payable bearing interest at rates ranging from 7.5% to 11% due through
     October 2015, secured by certain real property and certain property and equipment                 6,340             5,637
                                                                                            ----------------- -----------------
     Subtotal                                                                                         42,445            16,778
     Less:  Unamortized Loan Fees                                                                        799               199
                                                                                            ----------------- -----------------
     Total                                                                                         $  41,646         $  16,579
                                                                                            ================= =================

     Effective August 31, 2001, the Company replaced the inventory line of credit portion of the GE Capital facility. The new revolving inventory facility is for $36 million, an $11 million increase from the prior facility, and expires in June of 2003. The borrowing base is calculated on advance rates on inventory purchased, ranging from 80% to 100% of the purchase price. The interest rate on the facility is PRIME plus 6.0% (12.0% at September 30, 2001). The facility is secured with the Company's automobile inventory. At September 30, 2001, the Company was not in compliance with certain interest coverage ratios and received a waiver from the lenders. The Company was in compliance with all other required covenants.

    Subordinated Notes Payable
A summary of Subordinated Notes Payable at September 30, 2001 and December 31, 2000 follows:

                                                                                             September 30,      December 31,
                                                                                                  2001              2000
                                                                                            ----------------- -----------------

$13.5 million senior subordinated notes payable to unrelated parties, bearing interest at 15% per annum payable quarterly, principal due February 2003
     and is senior to subordinated debentures                                                      $   6,000         $  11,500
$17.5 million subordinated debentures, interest at 12% per annum
     (approximately 18.8% effective rate) payable semi-annually, principal
     balance due October 23, 2003                                                                     13,839            17,479
$11.9 million subordinated debentures, interest at 11% per annum
     (approximately 19.7% effective rate) payable semi-annually, principal
     balance due April 15, 2007                                                                       11,940            11,940
$7.0 million senior subordinated note payable to a related party, bearing
     interest at LIBOR plus 6% per annum payable quarterly, principal due February 2010                6,000                 -
                                                                                            ----------------- -----------------
     Subtotal
                                                                                                      37,779            40,919
     Less:  Unamortized Loan Fees                                                                          -               915
            Unamortized Discount - subordinated debentures                                             5,179             5,482
                                                                                            ----------------- -----------------
     Total                                                                                         $  32,600         $  34,522
                                                                                            ================= =================

     In June 2001, the Company repurchased in the open market and retired approximately $3.6 million of the $17.5 million in subordinated debentures for approximately $2.6 million. The after tax impact, net associated unamortized discount, of the transaction was a gain from extinguishment of debt of $0.3 million. The gain has been classified as "Extraordinary Item - Gain on Early Extinguishment of Debt" on the Condensed Consolidated Statement of Operations.

Note 5.  Common Stock Equivalents

    Net Earnings (Loss) per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding for the three and nine-month periods ended September 30, 2001, and 2000.

    Net Earnings (Loss) per common share are as follows:
                                                                      Three Months Ended               Nine Months Ended
                                                                         September 30,                   September 30,
                                                                --------------------------------  -----------------------------
                                                                      2001           2000              2001          2000
                                                                --------------------------------  -----------------------------
Net Earnings (Loss) before Extraordinary Item                         $  (6,817)      $   2,683        $  (3,975)     $ 11,514
                                                                ================================  =============================
Net Earnings (Loss)                                                   $  (6,817)      $   2,683        $  (3,631)     $ 11,514
                                                                ================================  =============================
Basic Earnings (Loss) Per Share before Extraordinary Item             $   (0.56)      $    0.21        $   (0.32)     $   0.83
                                                                ================================  =============================
Diluted Earnings (Loss) Per Share before Extraordinary Item           $   (0.56)      $    0.21        $   (0.32)     $   0.82
                                                                ================================  =============================
Basic Net Earnings (Loss) Per Share                                   $   (0.56)      $    0.21        $   (0.30)     $   0.83
                                                                ================================  =============================
Diluted Net Earnings (Loss) Per Share                                 $   (0.56)      $    0.21        $   (0.30)     $   0.82
                                                                ================================  =============================
Basic EPS-Weighted Average Shares Outstanding
                                                                          12,276         12,597            12,289       13,847
Effect of Diluted Securities:
   Stock Options                                                               -            147                 -          187
   Warrants                                                                    -              3                 -           10
                                                                --------------------------------  -----------------------------
Dilutive EPS-Weighted Average Shares Outstanding
                                                                          12,276         12,747            12,289       14,044
                                                                ================================  =============================
Warrants Not Included in Diluted EPS Since Antidilutive                      351          1,124               351        1,124
                                                                ================================  =============================
Stock Options Not Included in Diluted EPS Since Antidilutive               1,430            845             1,453          857
                                                                ================================  =============================

     In the three-month period ending September 30, 2001, under severance agreements, the Company acquired approximately $237,000 of treasury stock in satisfaction of three former officers' notes payable to the Company.

Note 6.  Business Segments

     The Company has three distinct business segments. These consist of retail car sales operations (Retail Operations), the income resulting from the finance receivables generated at the Company dealerships (Portfolio Operations), and corporate and other operations (Corporate Operations). Identifiable assets by business segment are those assets used in each segment of Company operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Segment Information" for further Business Segment information.

     A summary of operating activity by business segment for the three and nine-month periods ended September 30, 2001 and 2000 follows:

                                                                          Retail        Portfolio      Corporate        Total
                                                                       -------------  -------------  -------------  -------------
Three months ended September 30, 2001
Sales of Used Cars                                                     $     110,237  $           -  $           -  $     110,237
Less: Cost of Cars Sold                                                       62,622              -              -         62,622
    Provision for Credit Losses                                               23,223         25,532              -         48,755
                                                                       -------------  -------------  -------------  -------------
                                                                              24,392       (25,532)              -        (1,140)
Net Interest Income                                                                -         27,511              -         27,511
                                                                       -------------  -------------  -------------  -------------
Income before Operating Expenses                                              24,392          1,979              -         26,371
                                                                       -------------  -------------  -------------  -------------
Operating Expenses:
Selling and Marketing                                                          6,084              -              -          6,084
General and Administrative                                                    13,867          7,286          5,654         26,807
Depreciation and Amortization                                                  1,419            236            684          2,339
                                                                       -------------  -------------  -------------  -------------
                                                                              21,370          7,522          6,338         35,230
                                                                       -------------  -------------  -------------  -------------
Operating Income (Loss) before Other Interest Expense                  $       3,022  $     (5,543)  $     (6,338)  $     (8,859)
                                                                       =============  =============  =============  =============

Capital Expenditures                                                   $         273  $         131  $       2,043  $       2,447
                                                                       =============  =============  =============  =============
Identifiable Assets, Excluding Net Assets of Discontinued Operations   $      84,344  $     496,775  $      72,577  $     653,696
                                                                       =============  =============  =============  =============

                                                                          Retail        Portfolio      Corporate        Total
                                                                       -------------  -------------  -------------  -------------
Three months ended September 30, 2000:
Sales of Used Cars                                                     $     126,636  $           -  $           -  $       6,636
Less: Cost of Cars Sold                                                       70,760              -              -         70,760
    Provision for Credit Losses                                               26,162          9,930              -         36,092
                                                                       -------------  -------------  -------------  -------------
                                                                              29,714        (9,930)              -         19,784
Net Interest Income                                                                -         24,006            112         24,118
                                                                       -------------  -------------  -------------  -------------
Income before Operating Expenses                                              29,714         14,076            112         43,902
                                                                       -------------  -------------  -------------  -------------
Operating Expenses:
Selling and Marketing                                                          7,187              -              -          7,187
General and Administrative                                                    14,570          7,411          5,542         27,523
Depreciation and Amortization                                                  1,201            278            806          2,285
                                                                       -------------  -------------  -------------  -------------
                                                                              22,958          7,689          6,348         36,995
                                                                       -------------  -------------  -------------  -------------
Operating Income (Loss) before Other Interest Expense                  $       6,756  $       6,387  $     (6,236)  $       6,907
                                                                       =============  =============  =============  =============


Capital Expenditures                                                   $       2,161  $         615  $       2,338   $     5,114
                                                                       =============  =============  =============  =============
Identifiable Assets, Excluding Net Assets of Discontinued Operations   $      78,542  $     516,377  $      19,353   $   614,272
                                                                       =============  =============  =============  =============




                                                                           Retail        Portfolio      Corporate        Total
                                                                       -------------  -------------  -------------  -------------
Nine Months Ended September 30, 2001
Sales of Used Cars                                                     $     346,342  $           -  $           -  $     346,342
Less: Cost of Cars Sold                                                      196,102              -              -        196,102
    Provision for Credit Losses                                               71,773         48,212              -        119,985
                                                                       -------------  -------------  -------------  -------------
                                                                              78,467       (48,212)              -         30,255
Net Interest Income                                                                -         80,114            130         80,244
                                                                       -------------  -------------  -------------  -------------
Income before Operating Expenses                                              78,467         31,902            130        110,499
                                                                       -------------  -------------  -------------  -------------
Operating Expenses:
Selling and Marketing                                                         19,945              -              -         19,945
General and Administrative                                                    43,380         22,653         15,429         81,462
Depreciation and Amortization                                                  4,108          732            2,341          7,181
                                                                       -------------  -------------  -------------  -------------
                                                                              67,433         23,385         17,770        108,588
                                                                       -------------  -------------  -------------  -------------
Operating Income (Loss) before Other Interest Expense                  $      11,034  $       8,517  $     (17640)  $       1,911
                                                                       =============  =============  =============  =============
Capital Expenditures                                                   $       3,517  $       718    $       6,334  $      10,569
                                                                       =============  =============  =============  =============
Identifiable Assets, Excluding Net Assets of Discontinued Operations   $      84,344  $   496,775    $      72,577  $     653,696
                                                                       =============  =============  =============  =============

                                                                           Retail        Portfolio      Corporate        Total
Nine Months Ended September 30, 2000                                   -------------  -------------  -------------  -------------
Sales of Used Cars                                                     $     380,949  $           -  $           -        380,949
Less: Cost of Cars Sold                                                      212,119              -              -        212,119
    Provision for Credit Losses                                               77,994         24,883              -        102,877
                                                                       -------------  -------------  -------------  -------------
                                                                              90,836       (24,883)              -         65,953
Net Interest Income                                                                -         68,162            332         68,494
                                                                       -------------  -------------  -------------  -------------
Income before Operating Expenses                                              90,836         43,279            332        134,447
                                                                       -------------  -------------  -------------  -------------
Operating Expenses:
Selling and Marketing                                                         22,748              -              -         22,748
General and Administrative                                                    43,353         18,904         15,996         78,253
Depreciation and Amortization                                                  3,405            858          2,461          6,724
                                                                       -------------  -------------  -------------  -------------
                                                                              69,506         19,762         18,457        107,725
                                                                       -------------  -------------  -------------  -------------
Operating Income (Loss) before Other Interest Expense                  $      21,330  $      23,517  $    (18,125)  $      26,722
                                                                       =============  =============  =============  =============

Capital Expenditures                                                   $       5,654  $         909  $       5,062  $      11,625
                                                                       =============  =============  =============  =============
Identifiable Assets, Excluding Net Assets of Discontinued Operations   $      78,542  $     516,377  $      19,353  $     614,272
                                                                       =============  =============  =============  =============

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

Note 9.  Subsequent Events

     In October 2001, a special transaction committee of the board recommended and the board approved a $10 million repurchase program under which the company is authorized to repurchase its common stock and/or subordinated debentures, or any combination of both, subject to certain conditions, including any required lender approvals and further committee and board approval of stock repurchases over $3 million.

     In October 2001, the Company completed its 21st securitization, consisting of approximately $145.9 million in principal balances and the issuance of approximately $103.6 million in Class A bonds, including a pre-funded amount of approximately $25.9 million. The Company will subsequently provide an additional $36.5 million of the $145.9 million in loans as collateral for the pre-funded amount. The coupon rate on the Class A bonds is 3.44%, the initial deposit into the Reserve Account was 2.25% and the Reserve Account maximum is 8%.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

Introduction

     We operate the largest chain of buy-here/pay-here used car dealerships in the United States. At September 30, 2001, we operated 76 dealerships located in eleven metropolitan areas in eight states. We have one primary line of business: to sell and finance quality used vehicles to customers within what is referred to as the sub-prime segment of the used car market. The sub-prime market is comprised of customers who typically have limited credit histories, low incomes or past credit problems. References to Ugly Duckling Corporation as the largest chain of buy-here/pay-here used car dealerships in the United States is management's belief based upon the knowledge of the industry and not on any current independent third party study.

     As a buy-here/pay-here dealer, we offer the customer certain advantages over more traditional financing sources including:

     o expanded  credit  opportunities,

     o flexible payment terms, including structuring loan payment due dates as weekly or biweekly, often coinciding with the customer's payday,

     o the ability to make payments in person at thedealerships. This is an important feature to many sub-prime borrowers who may not have checking accounts or are otherwise unable to make payments by the due date through use of the mail due to the timing of paydays.

     We   distinguish   our   retail    operations   from   those   of   typical
buy-here/pay-here dealers through our:

     o dedication to customer service,     o advertising and marketing programs,
     o larger inventories of used cars,    o upgrading facilities, and
     o network of multiple locations,      o centralized purchasing.

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

     Our business is divided into three operating segments: Retail, Portfolio and Corporate Operations. Information regarding our operating segments can be found in Note (6) of the Notes to Condensed Consolidated Financial Statements contained herein. Operating segment information is also included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Segment Information" found below.

     In December 1999, we sold the Cygnet Dealer Finance (CDF) subsidiary and also decided to end any efforts to acquire third party loans or servicing rights to additional third party portfolios. As a result, CDF, Cygnet Servicing and the associated Cygnet Corporate segment assets and liabilities are classified as net assets from discontinued operations. We plan to complete the servicing of the portfolios that we currently service.

     In the following discussion and analysis, we explain the results of operations and general financial condition of Ugly Duckling and its subsidiaries. In particular, we analyze and explain the changes in the results of operations of our business segments for the three and nine-month periods ended September 30, 2001 and 2000. All amounts are presented in thousands except per share, per unit and per car data, unless otherwise noted.



                                              UGLY DUCKLING CORPORATION
                                        SELECTED CONSOLIDATED FINANCIAL DATA
                ($ and shares in millions, except per share, per unit data and number of loan data)
                                                   (Unaudited)
                                                                                   At or For the Three Months Ended
                                                             --------------------------------------------------------------------
Selected Consolidated Financial Data                               Sept      June      Mar      Dec     Sept      June      Mar
                                                                   2001      2001     2001     2000     2000      2000     2000
                                                                ---------  -------  -------  -------  -------    ------   ------
Operating Data:
Total Revenues                                                   $  145.2   $140.8   $164.0  $ 135.2   $158.1    $151.4   $158.3
Sales of Used Cars                                               $  110.2   $105.9   $130.2  $ 102.3   $126.6    $121.5   $132.8
Net Earnings (Loss) per Share                                    $ (0.56)   $ 0.11   $ 0.15  $(0.20)   $ 0.21    $ 0.31   $ 0.30
EBITDA                                                           $    1.0   $ 14.5   $ 17.1  $   8.7   $ 16.5    $ 18.2   $ 17.1
E-Commerce Sales as % of Sales of Used Cars                         14.2%    14.4%    11.6%    13.6%     9.5%      5.3%     4.3%

Number Dealerships in Operation                                        76       77       77       77       77        77       75

Average Sales per Dealership per Month                                 52       50       64       51       64        62       70

Number of Used Cars Sold                                           11,907   11,607   14,851   11,874   14,825    14,369   15,802
Sales Price - Per Car Sold                                       $  9,258   $9,125   $8,766   $8,618   $8,542    $8,458   $8,403
Cost of Sales - Per Car Sold                                     $  5,259   $5,224   $4,905   $4,727   $4,773    $4,761   $4,616
Gross Margin - Per Car Sold                                      $  3,999   $3,901   $3,861   $3,891   $3,769    $3,696   $3,787
Provision - Per Car Sold                                         $  4,095   $2,775   $2,627   $3,292   $2,435    $2,242   $2,188
Total Operating Expense - Per Car Sold                           $  2,959   $3,092   $2,523   $2,832   $2,495    $2,425   $2,271
Total Operating Income - Per Car Sold                            $  (744)   $  396   $  416   $(168)   $  466     $ 691    $ 626
Total Operating Income (Loss)                                    $  (8.9)   $  4.6   $  6.2  $ (2.0)   $  6.9    $  9.9   $  9.9
Earnings (Loss) before Income Taxes                              $ (11.6)   $  1.7   $  3.1  $ (4.2)   $  4.5    $  7.3   $  7.6
Cost of Used Cars as % of Sales                                     56.8%    57.3%    56.0%    54.8%    55.9%     56.3%    54.9%
Gross Margin as % of Sales                                          43.2%    42.7%    44.0%    45.2%    44.1%     43.7%    45.1%
Provision - % of Originations                                       44.7%    31.1%    31.0%    38.8%    29.0%     27.1%    27.0%
Total Operating Expense - % of Total Revenues                       24.3%    25.5%    22.8%    24.9%    23.4%     23.0%    22.7%
Segment Operating Expense Data:
Retail Operating Expense - Per Car Sold                          $  1,795   $1,934   $1,590   $1,710   $1,549    $1,611   $1,481
Retail Operating Expense -% of Used Car Sales                       19.4%    21.2%    18.1%    19.8%    18.1%     19.1%    17.6%
Corporate/Other Expense - Per Car Sold                           $    532   $  503   $  376   $  417   $  428    $  418   $  387
Corporate/Other Expense - % of Total Revenue                         4.4%     4.1%     3.4%     3.7%     4.0%      4.0%     3.9%
Portfolio Exp. Annualized - % of End of Period Managed Principal     5.6%     5.8%     6.2%     6.6%     5.9%      4.6%     5.5%
Balance Sheet Data:
Finance Receivables, net                                         $  501.0   $544.6   $522.9   $500.5   $491.9    $451.2   $407.3
Inventory                                                        $   47.4   $ 40.8   $ 43.4   $ 63.7   $ 43.7    $ 45.9   $ 49.1
Total Assets                                                     $  657.7   $679.0   $659.5   $652.1   $618.5    $577.5   $548.0
Notes Payable - Portfolio                                        $  386.6   $415.9   $390.6   $406.6   $362.3    $316.0   $282.9
Subordinated Notes Payable                                       $   32.6   $ 35.0   $ 40.8   $ 34.5   $ 36.1    $ 37.3   $ 28.9
Total Debt                                                       $  460.8   $493.3   $470.9   $457.7   $416.3    $381.0   $345.2
Common Stock                                                     $  173.8   $173.8   $173.7   $173.7   $173.7    $173.7   $173.7
Treasury Stock                                                   $ (40.4)  $(40.1)  $(40.1)  $(40.1)  $(39.4)   $(28.4)  $(20.3)
Total Stockholder's Equity                                       $  151.6   $158.6   $157.2   $155.4   $158.5    $166.8   $170.6

Common Shares Outstanding - End of Period                          12,275   12,302   12,292   12,292   12,378    13,899   14,980
Book Value per Share                                             $  12.35   $12.89   $12.79   $12.64   $12.81    $12.00   $11.39
Tangible Book Value per Share                                    $  11.38   $11.91   $11.79   $11.62   $11.78    $11.02   $10.43
Total Debt to Equity                                                  3.0      3.1      3.0      2.9      2.6       2.3      2.0
Loan Portfolio Data:
Interest Income                                                  $   35.0   $ 34.9   $ 33.8   $ 32.9   $ 31.4    $ 29.9   $ 25.5
Average Yield on Portfolio                                          26.5%    26.7%    26.3%    26.1%    26.1%     26.8%    26.2%
Portfolio Interest Expense                                       $    7.5   $  7.5   $  8.5   $  8.4   $  7.3    $  6.0   $  5.0
Average Borrowing Cost                                               8.0%     8.3%     8.9%     8.7%    10.7%      8.6%     8.0%
Principal Balances Originated                                    $  109.1   $103.6   $126.0   $100.8   $124.4    $118.8   $128.1
Principal Balances Originated as % of Sales                         99.0%    97.8%    96.8%    98.5%    98.2%     97.7%    96.5%

Number of Loans Originated                                         11,844   11,558   14,776   11,906   14,748    14,291   15,721
Average Original Amount Financed                                 $  9,215   $8,965   $8,528   $8,468   $8,433    $8,311   $8,150
Number of Loans Originated as % of Units Sold                       99.5%    99.6%    99.5%   100.3%    99.5%     99.5%    99.5%
Managed Portfolio Delinquencies:
     Current                                                        67.4%    76.4%    78.6%    66.1%    72.4%     71.9%    74.8%
     1 to 30 days                                                   24.0%    16.8%    15.7%    26.1%    19.3%     20.9%    19.9%
     31 to 60 days                                                   5.3%     4.1%     3.3%     4.7%     4.9%      4.5%     3.4%
     Over 60 days                                                    3.3%     2.7%     2.4%     3.1%     3.4%      2.7%     1.9%
Principal Outstanding - Managed                                  $  537.9   $534.8   $535.0   $519.0   $525.5    $500.0   $461.8
Principal Outstanding - Retained                                 $  537.9   $534.8   $535.0   $514.9   $512.8    $472.3   $418.9

Number of Loans Outstanding - Managed                              85,961   86,446   87,033   84,864   85,240    81,407   75,496

Number of Loans Outstanding - Retained                             85,961   86,446   87,033   82,598   79,848    71,518   62,459


Sales of Used Cars and Cost of Used Cars Sold
                                         Three Months Ended                               Nine Months Ended
                                           September 30,            Percentage             September 30,            Percentage
                                 -----------------------------                    ----------------------------
                                      2001           2000             Change           2001            2000           Change
                                 --------------  -------------    -------------   --------------  ------------     -------------

Number of Used Cars Sold                 11,907         14,825       (19.7%)              38,365        44,996       (14.7%)
                                 ==============  =============                    ==============  ============
Sales of Used Cars                    $ 110,237      $ 126,636       (13.0%)           $ 346,342     $ 380,949        (9.1%)
Cost of Used Cars Sold                   62,622         70,760       (11.5%)             196,102       212,119        (7.6%)
                                 --------------  -------------                    --------------  ------------
Gross Margin                          $  47,615      $  55,876       (14.8%)           $ 150,240     $ 168,830       (11.0%)
                                 ==============  =============                    ==============  ============

Gross Margin %                            43.2%          44.1%                             43.4%         44.3%

Per Car Sold:
Sales                                 $   9,258      $   8,542         8.4%            $   9,028     $   8,466        6.6%
Cost of Used Cars Sold                    5,259          4,773        10.2%                5,112         4,714        8.4%
                                 --------------------------------                --------------------------------
Gross Margin                          $   3,999      $   3,769         6.1%            $   3,916     $   3,752        4.4%
                                 ================================                ================================

     For the three and nine-month periods ended September 30, 2001, the number of cars sold decreased by 19.7% and 14.7%, respectively, over the same periods of the prior year and Sales of Used Cars decreased 13.0% and 9.1%, respectively, over the same periods in 2000. During the latter half of 2000, we developed a risk management department, which is focusing on developing credit risk models. We believe the decrease in both units sold and revenues is primarily the result of initiatives which have put more stringent underwriting guidelines in place including income qualifications and down payment requirements in an effort to improve the quality of loans generated from used car sales. To a lesser extent, we believe a general softening of the economy has led to reduced retail activity in the sub-prime market.

     Our Internet site continues to be a valuable tool generating a steady flow of credit applications and sales. We accept credit applications from potential customers via our website, located at http://www.uglyduckling.com. Credit inquiries received over the web are reviewed by our employees, who then contact the customers and schedule appointments. Internet applications continue to provide an increasing amount of Sales of Used Cars. During the third quarter of 2001, applications received via our internet site generated 1,730 cars sold and $15.7 million in revenue, up from 1,686 cars sold and $15.2 million in revenue during the second quarter and1,725 cars sold and $15.1 million in revenue during the first quarter of 2001.

     The Cost of Used Cars Sold for the three and nine-month periods ended September 30, 2001 decreased 11.5% and 7.6%, respectively, over the comparable periods of the previous year. The decrease is due to a decline in the number of used cars sold, partially offset by an increase in the Cost of Used Cars Sold. The Cost of Used Cars Sold on a per car basis increased 10.2% and 8.4% for the three and nine-month periods ended September 30, 2001, respectively, over the same periods of the prior year. The increase is due to an effort to purchase higher quality vehicles as a result of research completed by our risk management department, which indicated better loan performance on the loans associated with the higher cost inventory. This increase was offset by an increase in the per unit sales price. The gross margin on used car sales (Sales of Used Cars less Cost of Used Cars Sold excluding Provision for Credit Losses) as a percentage of related revenue decreased to 43.2% and 43.4% for the three and nine-months ended September 30, 2001 versus 44.1% and 44.3% for the three and nine-month periods ended September 30, 2000. The decrease is due to the per unit cost of used cars sold rising at a higher pace than the related sales revenue. For the three months ended September 30, 2001 as compared with the three months ended September 30, 2000, gross margin on a per car sold basis increased $230 to $3,999 per car from $3,769 for the same quarter of the previous year and increased $164 to $3,916 for the nine month period ended September 30, 2001 from $3,752 during the same period of the previous year. This increase is due to an increase in the overall revenue earned per car, partially offset by the increase in the per unit cost of used cars sold.

     We finance substantially all of our used car sales. The percentage of cars sold financed and the percentage of sales revenue financed has remained relatively constant for both the three and nine-month periods ended September 30, 2001 versus the comparable periods of 2000. The following table indicates the percentage of sales units and revenue financed:

                                             Three Months Ended         Nine Months Ended
                                                September 30,            September 30,
                                          -------------------------  -------------------------
                                              2001         2000          2001         2000
                                          ------------ ------------  ------------ ------------
Percentage of used cars sold financed            99.5%        99.5%         99.5%        99.5%
                                          ============ ============  ============ ============
Percentage of sales revenue financed             99.0%        98.2%         97.8%        97.5%
                                          ============ ============  ============ ============

Provision for Credit Losses

    The following is a summary of the Provision for Credit Losses:

                                           Three Months Ended                                  Nine Months
                                              September 30,             Percentage            September 30,            Percentage
                                    ---------------------------------               -------------------------------
                                          2001             2000           Change          2001            2000           Change
                                    ---------------- ----------------  ------------ --------------  --------------- -------------
Provision for Credit Losses                  $48,755          $36,092      35.1%          $119,985         $102,877      16.6%
                                    ================ ================               ==============  ===============
Provision per loan originated                 $4,116           $2,447      68.2%            $3,143           $2,298      36.8%
                                    ================ ================               ==============  ===============
Provision as a percentage of
  principal balances originated                44.7%            29.0%                        35.4%            27.7%
                                    ================ ================               ==============  ===============

     The Company's results for third quarter of 2001 reflect a significant increase in the Provision for Loan Losses (Provision) to 44.7% of the total amount financed versus 31% in the prior quarters of 2001, and versus 29% in the third quarter of 2000. While early indications reflect actual improvements in loan loss experience on 2001 originations due to improvement in underwriting, it was necessary to increase the quarter's Provision as a percent of the quarter's loan originations due to resulting lower loan origination volume. Company policy is to maintain an Allowance for Credit Losses (Allowance) for all loans in its portfolio to cover estimated net charge offs for the next 12 months. Our loans have experienced lifetime losses in the 31% to 34% range for the past few years. With origination growth over this time we have been able to maintain an adequate Allowance in accordance with Company policy and with GAAP by providing between 27% to 31% of the quarter's amount financed. As the speed of portfolio growth has slowed due to the reduced loan originations, an increase to the Provision as a percentage of lower originations is necessary unless there is a significant decrease in loss rates.

     The increase in the Provision was also due to loss levels for prior years' originations emerging at levels higher than previously estimated as well as the economic environment and its likely effect on our portfolio performance. More specifically, with the economic and political events occurring in the third quarter of 2001, management intensified its review of general trends in the economy, specific economic events in many of its markets and the impact of such factors on the market segments in which its customers are employed. As a result of this evaluation, management concluded that these factors offset other evidence that supported that its 2001 originations will ultimately perform better than loans originated in fiscal year 1999 and 2000. While the Company believes loans originated in 2001 were underwritten to higher credit standards and its transition to a dealership centered collection methodology will produce more effective collection results, uncertainties in the economy and our customers' ongoing employment opportunities could offset these positive factors. Accordingly, the Company adjusted upward its estimate of loan losses for its 2001 originations to a level generally equal to that actually being experienced on its fiscal year 2000 originations.

     We will continue to monitor the adequacy of our Allowance and depending upon our Allowance evaluations, the rate of Provision charged may need to be increased in future quarters. While we believe the Allowance balance as of September 30, 2001 remains at a level we estimate to be adequate to cover net charge-offs over the next 12 months, we currently expect to need a Provision in excess of 31% again in the fourth quarter of 2001 because of expected net charge-offs beyond this 12 month period.

     See "Static Pool Analysis" below for further Provision for Credit Loss discussion.


Net Interest Income
                                Three Months Ended                           Nine Months Ended
                            --------------------------                   -------------------------
                                   September 30,           Percentage          September 30,           Percentage
                            --------------------------                   -------------------------
                                2001          2000           Change          2001         2000           Change
                            ------------  ------------   -------------   ------------ ------------   --------------
Interest Income                 $ 35,000      $ 31,436        11.3%          $103,744    $  86,838        19.5%
Portfolio Interest Expense       (7,489)       (7,318)         2.3%          (23,500)     (18,344)        28.1%
                            ------------  ------------                   ------------ ------------
Net Interest Income             $ 27,511      $ 24,118        14.1%           $80,244    $  68,494        17.2%
                            ============  ============                   ============ ============


Average Effective Yield            26.5%         26.1%                         26.5%         26.4%
                            ============  ============                   ============ ============
Average Borrowing Cost              8.0%         10.7%                          8.1%         10.5%
                            ============  ============                   ============ =============

     Interest Income consists primarily of interest on finance receivable principal balances retained on our balance sheet. Retained principal balances, net grew to $537.9 million at September 30, 2001 from $512.8 million at September 30, 2000. The growth in retained principal balances is primarily due to the change in the way we structure our securitizations to the collateralized borrowing method during the fourth quarter of 1998. Since that time, all securitized loans are retained on our balance sheet and the income is recognized over the life of the loan.

     Portfolio interest expense increased to $7.5 million and $23.5 million for the three and nine-month periods ending September 30, 2001, respectively, versus $7.3 million and $18.3 million, respectively, for the same periods of the previous year. The increase is due to the increase in Portfolio Notes Payable, which consist of our Class A obligations related to our securitization program, along with our revolving warehouse facility. Lower borrowing costs help offset the growth in the portfolio. This increase in interest expense is offset by the additional interest income earned from the growth in finance receivables retained on our balance sheet.

Income before Operating Expenses

     Income before Operating Expenses decreased 39.9% to $26.4 million for the three-month period ended September 30, 2001 and decreased 17.8% to $110.5 million for the nine-month period ended September 30, 2001 as compared to $43.9 million and $134.4 million for the three and nine-month periods ended September 30, 2000, respectively. The decrease resulted from a decrease in Used Car Sales and an increase in the amount charged to current operations for the Provision, and an increase in interest expense resulting from additional portfolio notes payable, partially offset by an increase in interest income due to the growth in the finance receivables portfolio.

Operating Expenses
                               Three Months Ended                            Nine Months Ended
                                 September 30,           Percentage            September 30,           Percentage
                          --------------------------                   --------------------------
                              2001          2000           Change          2001          2000            Change
                          ------------  ------------   --------------  ------------  ------------     -------------
Operating Expenses           $  35,230     $  36,995       (4.8%)         $ 108,588      $107,725          0.8%
                          ============  ============                   ============  ============
Per Car Sold                 $   2,959     $   2,495        18.6%         $  2,830       $  2,394         18.2%
                          ============  ============                   ============  ============
As % of Total Revenue            24.3%         23.4%                          24.1%         23.0%
                          ============  ============                   ============  ============

     Operating expenses, which consist of selling, marketing, general and administrative and depreciation/amortization expenses, decreased slightly quarter over quarter, and increased slightly for the nine months ended September 30, 2001 versus 2000 but remained relatively constant as a percentage of total revenues. Included in these expenses for the nine-month period ended September 30, 2001, is a pre-tax charge of approximately $600,000, taken during the first quarter of 2001, for the closing of the collection and loan administration centers in Florida and Texas. During the first quarter of 2001, we initiated a plan to close our collections and loan administration operations in Clearwater, Florida; Plano, Texas; and Dallas, Texas and move them to our dealerships or to our Gilbert, Arizona collection facility. As a result of these closings, we took an after tax charge of approximately $368,000 to cover payroll, severance and certain property related expenses. We have taken a charge of approximately $230,000 related to the cost of abandoned assets in Plano, Texas. For the Clearwater Facility we estimate an additional restructuring charge in the fourth quarter related to costs of abandoned assets with a carrying value of approximately $500,000. The impact resulting from the shut down of these operations, including the impact of future charges, is estimated to be break even over the remainder of 2001 and to decrease operating expenses by $1.5 million annually beginning in 2002.

     In August of 2001 the lease on the Company's corporate headquarters expired and the Company relocated to another location in Phoenix. Third quarter 2001 operating expenses include approximately $500,000 in non-recurring costs associated with the corporate relocation. Beginning in the third quarter of 2001, the Company also began the process of implementing numerous cost savings initiatives to reduce operating expenses including the relocation of its corporate headquarters. Further, in early October of 2001 the Company continued this process by implementing a reduction in force of primarily corporate staff. Beginning in 2002, this reduction in staff, the relocation of its corporate headquarters and other cost saving initiatives are expected to decrease annual operating expenses by approximately $6.0 million.

     Also included in Operating Expenses in the third quarter is $350,000 related to legal and other expenses associated with the offer from Mr. Ernest C. Garcia II, the Company's Chairman of the Board and largest shareholder, to the Board of Directors to purchase all of the outstanding stock of the Company not owned by him.

Other Interest Expense

     Interest expense arising from our other, non-portfolio debt totaled $2.7 million and $8.6 million for the three and nine-month periods ended September 30, 2001, versus $2.4 million and $7.2 million for the comparable periods of the prior year. The increase is primarily attributable to interest expense arising from our senior secured loan facility, which was renewed during the first quarter of 2001.

Income Taxes

     Income tax benefit totaled ($4.7) million and ($2.8) million for the three and nine month periods ended September 30, 2001, respectively, versus $1.9 million and $8.0 million in income taxes, respectively, for same equivalent periods in 2000. Our effective tax rate was 41% for all periods presented.

Earnings (Loss) before Extraordinary Item

     Earnings (Loss) before Extraordinary Item totaled ($6.8) million and ($4.0) million for the three and nine month periods ended September 30, 2001, respectively, versus $2.7 million and $11.5 million, respectively, for the same periods of the previous year. The decrease resulted from a decrease in Used Car Sales and an increase in the amount charged to current operations for the Provision, and an increase in interest expense resulting from additional portfolio notes payable, partially offset by an increase in interest income due to the growth in the finance receivables portfolio.

Gain on Early Extinguishment of Debt

     During the nine months ended September 30, 2001, we repurchased in the open market and retired approximately $3.2 million, net of unamortized discount, of our exchange offer debt due October 2003, for approximately $2.6 million. The after tax impact of the purchase was a gain from extinguishment of debt of $0.3 million.

Net Earnings (Loss)

     Net Earnings (Loss) totaled ($6.8) million and ($3.6) million for the three and nine months ended September 30, 2001, respectively, as compared with $2.7 million and $11.5 million for the same periods of the prior year. The decrease resulted from a decrease in Used Car Sales and an increase in the amount charged to current operations for the Provision, and an increase in interest expense resulting from additional portfolio notes payable, partially offset by an increase in interest income due to the growth in the finance receivables portfolio.

Business Segment Information

     We report our operations based on three operating segments. These segments are reported as Retail, Portfolio and Corporate Operations. These segments were previously reported as Company Dealership, Company Dealership Receivables and Corporate and Other, respectively. See Note 6 to the Condensed Consolidated Financial Statements.

     Operating Expenses for our business segments, along with a description of the included activities, for the three and nine-month periods ended September 30, 2001 and 2000 are as follows:

     Retail Operations. Operating expenses for our Retail segment consist of Company marketing efforts, maintenance and development of dealership and inspection center sites, and direct management oversight of used car acquisition, reconditioning and sales activities. A summary of retail operating expenses follows:


                                                           Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                     -------------------------------  --------------------------------
                                                          2001            2000            2001             2000
                                                     ---------------  --------------  --------------  ----------------
     Retail Operations:
       Selling and Marketing                         $         6,084  $        7,187  $       19,945  $         22,748
       General and Administrative                             13,867          14,570          43,380            43,353
       Depreciation and Amortization                           1,419           1,201           4,108             3,405
                                                     ---------------  --------------  --------------  ----------------
            Retail Expense                           $        21,370  $       22,958  $       67,433  $         69,506
                                                     ===============  ==============  ==============  ================
   Per Car Sold:
       Selling and Marketing                         $           511             485             520               506
       General and Administrative                              1,165             983           1,131               963
       Depreciation and Amortization                             119              81             107                76
                                                     ---------------  --------------  --------------  ----------------
          Total                                      $         1,795  $        1,549  $        1,758  $          1,545
                                                     ===============  ==============  ==============  ================
   As % of Used Cars Sold Revenue:
       Selling and Marketing                                    5.5%            5.7%            5.8%              6.0%
       General and Administrative                              12.6%           11.5%           12.5%             11.4%
       Depreciation and Amortization                            1.3%            1.0%            1.2%              0.9%
                                                     ---------------  --------------  --------------  ----------------
          Total                                                19.4%           18.2%           19.5%             18.3%
                                                     ===============  ==============  ==============  ================

     Selling and Marketing expenses on a per car sold basis have increased due to a decrease in the number of cars sold without a proportionate decrease in expenses, for both the three and nine months ended September 30, 2001, versus the same period of the previous year. However, selling and marketing costs as a percentage of Sales of Used Cars have remained relatively constant primarily due to an increase of $716 and $562 in the average sales price per car for the three and nine months ended September 30 , 2001, respectively.

     General and Administrative expenses increased both on a per car sold basis as well as on a percentage of related revenue basis for the three and nine-month periods ended September 30, 2001, principally due to a reduction in the amount of cars sold and the resulting high proportion of fixed general and administrative costs.

     Portfolio Operations. Operating expenses for our Portfolio segment consist of loan servicing and collection efforts, securitization activities, and other operations pertaining directly to the administration and collection of the loan portfolio.

                                                                Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September 30,
                                                          -----------------------------------   ---------------------------------
                                                                2001              2000                2001              2000
                                                          ----------------  -----------------   ----------------  ---------------
     Portfolio Expense:
       General and Administrative                         $          7,286  $           7,411   $         22,653  $        18,904
       Depreciation and Amortization                                   236                278                732              858
                                                          ----------------  -----------------   ----------------  ---------------
          Portfolio Expense                               $          7,522  $           7,689   $         23,385  $        19,762
                                                          ================  =================   ================  ===============
   Average Expense per Month per Loan Serviced            $          28.99  $           28.73   $          29.60  $         25.38
                                                          ================  =================   ================  ===============
   Annualized Expense as % of  End of Period
       Managed Principal Balances                                     5.6%               5.8%               5.8%             5.0%
                                                          ================  =================   ================  ===============

     Portfolio expenses slightly decreased for the three months ended September 30, 2001, versus the same period of 2000. For the nine-month period, the increase in both Portfolio expenses and the Average Expense per Month per Loan serviced is partly attributed to $600,000 of cost incurred in relation to the closing of the collections and loan administration centers in Florida and Texas during the first quarter of 2001.

     Corporate Operations. Operating expenses for our Corporate segment consist of costs to provide managerial oversight, provide financings and reporting for the Company, develop and implement policies and procedures, and provide expertise to the Company in areas such as finance, legal, human resources and information technology.

                                                              Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September 30,
                                                          -----------------------------------   -----------------------------------
                                                                2001               2000              2001                2000
                                                          ----------------   ----------------   ----------------  -----------------
     Corporate Expense:
       General and Administrative                         $          5,654   $          5,542   $         15,429  $          15,996
       Depreciation and Amortization                                   684                806              2,341              2,461
                                                         -----------------   ----------------   ----------------  -----------------
           Corporate Expense                              $          6,338   $          6,348   $         17,770  $          18,457
                                                         -----------------   ----------------   ----------------  -----------------
   Per Car Sold                                           $            532   $            428   $            463  $             410
                                                         =================   ================   ================  =================
   As % of Total Revenues                                             4.4%               4.0%               3.9%               3.9%
                                                         =================   ================   ================  ==================

     Operating expenses related to our Corporate segment as a percent of total revenue remained relatively consistent for the three and nine-months ended September 30, 2001, versus the same period of 2000. However, on a per car sold basis corporate expenses increased $104 and $53 per car for the three and nine months ended September 30, 2001, respectively, as compared to the same periods of the previous year. The increase on a per car sold basis is due to a decline in used cars sold for both the three and nine months ended September 30, 2001 without a proportionate reduction in expenses. We are implementing a cost savings plan in an effort to reduce overall operating expenses.

Financial Position

     The following table reflects the growth in principal balances retained on our balance sheet measured in terms of the principal balances and the number of loans outstanding.

                                                                        Managed Loans Outstanding
                                           ------------------------------------------------------------------------------------
                                                    Principal Balances                           Number of Loans
                                           -------------------------------------    -------------------------------------------
                                             September 30,       December 31,           September 30,          December 31,
                                                 2001                2000                   2001                   2000
                                           ------------------   ----------------    ----------------------   ------------------
Principal - Managed                        $          537,946   $       519,005     $               85,961   $           84,864
Less:  Principal - Securitized and Sold                    -              4,059                          -                2,266
                                           ------------------   ----------------    ----------------------   ------------------
Principal - Retained on Balance Sheet      $          537,946   $       514,946     $               85,961   $           82,598
                                           ==================   ================    ======================   ==================

     At September 30, 2001, the entire loan portfolio is on balance sheet. Principal - Retained on Balance Sheet has increased 4.5% from December 31, 2000. As we continue to focus on enhanced underwriting guidelines, we do not expect the portfolio balance to grow as significantly as in past quarters. The number of loans originated were 11,844 for the quarter ended September 30, 2001, versus 14,748 during the same quarter of the prior year. For the nine months ended September 30, the number of loans originated totaled 38,178 in 2001 versus 44,760 in 2000. Although the volume of loans originated is declining and the number of loans outstanding is leveling, we believe the quality of the loans written is improving, with the ultimate goal of reducing loan losses.

     The following table reflects activity in the Allowance for Credit Losses, as well as information regarding charge off activity, for the three and nine months ended September 30, 2001 and 2000:

                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September 30,
Allowance Activity:                                            2001              2000             2001              2000
                                                         ----------------   ---------------- ----------------   ----------------
Balance, Beginning of Period                             $        101,589   $         98,533   $         99,700  $        76,150
Provision for Credit Losses                                        48,755             36,092            119,985          102,877
Other Allowance Activity                                            (127)            (1,250)              (133)          (2,250)
Net Charge Offs                                                  (35,717)           (33,332)          (105,052)         (76,734)
                                                         ----------------   ----------------   ----------------  ---------------
Balance, End of Period                                   $        114,500   $        100,043   $        114,500  $       100,043
                                                         ================   ================   ================  ===============
Allowance as % Ending Principal Balances                            21.3%              19.5%              21.3%            19.5%
                                                         ================   ================   ================  ===============
Charge off Activity:
Principal Balances                                       $        (45,655)  $       (41,934)  $       (134,416)  $      (99,076)
Recoveries, Net                                                      9,938             8,602             29,364           22,342
                                                         -----------------  ----------------  -----------------  ---------------
Net Charge Offs                                          $         35,717)  $       (33,332)  $       (105,052)  $      (76,734)
                                                    ======================  ================   ================  ===============

     The Allowance for Credit Losses is maintained at a level that in management's judgment is adequate to provide for estimated probable net credit losses inherent in our portfolio for the next 12 months. See - Static Pool Analysis section and the Provision for Credit Losses section of "Management's Discussion and Analysis of Financial Condition and Results of Operations. "

     Charge offs, net of recoveries, for the three months ended September 30, 2001 and 2000 were $35.7 million and $33.3 million, respectively. As a percentage of average principal balances, net charge offs for the same periods were 6.6% and 6.7%, respectively. For the nine-month periods ended September 30, 2001 and 2000, net charge offs were $105.1 million and $76.7 million, respectively. Net charge offs as a percentage of average principal balances for the same periods were 19.7% and 17.0%, respectively.

     During the second quarter of 2001, we placed 31-60 day collectors into the majority of the dealerships. Upon initial deployment of the 31-60 day collectors, we experienced some negative performance as the collectors and collection managers adapted to collecting and managing the mid-range delinquencies and a decentralized environment. Adjustments were subsequently made to address the negative performance issues and we expect to improve collection performance as a result of the relocation of these collectors.

Static Pool Analysis

     We use a "static pool" analysis to monitor performance for loans we have originated at our dealerships. In a static pool analysis, we assign each month's originations to a unique pool and track the charge offs for each pool separately. We calculate the cumulative net charge offs for each pool as a percentage of that pool's original principal balances, based on the number of complete payments made by the customer before charge off. The table below displays the cumulative net charge offs of each pool as a percentage of original loan cumulative balances, based on the quarter the loans were originated. The table is further stratified by the number of payments made by our customer's prior to charge off. For periods denoted by "x", the pools have not seasoned sufficiently to allow us to compute cumulative losses. For periods denoted by "-", the pools have not yet reached the indicated cumulative age. While we monitor static pools on a monthly basis, for presentation purposes we are presenting the information in the table below on a quarterly basis.

     Currently reported cumulative losses may vary from those previously reported due to ongoing collection efforts on charged off accounts, and the difference between final proceeds on the sale of repossessed collateral versus our estimates of the sale proceeds. Management, however, believes that such variation will not be material.

     The following table sets forth as of October 31, 2001, the cumulative net charge offs as a percentage of original loan cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customers before charge off. The table also shows the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).


          Pools' Cumulative Net Losses as Percentage of Pools' Original
                           Aggregate Principal Balance
                                ($ in thousands)

                                  Monthly Payments Completed by Customer Before Charge Off
                                  ---------------------------------------------------------
                      Orig.      0       3       6        12       18       24      TLI    Reduced
                    -------     ---     ---     ---      ---      ---      ---     ----    -------
   1993             $12,984    8.8%   21.4%   27.6%    32.8%    34.8%    35.3%    36.8%     100.0%
   1994             $23,589    5.3%   14.6%   19.6%    25.2%    27.5%    28.2%    28.8%     100.0%
   1995             $36,569    1.9%    8.1%   13.1%    19.0%    22.1%    23.4%    24.1%     100.0%
   1996             $48,996    1.5%    8.1%   13.9%    22.1%    26.2%    27.9%    28.9%     100.0%
   1997
   1st Quarter      $16,279    2.1%   10.7%   18.2%    24.8%    29.8%    32.0%    33.5%     100.0%
   2nd Quarter      $25,875    1.5%    9.9%   15.8%    22.7%    27.3%    29.4%    30.6%     100.0%
   3rd Quarter      $32,147    1.4%    8.3%   13.2%    22.4%    26.9%    29.1%    30.6%     100.0%
   4th Quarter      $42,529    1.4%    6.8%   12.6%    21.8%    26.0%    28.7%    29.9%     100.0%
   1998
   1st Quarter      $69,708    0.9%    6.9%   13.4%    20.9%    26.3%    28.7%    29.9%     100.0%
   2nd Quarter      $66,908    1.1%    8.1%   14.2%    21.7%    27.2%    29.1%    30.2%      99.8%
   3rd Quarter      $71,027    1.0%    7.9%   13.2%    22.9%    27.7%    30.2%    30.9%      99.7%
   4th Quarter      $69,583    0.9%    6.6%   13.1%    24.2%    28.9%    31.3%    32.1%      98.9%
   1999
   1st Quarter     $103,068    0.8%    7.4%   15.0%    23.5%    29.3%    31.5%    32.3%      96.9%
   2nd Quarter      $95,768    1.1%    9.9%   16.7%    25.3%    31.3%    33.7%    34.1%      93.0%
   3rd Quarter     $102,585    1.0%    8.3%   14.1%    25.2%    30.8%      x      33.2%      88.4%
   4th Quarter      $80,641    0.7%    5.9%   12.6%    23.6%    29.0%      --     30.2%      81.8%
   2000
   1st Quarter     $128,123    0.3%    6.5%   14.6%    24.1%      x        --     29.1%      74.6%
   2nd Quarter     $118,778    0.6%    8.6%   15.9%    25.9%      --       --     28.4%      66.3%
   3rd Quarter     $124,367    0.7%    7.7%   14.3%      x        --       --     23.8%      55.5%
   4th Quarter     $100,823    0.6%    6.6%   13.6%      --       --       --     18.0%      43.4%
   2001
   1st Quarter     $126,015    0.4%    6.4%      x       --       --       --     11.4%      31.9%
   2nd Quarter     $103,615    5.7%     x       --       --       --       --      4.5%      18.4%
   3rd Quarter     $109,037     x      --       --       --       --       --      0.4%       3.9%



     The following table sets forth the principal balances delinquency status as a percentage of total outstanding loan principal balances.


                                                      September 30,      September 30,       December 31,
Days Delinquent:                                           2001                2000               2000
                                                    ----------------   ----------------  -----------------
Current                                                       67.4%               72.4%              66.1%
1-30 Days                                                     24.0%               19.3%              26.1%
31-60 Days                                                     5.3%                4.9%               4.7%
61-90 Days                                                     3.3%                3.4%               3.1%
                                                    ----------------   -----------------  -----------------
Total Portfolio                                              100.0%              100.0%             100.0%
                                                    ================   =================  =================

     In accordance with our charge off policy, there are no accounts more than 90 days delinquent as of September 30, 2001.

     Delinquencies rose during the third quarter of 2001 versus the second quarter of this year, primarily due to seasonality. In addition, the Company is also seeing an increase in delinquencies versus the prior year as a result of the economic environment. The Company believes the transition of the 31-60 day collectors into the dealerships has had a positive impact on collections.

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

     Reserve Account Requirements. Under our current securitization structure, we make an initial cash deposit into a reserve account, generally equivalent to 2.25%-6.0% of the initial underlying Finance Receivables principal balance, and pledge this cash to the reserve account agent. The trustee then makes additional deposits to the reserve account out of collections on the securitized receivables as necessary to fund the reserve account to a specified percentage, ranging from 8.0% to 11.0%, of the underlying Finance Receivables' principal balance. The trustee makes distributions to us when:

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

Cash Flow

     Net cash provided by operating activities decreased $35.7 million to $135.4 million in the nine months ended September 30, 2001. The decrease is primarily due to an increase in other assets, a decrease in net earnings (loss) and a decrease in other liabilities at September 30, 2001.

     Net cash used in investing activities decreased $101.1 million to $135.1 million during the nine months ended September 30, 2001 as compared to $236.2 million used during the same period of 2000. The decrease is due to increased collections on finance receivables and a decline in the increase of finance receivables.

     Financing activities used $1.9 million for the nine months ended September 30, 2001, versus generating $39.6 million during the nine months ended September 30 , 2000. The change is primarily due to a decrease in Additions to Notes Payable Portfolio, an increase in Additional Deposits into Investments Held in Trust, an increase in Collections from Investments Held in Trust, and an increase in Additions to Other Notes Payable.

Financing Resources

     Revolving Facility. In April 2001, the Company replaced their warehouse receivables facility and in August 2001, the Company replaced their inventory facility. Both lines of credit were previously with GE Capital.

     Our new revolving warehouse facility is with Greenwich Capital Financial Products, Inc. and allows for maximum borrowings of $75 million during the period May 1 through November 30 increasing to $100 million during the period December 1 through April 30. The term of the facility is 364 days with a renewal option, upon mutual consent, for an additional 364-day period. The borrowing base consists of up to 65% of the principal balance of eligible loans originated from the sale of used cars. The lender maintains an option to adjust the advance rate to reflect changes in market conditions or portfolio performance. The interest rate on the facility is LIBOR plus 2.80%. The facility is secured with substantially all Company assets. At September 30, 2001, the Company was not in compliance with the interest coverage ratio covenant of this facility and received a waiver from the lender. The Company was in compliance with all other required covenants.

     The new revolving inventory facility is for $36 million, an $11 million increase from the prior facility, and expires in June of 2003. Advance rates on inventory purchased range from 80% to 100% of the purchase price. The interest rate on the facility is PRIME plus 6.00%. The facility is secured with the Company's automobile inventory. At September 30, 2001, the Company was not in compliance with the interest coverage ratio covenant of this facility and received a waiver from the lender. The Company was in compliance with all other required covenants.

     Securitizations. The Company's securitization program is a primary source of our working capital. Securitizations generate cash flow for us from the sale of Class A obligations, ongoing servicing fees, and excess cash flow distributions from collections on the loans securitized after payments on the Class A obligations, payment of fees, expenses, and insurance premiums, and required deposits to the reserve accounts.

     Securitization also allows us to fix our cost of funds for a given loan portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securitizations" for a more complete description of our securitization program.

     Supplemental Borrowings. In January 2001, the Company entered into a $35 million senior secured loan facility as a renewal for our $38 million senior loan facility originated in May 1999. The new facility has a term of 25 months. Per the agreement, the Company must make principal payments of $1.0 million per month during months 4 through 22. Thereafter through maturity, the agreement requires minimum payments of the greater of $3.0 million per month or 50% of the cash flows from classes of notes issued through securitization that are subordinate to the Class A bonds. Interest is payable monthly at LIBOR plus 600 basis points. The balance on this note was $29.0 million at September 30, 2001.

     As a condition to the $35 million senior secured loan agreement, Verde Investments, Inc., an affiliate of Mr. Garcia, was required to invest $7 million in us through a subordinated loan. The funds were placed in escrow as additional collateral for the $35 million senior secured loan. The funds were to be released in July 2001 if, among other conditions, the Company had at least $7 million in pre-tax income through June of 2001 and, at that time, Mr. Garcia would have guaranteed 33.3% of the $35 million facility. The Company did not meet this pre-tax income requirement for the first six months of 2001.
Therefore, per the loan agreement, Mr. Garcia is now entitled to receive warrants from the Company for 1.5 million shares of stock, vesting over a one-year period, at an exercise price of $4.50 subject to certain conditions. Under the terms of the senior secured loan agreement, any necessary shareholder approval is a condition of the issuance of the warrants. NASDAQ has advised the

Company that they believe that shareholder approval is required. We are requesting approval of the warrants at our December 2001 annual meeting. Also as consideration for the loan, the Company released all options to purchase real estate that were then owned by Verde and leased to the Company. We also granted Verde the option to purchase, at book value, any or all properties currently owned by the Company, or acquired by the Company prior to the earlier of December 31, 2001, or the date the loan is repaid. Verde agreed to lease the properties back to the Company, on terms similar to our current leases, if it exercises its option to purchase any of the properties. The loan is secured by residual interests in the Company's securitization transactions but is subordinate to the senior secured loan facility. The loan requires quarterly interest payments at LIBOR plus 600 basis points and is subject to pro rata reductions if certain conditions are met. An independent committee of the Company's board reviewed and negotiated the terms of this subordinated loan and the Company also received an opinion from an investment banker, which deemed the loan fair from a financial point of view both to the Company's stockholders and the Company. The balance of the note with Verde was $6.0 million at September 30, 2001.

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

     In May 2001, Verde purchased one of the Company properties at its approximate book value of $1,650,000. Verde has leased the property back to the Company under a 20-year lease, which expires May 2021. The lease is a triple net lease with an increase approximately 2% in year two and an annual CPI adjustments thereafter.

Accounting Matters

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

     The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of adoption of SFAS No. 143.

     In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

     As of January 1, 2002, the Company expects to have unamortized goodwill of approximately $11.6 million and no unamortized identifiable intangible assets. The goodwill will be subject to the transition provisions of Statements 141 and
142. Amortization expense related to goodwill was approximately $1.0 million, $0.2 million and $0.7 million for the year ended December 31, 2000 and for the three and nine months ended September 30 , 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a result of the cumulative effect of this change in accounting principle.

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

We Make Forward Looking Statements

     This report includes statements that constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We claim the protection of the safe-harbor for our forward-looking statements. Forward-looking statements are often characterized by the words "may," "anticipates," "believes," "estimates," "projects," "expects" or similar expressions and do not reflect historical facts. Forward-looking statements in this report relate, among other matters, to: adverse economic conditions; anticipated financial results, such as sales, other revenues and loan portfolios, improvements in underwriting, adequacy of the allowance for credit losses, and improvements in recoveries and loan performance, including delinquencies and charge offs; our ability to retain our inventory and warehouse lines of credit; roll-out of collectors to our dealerships; the success of cost savings initiatives; improvements in inventory and inventory mix; favorable interest rate environment; and e-commerce related growth and loan performance. Forward looking statements include risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward looking statements, some of which we cannot predict or quantify.

Factors that could affect our results and cause or contribute to differences from these forward-looking statements include, but are not limited to: any decline in consumer acceptance of our car sales strategies or marketing campaigns; any inability to finance our operations in light of a tight credit market for the sub-prime industry and our current financial circumstances; any deterioration in the used car finance industry or increased competition in the used car sales and finance industry; any inability to monitor and improve our underwriting and collection processes; any changes in estimates and assumptions in, and the ongoing adequacy of, our allowance for credit losses; any inability to continue to reduce operating expenses as a percentage of sales; increases in interest rates; adverse economic conditions; any material litigation against us or material, unexpected developments in existing litigation; any new or revised accounting, tax or legal guidance that adversely affect used car sales or financing;  and  developments  with  respect  to Mr.  Garcia's  offer to take us private. Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors," in our most recent report on Form 10-K, in Exhibit 99 attached to this Quarterly Report on Form 10-Q and elsewhere in our Securities and Exchange Commission filings. In addition, the foregoing factors may affect generally our business, results of operations and financial position. There may also be other factors that we are currently unable to identify or quantify, but may arise or become known in the future. Forward-looking statements speak only as of the dated the statement was made. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or for any other reason.

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

     Our financial instruments consist primarily of fixed rate finance receivables, residual interests in pools of fixed rate finance receivables, short-term variable rate revolving Notes Receivable, and variable and fixed rate Notes Payable. Our finance receivables are classified as subprime loans and generally bear interest at the lower of 29.9% or the maximum interest rate allowed in states that impose interest rate limits. At September 30, 2001, the scheduled maturities on our finance receivables ranged from one to 48 months, with a weighted average maturity of 23.8 months. The interest rates we charge our customers on finance receivables has not changed as a result of fluctuations in market interest rates, although we may increase the interest rates we charge in the future if market interest rates increase. A large component of our debt at September 30, 2001 is the Collateralized Notes Payable (Class A obligations) issued under our securitization program. Issuing debt through our securitization program allows us to mitigate our interest rate risk by reducing the balance of the variable revolving line of credit and replacing it with a lower fixed rate note payable. We are subject to interest rate risk on fixed rate Notes Payable to the extent that future interest rates are lower than the interest rates on our existing Notes Payable.

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

     There has also been litigation filed in connection with or related to the intent and/or offer of our chairman, Mr. Garcia, to purchase all of our outstanding common stock not owned by him. On March 20, 2001, a shareholder derivative complaint was filed, purportedly on behalf of Ugly Duckling Corporation, in the Court of Chancery for the State of Delaware in New Castle County, captioned Berger v. Garcia, et al., No. 18746NC. The complaint alleges that our current directors breached fiduciary duties owed to us in connection with certain transactions between us and Mr. Garcia and various entities controlled by Mr. Garcia. The complaint was amended on April 17, 2001 to add a
                                       24
second cause of action, on behalf of all persons who own our common stock, and their successors in interest, which alleges that our current directors breached fiduciary duties in connection with the proposed acquisition by Mr. Garcia of all of the outstanding shares of Ugly Duckling common stock. Ugly Duckling is named as a nominal defendant in the action. The original cause of action seeks to void all transactions deemed to have been approved in breach of fiduciary duty and recovery by Ugly Duckling of alleged compensatory damages sustained as a result of the transactions. The second cause of action seeks to enjoin us from proceeding with the proposed acquisition by Mr. Garcia, or, in the alternative, awarding compensatory damages to the class.

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

     These cases were consolidated in June 2001. In September 2001 Mr. Garcia withdrew his offer. If plaintiffs continue to pursue their claims we intend to vigorously defend against the plaintiff's allegations and believe that the actions are without merit.

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

     None

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     Exhibit 10.1 - Loan and Security Agreement dated as of August 24, 2001between the Registrant and Automotive Finance Corporation

     Exhibit 10.2 - Covenant Waiver Letter dated November 1, 2001 between the Registrant and Automotive Finance Corporation

     Exhibit 10.3 - Covenant Waiver Letter dated November 9, 2001 between the Registrant and Greenwich Capital Financial Products, Incorporated

     Exhibit 10.4 - Covenant Waiver Letter dated November 9, 2001 between the Registrant and Sun America Life Insurance Company

     Exhibit  99 -  Statement  Regarding  Forward  Looking  Statements  and Risk
     Factors

     (b)  Reports on Form 8-K.

     During the third quarter of 2001, the Company filed three reports on Form 8-K. The first report on Form 8-K, dated September 14, 2001 and filed September 14, 2001, reported Ugly Duckling's closing of an Inventory Line of Credit, filed as an exhibit to the Form 8-K, was a press release dated September 6, 2001, entitled "Ugly Duckling Announces Closing of an Inventory Line of Credit". The second report on Form 8-K dated September 25, 2001 and filed September 25, 2001, reported the withdrawal of an offer made by Mr. Ernest C. Garcia II, Ugly Duckling's Chairman and largest stockholder, to purchase all of the outstanding shares of common stock of Ugly Duckling not already owned by Mr. Garcia, and filed as an exhibit to the Form 8-K was a press release dated September 24, 2001 entitled "Ugly Duckling Reports Withdrawal of Chairman's April 2001 Offer to Purchase Outstanding Common Stock." The third report on Form 8-K, dated October 25, 2001 and filed October 25, 2001, reported Ugly Duckling's third quarter 2001 earnings, and filed as an exhibit to the Form 8-K was a press release dated October 25, 2001 entitled "Ugly Duckling Reports Third Quarter and Nine Month Results."

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         UGLY DUCKLING CORPORATION
         /s/ STEVEN T. DARAK
         -------------------------------------------
         STEVEN T. DARAK
         Senior Vice President and
         Chief Financial Officer
         (Principal Financial and Accounting Officer)

Date:  November 14, 2001


EXHIBIT INDEX

     Exhibit
     Number                                     Description
     -------                                    -----------
     10.1      Loan and Security Agreement dated as of August 24, 2001 between the
               Registrant and Automotive Finance Corporation

     10.2      Covenant Waiver Letter dated November 1, 2001 between the Registrant and
               Automotive Finance Corporation

     10.3      Covenant Waiver Letter dated November 9, 2001 between the Registrant and
               Greenwich Capital Financial Products, Incorporated

     10.4      Covenant Waiver Letter dated November 9, 2001 between the Registrant and
               Sun America Life Insurance Company

       99      Statement Regarding Forward Looking Statements and Risk Factors
