Form 10-Q/A
period 2001-09-30
UGLY DUCKLING CORP
filed 2001-11-28
CIK 1012704

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

                            UGLY DUCKLING CORPORATION

                                   FORM 10-Q/A
                               (Amendment No. 1)

                                TABLE OF CONTENTS

                                                                                                                        Page
                          Part I - FINANCIAL STATEMENTS

  Item 1.            FINANCIAL STATEMENTS
                     Condensed Consolidated Balance Sheets-- September 30, 2001 and December 31, 2000                       1
                     Condensed Consolidated Statements of Operations-- Three and Nine Months Ended
                     September 30, 2001 and 2000                                                                            2
                     Condensed Consolidated Statements of Cash Flows-- Nine Months Ended
                         September 30, 2001 and 2000                                                                        3
                     Notes to Condensed Consolidated Financial Statements                                                   4
  Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 10

                     SIGNATURES                                                                                            25


                               TEXT OF AMENDMENT

Ugly  Duckling  Corporation  is filing this  Amendment on Form 10-Q/A to correct
Part I, Item 1, Financial Statements and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note 6. Business Segments, summary of operating activity by business segments for the Three Months and Nine Months ended September 30, 2001 and 2000 included in Part I, Item 1, had a typographical error on the line "Sales of Used Cars" for the three months ended September 30, 2000. The total sales of used cars for the three months ended September 30, 2000 was reported as $6,636 (in thousands). The total sales of used cars for the three months ended September 30, 2000 should have been $126,636 (in thousands).

The table, "Pool's Cumulative Net Losses as Percentage of Pool's Original Aggregate Principal Balance" included in Part I, Item 2 had a typographical error on line "2001, 2nd Quarter - 0 monthly payments". The monthly payment percentage at 0 months for the 2nd Quarter of 2001 was reported as 5.7%. The monthly payment percentage at 0 months for the 2nd Quarter of 2001 should have been 0.5%

Set forth below are  corrected  Part I, Item I,  Financial  Statments and Part I
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations

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


          Pools' Cumulative Net Losses as Percentage of Pools' Original
                           Aggregate Principal Balance
                                ($ in thousands)

                                  Monthly Payments Completed by Customer Before Charge Off
                                  ---------------------------------------------------------
                      Orig.      0       3       6        12       18       24      TLI    Reduced
                    -------     ---     ---     ---      ---      ---      ---     ----    -------
   1993             $12,984    8.8%   21.4%   27.6%    32.8%    34.8%    35.3%    36.8%     100.0%
   1994             $23,589    5.3%   14.6%   19.6%    25.2%    27.5%    28.2%    28.8%     100.0%
   1995             $36,569    1.9%    8.1%   13.1%    19.0%    22.1%    23.4%    24.1%     100.0%
   1996             $48,996    1.5%    8.1%   13.9%    22.1%    26.2%    27.9%    28.9%     100.0%
   1997
   1st Quarter      $16,279    2.1%   10.7%   18.2%    24.8%    29.8%    32.0%    33.5%     100.0%
   2nd Quarter      $25,875    1.5%    9.9%   15.8%    22.7%    27.3%    29.4%    30.6%     100.0%
   3rd Quarter      $32,147    1.4%    8.3%   13.2%    22.4%    26.9%    29.1%    30.6%     100.0%
   4th Quarter      $42,529    1.4%    6.8%   12.6%    21.8%    26.0%    28.7%    29.9%     100.0%
   1998
   1st Quarter      $69,708    0.9%    6.9%   13.4%    20.9%    26.3%    28.7%    29.9%     100.0%
   2nd Quarter      $66,908    1.1%    8.1%   14.2%    21.7%    27.2%    29.1%    30.2%      99.8%
   3rd Quarter      $71,027    1.0%    7.9%   13.2%    22.9%    27.7%    30.2%    30.9%      99.7%
   4th Quarter      $69,583    0.9%    6.6%   13.1%    24.2%    28.9%    31.3%    32.1%      98.9%
   1999
   1st Quarter     $103,068    0.8%    7.4%   15.0%    23.5%    29.3%    31.5%    32.3%      96.9%
   2nd Quarter      $95,768    1.1%    9.9%   16.7%    25.3%    31.3%    33.7%    34.1%      93.0%
   3rd Quarter     $102,585    1.0%    8.3%   14.1%    25.2%    30.8%      x      33.2%      88.4%
   4th Quarter      $80,641    0.7%    5.9%   12.6%    23.6%    29.0%      --     30.2%      81.8%
   2000
   1st Quarter     $128,123    0.3%    6.5%   14.6%    24.1%      x        --     29.1%      74.6%
   2nd Quarter     $118,778    0.6%    8.6%   15.9%    25.9%      --       --     28.4%      66.3%
   3rd Quarter     $124,367    0.7%    7.7%   14.3%      x        --       --     23.8%      55.5%
   4th Quarter     $100,823    0.6%    6.6%   13.6%      --       --       --     18.0%      43.4%
   2001
   1st Quarter     $126,015    0.4%    6.4%      x       --       --       --     11.4%      31.9%
   2nd Quarter     $103,615    0.5%     x       --       --       --       --      4.5%      18.4%
   3rd Quarter     $109,037     x      --       --       --       --       --      0.4%       3.9%



     The following table sets forth the principal balances delinquency status as a percentage of total outstanding loan principal balances.


                                                      September 30,      September 30,       December 31,
Days Delinquent:                                           2001                2000               2000
                                                    ----------------   ----------------  -----------------
Current                                                       67.4%               72.4%              66.1%
1-30 Days                                                     24.0%               19.3%              26.1%
31-60 Days                                                     5.3%                4.9%               4.7%
61-90 Days                                                     3.3%                3.4%               3.1%
                                                    ----------------   -----------------  -----------------
Total Portfolio                                              100.0%              100.0%             100.0%
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

Date:  November 28, 2001