Form 10-K
period 2002-03-15
UGLY DUCKLING CORP
filed 2002-04-01
CIK 1012704

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

                   For the fiscal year ended December 31, 2001
                                       or
       [] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to _____________.


                         Commission File Number 0-20841
                            UGLY DUCKLING CORPORATION

             (Exact name of registrant as specified in its charter)

             Delaware                                      86-0721358
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


     4020 E. Indian School Road,
          Phoenix, Arizona                                   85018
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 29, 2002, there were 100 shares of common stock of the Registrant, all of which are owned by UDC Holdings Corporation.

================================================================================

                            Ugly Duckling Corporation
                                TABLE OF CONTENTS
                   For the fiscal year ended December 31, 2001

                                                                                                                            Page
  PART I
             Item 1       Business.....................................................................................        1
             Item 2       Properties...................................................................................        5
             Item 3       Legal Proceedings............................................................................        5
             Item 4       Submission Of Matters To A Vote Of Security Holders..........................................        6
             Item 4A      Executive Officers Of The Registrant.........................................................        6
  PART II
             Item 5       Market Price Of The Registrant's Common Equity Securities And Related
                          Stockholder Matters..........................................................................        7
             Item 6       Selected Consolidated Financial Data.........................................................        7
             Item 7       Management's Discussion And Analysis Of Financial Condition And
                          Results Of Operations........................................................................       10
             Item 7A      Quantitative And Qualitative Disclosures About Market Risk...................................       32
             Item 8       Consolidated Financial Statements And Supplementary Data.....................................       34
             Item 9       Changes In And Disagreements With Accountants On Accounting and
                          Financial Disclosures........................................................................       59
  PART III
             Item 10      Directors And Executive Officers Of The Registrant...........................................       59
             Item 11      Executive Compensation.......................................................................       59
             Item 12      Security Ownership Of Certain Beneficial Owners And Management...............................       62
             Item 13      Certain Relationships And Related Transactions...............................................       63
  PART IV
             Item 14      Exhibits, Consolidated Financial Statement Schedules, And Reports On
                          Form 8-K.....................................................................................       65
  Signatures...........................................................................................................       70

                                     PART I

                               ITEM 1 -- BUSINESS

Principal Line of Business

     We operate the largest chain of buy-here pay-here car dealerships in the United States. At December 31, 2001, we operated 76 dealerships located in eleven large markets from coast to coast. We have one primary line of business: to sell and finance quality used vehicles exclusively to customers within the sub-prime segment of the used car market.

     Our business is divided into three operating segments. Information about our operating segments can be found in Note (18) of the Notes to Consolidated Financial Statements. Operating segment information is also included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Segment Information".

     We commenced operations through various entities beginning in 1989. Ugly Duckling Corporation was formed in Arizona in 1992 and was reincorporated in Delaware in 1996.

     For a discussion of our recent giong private transaction, see "Legal Proceedings - Closing of Going Private Transaction."

               Overview of Used Car Sales and Finance Industry (1)

Used Car Sales and Financing

     Used car retail sales typically occur through either manufacturer's franchised new car dealerships that sell used cars or through independent used car dealerships. The market for used car sales is significant and has approximately 22,000 franchised and 54,000 independent used car dealers in the United States.

     The automobile financing industry is the third-largest consumer finance market in the country, after mortgage debt and credit card revolving debt. This industry is served by such traditional lending sources as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and buy-here pay-here dealers. In general, the industry is categorized according to the type of car sold (new versus used) and the credit characteristics of the borrower. Based on these credit characteristics, credit worthiness classifications have evolved generally ranging from A through D, with the D classification representing those customers being the least credit worthy. The C and D, or sub-prime segment, is comprised of customers who typically have limited credit histories, low incomes or past credit problems. This sub-prime market segment alone is estimated to produce $147 billion in year 2002 retail sales. Of the C and D total market, independent used car dealerships provide approximately $64 billion of total retail sales, or 43.5%.

     We are a buy-here pay-here dealer and participate in the sub-prime segment of the independent used car sales and finance market. Buy-here pay-here dealers typically offer their customers certain advantages over more traditional financing sources, including:

     o    expanded credit opportunities;

     o flexible payment terms, including structuring loan payment due dates as weekly or biweekly, often coinciding with a customer's payday; and

     o the ability to make payments in person at the dealerships. This is an important feature to many sub-prime borrowers who may not have checking accounts or are otherwise unable to make payments by the due date through use of the mail due to the timing of paydays.
--------------------------------------------------------------------------------
(1) The industry statistical information presented in this section is from information provided to us by CNW Marketing/Research of Brandon, Oregon.

                     Company Dealership (Retail) Operations

Growth in Dealership Sites

     We commenced dealership operations in 1992 with the acquisition of two dealerships in Arizona. At December 31, 1996, we had expanded to 8 dealerships, all in Arizona. Beginning in 1997, we expanded through a combination of de novo dealership developments and acquisitions. Acquisitions in 1997 and 1999 added 38 dealerships in ten new markets outside of Arizona. Since 1996, we have also developed a total of 26 de novo sites in existing markets. In December 2000 we closed one of our Arizona dealerships due to a land condemnation by the State of Arizona for a freeway project and in 2001 we closed a second dealership in Arizona and consolidated its business with another one of our stores. We have slowed our growth of used car dealerships and have decided to focus on improving profitability of existing operations and conserving capital. On March 4, 2002, the Company was taken private and as a result our ability to grow through the acquisition of additional stores, new or used, will be limited by our ability to access additional capital resources. See Note (17) of the Notes to Consolidated Financial Statements for a further discussion of the going private transaction and see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Risk Factors".

The following table summarizes the number of dealerships in operation by market for the last three years:

                                      Dealerships by Market
                              ---------------------------------------
                                2001           2000          1999
                              ----------     ---------     ----------
Los Angeles.............          13             13            12
Phoenix.................           7              8             9
San Antonio.............           9              9             9
Atlanta.................           9              9             9
Tampa...................           9              9             9
Dallas..................           9              9             7
Richmond................           5              5             5
Orlando.................           7              7             4
Tucson..................           3              3             3
Albuquerque.............           3              3             3
Las Vegas...............           2              2             2
                              ----------     ---------     ----------
                                  76             77            72
                              ==========     =========     ==========

Retail Car Sales

     We distinguish our retail operations from those of typical buy-here pay-here dealers through our:

o dedication to customer service,      o advertising and marketing programs,
o larger inventories of used cars,     o upgraded facilities, and
o network of multiple locations,       o centralized purchasing.

     Our dealerships are generally located in high visibility, high traffic commercial areas, and tend to be newer and cleaner in appearance than other buy-here pay-here dealerships. These characteristics help promote our image as a friendly and reputable business. We believe this image, coupled with our widespread brand name recognition, enables us to attract customers who might otherwise visit another buy-here pay-here dealer.

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

     Our dealerships generally maintain an average inventory of 50 to 150 used cars and feature a wide selection of makes and models (with ages generally ranging from 3 to 8 years) and a range of sale prices. This inventory allows us to meet the tastes and budgets of a broad range of potential customers. We acquire our inventory from new or late-model used car dealers, used car wholesalers, used car auctions, and customer trade-ins. In making purchases, we take into account each car's retail value, longevity, and the costs of buying, reconditioning, and delivering the car for resale. After purchase, cars are generally delivered to one of our 13 inspection centers, where they are inspected and reconditioned for sale.


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

     During 2000, we initiated a risk management department, which has developed and continues to focus on credit risk modeling techniques for our business. As a result of the establishment of this function, we have already made significant business adjustments in our underwriting policies. We anticipate that these will have a positive impact in lowering loan losses on new originations. In 2001, we developed and implemented our first generation of statistically derived scorecards. We believe these tools will improve our ability to assess and manage underwriting quality.

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

     Unlike most other used car dealership chains or automobile finance companies, we encourage our customers to make payments on their loans in person at any of our dealerships or at any of our collection facilities. When a past due customer arrives to make a payment, the Office Coordinator processing the payment will notify the in-store account representative. This allows the account representative to speak with the customer in person and reinforce the importance of making payments on time. Payments received at our dealerships currently account for more than 70% of monthly loan receipts.

     Although the majority of customer payments are made at the dealerships, we utilized central collection facilities for all loans until 2000. In March of 2001, we completed the move of collections for accounts less than 60 days delinquent out to the individual dealerships. This enables our collectors to have more direct contact with our customers, which we believe improves collections and customer service. In addition, during 2001 we closed our collection centers in Clearwater, Florida and Tucson, Arizona and consolidated these functions at our collection facilities in Gilbert, Arizona and Dallas, Texas. Currently all accounts greater than 60 days delinquent are serviced by our Gilbert Collection Center.

Integrated Computer System

     We manage all the operations of our inspection centers, dealerships, loan service centers, and our accounting and reporting functions with a single integrated computer system. When we purchase a used car, the system adds the car to inventory and records the appropriate entries in our accounting system. Reconditioning costs also are subsequently tracked for each car. With the generation of a sales contract, the system adds the loan to our loan servicing and collections database and records the sale, cost of sale, inventory, loan and all related entries in our accounting system. We use both local and wide-area data and voice communication networks that allow us to account for all purchase and sale activity centrally and to service large volumes of loans from one of our centralized servicing facilities. At the same time, we retain the capability and flexibility that allows our customers to make payments at any of our dealership locations. We also have developed comprehensive databases and sophisticated management tools, including static pool analysis, to analyze customer payment history and loan performance and to monitor underwriting effectiveness.

Advertising and Marketing

     In general, our advertising campaigns emphasize our ability to provide financing to most sub-prime borrowers, our multiple locations and our wide selection of quality used cars. We believe that our marketing approach creates brand name recognition and promotes our image as a professional, yet approachable, business. We use television, radio, billboard, and print advertising, as well as Internet sites at www.uglyduckling.com and www.duckloans.com to market our dealerships. We also operate a loan-by-phone program using our toll-free telephone number of 1-800-THE-DUCK. Substantially all our marketing materials are produced in both English and Spanish.

     A primary focus of our marketing strategy is our ability to finance consumers with poor credit histories. Consequently, we have initiated innovative marketing programs designed to attract sub-prime borrowers, assist these customers in establishing good credit, reward those customers who pay on time, develop customer loyalty, and increase referral and repeat business.

Internet Activity

     In 1999, we began to accept credit inquiries via the Internet on our web site at www.uglyduckling.com. In 2001, we added a new Internet site, www.duckloans.com. Credit inquiries received over the web are reviewed by our employees, who then contact the customers and schedule appointments. The sales process is then completed at the store. This "clicks and mortar" approach has increased our internet generated sales dramatically since inception in 1999, with internet based applications spawning sales totaling $58.0 million during 2001, $36.9 million during 2000, and $8.0 million in 1999. We are in the process of developing new strategies to increase Internet application levels and enhance closing ratios, and believe sales activity via the Internet has become a complimentary method of expanding our base of operations.

Securitization Program

     We periodically securitize our loan portfolio as a significant source of capital to finance our business. Historically we have applied two methods in structuring these transactions. For the quarter ended September 30, 1998 and for prior periods, we structured and recorded securitization transactions for accounting purposes using what we refer to as the "gain on sale" method. After September 30, 1998, we changed the way we structured and recorded securitization transactions for accounting purposes to what we refer to as the "collateralized borrowing" method. The application of these two methods in structuring and recording securitization transactions result in materially different accounting entries on our books. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Other Significant Items."

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

Trademarks and Proprietary Rights

     We have an ongoing program under which we evaluate our intellectual property and consider appropriate federal and state intellectual property related filings. We believe that there is significant value in our trademarks, but that our business as a whole is not materially dependent on our trademarks. We believe we have taken appropriate measures to protect our proprietary rights. However, there can be no assurance that these efforts have been successful.

Employees

     At February 28, 2002, we employed approximately 2,200 persons, with 1,400, 600 and 200 employed in the operation of our retail, portfolio and corporate segments, respectively. None of our employees are covered by a collective bargaining agreement.

Seasonality

     Historically, we have experienced higher same store revenues in the first three quarters of the year than in the last quarter of the year. We believe that these results are due to seasonal buying patterns resulting in part because many of our customers receive income tax refunds during the first half of the year, which are a primary source of down payments on used car purchases.

                              ITEM 2 -- PROPERTIES

     As of December 31, 2001, we owned nine properties and all other facilities were leased. For a description of our major leases, see "Management's Discussion and Analysis of Financial Condition and Results of Operations "Liquidity and Capital Resources - Supplemental Borrowings - Sale-Leaseback of Real Property" and "- Liquidity and Capital Resources - Capital Expenditures and Commitments." Facilities operated currently include 76 dealerships, 13 inspection centers, 2 service centers focusing on after sale repairs, 2 loan administration and collection facilities that service our loan portfolio, and our corporate office. In May 2001, we closed two of our four loan administration and collection facilities. See Note (1) of the Notes to Consolidated Financial Statements for further discussion of these closings. In April and July 2001, we closed a service center located in Los Angeles, California, and San Antonio, Texas, respectively. In August 2001, we closed one dealership located in Phoenix, Arizona and consolidated its business with another one of our stores. In August 2001 our corporate headquarters' lease expired and we relocated our corporate offices to a facility leased from Verde Investments, Inc., an affiliate of Mr. Ernest Garcia II, our chairman. See Note (7) of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Supplemental Borrowings - Sale-Leaseback of Property."

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

     Going Private Transaction Related Actions. On March 20, 2001, a shareholder derivative complaint was filed, purportedly on behalf of Ugly Duckling Corporation, in the Court of Chancery for the State of Delaware in New Castle County, captioned Berger v. Garcia, et al., No. 18746NC. The complaint alleges that our current directors breached fiduciary duties owed to us in connection with certain transactions between us and Mr. Garcia and various entities controlled by Mr. Garcia. The complaint was amended on April 17, 2001 to add a second cause of action, on behalf of all persons who owned our common stock, and their successors in interest, which alleges that our current directors breached fiduciary duties in connection with the then proposed acquisition by Mr. Garcia of all of the outstanding shares of Ugly Duckling common stock. Ugly Duckling is named as a nominal defendant in the action. The original cause of action seeks to void all transactions deemed to have been approved in breach of fiduciary duty and recovery by Ugly Duckling of alleged compensatory damages sustained as a result of the transactions. The second cause of action sought to enjoin us from proceeding with the proposed acquisition by Mr. Garcia, or, in the alternative, awarding compensatory damages to the class.

     Following Mr. Garcia's offer in early April 2001, five additional and separate purported shareholder class action complaints were filed between April 17 and April 25, 2001 in the Court of Chancery for the State of Delaware in New Castle County. They are captioned Turberg v. Ugly Duckling Corp., et al., No. 18828NC, Brecher v. Ugly Duckling Corp., et al., No. 18829NC, Suprina v. Ugly Duckling Corporation, et al., No. 18830NC, Benton v. Ugly Duckling Corp., et al., No. 18838NC, and Don Hankey Living Trust v. Ugly Duckling Corporation, et al., No. 18843NC. Each complaint alleges that Ugly Duckling, and its directors, breached fiduciary duties in connection with the proposed acquisition by Mr. Garcia of all of the outstanding shares of the Ugly Duckling common stock. The complaints sought to enjoin the then proposed acquisition by Mr. Garcia and to recover compensatory damages caused by the proposed acquisition and the alleged breach of fiduciary duties. These cases were consolidated in June 2001.

     In September, 2001, Mr. Garcia withdrew his offer to acquire our common stock by means of a merger, and in November 2001 initiated a tender offer for our stock. On December 10, 2001, we announced our Board of Directors had agreed to an amended tender offer and back end merger at $3.53 per share, and an agreement in principle to resolve the shareholder litigation. In January 2002, after the completion of confirmatory discovery, a settlement agreement was entered into resolving this litigation. A settlement hearing is scheduled for April 17, 2002, and we mailed a notice to shareholders of the settlement and the hearing. The settlement resolves the litigation and includes a payment by us of the plaintiffs' attorney fees with the court setting the actual amount to be awarded. However, we cannot determine at this time the amount of the ultimate exposure.

     Closing of Going Private Transaction. UDC Acquisition Corp., an entity controlled by Ugly Duckling's Chairman, Mr. Ernest Garcia, and Ugly Duckling's President and Chief Executive Officer, Gregory B. Sullivan, successfully completed its amended tender offer for the common stock of Ugly Duckling not owned by Mr. Garcia, Mr. Sullivan or their affiliates. As of the expiration of the offer, UDC Acquisition Corp. owned or controlled over 92% of the Company's outstanding shares when combined with the shares already owned by Mr. Garcia, Mr. Sullivan and their affiliates. Because UDC Acquisition Corp. owned more than 90% of the common stock of Ugly Duckling, it was able to complete a short form merger with and into Ugly Duckling without any further action by Ugly Duckling shareholders. The merger closed on March 4, 2002 and Ugly Duckling Corporation was the surviving entity.

          ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fourth quarter of 2001.

                 ITEM 4A -- EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Information Concerning our Chairman of the Board and our Executive Officers as of March 2002.



                Name                    Age              Position
       ----------------------------     ---   -----------------------------------
       Ernest C. Garcia II ........      44   Chairman of the Board
       Gregory B. Sullivan.........      43   President, Chief Executive Officer and Director
       Mark G. Sauder..............      41   Vice President, Chief Financial Officer
       Jon D. Ehlinger.............      44   Vice President, General Counsel and Secretary
       C. Robert Fulton............      36   Vice President, Treasurer

     Ernest C. Garcia II has served as our Chairman of the Board since 1992. Mr. Garcia served as Chief Executive Officer from 1992 to 1999, and served as President from 1992 to 1996. Mr. Garcia is the majority stockholder of Ugly Duckling, owning indirectly approximately 90% of our stock as of March 29, 2002. Mr. Garcia is President of Verde Investments, Inc. (Verde), a real estate investment corporation that is also an affiliate of ours.

     Gregory B. Sullivan was appointed Chief Executive Officer in July 1999. Mr. Sullivan has served as our President since March 1996 and as of March 29, 2002 indirectly owns 10% of our stock. In 1998, Mr. Sullivan was elected to our Board of Directors. Mr. Sullivan has also served as President of Ugly Duckling Car Sales, Inc. since December 1996. From 1995 through February 1996, Mr. Sullivan was a consultant to us. Mr. Sullivan formerly served as President and principal stockholder of an amusement game manufacturing company that he co-founded in 1989 and sold in 1994. Prior to 1989, Mr. Sullivan was involved in the securities industry and practiced law with a large Arizona firm. He is an inactive member of the State Bar of Arizona.

     Mark G. Sauder was appointed as Vice President, Chief Financial Officer and Principal Accounting Officer in February 2002. From September 1997 to December 2001, he held various executive management positions for Cygnet Dealer Finance, Inc. and its affiliate ZoomLot Corporation, including serving as Chief Operating Officer and Chief Financial Officer. Cygnet and ZoomLot were in the business of providing credit facilities for, and/or purchasing and selling retail installment contracts from, sub-prime auto dealers. From 1990 to 1997 Mr. Sauder served as CFO for a real estate lending and development company. Prior to 1990, Mr. Sauder held senior financial, management or accounting positions with a major real estate developer, a financial institution and a public accounting firm.

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

     Our officers are elected each year by our Board of Directors. Our officers hold office until their successors are chosen and qualified or until their earlier retirement, resignation, or removal. There is no family relationship among any of our officers and directors.

                                     PART II

       ITEM 5 -- MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY SECURITIES
                         AND RELATED STOCKHOLDER MATTERS

     Our common stock was traded on the Nasdaq Stock Market under the symbol "UGLY." The high and low closing sales prices of the common stock, as reported by Nasdaq for the two most recent fiscal years are reported below.

                                                                                                        Market Price
                                                                                                    ------------------
                                                                                                    High           Low
                                                                                                    ----           ---
    Fiscal Year 2001:
    First Quarter...........................................................................     $     4.81    $     3.38
    Second Quarter..........................................................................           4.90          3.19
    Third Quarter...........................................................................           4.50          2.52
    Fourth Quarter..........................................................................           3.45          2.00
    Fiscal Year 2000:
    First Quarter...........................................................................     $     8.50    $     6.69
    Second Quarter..........................................................................           8.13          6.84
    Third Quarter...........................................................................           7.50          5.81
    Fourth Quarter..........................................................................           5.88          3.94

     On March 4, 2002, we were delisted from Nasdaq. Our last reported trading price on March 4, 2002 was $3.50. See "Security Ownership of Certain Beneficial Owners and Management."

     Dividend Policy. It is the current policy of our Board of Directors to retain any earnings to finance the operations and expansion of our business. In addition, the terms of our primary revolving credit facility prevent us from declaring or paying dividends without consent of the lender. From time to time, our other financings may also include restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Financing Resources -- Revolving Facility."

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

     2000 Exchange Offer. In the second quarter of 2000, we issued a total of approximately $11.9 million of our 11% subordinated debentures due 2007 in exchange for approximately 1.1 million shares of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Supplemental Borrowings -- 2000 Exchange Offer." Beginning on April 24, 2000, the debentures became listed and traded on the American Stock Exchange under the ticker symbol UGY.


                 ITEM 6 -- SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our selected historical consolidated financial data for each of the years in the five-year period ended December 31, 2001. The selected annual historical consolidated financial data for 2001, 2000, 1999, 1998, and 1997 are derived in part from our consolidated financial statements audited by KPMG LLP, independent auditors. For additional information, see our consolidated financial statements included in this report. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain information presented below under the captions: "Other Operating Data", "Segment Operating Expense Data", "Balance Sheet Data" and "Loan Portfolio Data" is unaudited.

                            UGLY DUCKLING CORPORATION
                         Consolidated Operating Results
 (In thousands, except cars sold, per cars sold, and earnings per share amounts)

                                                                              Years Ended December 31,
                                                      -------------------------------------------------------------------------
                                                           2001         2000           1999           1998           1997
                                                      -------------------------------------------------------------------------

Cars Sold                                                  47,718       56,870         46,120         35,964         16,636
                                                      =========================================================================

Total Revenues                                        $   571,378  $   603,001   $    458,482   $    332,479   $    155,419
                                                      =========================================================================

Sales of Used Cars                                    $   434,360  $   483,282   $    389,908   $    287,618   $    123,814
Less:
   Cost of Used Cars Sold                                 247,999      268,248        219,037        165,282         72,358
   Provision for Credit Losses                            151,071      141,971        102,955         65,318         22,354
                                                      -------------------------------------------------------------------------
                                                           35,290       73,063         67,916         57,018         29,102
                                                      -------------------------------------------------------------------------
Other Income (Expense):
   Interest Income                                        137,018      119,719         68,574         17,287         12,559
   Portfolio Interest Expense                            (30,457)     (26,698)       (14,597)        (2,860)          (175)
                                                      -------------------------------------------------------------------------
      Net Interest Income                                 106,561       93,021         53,977         14,427         12,384
   Servicing and Other Income                                  -            -              -          15,481         12,325
   Gain on Sale of Loans                                       -            -              -          12,093          6,721
                                                      -------------------------------------------------------------------------
Total other income                                        106,561       93,021         53,977         42,001         31,430

Income before Operating Expenses                          141,851      166,084        121,893         99,019         60,532
Operating Expenses:
     Selling and Marketing                                 25,134       28,756         23,132         18,246         10,538
     General and Administrative                           109,159      103,532         74,098         69,894         39,414
     Depreciation and Amortization                          9,512        9,065          6,948          4,912          3,148
                                                      -------------------------------------------------------------------------
      Operating Expenses                                  143,805      141,353        104,178         93,052         53,100
                                                      -------------------------------------------------------------------------

Income (Loss) before Other Interest Expense               (1,954)       24,731         17,715          5,967          7,432
Other Interest Expense                                     11,175        9,463          3,028            161            531
                                                      -------------------------------------------------------------------------

Earnings (Loss) before Income Taxes                      (13,129)       15,268         14,687          5,806          6,901
Income Taxes (Benefit)                                    (3,087)        6,205          6,000          2,351          2,820
                                                      -------------------------------------------------------------------------

Earnings (Loss) from Continuing Operations
   before Extraordinary Item:                            (10,042)        9,063          8,687          3,455          4,081
                                                      =========================================================================
Earnings (Loss) per Common Share from
   Continuing Operations before Extraodinary Item:
      Basic                                           $    (0.82)  $      0.67   $       0.58   $       0.19   $       0.23
                                                      =========================================================================
      Diluted                                         $    (0.82)  $      0.67   $       0.57   $       0.19   $       0.22
                                                      =========================================================================
Weighted Average Shares Used in Computation:
   Basic  Shares Outstanding                               12,286       13,481         15,093         18,082         17,832
                                                      =========================================================================
   Diluted Shares Outstanding                              12,286       13,627         15,329         18,405         18,234
                                                      =========================================================================

                                                                          Years Ended December 31,
                                                   ------------------------------------------------------------------------
                                                        2001          2000          1999          1998           1997
                                                   ------------------------------------------------------------------------
                                                 ($ in thousands, except number of dealerships, per car sold and per share amounts)
Operating Data:
Total Revenues                                        $   571,378  $   603,001   $    458,482   $    332,479   $    155,419
Sales of Used Cars                                    $   434,360  $   483,282   $    389,908   $    287,618   $    123,814
Earnings (Loss) from Cont Ops before Extraordinary
 Item per Diluted Share                               $    (0.82)  $      0.67   $       0.57   $       0.19   $       0.22
Earnings before Interest, Taxes, Depr. & Amort.       $    38,015  $    60,494   $     39,260   $     13,739   $     10,755
Internet Generated Revenue
 as Percent of Sales of Used Cars                           13.4%         7.6%           2.1%             *              *
Number Dealerships in Operation                                76           77             72             56             41
Average Sales per Dealership per Month                         52           62             64             63             79
Number of Used Cars Sold                                   47,718       56,870         46,120         35,964         16,636
Sales Price - Per Car Sold                            $     9,103  $     8,498   $      8,454   $      7,997   $      7,443
Cost of Sales - Per Car Sold                          $     5,197  $     4,717   $      4,749   $      4,595   $      4,349
Gross Margin - Per Car Sold                           $     3,906  $     3,781   $      3,705   $      3,402   $      3,094
Provision - Per Car Sold                              $     3,166  $     2,496   $      2,232   $      1,816   $      1,344
Total Operating Expense - Per Car Sold                $     3,014  $     2,486   $      2,259   $      2,587   $      3,192
Total Operating Income (Loss) - Per Car Sold          $      (41)  $       435   $        384   $        166   $        447
Total Operating Income (Loss)                         $   (1,954)  $    24,731   $     17,715   $      5,967   $      7,432
Earnings (Loss) before Income Taxes                   $  (13,129)  $    15,268   $     14,687   $      5,806   $      6,901
Cost of Used Cars as Percent of Sales                       57.1%        55.5%          56.2%          57.5%          58.4%
Gross Margin as Percent of Sales                            42.9%        44.5%          43.8%          42.5%          41.6%
Provision - % of Originations                               35.4%        30.1%          26.9%          23.6%          19.1%
Total Operating Expense - % of Total Revenues               25.2%        23.4%          22.7%          28.0%          34.2%
Segment Operating Expense Data:
Retail Operating Expense - Per Car Sold               $     1,792  $     1,579   $      1,550   $      1,574   $      1,760
Retail Operating Expense-% of Used Car Sales                19.7%        18.6%          18.3%          19.7%          23.7%
Corporate/Other Expense - Per Car Sold                $       535  $       412   $        417   $        462   $        625
Corporate/Other Expense - % of Total Revenue                 4.5%         3.9%           4.1%           5.0%           6.7%
Portfolio Expense - % of End of Period Managed
 Principal                                                   6.4%         5.4%           3.2%           6.8%           7.3%
Balance Sheet Data:
Finance Receivables, net                              $   495,254  $   500,469   $    365,586   $    126,168   $     60,778
Inventory                                             $    58,618  $    63,742   $     62,865   $     44,145   $     32,372
Total Assets                                          $   647,657  $   652,121   $    536,711   $    337,281   $    275,633
Portfolio Notes Payable                               $   377,305  $   406,551   $    275,774   $    101,732   $     65,171
Subordinated Notes Payable                            $    31,259  $    34,522   $     28,611   $     37,980   $     12,000
Total Debt                                            $   461,074  $   457,652   $    340,941   $    155,611   $     77,171
Total Stockholder's Equity                            $   145,483  $   155,400   $    165,680   $    162,767   $    181,774
Common Shares Outstanding - End of Period                  12,275       12,292         14,888         15,841         18,521
Book Value per Share                                  $     11.85  $     12.64   $      11.13   $      10.28   $       9.81
Tangible Book Value per Share                         $     10.91  $     11.62   $      10.15   $       9.36   $       8.93
Total Debt to Equity                                          3.2          2.9            2.1            1.0            0.4
Loan Portfolio Data:
Interest Income                                       $   137,018  $   119,719   $     68,574   $     17,287   $     12,559
Average Yield on Portfolio                                  26.3%        26.3%          25.9%          25.7%          26.7%
Portfolio Interest Expense                            $    30,457  $    26,698   $     14,597   $      2,860   $        175
Average Borrowing Cost                                       8.3%         8.7%           8.0%           9.5%             *
Principal Balances Originated                         $   426,221  $   472,091   $    382,335   $    277,226   $    116,830
Principal Balances Originated as % of Sales                 98.1%        97.7%          98.1%          96.4%          94.4%
Number of Loans Originated                                 47,461       56,666         45,756         35,560         16,001
Average Original Amount Financed                      $     8,980  $     8,331   $      8,356   $      7,796   $      7,301
Number of Loans Originated as % of Units Sold               99.5%        99.6%          99.2%          98.9%          96.2%
Portfolio Delinquencies:
     Current                                                64.5%        66.1%          63.2%          61.0%             *
     1 to 30 days                                           26.2%        26.1%          27.8%          32.2%             *
     31 to 60 days                                           5.6%         4.7%           5.9%           4.7%             *
     Over 60 days                                            3.7%         3.1%           3.1%           2.1%             *
Principal Outstanding - Managed                       $   514,699  $   519,005   $    424,480   $    292,683   $    183,321
Principal Outstanding - Retained                      $   514,699  $   514,946   $    358,818   $     93,936   $     55,965
Number of Loans Outstanding - Managed                      82,254       84,864         70,450         49,601         35,762
Number of Loans Outstanding - Retained                     82,254       82,598         53,081         12,415          7,993
* Information not available.


                ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this discussion and analysis we explain our general financial condition and results of operations. In particular, we analyze and explain the significant annual changes in the consolidated results of operations as well as significant annual changes for our retail, portfolio and corporate segments. As you read this discussion, you should refer to our Consolidated Financial Statements beginning on page 34, which contain our financial condition at December 31, 2001 and 2000 and the results of our operations for years ended December 31, 2001, 2000, and 1999.

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

    During 2000 we:
     o    implemented in store collectors in all 77 dealerships,
     o developed 5 new dealerships to increase our total number of dealerships in operation from 72 at December 31, 1999 to 77 at December 31, 2000,
     o    completed an exchange  offer through  which we acquired  approximately
          1.1 million shares of our common stock in exchange for $11.9 million of subordinated debentures,
     o repurchased an additional 1.6 million shares of our common stock at an average price of $7.19 per share, and
     o increased the amount charged to current operations for our provision for credit losses to 30.1% of originations, an increase from the amount previously charged of 27%.


    During 2001 we:
     o implemented loan grading resulting in higher credit standards and an improved underlying credit quality mix of originations,
     o incurred a significant increase in Provision for Credit Losses for 2001 to 35.4% of originations versus 30.1% in 2000, related primarily to prior year originations and the reduced speed of portfolio growth,
     o moved our corporate headquarters to a stand alone building in the third quarter that is estimated to save $0.7 million annually in rent and other general location costs,
     o completed a reduction in work force in the fourth quarter to save approximately $3.6 million annually in salary and wages and benefits,
     o consolidated collection and loan servicing centers by closing two of four centralized centers to save $0.9 million annually,
     o incurred $1.6 million in privatization expenses related to the tender offers made by Ernest C. Garcia II, and
     o felt the negative impact of the recession and the September 11 terrorist attacks on both our sales volumes and portfolio performance.

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

     Subsequent to September 30, 1998 - Beginning in the fourth quarter of 1998, we changed the way we structured securitization transactions for accounting purposes to what we refer to as the "collateralized borrowing" method and accordingly recognize the income and associated costs over the life of the loan. The change in structure beginning in the fourth quarter of 1998 did not affect our prior securitizations.

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

     September 30,1998 and prior. For the securitization transactions closed in the third quarter of 1998 and prior, we structured and recorded these transactions for accounting purposes using what we refer to as the "gain on sale" method. The computation of amounts reported as Gain on Sale income is equal to the difference between the sales proceeds for the Finance Receivables sold and our recorded investment in the Finance Receivables sold. Our investment in Finance Receivables consisted of the principal balance of the Finance
Receivables securitized net of the Allowance for Credit Losses related to the securitized receivables. We then reduced our Allowance for Credit Losses by the amount of Allowance for Credit Losses attributable to the loans securitized. We allocated the recorded investment in the Finance Receivables between the portion of the Finance Receivables sold and the portion retained based on the relative fair values on the date of sale.

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

Sales of Used Cars and Cost of Used Cars Sold ($ in thousands, except per car sold amounts)

                                              2001            2000             1999           % Change
                                         ---------------  --------------  -----------------------------------
                                                                                           2001      2000
                                                                                         --------------------
Number of Used Cars Sold ...........              47,718          56,870            46,120  (16.1%)     23.3%
                                         ===============  ==============  ================

Sales of Used Cars .................           $ 434,360       $ 483,282         $ 389,908  (10.1%)     23.9%

Cost of Used Cars Sold .............             247,999         268,248           219,037   (7.5%)     22.5%
                                         ---------------  --------------  ----------------
Gross Margin .......................           $ 186,361       $ 215,034         $ 170,871  (13.3%)     25.8%
                                         ===============  ==============  ================

Gross Margin % .....................               42.9%           44.5%             43.8%
Per Car Sold:
Sales ..............................           $   9,103       $   8,498          $  8,454     7.1%      0.5%

Cost of Used Cars Sold .............               5,197           4,717             4,749    10.2%    (0.7%)
                                         ---------------  --------------  ----------------
Gross Margin .......................           $   3,906       $   3,781          $  3,705     3.3%      2.1%
                                         ===============  ==============  ================

     The number of Used Cars Sold has decreased from 2000 to 2001 impacting the Sales of Used Cars. This is mainly attributable to the Company implementing higher credit standards combined with the effects of the recession. Further, we closed one dealership in December 2000 and another dealership in mid 2001. We anticipate future unit sales to remain constant as the recession eases, notwithstanding our continuing focus on improving credit quality and lack of dealership expansion. Through our analysis of the primary factors that influence loan performance, we determined that a higher cost and better quality of vehicle positively affects the gross loan loss rate across all credit grades. As a result we made a decision to upgrade the quality of our vehicle inventory in 2001 resulting in the average sales price increasing 7.1% and the cost of a vehicle increasing 10.2% in 2001. We foresee this trend continuing in 2002 as we continue to move toward better quality inventory. The average gross margin increased $125 per car in 2001 due to the Company increasing our gross margin dollar target combined with placing greater emphasis on achieving the gross margin target at the dealership management level. We calculate our vehicle sales price using a fixed dollar margin and not as a percentage of cost; therefore, when we increased the quality and the related cost of vehicles in 2001 the gross margin percentage decreased to 42.9%.

     Unit sales increased in 2000 compared to 1999 due primarily to the growth in number of dealerships from 72 in 1999 to 77 in 2000, coupled with an increase in the sales price per car sold. Same store revenues and unit sales remained comparable for 2000 and 1999. The gross margin improved in 2000 compared to 1999 as we were successful in increasing our sales prices by more than the increase in cost of used cars sold, along with initiatives to more tightly control the costs we were paying for our vehicles.

     Our Internet site continues to be a valuable tool generating a steady flow of credit applications, which lead to the closing of sales at the dealership. We accept credit applications from potential customers via our website, located at www.uglyduckling.com. Our employees review the credit applications received over the web and then contact the customers and schedule appointments at our dealerships. Internet applications continue to provide an increasing amount of sales. Although total Internet applications declined slightly to 50,000 in 2001, the close ratio improved resulting in 6,473 cars sold and $58.0 million of revenues in 2001 compared to 4,347 cars sold and $39.6 million in revenue in 2000. Internet activity resulted in $8.0 million of revenue in 1999. We also added a new website for credit applications in 2001, www.duckloans.com.

     The Company finances substantially all of its sales. In 2001 we implemented credit scoring that involves internally grading our sub-prime customers from A to D-. In order to shift our origination mix from the least profitable D grades toward the more profitable A to C grades, we implemented a policy of increasing down payment requirements for the D grade customer from $600 at the beginning of 2001 to $900 to $1,200 at the end of the year. As a result of the higher down payment requirements for D customers, the close rates for D grades decreased substantially in 2001 resulting in a better credit mix. The down payment policy for A to C customers remained unchanged in 2001 with a minimum down payment of $600. Our loan performance analysis indicates that loans with repeat customers have lower loss rates. In 2001, we began to focus on retaining these valued customers by providing a zero down program for repeat customers whose loans have performed well. The zero down program for repeat customers partially offset the increase in down payments for D grade customers, resulting in an average down payment of approximately $777 for 2001 and $721 for 2000. The Company uses fixed minimum down payment amounts based on credit grade. Therefore, as sales prices increase and we do not increase the minimum down payment requirements, the amount financed as a percentage of sales price rises, which occurred in 2001 versus 2000.

     The percentage of sales revenue financed for 2000 decreased versus 1999 as a result of initiatives put in place in May 2000 to increase the minimum down payment requirement from $500 to $600.

The following table indicates the percentage of sales units and revenue financed:


                                                      2001          2000         1999
                                                  ------------- ------------- ------------
Percentage of used cars sold financed.......              99.5%         99.6%        99.2%
                                                  ============= ============= ============
Percentage of sales revenue financed........              98.1%         97.7%        98.1%
                                                  ============= ============= ============

Provision for Credit Losses ($ in thousands)

                                                                                        % Change
                                     ----------------------------------------   -------------------------
                                         2001          2000          1999           2001        2000
                                     ------------ -------------- -------------  ------------- -----------

Provision for Credit Losses              $151,071      $141,971      $102,955           6.4%       37.9%
                                     ============ =============== =============
Provision per loan originated              $3,183        $2,513        $2,250          26.7%       11.7%
                                     ============ =============== =============
Provision as a percentage of
  principal balances originated             35.4%         30.1%         26.9%
                                     ============ =============== =============

     Provision for Credit Losses ("Provision") is the amount we charge to current operations on each car sold to establish an Allowance for Credit Losses ("Allowance"). The Provision in total, per loan originated and as a percent of principal balances originated, increased in both 2001 and 2000.

     The Provision for 2001 increased to 35.4% of the amount financed versus 30.1% in 2000. The Company's policy is to maintain an Allowance for all loans in its portfolio to cover estimated net charge-offs for the next twelve months. Our loans have experienced lifetime net losses in the 31% to 34% range for the past few years. With origination growth over this time we have been able to maintain an adequate Allowance in accordance with GAAP and Company policy by providing between 27% and 31% of the amount financed. However, in 2001 the volume of portfolio originations decreased from 2000 due to the implementation of higher credit standards and the effects of the recession. Due to the decreased volume of originations, an increase in the Provision as a percentage of loan originations was needed in order to maintain an adequate Allowance. The Company has begun to improve the underlying credit quality mix of its originations due to improved credit standards and the introduction of loan grading. As a result, 2001 originations are performing better to date than prior year originations. Offsetting these improvements are the effects of the recession and the performance of loans originated prior to 2001 that do not have the benefit of the new higher credit standards and are emerging at loss levels higher than previously estimated. As a result, the Provision for Credit Losses increased to $151 million in 2001 compared to $142 million in 2000. The Allowance as a percentage of loan principal is 19.8% at December 31, 2001, up from 19.4% at December 31, 2000.

     The 2000 Provision increased to $142 million in 2000 compared to $103 million in 1999. The increase can be attributed to an overall increase in the Provision charged to current operations from 26.9% of loans originated in 1999 to 30.1% of originations for 2000. The increase was obtained by raising the amount charged to current operations to 29% of loan originations beginning in the third quarter of 2000, as well as recording an additional $5.9 million provision, net of income taxes, during the fourth quarter of 2000. This increase in Provision was the result of continued review of the adequacy of the Allowance balance based on how losses were emerging on a static pool basis.

Net Interest Income ($ in thousands)

                                                                                             % Change
                                           2001            2000           1999           2001         2000
                                      --------------- --------------- -------------- ------------- ------------

Interest Income                        $    137,018    $    119,719    $    68,574          14.4%         74.6%
Portfolio Interest Expense
                                           (30,457)        (26,698)       (14,597)          14.1%         82.9%
                                      --------------- --------------- --------------

Net Interest Income                    $    106,561    $     93,021   $     53,977          14.6%         72.3%
                                      =============== =============== ==============

Average Effective Yield                       26.3%           26.3%          26.0%
                                      =============== =============== ==============
Average Borrowing Cost                         8.3%            8.7%           8.0%
                                      =============== =============== ==============

     Interest Income consists primarily of interest on finance receivable principal balances retained on our balance sheet. Although the average effective yield on finance receivables remained constant at 26.3% for both 2000 and 2001, the average retained principal balance increased from $436.9 million in 2000 to $514.8 million in 2001. As a result, Interest Income increased from $119.7 million in 2000 to $137.0 million in 2001. The increase in average retained principal balance is primarily the result of the change in our securitization structure in 1998, when we switched from the Gain on Sale Method to the Collateralized Borrowing Method as previously discussed, as well as increased sales revenues in 2000 that resulted in a higher beginning portfolio balance at January 1, 2001.

     Retained principal balances grew from $358.8 million at December 31, 1999 to $514.9 million at December 31, 2000 primarily as a result of the change in our securitization structure, coupled with the year over year growth in revenues. Interest income consists of interest from 1999 and 2000 originations accounted for under the Collateralized Borrowing Method and interest income from Residuals in Finance Receivables Sold retained under our securitization structure using the Gain on Sale method from 1998 and prior years. The effect of Gain on Sale Method on interest income has continued to diminish as the outstanding retained principal balances from 1998 and prior originations continue to decline. Residuals from Finance Receivables Sold decreased from $17.4 million at December 31, 1999 to $1.1 million at December 31, 2000 and $0 at December 31, 2001. Both retained principal balances and Residuals in Finance Receivables Sold are components of Finance Receivables, Net. See "Finance Receivables, Net" beginning on page 18.

     Portfolio Interest Expense for 2001 consists primarily of interest on our revolving warehouse facility and the Class A obligations issued in our securitization transactions arising from the collateralized borrowings on the retained portfolio. The increase in interest expense from $26.7 million in 2000 to $30.5 million in 2001 is due primarily to the increase in retained principal balances noted above. Offsetting the effect of the increase in retained principal balances was a decrease in the effective borrowing cost from 8.7% in 2000 to 8.3% in 2001 due to the decline in the LIBOR rate during 2001. Our portfolio effective borrowing rate should continue to decline in 2002 as the bulk of our loan portfolio is increasingly composed of 2001 or later securitizations at lower interest rates and as long as there are no dramatic interest rate increases in 2002.

     Total Portfolio Interest Expense increased from $14.6 million in 1999 to $26.7 million in 2000. The increase in interest expense was attributable to the increase in retained principal balances noted above. The increase in average borrowing costs was attributable to a rise in interest rates on our variable rate debt, additional higher debt related to our exchange offers and an increase in the interest rate on our senior subordinated note payable.


Income before Operating Expenses ($ in thousands)

                                                                                                             % Change
                                                                                                        -------------------
                                                                 2001           2000          1999         2001     2000
                                                             --------------------------------------------------------------
Income before Operating Expenses..................           $    141,851  $   166,084   $    121,893     (14.6%)     36.3%
                                                             ==============================================================

     The decrease in Income before Operating Expenses in 2001 is primarily attributable to the decrease in sales units combined with the increase in provision for loan losses, which are partially offset by an increase in gross margin on used cars sold and an increase in net interest income as previously discussed. The increase in income before operating expenses in 2000 was attributable to growth in the number of cars sold and net interest income, partially offset by a decrease in gain on sale of loans and servicing and other income.

Operating Expenses ($ in thousands, except per car sold amounts)

                                                                                                                 % Change
                                                                                                            -------------------
                                                               2001             2000              1999        2001      2000
                                                          ---------------- ----------------  --------------- -------- ---------
Operating Expenses ...............................        $      143,805   $        141,353  $     104,178        1.7%    35.7%
                                                          ================ ================  ================
Per Car Sold......................................        $        3,014   $          2,486  $       2,259       21.2%    10.0%
                                                          ================ ================  ================
As % of Total Revenue.............................                 25.2%              23.4%             22.7%
                                                          ================ ================  ================

     Operating expenses, which consist of selling, marketing, general and administrative and depreciation/amortization expenses increased due to non-recurring expenses, including restructuring charges of $2.5 million and privatization expenses of $1.6 million, partially offset by cost saving initiatives to reduce operating expenses in the year ended December 31, 2001. In 2001, we also wrote off notes receivable from two officers of the Company totaling $1.0 million including accrued interest (see Officer Termination Agreements in Exhibits 10.38 and 10.39 and an additional discussion of these agreements in Item 11-Executive Compensation - Contracts With Directors and Executive Officers and Severance Agreements). The increase in Operating Expenses on a per car sold basis in 2001 was primarily due to the 16.1% decrease in the number of cars sold in 2001 in conjunction with the increase in total Operating Expenses.

     Operating expenses grew in 2000 due to the overall growth in the operations of the Company. Increases in Operating Expenses on a per car sold basis was primarily a result of increases in salary and salary related expenses in 2000. See additional discussion of operating expenses in Note (18) of the Consolidated Financial Statements.

Other Interest Expense

     Other Interest Expense increased to $11.2 million in 2001, up from $9.5 million in 2000. Other Interest Expense relates to Other Notes Payable and Subordinated Notes Payable. The average outstanding balance for Other Notes Payable was $34.5 million in 2001 compared to $26.6 million in 2000. In January 2001, we renewed and increased the amount borrowed under the senior secured note payable and in August 2001, we entered into a new $36 million inventory line of credit. As of December 31, 2001, the amount borrowed under the inventory line was $21 million and the outstanding balance on the senior secured note payable increased from $11.1 million at December 31, 2000 to $26 million at December 31, 2001. The average outstanding balance of Subordinated Notes Payable was $32.9 million in 2001 compared to $31.6 million in 2000.

     Other Interest Expense increased $6.5 million in 2000, up from $3.0 million in 1999. Interest expense arising from our subordinated debt totaled $9.5 million in 2000 and $3.0 million in 1999. The increase was partially due to the additional debt incurred in our stock exchange offer completed during the second quarter of 2000 as well as a full year of interest expense on our $38 million senior secured credit facility that we entered into in midyear 1999. A portion of the Subordinated Notes Payable interest expense was attributed to the financing of assets and activities reported as discontinued operations. As the assets and activities of discontinued operations diminished, we did not retire the subordinated notes payable but rather used these borrowings to fund our operations. Subordinated debt carries interest rates generally higher than those charged on our collateralized borrowings or unsecured senior note.

Income Taxes

     Income Tax Benefit totaled $3.1 million for the year ended December 31, 2001 compared to Income Taxes of $6.2 million for the year ended December 31, 2000, and $6.0 million for the year ended December 31, 1999. Our effective tax rate was 23.5% for the year ended December 31, 2001, 40.6% for the year ended December 31, 2000, and 40.9% for the year ended December 31, 1999.

Earnings (Loss) from Continuing Operations before Extraordinary Item

     The Loss from Continuing Operations before Extraordinary Item totaled $10.0 million in 2001 compared to Earnings from Continuing Operations before Extraordinary Item of $9.1 million in 2000 and $8.7 million in 1999. The loss in 2001 was due primarily to the decrease in the number of used cars sold, the increase in provision for loan losses, the privatization expenses and the restructuring costs, partially offset by an increase in net interest income from the continuing growth of our retained portfolio.

     The increase in Earnings from Continuing Operations in 2000 resulted from an increase in the number of used cars sold, an increase in gross margin on used cars sold, and an increase in net interest income from the growth of our retained portfolio while maintaining or decreasing operating expenses as a percent of total revenues. The increase in 2000 versus 1999 was offset by an increase in the provision for credit losses charged to current operations as previously mentioned.

Discontinued Operations

     Earnings from Discontinued Operations, net of income tax benefits, was break even in 2001 and in 2000, and $.6 million in 1999. See Note (2) to the Consolidated Financial Statements.

Business Segment Information

     We report our operations based on three operating segments. These segments are reported as Retail, Portfolio and Corporate.

     Operating Expenses for our business segments, along with a description of the included activities, for the years ended December 31, 2001, 2000, and 1999 follows:

     Retail Operations. Operating expenses for our retail segment consist of our marketing efforts, maintenance and development of dealership and inspection center sites, and direct management of used car purchases, reconditioning and sales activities. A summary of retail operating expenses follows ($ in thousands, except per car sold amounts):

                                                                                                                % Change
                                                                                                      -----------------------------
                                                   2001                2000               1999            2001           2000
                                             ------------------   ----------------  ----------------- -------------- --------------
Retail Expense:
Selling and Marketing..................          $       25,134      $      28,756      $      23,132        (12.6%)          24.3%
General and Administrative.............                  54,848             56,373             44,770         (2.7%)          25.9%
Depreciation and Amortization..........                   5,518              4,677              3,588          18.0%          30.4%
                                             ------------------   ----------------  -----------------
Retail Expense.........................          $       85,500      $      89,806      $      71,490         (4.8%)          25.6%
                                             ==================   ================  =================
Per Car Sold:
Selling and Marketing..................                     527                506                502           4.2%           0.8%
General and Administrative.............                   1,149                991                970          15.9%           2.2%
Depreciation and Amortization..........                     116                 82                 78          41.5%           5.1%
                                             ------------------   ----------------  -----------------
Total..................................          $        1,792      $       1,579      $       1,550          13.5%           1.9%
                                             ==================   ================  =================

     Selling and marketing expenses as a percent of revenue has remained relatively constant since 1999. Although our number of used cars sold decreased in 2001, this is partially offset by the increase in average selling price. On a per car sold basis, expenses have increased primarily due to a decrease in the number of used cars sold in 2001. Additional dealerships in existing markets increased units sold and revenues to support the increased selling and marketing costs in 2000.

     General and Administrative expenses decreased in 2001 from 2000 as a result of numerous cost saving initiatives. On a per car sold basis, these expenses have increased primarily due to a decrease in the number of used cars sold. General and administrative expenses increased from 1999 to 2000 primarily as a result of growth in operating dealerships and on a per car sold basis these expenses increased primarily due to a rise in salary and related costs. As a percent of used car sales revenue, general and administrative expenses in 2001, 2000, and 1999 remained relatively stable, primarily as a result of an increase in average selling price.

     Portfolio Operations. Operating expenses for our portfolio segment consist of loan servicing and collection efforts, securitization activities, and other operations pertaining directly to the administration and collection of the loan portfolio. A summary of portfolio operating expenses follows ($ in thousands, except expense per month per loan serviced):

                                                                                                             % Change
                                                                                                       ---------------------
                                                         2001              2000             1999         2001        2000
                                                   -----------------  ---------------- --------------- ----------  ---------
Portfolio Expense:
General and Administrative..................       $       31,822     $      27,005    $       12,337      17.8%      118.9%
Depreciation and Amortization...............                  970             1,128             1,141    (14.0%)      (1.1%)
                                                   -----------------  ---------------- ----------------
Portfolio Expense...........................       $       32,792     $      28,133    $       13,478      16.6%      108.7%
                                                   =================  ================ ================

Expense per Month per Loan Serviced.........       $        31.13     $       26.94    $        13.96
                                                    =================  ================================
Expense as % of EOP Managed
Principal Balances..........................                 6.4%              5.4%              3.2%
                                                   =================  ================ ================

     Expenses per loan serviced and as a percent of average managed portfolio has increased year over year. The increases in 2001 are primarily attributable to additional costs associated with closing two of our four centralized collection and loan servicing centers, and the rollout of many of our collectors from the centralized collection centers and into the dealerships. In 2001, we closed our Clearwater, Florida and Tucson, Arizona collection and loan servicing centers and, consolidated their operations with our Dallas, Texas and Gilbert, Arizona facilities. In 2000, we moved the collectors that focus on the 1 to 30 day delinquent accounts from our collection centers and located them at each of our dealerships. In 2001, we moved collections for contracts 31 to 60 days delinquent from the collection centers and placed them at each dealership. Locating collectors physically at each dealership results in a lower number of accounts per collector. However, we believe that the improved collections and customer service outweighs the higher costs associated with decentralized collections on accounts less than 1 to 60 days delinquent.

     Corporate Operations. Operating expenses for our corporate segment consist of costs to provide managerial oversight and reporting for Ugly Duckling, develop and implement policies and procedures, and provide expertise to Ugly Duckling in areas such as finance, legal, human resources and information technology. A summary of corporate expenses follows ($ in thousands, except per car sold amounts):

                                                                                                                   % Change
                                                                                                              --------------------
                                                               2001              2000             1999          2001      2000
                                                         -----------------  --------------- ----------------- --------- ----------
Corporate Expense:
General and Administrative........................         $     22,489       $    20,154     $     16,991        11.6%      18.6%
Depreciation and Amortization.....................                3,024             3,260            2,219       (7.2%)      46.9%
                                                         -----------------  --------------- -----------------
Corporate Expense.................................         $     25,513       $    23,414     $     19,210         9.0%      21.9%
                                                         -----------------  --------------- -----------------
Per Car Sold......................................         $        535       $       412     $        417
                                                          =================  =============== =================
   As % of Total Revenues ........................                 4.5%              3.9%             4.1%
                                                         =================  =============== =================

     Corporate operating expenses increased in 2001 primarily due to non-recurring costs associated with the privatization and restructuring charges; offsetting these increases were the numerous cost savings initiatives in 2001 and the benefit of reduced ongoing costs from the restructuring. The reduction in sales volume and revenues in 2001 amplified the increase in corporate expense on a per car sold basis and as a percentage of total revenues. Operating expenses related to our corporate segment remained relatively stable on both a per car sold basis and as a percent of total revenue in 2000 compared to 1999. In 1999 and 2000 as new car dealerships were opened in existing markets, revenue and units sold increased while expenditures related to infrastructure deployment and support, human resource activities and regulatory compliance increased at a lesser rate. As our retained portfolio increased, there was a proportionate increase in net interest income thereby significantly improving the ratio of corporate expenses to total revenues in 2000.

Financial Position

     The following table represents key components of our financial position ($ in thousands):

                                            December 31,       December 31,       Percentage
                                                2001               2000             Change
                                          -----------------  ---------------- ---------------
Total Assets                              $       647,657     $       652,121           (0.7%)


Inventory                                          58,618              63,742           (8.0%)
Other Assets                                       20,006              11,724           70.6%
Finance Receivables, Net                          495,254             500,469           (1.0%)
Net Assets of Discontinued Operations               3,899               4,175            6.6%


Total Debt                                        461,074             457,652            0.7%
Notes Payable - Portfolio                         377,305             406,551           (7.2%)
Other Notes Payable                                52,510              16,579          216.7%
Subordinated Notes Payable                         31,259              34,522           (9.5%)
Stockholders' Equity                              145,483             155,400           (6.4%)

     Inventory. Inventory represents the acquisition and reconditioning costs of used cars located at our dealerships and our inspection centers. Inventory levels are typically higher at year-end in preparation for the strong seasonal sale period during the first and second quarters of the year. We generally acquire our used car inventory from three sources: approximately 55% from wholesalers, 40% from auctions and 5% from new car dealerships. The decrease in inventory balance from 2000 to 2001 is based on lower projected sales for the first quarter of 2002 compared to the first quarter of 2001. In addition, our inventory allowance increased for obsolescence and wholesale losses by $1.2 million.

     Other Assets. The increase in Other Assets consists primarily of cash deposited into an escrow account in January 2001 as additional collateral for the senior secured note payable secured by the B-pieces of our securitizations. The cash collateral is released pro rata as the senior secured note payable balance is reduced. The initial cash deposit was $7.0 million and, as of December 31, 2001, it has been reduced to $5.4 million. In December 2001, we purchased residual interests in 8 securitization trusts from First Merchants Acceptance Corporation ("FMAC") for a price of $2.6 million. Officer notes receivable from two officers totaling $1.0 million were written off in 2001. See
Exhibit 10.38 and 10.39 for the employee termination agreements and additional discussion in Item 11-Executive Compensation - Contracts With Directors and Executive Officers and Severance Agreements.

    Finance Receivables, Net

    A summary of Finance Receivables, Net follows ($ in thousands):

                                                                    December 31,
                                                       ----------------------------------------
                                                              2001                  2000
                                                       -------------------    -----------------
     Contractually Scheduled Payments..................   $     694,572         $     696,220
     Unearned Interest Income..........................       (179,873)             (181,274)
                                                       -------------------    -----------------
     Principal Balances, net...........................         514,699               514,946
     Accrued Interest..................................           5,824                 5,655
     Loan Origination Costs............................           6,635                 7,293
                                                       -------------------    -----------------
     Principal Balances, net...........................         527,158               527,894
     Investments Held in Trust.........................          69,996                71,139
     Residuals in Finance Receivables Sold.............              -                 1,136
                                                       -------------------    -----------------
     Finance Receivables...............................         597,154               600,169
     Allowance for Credit Losses.......................       (101,900)              (99,700)
                                                       -------------------    -----------------
     Finance Receivables, net..........................   $     495,254         $     500,469
                                                       ===================    =================
     Allowance as % of Ending Principal Balances, net             19.8%                 19.4%
                                                       ===================    =================

     Net Finance Receivables remained relatively unchanged in 2001 as new originations approximated the portfolio runoff consisting of regular principal payments, payoffs and charge offs.

     The following table reflects activity in the Allowance for Credit Losses, as well as information regarding charge off activity, for the years ended December 31, 2001 and 2000 ($ in thousands):

                                                                  Years Ended December 31,
                                                            -------------------------------------
                                                                  2001                2000
                                                            -----------------   -----------------
Allowance Activity:
Balance, Beginning of Period......................          $          99,700   $          76,150
Provision for Credit Losses.......................                    151,071             141,971
Other Allowance Activity..........................                      (133)             (2,666)
Net Charge Offs...................................                  (148,738)           (115,755)
                                                            -----------------   -----------------
Balance, End of Period............................          $         101,900   $          99,700
                                                            =================   =================
Allowance as % Ending Principal Balances..........                     19.8%                19.4%
                                                            =================   =================
Charge off Activity:
Principal Balances................................          $       (187,149)   $       (149,734)
Recoveries, Net...................................                     38,411              33,979
                                                            -----------------   -----------------
Net Charge Offs...................................          $       (148,738)   $       (115,755)
                                                            =================   =================

     The Allowance for Credit Losses increased $2.2 million as of December 31, 2001 related primarily to originations prior to 2001 that are emerging at higher loss levels than previously estimated due to the effects of the recession. Offsetting these higher loss rates on older originations are new originations since the 1st quarter of 2001 that are performing better than prior years due to the implementation of higher credit standards as previously discussed.

     Even though a loan is charged off, we continue with collection efforts on the loan. Recoveries as a percentage of principal balances charged off from dealership operations averaged 20.5% for the year ended December 31, 2001 compared to 22.7% for the year ended December 31, 2000. The change from 2000 to 2001 can be attributed to lower auction prices for vehicles due to the effects of the recession and the impact of the September 11th terrorist attacks. Decreasing sales volumes for used car dealers resulted in dealers buying fewer cars at auction, which had a negative effect on auction prices and an increase in supply.

     The Allowance for Credit Losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in our retail portfolio over the next twelve months and is reviewed on an ongoing basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Static Pool Analysis" below.

     Net Assets of Discontinued Operations. See Note (2) of the Notes to the Consolidated Financial Statements included herein.

     Total Debt. Total Debt is comprised of Notes Payable - Portfolio, Other Notes Payable and Subordinated Notes Payable. We finance the increases in our loan portfolio and other assets primarily through additional borrowings through our warehouse line, additional securitizations and our inventory line of credit. See "Management's Discussion and Analysis of Financial Conditions and Operation
- Financing Resources" below.

     Notes Payable - Portfolio. Notes Payable - Portfolio consists of our warehouse line and securitizations. The decrease in 2001 was primarily due to the decrease in the borrowings on our warehouse line as a result of adding new borrowings through a $36 million inventory line of credit. The inventory credit line is included in Other Notes Payable at December 31, 2001.

     Other Notes Payable - The increase in Other Notes Payable was primarily due to the new $36 million inventory line of credit in August 2001, as mentioned above, and the January 2001 renewal and increased amount borrowed under the senior secured note payable to an unrelated party secured by B-pieces of the securitizations. As of December 31, 2001, the amount borrowed under the inventory line was $21 million and the outstanding balance on the senior secured note payable was increased from $11.1 million at December 31, 2000, to $26 million at December 31, 2001.

     Subordinated Notes Payable - The decrease in Subordinated Notes Payable was primarily due to the repurchase of approximately $3.6 million of subordinated debentures issued in connection with our 1998 stock exchange offer and by principal payments of $6.5 million made on our senior subordinated note payable, partially offset by the $7 million subordinated note payable to Verde Investments, Inc., an affiliate of Mr. Garcia, entered into in January 2001 and which was paid down to $5.4 million at December 31, 2001. Other decreases are primarily due to the amortization of capitalized loan fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Resources."

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

     The following table sets forth as of February 28, 2002, the cumulative net charge offs as a percentage of original loan cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customers before charge off. The table also shows the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).

          Pool's Cumulative Net Losses as Percentage of Pool's Original
                           Aggregate Principal Balance
                                 (In thousands)


                                 Monthly Payments Completed by Customer Before Charge Off
                            Orig.         0          3         6         12        18         24       TLI    Reduced
                            -----         -          -         -         --        --         --       ---    -------
   1993                   $12,984      8.8%      21.4%     27.6%      32.8%     34.8%      35.3%     36.8%     100.0%
   1994                   $23,589      5.3%      14.6%     19.6%      25.2%     27.5%      28.2%     28.8%     100.0%
   1995                   $36,569      1.9%       8.1%     13.1%      19.0%     22.1%      23.4%     24.1%     100.0%
   1996                   $48,996      1.5%       8.1%     13.9%      22.1%     26.2%      27.9%     28.9%     100.0%
   1997
   1st Quarter            $16,279      2.1%      10.7%     18.2%      24.8%     29.8%      32.0%     33.5%     100.0%
   2nd Quarter            $25,875      1.5%       9.9%     15.8%      22.7%     27.3%      29.4%     30.6%     100.0%
   3rd Quarter            $32,147      1.4%       8.3%     13.2%      22.4%     26.9%      29.1%     30.6%     100.0%
   4th Quarter            $42,529      1.4%       6.8%     12.6%      21.8%     26.0%      28.7%     29.9%     100.0%
   1998
   1st Quarter            $69,708      0.9%       6.9%     13.4%      20.8%     26.3%      28.7%     29.9%     100.0%
   2nd Quarter            $66,908      1.1%       8.0%     14.2%      21.7%     27.2%      29.1%     30.1%     100.0%
   3rd Quarter            $71,027      1.0%       7.9%     13.2%      22.9%     27.6%      30.1%     30.9%     100.0%
   4th Quarter            $69,583      0.9%       6.6%     13.0%      24.2%     28.9%      31.3%     32.2%      99.8%
   1999
   1st Quarter           $103,068      0.8%       7.4%     15.0%      23.4%     29.3%      31.5%     32.8%      99.2%
   2nd Quarter            $95,768      1.1%       9.8%     16.6%      25.2%     31.3%      33.6%     34.7%      97.3%
   3rd Quarter           $102,585      1.0%       8.2%     14.1%      25.2%     30.7%      33.5%     34.6%      94.4%
   4th Quarter            $80,641      0.7%       5.9%     12.6%      23.5%     28.9%      x         32.4%      90.1%
   2000
   1st Quarter           $128,123      0.3%       6.5%     14.5%      24.1%     30.3%      -         33.3%      84.6%
   2nd Quarter           $118,778      0.6%       8.5%     15.9%      25.9%     x          -         33.8%      77.9%
   3rd Quarter           $124,367      0.7%       7.7%     14.3%      25.8%     -          -         31.8%      69.6%
   4th Quarter           $100,823      0.6%       6.6%     13.6%      x         -          -         28.2%      60.0%
   2001
   1st Quarter           $126,013      0.4%       6.4%     14.2%      -         -          -         23.6%      50.0%
   2nd Quarter           $103,521      0.5%       6.3%     x          -         -          -         16.0%      36.1%
   3rd Quarter           $109,037      0.7%       x        -          -         -          -          6.9%      19.9%
   4th Quarter            $87,355      x          -        -          -         -          -          1.9%       4.9%

     The  following  table sets forth the  principal  balances  delinquent  as a
percentage  of  total  outstanding  loan  principal   balances  from  dealership
operations.

                                                                   December 31,
                                                          --------------------------------
                                                                2001           2000
                                                          --------------------------------
         Days Delinquent:
         Current...........................................        64.5%          66.1%
         1-30 Days.........................................         26.2           26.1
         31-60 Days........................................          5.6            4.7
         61-90 Days........................................          3.7            3.1
                                                          --------------------------------
         Total Portfolio...................................       100.0%         100.0%
                                                          ================================

     In accordance with our charge off policy, no accounts were more than 90 days delinquent as of December 31, 2001 and 2000. The increase in delinquencies as of December 31, 2001 are the result of the recession combined with the effects of the September 11 disaster, both of which contributed to higher unemployment. Partially offsetting the negative impact of the economy on delinquencies are the positive effects of higher credit standards and the improved credit quality mix of originations in the 2nd, 3rd and 4th quarters of 2001. The delinquencies for originations in the 2nd, 3rd and 4th quarters of 2001 are lower at December 31, 2001 than delinquencies for originations for the 2nd, 3rd and 4th quarters of 2000 were at December 31, 2000, notwithstanding the recession.

     Although loan losses on recently originated loan pools indicate improved loan performance over those loan pools originated in prior years, based on our review of delinquency trends, historical loan losses and projected charge offs for the entire on balance sheet portfolio, we increased our provision for credit losses, effective with loans originated during 2001 to 35.4% of the amount financed versus 30.1% in 2000. The Company's policy is to maintain an Allowance for all loans in its portfolio to cover estimated net charge-offs for the next twelve months. Our loans have experienced lifetime net losses in the 31% to 34% range for the past few years. With origination growth over this time we have been able to maintain an adequate Allowance in accordance with GAAP and Company policy by providing between 27% and 31% of the amount financed. However, in 2001 the volume of portfolio originations decreased from 2000 due to the implementation of higher credit standards and the effects of the recession. Recent period originations are performing better than prior years' due to the implementation of higher credit standards and improved inventory as previously discussed. However, prior year originations are performing at loss levels higher than previously estimated due to the recession. As a result of all these factors, the Provision for Credit Losses was increased to $151 million in 2001 compared to $142 million in 2000. The Allowance as a percentage of loan principal is 19.8% at December 31, 2001, up from 19.4% at December 31, 2000. An increase in the Provision as a percentage of loan originations was needed in order to maintain an adequate Allowance.

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

     The Class A obligations have historically received investment grade ratings. To secure the payment of the Class A obligations, the securitization subsidiaries have obtained an insurance policy from MBIA Insurance Corporation that guarantees payment of amounts to the holders of the Class A obligations. Additionally, we also establish a cash "reserve" account for the benefit of the Class A obligation holders. The reserve accounts are classified in our consolidated financial statements as Investments Held in Trust and are a component of Finance Receivables, Net.

     Reserve Account Requirements. Under our current securitization structure, we make an initial cash deposit into a reserve account, generally equivalent to 3.0%-6.0% of the initial underlying Finance Receivables principal balance, and pledge this cash to the reserve account agent. The trustee then makes additional deposits to the reserve account out of collections on the securitized receivables as necessary to fund the reserve account to a specified percentage, historically ranging from 8.0% to 11.0%, of the underlying Finance Receivables' principal balance. The trustee makes distributions to us when:

     o    the reserve account balance exceeds the specified percentage,
     o the required periodic payments to the Class A certificate holders are current,
     o the portfolio charge off and delinquency triggers are not exceeded, and
     o    the trustee, servicer and other administrative costs are current.

     Due to the impact of the recession, the events of September 11th and the poor auction recovery market at year end 2001, three of our trusts, 2000B, 2000C and 2001A, reached termination event charge-off levels for the month of December 2001, and one trust, 1999C, reached a termination event delinquency level in January 2002, that triggered an acceleration of rights for MBIA under the Insurance Agreements of the respective trusts. These rights include, among other things, the ability to transition servicing on these trusts to a third party and accelerate the cash flow to the A bondholders until they have been paid in full. These trusts reached these levels only for the month indicated and have been under these levels since then. We continue to trap cash in the reserve accounts of these trusts related to these breaches in charge-off and delinquency levels. MBIA has retained their rights under these breaches, but based on discussions with MBIA, we believe the Company will continue to function as the servicer for these trusts. Further, based on our discussions with MBIA, we believe that when these trusts are below the performance triggers for two consecutive months MBIA will allow us to begin releasing cash in excess of the greater of a reserve account level of 20% of the outstanding Finance Receivables principal balance or 4% of the original Finance Receivable principal balances. Based upon current trust performance, we believe these trusts will begin releasing cash in the 2nd and 3rd quarters of 2002. We expect to repurchase the 1999C trust in April 2002 and as a result all of the cash in the reserve account will be released to the Company.

     In addition, the impact of the recession and the events of September 11th, also caused us to reach a portfolio event delinquency level in 2000A that has triggered the right of MBIA to trap cash until higher reserve account levels are met or the delinquencies fall below the required levels. As a result, trust 2000A is required to trap cash to the greater of 16% of the outstanding Finance Receivable principal balance or 3% of the original Finance Receivable balance. As of December 31, 2001, the 2000A reserve account totaled 15.1% of the then outstanding Finance Receivable balance, and in January 2002 began releasing cash in excess of the reserve account levels. This breach is self-curing and once the trust delinquency and charge-off levels are below the performance tests, the reserve balance requirement will return to the normal specified level and release all cash to the Company to that level. No additional waiver or approval is required for this process.

     We expect to complete in early April 2002 our first securitization of the year, 2002A, with MBIA providing the insurance in the transaction. As a result of the higher than normal delinquency and charge-off levels reached as a result of the events mentioned above, MBIA has, as a condition of the 2002A transaction, requested an additional enhancement of $2.5 million, in an escrow account, to protect them from any potential losses on any currently active trusts.

     We have mutually agreed with MBIA to further diversify our lending sources, a process that we initiated in 2001 with our inventory and warehouse lending facilities, and as a result we expect that our next securitization, after 2002A, will not be insured or we will engage a different insurer for that transaction.

     Certain Financial Information Regarding Our Securitizations

     The following table summarizes certain financial information and attributes of our securitizations:

  (In thousands, except for securitizations completed)                      2001               2000               1999
                                                                       --------------     --------------     --------------
  Number of Securitizations Completed                                          3                  3                  3
  Principal Balances Securitized - Retained by Company and
     Recorded as Finance Receivables.............................      $      404,800     $      443,000     $      359,700
  Class A Obligations Issued - Retained by Company and Recorded
     as Notes Payable ...........................................      $      288,000     $      314,500     $      257,800
  Weighted Average Yield of Class A Obligations .................                4.4%               7.1%               6.3%
  Range of Yields for Class A Obligations........................         3.4% - 5.1%        6.8% - 7.3%        5.7% - 6.8%
  Average Net Spreads (after fees and expenses)..................               19.3%              16.9%              17.6%
  Range of Net Spreads (after fees and expenses).................       18.8% - 20.0%      16.7% - 17.1%      17.1% - 18.2%

Liquidity and Capital Resources

     In recent periods, our needs for additional capital resources have leveled as we slowed the growth of our business. We require capital for:

     o    investment in our loan portfolio,
     o    working capital and general corporate purposes,
     o    the purchase of inventories, and
     o    the purchase of property and equipment.

    We fund our capital requirements primarily through:

o   operating cash flow,                   o   our inventory line, and
o   securitization transactions,           o   supplemental borrowings.
o   our revolving warehouse facility,

     In 2001, we reached historic highs for liquidity primarily as a result of several factors, including our decision in the prior year to slow our growth, slower sales and resulting inventory purchases, and the successful negotiation of three credit facilities totaling $171 million in 2001. These credit facilities included the renewal of our senior secured loan facility in January 2001, for $35 million, the new warehouse credit facsility with Greenwich Capital in April 2001, for up to $100 million and the new inventory credit facility with Auto Finance Corporation that closed in August 2001, for $36 million. At December 31, 2001, we had approximately $21.0 million outstanding under our $36 million inventory line and approximately $38.2 million outstanding under our $100 million warehouse facility.

     For 2002, we also believe we will have adequate liquidity for our operations, notwithstanding the termination events under the four securitizations discussed above. We expect to close our first securitization transaction of 2002, insured by MBIA, in April and believe we will continue to be able to securitize our loan pools throughout the year. We expect that our second securitization in 2002 either will not be insured or we will engage an insurer other than MBIA for that transaction. In March of 2002, we renewed our $100 million warehouse credit facility for an additional 364 day period in March of 2002 and have begun preliminary negotiations on renewing our $35 million senior secured loan facility. This $35 million facility, which has been reduced to $26 million outstanding as of December 31, 2001, matures in February 2003. If it is not renewed, then starting in October 2002, the regular principal reductions increase from the current $1.0 million per month up to the greater of $3.0 million per month or 50% of the cash flows from classes of notes issued through securitizations that are subordinate to Class A bonds. Our inventory facility does not expire until June of 2003.

     As a result of the termination events and portfolio event described above, residual cash otherwise available to us is being trapped for five of our seven securitization trusts. The cash reserve levels for the four trust that have hit termination events (1999C, 2000B, 2000C and 2001A) are expected to increase $5.5 million, from $22.4 Million at December 31, 2001, to approximately $27.9 million during 2002, and then begin releasing cash. We expect to buy back the 1999C trust in April 2002, generating cash flow of approximately $4.7 million. In addition, we expect that the reserve accounts for 2000B, 2000C and 2001A will either return to normal levels in the 3rd and 4th quarters of 2002 or the trusts will be bought back by us, resulting in the release of these cash reserves and generating additional cash flow. Furthermore, the portfolio event trust, 2000A, had trapped sufficient cash by January 2002 so that it began releasing excess cash in January 2002. We expect the trust to be below all performance level events in 2002, allowing for the release of additional cash from that trust. As a result of these events and as previously discussed, we will also make an additional $2.5 million deposit in escrow as additional collateral for our securitizations in conjunction with our 2002A securitization. We do not expect the cumulative effect of these events and the trapping of cash to materially impatct our ability to adequately fund our operations in 2002. However, if we experience adverse trends in delinquencies or charge-offs, or we are unable to renew our senior term facility or are unable to securitize our loan pools, it could have a material adverse impact on our liquidity. See "Risk Factors - Securitization Transactions."


Cash Flow

     Net Cash Provided by Operating Activities decreased by $26.2 million in the year ended December 31, 2001 to $163.3, down from cash provided in the year ended December 31, 2000 of $189.5 million. The decrease in 2001 was due primarily to the net loss of $9.7 million in 2001 compared to net earnings of $9.1 million in 2000, and a decrease in accrued liabilities, offset partially by an increase in the provision for credit losses and a decrease in inventory levels due to lower anticipated sales volumes for 2002. Net Cash Provided by Operating Activities increased by $61.4 million in the year ended December 31, 2000 to $189.5 million, compared to $128.1 million at December 31, 1999. The increase in 2000 was due primarily to consistent inventory levels at the end of 2000 and 1999, an increase in the provision for credit losses, and an increase in accrued liabilities, offset by a decrease in the net current and deferred income taxes payable.

     Net Cash Used in Investing Activities decreased by $127.5 million, to $155.1 million in the year ended December 31, 2001 compared to $282.6 million in 2000. The decrease is due primarily to a decrease in finance receivables originated due to lower sales volumes, an increase in collections on finance receivables due to a higher beginning of the year receivable balance in 2001 compared to 2000 and a decrease in purchases of property and equipment due to not adding dealership locations in 2001, partially offset by a decrease in investments held in trust. Net Cash Used in Investing Activities decreased by $70.3 million to $282.6 million in the year ended December 31, 2000 compared to $352.9 million in 1999. The decrease was due in part to an increase in collections on finance receivables, a decrease in investments held in trust, and a decrease in cash advanced under notes receivable, partially offset by an increase in finance receivables due to growth in revenues and an increase in purchases of property and equipment.

     Net Cash (Used in) Provided by Financing Activities decreased by $78.5 million, to $8.7 million used in the year ended December 31, 2001 compared to $69.8 million provided in 2000. The decrease is primarily due to a decrease in funds received from additions to portfolio notes payable due to a decrease in the amounts securitized as a result of lower originations in 2001, an increase in repayments of notes payable due to a higher beginning of the year balance in notes payable in 2001 compared to 2000, an increase in repayments of other notes payable related primarily to pay downs on the senior secured note and the inventory line, increased repayments of subordinated notes payable related to the regularly scheduled repayments on the senior subordinated notes and repurchase of a portion of the subordinated debentures as part of a stock offer exchange. Offsetting these were increases in additional collections from investments held in trust due to higher average finance receivables in 2001, additions to other notes payable consisting primarily of draws on the new inventory line and an increase in the senior secured note payable, no treasury stock acquisitions in 2001, and a decrease in initial deposits into investments held in trust due to lower initial reserve account balances required for the 2001 securitizations. Net Cash Provided by Financing Activities decreased by $82.4 million to $69.8 million in the year ended December 31, 2000 compared to $152.2 million in 1999. The decrease was primarily due to increases in payments on portfolio notes payable and a decrease in funds received from other notes payable, offset by an increase in funds received from portfolio notes payable due to larger securitization transactions in 2000.

Financing Resources

     Revolving Facility. In April 2001, we replaced our warehouse receivables facility and in August 2001, we replaced our inventory facility. Both lines of credit were previously with GE Capital.

     Our new revolving warehouse facility is with Greenwich Capital Financial Products, Inc. and was renewed for an additional 364-day term through March 2003. The facility allows for maximum borrowings of $100 million during the entire renewed term, as compared to $75 million during the period May 1 through November 30 increasing to $100 million during the period December 1 through April 30 under the initial term. In addition, the 65% cap on the advance rate was removed and the calculation of the warehouse advance relative to the net securitization advance was improved by 2%. The lender maintains an option to adjust the advance rate to reflect changes in market conditions or portfolio performance. The interest rate on the facility is LIBOR plus 2.80%. The facility is secured with substantially all Company assets. At December 31, 2001, the Company was not in compliance with the interest coverage ratio, debt to EBITDA ratio and the gross margin ratio covenants of this facility and received a waiver from the lender. The Company was in compliance with all other required covenants.

     The new revolving inventory facility is for $36 million, an $11 million increase from the prior facility, and expires in June of 2003. Advance rates on inventory purchased range from 80% to 100% of the purchase price. The interest rate on the facility is Prime plus 6.00%. The facility is secured with the Company's automobile inventory. At December 31, 2001, the Company was not in compliance with the interest coverage ratio covenant of this facility and was in default due to the trusts termination events, and received a waiver from the lender for both. The Company was in compliance with all other required covenants.

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

Supplemental Borrowings

     Senior Subordinated Notes. In February 1998, we borrowed a total of $15.0 million of subordinated debt from unrelated third parties for a three-year term. We issued warrants to the lenders of this debt to purchase up to 500,000 shares of our common stock at an exercise price of $10.00 per share, exercisable at any time until the later of February 2001, or when the debt is paid in full. On September 30, 2000, the Loan Agreement, Warrants and Warrant Agreements between us and certain Lenders under this Loan Agreement, were amended to: reduce the outstanding principal balance under the Loan Agreement from $15 million to $13.5 million; require us to take out one of the lenders in the facility by paying off that lender's $1.5 million share of the loan (which occurred), and cancel the number of outstanding warrants attributable to that portion of the loan; increase the interest rate under the Loan Agreement to 15%; extend the term of the Loan Agreement to February 12, 2003; and provide for the repayment of principal and the corresponding reduction of warrants under certain terms and conditions. This debt is senior to the subordinated debentures issued in our exchange offers (described below), subordinate to our other indebtedness, and had a $5.0 million balance at December 31, 2001. With the closing of the going private transaction, the warrants terminated.

     In May 1999, we borrowed approximately $38.0 million from an unrelated party for a term of two years maturing on May 1, 2001 (Residual Loan). The note called for monthly principal payments of generally not less than $800,000 through May 2000 and not less than $1.7 million thereafter, plus interest at a rate equal to LIBOR plus 550 basis points. The loan balance was $11.1 million at December 31, 2000. In January 2001, we entered into a $35 million senior secured loan facility as a renewal for this facility. The new facility has a term of 25 months. We must make principal payments of $1.0 million per month from April 2001, through Sepetember 2003. Thereafter through maturity, the agreement requires minimum payments of the greater of $3.0 million per month or 50% of the cash flows from classes of notes issued through securitization that are subordinate to the Class A bonds. Interest is payable monthly at LIBOR plus 600 basis points. The balance on this note was $26.0 million at December 31, 2001. The new loan, like the previous loan, is secured by our Residuals in Finance Receivables Sold and certain Finance Receivables. At December 31, 2001, the Company was not in compliance with the minimum capital base and minimum interest coverage covenants of this facility, and received a waiver from the lender. The Company was in compliance with all other required covenants.

     As a condition to the $35 million senior secured loan agreement, Verde Investments, Inc. ("Verde"), an affiliate of Mr. Garcia, was required to invest $7 million in us through a subordinated loan. The funds were placed in escrow as additional collateral for the $35 million senior secured loan. The funds were to be released in July 2001 if, among other conditions, the Company had at least $7 million in pre-tax income through June of 2001 and, at that time, Mr. Garcia would have guaranteed 33% of the $35 million facility. The Company did not meet this pre-tax income requirement for the first six months of 2001. Per the loan agreement, Mr. Garcia was entitled to receive warrants from the Company for 1.5 million shares of stock, vesting over a one-year period, at an exercise price of $4.50 subject to certain conditions. However, due to the completion of the privatization and merger, the right to receive warrants ceases to exist. Also as consideration for the loan, the Company released all options to purchase real estate that were then owned by Verde and leased to the Company. We also granted Verde the option to purchase, at book value, any or all properties currently owned by the Company, or acquired by the Company prior to the earlier of December 31, 2001, or the date the loan is repaid. Verde agreed to lease the properties back to the Company, on terms similar to our current leases, if it exercised its option to purchase any of the properties. In December 2001, Verde exercised its right to purchase from, and lease back to the Company, six properties having a net book value of approximately $6.7 million. This purchase and leaseback transaction closed in January, 2002 for six properties located in Texas, Virginia and California.

     The $7 million subordinated loan from Verde is secured by residual interests in the Company's securitization transactions but is subordinate to the senior secured loan facility. The loan requires quarterly interest payments at LIBOR plus 600 basis points and is subject to pro rata reductions if certain conditions are met. An independent committee of the Company's board reviewed and negotiated the terms of this subordinated loan and the Company also received an opinion from an investment banker, which deemed the loan fair from a financial point of view both to the Company's shareholders and the Company. The balance of the note with Verde was $5.4 million at December 31, 2001.

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

     In December 1999, Verde acquired at a 10% discount, all 17 sale-leaseback properties sold to the unrelated investment company in 1998. We acquired the option to purchase these properties at Verde's purchase price at anytime through December 31, 2000. Under the terms of the sale of Cygnet Dealer to an affiliate of Mr. Garcia in December 1999, the term of the option was extended and the new option was scheduled to expire simultaneously with our receipt of payment in full of the $12 million note receivable arising from the sale of Cygnet Dealer or December 31, 2000, whichever comes later. We relinquished this option as part of the consideration for the $7 million Verde loan described above. As of December 31, 2001, the note receivable balance remains at $12 million.

     In May 2001, Verde purchased one of the Company properties in Atlanta, GA at its book value of approximately $1.7 million. Verde has leased the property back to the Company under a 20-year lease, which expires May 2021. The lease is on terms consistent with the other sale-leaseback leases.

     1998  Exchange   Offer.   In  the  fourth  quarter  of  1998,  we  acquired
approximately 2.7 million shares of our common stock in exchange for approximately $17.5 million of subordinated debentures. We issued the debentures at a premium of approximately $3.9 million over the market value of the shares of our common stock that were exchanged for the debentures. Accordingly, the debt was recorded at $13.6 million on our balance sheet. The premium will be amortized over the life of the debentures and results in an effective annual interest rate of approximately 18.8%. The debentures are unsecured and are subordinate to all of our existing and future indebtedness. We must pay interest on the debentures twice a year at 12% per year. We are required to pay the principal amount of the debentures on October 23, 2003. We can redeem all or part of the debentures at any time. In June 2001, we repurchased $3.6 million of principal of the debentures.

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

Capital Expenditures and Commitments

     On November 9, 2000, Verde Investments, Inc. ("Verde"), an affiliate of Mr. Ernest Garcia II, our Chairman, purchased a certain property located in Phoenix, Arizona and simultaneously leased the property to us pursuant to among other terms the following: 20 year term which expires December 31, 2020; rent payable monthly with 5% annual rent adjustments; triple net lease; four five-year options to renew; and an option to purchase the property upon prior notice and at Verde's cost. Subsequently, we surrendered this option as part of the $7 million subordinated loan with Verde. We moved our corporate headquarters into this location in August 2001. We amended this lease in March 2002 to shorten the term to ten years and increase the rent payable under the lease.

     Common Stock Repurchase Program. In April 1999, our Board of Directors authorized a stock repurchase program allowing us to repurchase up to 2.5 million shares of our common stock from time to time. Purchases may be made depending on market conditions, share price, lender approval and other factors. During July 2000, we repurchased approximately 1.5 million shares at an average price of $7.21 pursuant to the stock repurchase program. Since inception of the program, we have repurchased approximately 1.6 million shares under this program, which all repurchase transactions occured in the year ending December 31, 2000.

     In October 2001, our Board of Directors, acting on the unanimous recommendation of the independent directors, authorized a new stock and debt repurchase program. Under this program, the Board authorized us to repurchase up to $10 million of our outstanding common stock, our 11% debentures due 2007 and our 12% debentures due 2003 from time to time in one or more transactions, on the open market or otherwise. This plan was subject to several conditions, including a cap on stock repurchases, repurchases of the debt at a certain discount of 5% or more and receipt of lender approval. The approval of the independent directors and the board was based on their determination that the program was fair to and in the best interests of the unaffiliated stockholders of the company. We have not yet attempted to seek lender approval for this program.

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

     In September 1997, our Board of Directors approved a director and senior officer stock purchase loan program. We may make loans of up to $1.0 million in total to the directors and senior officers under the program to assist directors' and officers' purchases of common stock on the open market. These unsecured loans bear interest at 10% per year. Since 1997, we have made loans under similar terms and conditions to senior officers totaling $893,000 for the purchase of 90,000 shares of our common stock. During 2001 and 2000, no additional loans under this program were made to senior officers.

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

Accounting Matters

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under difference assumptions or conditions.

     Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses; management considers these accounting policies to be a critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The following are the Company's critical accounting policies.

     Revenue Recognition - Revenue from the sales of used cars is recognized upon delivery, when the sales contract is signed and the agreed-upon down payment has been received. Interest income is recognized using the interest method. Direct loan origination costs related to loans originated at Company dealerships are deferred and charged against finance income over the life of the related installment sales loan using the interest method. The accrual of interest for accounting purposes is suspended if collection becomes doubtful, generally 90 days past due, and is resumed when the loan becomes current. Interest income also includes income on the Company's residual interests from its securitization program

     Allowance for Loan Losses - An allowance for credit losses is established by charging the provision for credit losses and the allocation of acquired allowances. The evaluation of the adequacy of the allowance considers such factors as the performance of each dealership's loan portfolio, the Company's historical credit losses, the overall portfolio quality and delinquency status, the value of underlying collateral, and current economic conditions that may affect the borrowers' ability to pay. Based on these factors, management provides for the estimated net credit losses anticipated to be charged-off on existing receivables over the twelve months following the balance sheet date. This estimate of existing probable and estimatable losses is primarily based on static pool analyses prepared for various segments of the portfolio utilizing historical loss experience, adjusted for the estimated impact of the current environmental factors outlined above.

     Valuation of Inventory - Inventory consists of used vehicles held for sale, which is valued at the lower of cost or market, and repossessed vehicles, which are valued at market value. Vehicle reconditioning costs are capitalized as a component of inventory cost. The cost of used vehicles sold is determined on a specific identification basis.

     Accounting for Securitizations - Under the current legal structure of the securitization program, the Company sells loans to Company subsidiaries that then securitize the loans by transferring them to separate trusts that issue several classes of notes and certificates collateralized by the loans. The securitization subsidiaries then sell Class A notes or certificates (Class A obligations) to investors, and subordinate classes are retained by the Company. The Company continues to service the securitized loans. The Class A obligations have historically received investment grade ratings and are recorded as Notes Payable - Portfolio by the Company. Additionally, a cash "reserve" account is established for the benefit of the Class A obligations holders. The reserve accounts are classified in the financial statements as Investments Held in Trust and are a component of Finance Receivables, Net. For securitization transactions closed during the third quarter of 1998 and prior years, gains on sale were computed based upon the difference between the sales proceeds for the portion of finance receivables sold and the Company's recorded investment in the finance receivables sold. The Company allocated the recorded investment in the finance receivables between the portion of the finance receivables sold and the portion retained based on the relative fair values on the date of sale. The retained portion is reported as Residuals in Finance Receivables Sold and is a component of Finance Receivables, Net.

     Accounting for Income Taxes - The provision for income taxes is based on income reported for financial statement purposes and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is established, when necessary, to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement No. 144 retains the fundamental provisions in Statement No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement No. 121. For example, Statement No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement No. 121, an impairment assessment under Statement No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

     The Company is required to adopt Statement No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement No. 144 will have on the Company's financial statements.

     In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of Statement No. 143 are effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of adoption of Statement No. 143.

     In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

     The Company is required to adopt the provisions of Statement No. 141 as of July 1, 2001, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142 on January 1, 2002.


     Statement No. 141 required upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     As of January 1, 2002, the Company has unamortized goodwill of approximately $11.6 million and no unamortized identifiable intangible assets. The goodwill will be subject to the transition provisions of Statements No. 141 and 142. Amortization expense related to goodwill was approximately $1.0 million for each of the years ended December 31, 2001, 2000 and 1999. Because of the extensive effort needed to comply with adopting Statements No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a result of the cumulative effect of this change in accounting principle.

Risk Factors

     There are various risks in purchasing our securities and investing in our business, including those described below. You should carefully consider these risk factors together with all other information included in this Form 10-K.

     We make forward-looking statements. This Report includes statements that constitute forward-looking statements within the meaning of the safe harbor provisions of the Private and Securities Litigation Reform Act of 1995. We claim the protection of the safe-harbor for our forward-looking statements. Forward-looking statements are often characterized by the words "may," "anticipates," "believes," "estimates," "projects," "expects" or similar expressions and do not reflect historical facts. Forward-looking statements in this report relate, among other matters, to: economic conditions; anticipated financial results, such as sales, profitability, other revenues and loan portfolios, improvements in underwriting including credit scoring, adequacy of the allowance for credit losses, and improvements in recoveries and loan performance, including delinquencies and charge offs; retaining the warehouse and inventory lines of credit; the success of cost savings initiatives and restructurings; improvements in inventory and inventory mix; release of trapped cash; repurchase of securitization trusts; continued servicing in connection with securitization trusts which hit termination events; continuing to complete securitization transactions; renewing the term credit facility; and internet generated sales related growth and loan performance. Forward looking statements include risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward looking statements, some of which we cannot predict or quantify. Factors that could affect our results and cause or contribute to differences from these forward-looking statements include, but are not limited to: any decline in consumer acceptance of our car sales strategies or marketing campaigns; any inability to finance our operations in light of a tight credit market for the sub-prime industry and our current financial circumstances; any deterioration in the used car finance industry or increased competition in the used car sales and finance industry; any inability to monitor and improve our underwriting and collection processes; any changes in estimates and assumptions in, and the ongoing adequacy of, our allowance for credit losses; any inability to continue to reduce operating expenses as a percentage of sales; increases in interest rates; the failure to efficiently and profitably manage acquisitions and/or new car dealerships; adverse economic conditions; any material litigation against us or material, unexpected developments in existing litigation; and any new or revised accounting, tax or legal guidance that adversely affect used car sales or financing and developments with respect to the going private transaction. Forward-looking statements speak only as of the date the statement was made. Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found throughout this Form 10-K and specifically those found below. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or for any other reason. References to Ugly Duckling Corporation as the largest chain of buy-here pay-here used car dealerships in the United States is management's belief based upon the knowledge of the industry and not on any current independent third party study.

     Our majority stockholder can control substantially all matters put to a vote of stockholders. As a result of the closing of the going private transaction on March 4, 2002, Ernest C. Garcia II, our Chairman, and Gregory B. Sullivan, our Chief Executive Officer and President, are the beneficial owners of all our outstanding common stock. They control the election of our directors or the approval of any merger, reorganization or other business combination transaction. They could vote to approve such a transaction on terms, which might be considered more favorable to them than to unaffiliated debtholders.

     Future losses could impair our ability to raise capital or borrow money and consequently affect our stock price. While we have been profitable in the past, we were not profitable in 2001 and we cannot assure you that we will be profitable in future periods. Losses in future periods could impair our ability to raise additional capital or borrow money as needed.

     We may not be able to continue to obtain the financing we need to fund our operations and, as a result, our business and profitability could be materially adversely affected. Our operations require large amounts of capital. We have borrowed, and will continue to borrow, substantial amounts to fund our operations. If we cannot obtain the financing we need on a timely basis and on favorable terms, our business and profitability could be materially adversely affected. We have recently experienced a less favorable borrowing environment than in the past. We currently obtain financing through four primary sources:

o a warehouse facility with Greenwich Capital Financial Products, Inc. ("Greenwich");
o    an inventory facility with Automotive Finance Corporation ("AFC")
o    securitization transactions; and
o    loans from other sources.

     Warehouse Facility with Greenwich. When our prior warehouse lender, GE Capital Corporation, announced that it was exiting the automobile finance market, we had to replace our GE credit facility with a new facility. Our new warehouse facility with Greenwich is now our primary source of operating capital. We have pledged substantially all of our assets to Greenwich to secure the borrowings we make under this facility. The warehouse facility recently was renewed until March 2003. Under our securitizations, we are required to have a credit facility reasonably acceptable to the insurer on April 30th of each year. Failure to maintain such a facility would constitute an event of default under our securitizations and if that occurred, our liquidity would be materially adversely affected.

     Inventory Line of Credit with Automotive Finance Corporation. We entered into a $36 million inventory line of credit with AFC in August of 2001, which matures in June of 2003. If we are unable to maintain an inventory line of credit, our liquidity would be materially adversely affected.

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

     In past periods, we experienced a tightening of the restrictive covenants in our securitization transactions as well as increases in the credit enhancements required to close our securitizations. High delinquency levels and charge offs or other events, such as our failure to have a warehouse facility acceptable to the insurer of our securitization transactions in place on April 30 of each year, can also cause a "termination event" under our securitization transactions. Four of our securitizations experienced termination events as previously discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securitizations". The occurrence of termination events could result in the trapping of cash in the Reserve Account up to the amount of the A bond for those securitizations, and/or our being replaced as servicer under those securitizations or in a liquidation and sale of the securitized portfolios. In addition, these types of occurrences could also cause a "portfolio performance event," which could result in all cash flow from the securitized receivables otherwise distributable on the junior obligations held by us being retained in the trust as additional security for senior securities until the event has been cured. One of our securitizations, 2000A, is currently experiencing such an event, although we expect that to be remedied in 2002. The continuance of termination events or the occurrence of additional termination or portfolio events could have a material adverse effect on our ability to access the securitization market and/or our business, liquidity and financial condition.

     Contractual Restrictions. The warehouse facility, the inventory line of credit, the securitization program, and our other credit facilities contain various restrictive covenants, including financial tests. Failure to satisfy the covenants in our credit facilities or our securitization program could result in a default (and could preclude us from further borrowing under the defaulted facility), could cause cross defaults to our other debt, and could prevent us from securing alternate sources of funds necessary to operate our business. Any of these events would have a material adverse effect on our business, liquidity and financial condition. From time to time, we incur technical or other breaches under our material credit facilities, and we have obtained waivers from the applicable lenders. There can be no assurance we will continue to receive waivers and our inability to obtain these waivers may cause cross defaults to our other debt and have a material impact on our ability to obtain or retain operating capital.

     We have a high risk of credit losses because of the poor creditworthiness of our borrowers. Substantially all of the sales financing we extend and the loans that we service are with "sub-prime" borrowers. Sub-prime borrowers generally cannot borrow money from traditional lending institutions, such as banks, savings and loans, credit unions, and captive finance companies owned by automobile manufacturers, because of their poor credit histories and/or low incomes. Loans to sub-prime borrowers are difficult to collect and are subject to a high risk of loss. We have established an allowance for credit losses to cover our anticipated credit losses over a twelve-month period. We periodically review and may make upward or downward adjustments to the allowance based upon whether we believe the allowance is adequate to cover our anticipated credit losses. However, our allowance may not be sufficient to cover our credit losses and we may need to increase our provision or allowance if certain adverse factors arise, including adverse economic events or material increases in delinquencies or charge-offs. A significant variation in the timing of or increase in credit losses in our portfolio or a substantial increase in our allowance or provision for credit losses would have, and in 2001 did have, a material adverse effect on our net earnings.

     We could have a system failure if our current contingency plan is not adequate, which could adversely affect our ability to collect on loans and comply with statutory requirements. We depend on our loan servicing and collection facilities and on long-distance and local telecommunications access to transmit and process information among our various facilities. We use a standard program to prepare and store off-site backup tapes of our main system applications and data files on a routine basis. We regularly revise our contingency plan. However, the plan as revised may not prevent a systems failure or allow us to timely resolve any systems failures. Also, a natural disaster, calamity, or other significant event that causes long-term damage to any of these facilities or that interrupts our telecommunications networks could have a material adverse effect on our operation, profitability and cash flows.

     We have slowed our growth, which negatively affects our earnings and profitability. Since 1999, we have slowed our growth. Our ability to continue our growth is limited by our access to capital. We are also committed to slowing our growth until we improve our loan loss experience, which appears to be occurring. As additional capital is secured, we will consider whether to resume or accelerate our expansion plans or use the capital for other purposes such as repurchasing our debt. This slowdown in growth has adversely impacted earnings in 2001 and will affect our earnings and/or profitability in future periods as well.

     Even if we make acquisitions, such acquisitions may be unsuccessful or strain or divert our resources from more profitable operations. Although we have decided to slow our growth during the foreseeable future, we intend to consider additional acquisitions, alliances, and transactions involving other companies that could complement our existing business if we can do so with little or no capital or if we can raise capital sufficient for any such transaction. However, we may not be able to identify suitable acquisition parties, joint venture candidates, or transaction counter parties. Even if we can identify suitable parties, we may not be able to consummate these transactions on terms that we find favorable or obtain required consents or approvals.

     We may also not be able to successfully integrate any businesses that we acquire into our existing operations. If we cannot successfully integrate any future acquisitions, our operating expenses may increase, which would affect our net earnings and/or cash flows. Moreover, these types of transactions may result in the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect our profitability and/or cash flows. These transactions also involve numerous other risks, including the diversion of management attention from other business concerns, entry into markets in which we have had no or only limited experience, and the potential loss of key employees of acquired companies. Occurrence of any of these risks could have a material adverse effect on us.

    We are considering opening a new car dealership or dealerships. If we do so, it will also require additional capital and would entail the same types of risks noted above for acquisitions.

     Interest rates affect our profitability and cash flows. Much of our financing income results from the difference between the rate of interest that we pay on the funds we borrow and the rate of interest that we earn on the loans in our portfolio. While we earn interest on the loans that we own at a fixed rate, we pay interest on our borrowings under our warehouse facility and certain other debt at a floating rate. When interest rates increase, our interest expense increases and our net interest margins decrease. Increases in our interest expense that we cannot offset by increases in interest income will lower our profitability and cash flows.

     Laws that limit the interest rates that we can charge can adversely affect our profitability and cash flows. We operate in many states that impose limits on the interest rate that a lender may charge. When a state limits the amount of interest that we can charge on our installment sales loans, we may not be able to offset any increased interest expense caused by rising interest rates or greater levels of borrowings under our credit facilities. Therefore, these interest rate limitations can adversely affect our profitability and cash flows.

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

     Increased competition could adversely affect our operations, profitability and cash flows. Our primary competitors are the numerous small buy-here/pay-here used car dealers that operate in the sub-prime segment of the used car sales industry and the banks and/or finance companies that purchase their loans. We attempt to distinguish ourselves from our competitors through name recognition and other factors. However, the advertising and infrastructure required by these efforts increase our operating expenses. There is no assurance that we can successfully distinguish ourselves and compete in this industry. In addition, in recent years, a number of larger companies with significant financial and other resources have entered or announced plans to enter the used car sales and/or finance industry. There has also been an increase in dealerships guaranteeing financing or loan approvals. Although these companies may not currently compete with us in our portion of the sub-prime segment of the market, they compete with us in the segment of sub-prime we would like to target for a larger portion of our sales and loans, and they compete with us indirectly as well, such as in the purchase of inventory, which can result in increased wholesale costs for used cars and lower margins. They could also enter into direct competition with us at any time at the lower end of the sub-prime market.

     Increased competition may cause downward pressure on the interest rates that we charge on loans originated by our dealerships. Either change could have a material effect on our earnings and cash flows.

     The success of our operations depends on certain key personnel. We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of our senior management team. The unexpected loss of the services of any of our key management personnel or our inability to attract new management when necessary could have a material adverse effect on our operations. We do not currently maintain key person life insurance on any member of our executive management team other than Gregory B. Sullivan, our President and Chief Executive Officer.

     We have undergone layoffs and restructurings over the past several months. While we believe we have done so in a manner that should not adversely impact our operating performance or internal controls, there can be no assurance that did not occur. If it did occur, problems may not arise until some indeterminate time in the future and they may or may not be material.

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

     Our financial instruments consist primarily of fixed rate finance receivables, residual interests in pools of fixed rate finance receivables, fixed rate Notes Receivable, and variable and fixed rate Notes Payable. Our finance receivables are classified as sub-prime loans and generally bear interest at the lower of 29.9% or the maximum interest rate allowed in states that impose interest rate limits. At December 31, 2001, the scheduled maturities on our finance receivables ranged from one to 48 months, with a weighted average maturity of 23.6 months. The interest rates we charge our customers on finance receivables has not changed as a result of fluctuations in market interest rates, although we may increase the interest rates we charge in the future if market interest rates increase. A large component of our debt at December 31, 2001 is the Collateralized Notes Payable (Class A obligations) issued under our securitization program. Issuing debt through our securitization program allows us to mitigate our interest rate risk by reducing the balance of the variable revolving line of credit and replacing it with a lower fixed rate note payable. We are subject to interest rate risk on fixed rate Notes Payable to the extent that future interest rates are lower than the interest rates on our existing Notes Payable.

     The table below illustrates the impact that hypothetical changes in interest rates could have on our earnings before income taxes over a twelve-month period at December 31, 2001 and 2000. We compute the impact on earnings for the period by first computing the baseline net interest income on our financial instruments with interest rate risk, which are the variable rate revolving credit lines and the variable rate notes payable. We then determine the net interest income based on each of the interest rate changes listed below and compare the results to the baseline net interest income to determine the estimated change in pretax earnings. The table does not give effect to our fixed rate receivables and borrowings.

                                              December 31, 2001                   December 31, 2000
      Change in Interest Rates              Change in Pretax Loss             Change in Pretax Earnings
      ------------------------            -------------------------           -------------------------
                                               ($ in thousands)                    ($ in thousands)

                + 2%                             $    (1,711)                        $    (2,020)
                + 1%                             $      (855)                        $    (1,010)
                - 1%                             $        855                        $      1,010
                - 2%                             $      1,711                        $      2,020

     In computing the effect of hypothetical changes in interest rates, we have assumed that:

o interest rates used for the baseline and hypothetical net interest income amounts are in effect for the entire twelve month period,
o interest for the period is calculated on financial instruments held at December 31, 2001 and 2000 less contractually scheduled payments and maturities, and
o there is no change in prepayment rates as a result of the interest rate changes.

     Our sensitivity to interest rate changes could be significantly different if actual experience differs from the assumptions used to compute the estimates.

       ITEM 8 -- CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                Independent Auditors' Report.....................................................     35
                Consolidated Financial Statements:
                    Consolidated Balance Sheets as of December 31, 2001 and 2000.................     36
                    Consolidated Statements of Operations for the years ended
                    December 31, 2001, 2000 and 1999.............................................     37
                    Consolidated Statements of Stockholders' Equity for the years ended
                       December 31, 2001, 2000 and 1999..........................................     38
                    Consolidated Statements of Cash Flows for the years ended
                       December 31, 2001, 2000 and 1999..........................................     39
                Notes to Consolidated Financial Statements.......................................     40

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ugly Duckling Corporation:

     We have audited the accompanying consolidated balance sheets of Ugly Duckling Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ugly Duckling Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in accordance with accounting principles generally accepted in the United States of America.

                               /s/  KPMG LLP

Phoenix, Arizona
February 20, 2002,
 except for Note 17 to the Consolidated Financial Statements, which is as of March 19, 2002.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                                                            December 31,
                                                                                -------------------------------------
                                                                                      2001               2000
                                                                                -----------------  ------------------
      ASSETS
      Cash and Cash Equivalents                                                 $       8,572      $        8,805
      Finance Receivables, Net                                                        495,254             500,469
      Note Receivable from Related Party                                               12,000              12,000
      Inventory                                                                        58,618              63,742
      Property and Equipment, Net                                                      37,739              38,679
      Intangible Assets, Net of Accumulated Amortization of $5.2
           million and $4.2 million, respectively                                      11,569              12,527
      Other Assets                                                                     20,006              11,724
      Net Assets of Discontinued Operations                                             3,899               4,175
                                                                                -----------------  ------------------
                                                                                $     647,657      $      652,121
                                                                                =================  ==================

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Liabilities:
         Accounts Payable                                                       $       2,850      $        2,239
         Accrued Expenses and Other Liabilities                                        38,250              36,830
         Notes Payable - Portfolio                                                    377,305             406,551
         Other Notes Payable                                                           52,510              16,579
         Subordinated Notes Payable                                                    31,259              34,522
                                                                                -----------------  ------------------
           Total Liabilities                                                          502,174             496,721
                                                                                -----------------  ------------------
      Stockholders' Equity:
         Preferred Stock $.001 par value, 10,000 shares authorized,
                none issued and outstanding                                                -                  -
         Common Stock $.001 par value, 100,000 shares authorized,
                18,774 and 18,764 issued, and 12,275
                and 12,292 outstanding, respectively                                       19                  19
         Additional Paid-in Capital                                                   173,741             173,723
         Retained Earnings                                                             12,074              21,772
         Treasury Stock, at cost                                                     (40,351)            (40,114)
                                                                                -----------------  ------------------
           Total Stockholders' Equity                                                 145,483             155,400
                                                                                -----------------  ------------------
                                                                                $     647,657      $      652,121
                                                                                =================  ==================

          See accompanying notes to Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                             Years Ended December 31,
                                                                   ---------------------------------------------
                                                                        2001          2000           1999
                                                                   ---------------------------------------------

Sales of Used Cars                                                 $       434,360 $     483,282   $     389,908
Less:
   Cost of Used Cars Sold                                                  247,999       268,248         219,037
   Provision for Credit Losses                                             151,071       141,971         102,955
                                                                   ---------------------------------------------
                                                                            35,290        73,063          67,916
                                                                   ---------------------------------------------
Other Income (Expense):
   Interest Income                                                         137,018       119,719          68,574
   Portfolio Interest Expense                                             (30,457)      (26,698)        (14,597)
                                                                   ---------------------------------------------
      Net Interest Income                                                  106,561        93,021          53,977
                                                                   ---------------------------------------------

Income before Operating Expenses                                           141,851       166,084         121,893

Operating Expenses:
   Selling and Marketing                                                    25,134        28,756          23,132
   General and Administrative                                              109,159       103,532          74,098
   Depreciation and Amortization                                             9,512         9,065           6,948
                                                                   ---------------------------------------------
       Operating Expenses                                                  143,805       141,353         104,178
                                                                   ---------------------------------------------

Income (Loss) before Other Interest Expense                                (1,954)        24,731          17,715
Other Interest Expense                                                      11,175         9,463           3,028
                                                                   ---------------------------------------------

Earnings (Loss) before Income Taxes                                       (13,129)        15,268          14,687
Income Taxes (Benefit)                                                     (3,087)         6,205           6,000
                                                                   ---------------------------------------------

Earnings (Loss) from Continuing Operations
     before Extraordinary Item                                            (10,042)         9,063           8,687
      Extraordinary Item - Gain on early extinguishment of debt, net           344            -               -
      Earnings from Operations of Discontinued Operations, net                  -             -              248
      Earnings from Disposal of Discontinued Operations, net                    -             -              325
                                                                   ---------------------------------------------
          Net Earnings (Loss)                                      $       (9,698) $       9,063   $       9,260
                                                                   =============================================

Earnings (Loss) per Common Share from Continuing
   Operations before Extraordinary Item
      Basic                                                        $        (0.82) $        0.67   $        0.58
                                                                   =============================================
      Diluted                                                      $        (0.82) $        0.67   $        0.57
                                                                   =============================================
Net Earnings (Loss) per Common Share
      Basic                                                        $        (0.79) $        0.67   $        0.61
                                                                   =============================================
      Diluted                                                      $        (0.79) $        0.67   $        0.60
                                                                   =============================================
Shares Used in Computation:
      Basic Weighted Average Shares Outstanding                             12,286        13,481          15,093
                                                                   =============================================
      Diluted Weighted Average Shares Outstanding                           12,286        13,627          15,329
                                                                   =============================================

          See accompanying notes to Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2001, 2000, and 1999
                                 (In thousands)


                                            Number of Shares
                                      ------------------------------                                                  Total
                                                                                       Retained                    Stockholders'
                                          Common        Treasury         Common        Earnings       Treasury         Equity
                                      ------------------------------ -------------------------------------------------------------
Balances at December 31, 1998         $     18,605         (2,764)   $   173,828    $        3,449  $    (14,510)  $       162,767
                                      ------------------------------ -------------------------------------------------------------
Issuance of Common Stock for Cash               51             -             364                -              -               364
Issuance of Common Stock Warrants               -              -           (900)                -              -             (900)
Purchase of Treasury Stock for Cash             -          (1,004)            -                 -         (5,811)          (5,811)
Net Earnings for the Year                       -              -              -              9,260             -             9,260
                                      ------------------------------ -------------------------------------------------------------
Balances at December 31, 1999               18,656         (3,768)       173,292            12,709       (20,321)          165,680
Issuance of Common Stock for Cash              108             -             450                -              -               450
Purchase of Treasury Stock for Cash             -          (1,619)            -                 -        (11,788)         (11,788)
Acquisition of Treasury Stock for
      Subordinated Debentures                   -          (1,085)            -                 -         (8,005)          (8,005)
Net Earnings for the Year                       -              -              -              9,063            -              9,063
                                      ------------------------------ -------------------------------------------------------------
Balances at December 31, 2000               18,764         (6,472)       173,742            21,772       (40,114)         155,400
Issuance of Common Stock for Cash               10             -              18                -             -                18
Acquisition of Treasury Stock
  In Conjunction with
  Severance Agreements                          -             (27)            -                 -           (237)            (237)
Net Loss for the Year                           -              -              -            (9,698)            -            (9,698)
                                      ------------------------------ -------------------------------------------------------------
Balances at December 31, 2001               18,774         (6,499)   $   173,760    $       12,074  $    (40,351)  $       145,483
                                      ============================== =============================================================


          See accompanying notes to Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                         Years Ended December 31,
                                                                            ---------------------------------------------------
                                                                            ---------------------------------------------------
                                                                                  2001             2000              1999
                                                                            ----------------- ----------------  ---------------
Cash Flows from Operating Activities:
     Net Earnings (Loss)                                                    $       (9,698)   $        9,063    $        9,260
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided
     by Operating Activities:
     Provision for Credit Losses                                                    151,071          141,971           102,955
     Depreciation and Amortization                                                   14,373           14,244             7,579
     Loss from Disposal of Property and Equipment                                       755               14                43
     Gain from Discontinued Operations                                                   -                -              (573)
     Increase (Decrease) in Deferred Income Taxes                                   (1,110)            3,844             1,479
     Collections from Residuals in Finance Receivables Sold                           1,136           15,551            15,949
     Increase in Goodwill from Acquisitions                                              -                -            (1,217)
     (Increase) Decrease in Inventory                                                 3,935          (1,277)          (18,720)
     Write-down of Inventory                                                          1,189              400                -
     (Increase) Decrease in Other Assets                                            (1,867)          (4,753)             1,415
     Increase (Decrease) in A/P, Accrued Expenses and Other Liabilities             (3,831)           16,653             7,751
     Increase (Decrease) in Income Taxes Payable                                      7,320          (6,253)             2,215
                                                                            ----------------- ----------------  ---------------
         Net Cash Provided by Operating Activities                                  163,273          189,457           128,136
                                                                            ----------------- ----------------  ---------------
Cash Flows Used in Investing Activities:
     Increase in Finance Receivables                                              (391,732)        (490,301)         (403,742)
     Collections on Finance Receivables                                             243,597          212,319            81,572
     (Increase) Decrease in Investments Held in Trust
       on Finance Receivables Sold                                                    1,398            8,996          (10,393)
     Advances under Notes Receivable                                                     -                -           (12,000)
     Repayments of Notes Receivables                                                     -                -               763
     Proceeds from Disposal of Property and Equipment                                 2,590            3,772                77
     Purchase of Property and Equipment                                            (10,961)         (17,390)           (8,974)
     Increase in Intangible Assets from Acquisitions                                     -                -              (169)
                                                                            ----------------- ----------------  ---------------
         Net Cash Used in Investing Activities                                    (155,108)        (282,604)         (352,866)
                                                                            ----------------- ----------------  ---------------
Cash Flows from Financing Activities:
     Initial Deposits at Securitization into Investments Held in Trust             (10,628)         (20,610)          (21,427)
     Additional Deposits into Investments Held in Trust                            (61,242)         (51,320)          (22,701)
     Collections from Investments Held in Trust                                      71,615           48,511            18,369
     Additions to Notes Payable Portfolio                                           652,672          791,606           751,070
     Repayment of Notes Payable Portfolio                                         (685,186)        (663,285)         (577,028)
     Additions to Other Notes Payable                                               102,332            5,674            59,180
     Repayment of Other Notes Payable                                              (67,322)         (25,960)          (38,523)
     Repayment of Subordinated Notes Payable                                       (10,933)          (3,456)          (10,000)
     Proceeds from Issuance of Common Stock                                              18              450               364
     Acquisition of Treasury Stock                                                       -          (11,788)           (5,811)
     Other, Net                                                                          -                -            (1,324)
                                                                            ----------------- ----------------  ---------------
         Net Cash (Used in) Provided by Financing Activities                        (8,674)           69,822           152,169
                                                                            ----------------- ----------------  ---------------
Net Cash Provided by Discontinued Operations                                            276           28,447            73,700
                                                                            ----------------- ----------------  ---------------
Net Increase (Decrease) in Cash and Cash Equivalents                                  (233)            5,122             1,139
Cash and Cash Equivalents at Beginning of Period                                      8,805            3,683             2,544
                                                                            ----------------- ----------------  ---------------
Cash and Cash Equivalents at End of Period                                  $         8,572   $        8,805    $        3,683
                                                                            ================= ================  ===============
Supplemental Statement of Cash Flows Information:
     Interest Paid                                                          $        38,675   $       31,796    $       17,850
                                                                            ================= ================  ===============
     Income Taxes Paid                                                      $      (10,904)   $       13,698    $        2,154
                                                                            ================= ================  ===============
     Acquisition of Treasury Stock with Subordinated Debt                   $            -    $        8,005    $          -
                                                                            ================= ================  ===============
     Acquisition of Treasury Stock in Conjunction with Severance Agreement  $           237   $           -     $           -
                                                                            ================= ================  ===============
     Repurchase of Warrants for Subordinated Note Payable                   $            -    $           -     $        (900)
                                                                            ================= ================  ===============

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

     The Company, through wholly owned subsidiaries, operates 76 used car sales dealerships, 13 inspection centers, 2 servicing centers and two loan-servicing facilities. Three additional wholly owned special purpose securitization subsidiaries are Ugly Duckling Receivables Corporation II, Ugly Duckling Receivables Corporation III and IV, all of which are "bankruptcy remote subsidiaries". Their assets at December 31, 2001 included continuing residuals in finance receivables sold and investments held in trust and at December 31, 2000, included both continuing and discontinued residuals in finance receivables sold and investments held in trust in the amounts of $70.0 million and $72.3 million, respectively. The assets of these three special purpose securitization subsidiaries generally would not be available to satisfy claims of creditors of the Company.

     As part of our restructuring and cost reduction plan implemented in 2001, we closed our Clearwater, Florida, and Tucson, Arizona loan servicing centers and consolidated their operations into our Gilbert, Arizona and Dallas, Texas loan servicing centers. In addition we closed two service centers, one located in California and the other in Texas, and one dealership located in Arizona and consolidated its business with another one of our stores.

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

     During 1999, the Company completed two acquisitions of two portfolios and nine car sales locations. In August, 1999, the Company acquired certain assets of DCT of Ocala Corporation, including four dealerships in Orlando, Florida and a loan portfolio of approximately $15 million in exchange for approximately $12.1 million in cash. In November 1999, the Company acquired certain assets of Virginia Auto Mart, including five dealerships in Richmond, Virginia and a loan portfolio of approximately $6.8 million in exchange for approximately $3.9 million in cash and $2.7 million in debt provided by the sellers. The debt balance was zero as of December 31, 2001. The excess of the purchase price over the fair values of the net assets acquired was approximately $1.1 million.

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

     No gain or loss has been recorded on the disposal of Cygnet Servicing as the Company anticipates that over the servicing period, expected to be 18 months remaining from December 31, 2001, it will realize a net gain.

     The components of Net Assets of Discontinued Operations as of December 31, 2001 and December 31, 2000 follow ($ in thousands):

                                                                          December 31,
                                                                   ---------------------------
                                                                       2001          2000
                                                                   ------------- -------------
Finance Receivables, net                                                 $    -        $4,386
Residuals in Finance Receivables Sold                                         -           922
Property and Equipment, net                                                   -           364
Servicing Receivable                                                      3,856         3,666
Other Assets, net of Accounts Payable and Accrued Liabilities                43       (5,163)
                                                                   ------------- -------------
Net Assets of Discontinued Operations                                    $3,899        $4,175
                                                                   ============= =============

    Following is a summary of the operating results of the Discontinued Operations for the years ended December 31, 2001, 2000, and 1999 ($ in thousands):

                                                                    December 31,
                                                       ----------------------------------------
                                                           2001          2000         1999
                                                       ----------------------------------------

Revenues                                                   $   690      $ 11,161    $ 46,705
Operating Expenses                                             275        10,113      38,056
Interest Expense                                               415         1,048       7,673
                                                       ----------------------------------------
Gain before Income Tax                                          -             -          976
Income Tax                                                      -             -          403
                                                       ----------------------------------------
Earnings from Discontinued Operations                      $    -        $    -      $   573
                                                       ========================================

     The Company allocates interest expense to Discontinued Operations on a monthly basis, based on the net assets at the prior month-end and at an annual rate of 10% or .83% per month.

(3) Summary of Significant Accounting Policies

Principles of Consolidation

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

     The Company provides sales finance services in connection with the sales of used cars to individuals residing in numerous metropolitan areas. The Company operated a total of 76, 77, and 72 used car dealerships (Company dealerships) at December 31, 2001, 2000, and 1999, respectively in eleven metropolitan markets in 2001, 2000 and 1999.

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

     Interest income is recognized using the interest method. Direct loan origination costs related to loans originated at Company dealerships are deferred and charged against finance income over the life of the related installment sales loan using the interest method. The accrual of interest for accounting purposes is suspended if collection becomes doubtful, generally 90 days past due, and is resumed when the loan becomes current. Interest income also includes income on the Company's residual interests from its securitization program.

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

     The Class A obligations have historically received investment grade ratings. To secure the payment of the Class A obligations, the securitization subsidiaries have obtained an insurance policies from MBIA Insurance Corporation that guarantees payment of amounts to the holders of the Class A obligations. Additionally, a cash "reserve" account is established for the benefit of the Class A obligations holders. The reserve accounts are classified in the financial statements as Investments Held in Trust and are a component of Finance Receivables, Net.

     For securitization transactions closed during the third quarter of 1998 and prior years, gains on sale were computed based upon the difference between the sales proceeds for the portion of finance receivables sold and the Company's recorded investment in the finance receivables sold. The Company allocated the recorded investment in the finance receivables between the portion of the finance receivables sold and the portion retained based on the relative fair values on the date of sale. The retained portion is reported as Residuals in Finance Receivables Sold and is a component of Finance Receivables, Net.

     Residuals in Finance Receivables Sold represents the present value of future cash flows from the underlying trust portfolios. These securitization transactions were discounted with a rate of 12% using the "cash out method". To the extent that actual cash flows on a securitization are below original estimates and differ materially from the original securitization assumptions and, in the opinion of management, those differences appear to be other than temporary in nature, the Company's residual will be adjusted, with corresponding charges against income in the period in which the adjustment is made. Such evaluations are performed on a security-by-security basis, for each residual interest retained by the Company.

     Residuals in Finance Receivables are classified as "held-to-maturity" securities in accordance with Statement No. 115.

     Securitization transactions closed subsequent to September 30, 1998 have been accounted for as a collateralized borrowing in accordance with Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement No. 125), as superseded by Statement No. 140. The loan contracts included in the transaction remain in Finance Receivables and the Class A obligations are reflected in Notes Payable.

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

     An allowance for credit losses (allowance) is established by charging the provision for credit losses and the allocation of acquired allowances. For loans generated by the Company's dealerships, the allowance is established by charging the provision for credit losses. To the extent that the allowance is considered insufficient to absorb anticipated credit losses over the next 12 months, additions to the allowance are established through a charge to the provision for credit losses. The evaluation of the allowance considers such factors as the performance of each dealership's loan portfolio, the Company's historical credit losses, the overall portfolio quality and delinquency status, the value of underlying collateral, and current economic conditions that may affect the borrowers' ability to pay.

Inventory

     Inventory consists of used vehicles held for sale, which is valued at the lower of cost or market, and repossessed vehicles, which are valued at market value. Vehicle reconditioning costs are capitalized as a component of inventory cost. The cost of used vehicles sold is determined on a specific identification basis.

Property and Equipment

     Property and Equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years for equipment and thirty years for buildings. Leasehold and land improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related improvements.

     The Company has capitalized costs related to the development of software products for internal use. Capitalization of costs begins during the development stage and ends when the software is available for general use. Amortization is computed using the straight-line method over the estimated economic life of seven years. During 2001, the Company made a change in the economic life of software developed for internal use. In prior years, the Company amortized the software straight-line over 5 years. In 2001, the economic life was changed to 7 years as we continue to make enhancements to the software that will allow a longer economic life. The impact of the change in economic life was not material.

Goodwill

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally fifteen to twenty years. Effective January 1, 2002 the Company adopted the provisions of Statement No. 142, Goodwill and Other Intangible Assets, which required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

Post-Sale Customer Support Programs

     A liability for the estimated cost of post sale customer support, including car repairs and the Company's down payment back and credit card programs, is established at the time the used car is sold by charging Cost of Used Cars Sold. The liability is evaluated for adequacy through a separate analysis of the various programs' historical performance. Effective August 1, 2001, the credit card program was eliminated.

Advertising

     All costs related to production and advertising are expensed in the period incurred. The Company had no advertising costs capitalized as of December 31, 2001 and 2000. Total production and advertising costs for the years ended December 31, 2001, 2000 and 1999 were $10.0 million, $11.5 million and $9.9 million respectively.

Interest Expense

     The  Company  allocates  interest  expense to  discontinued  operations  in accordance with guidance under EITF 87-24: "Allocation of Interest to Discontinued Operations." Interest expense charged to discontinued operations is limited to the total of interest on debt assumed by the discontinued operations and an allocation of other consolidated interest that is not directly attributable to other continuing operations of the Company. Other consolidated interest that cannot be allocated to operations of the Company is allocated based on a uniform ratio of consolidated debt to equity.

Income Taxes

     The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is not "more likely than not" that deferred tax assets will be realized.

Stock Option Plan

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure provisions of Statement No. 123, "Accounting for Stock-Based Compensation", which permits entities to provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method as defined in Statement No. 123 had been applied.

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

(4) Finance Receivables, Net

    A summary of Finance Receivables, Net follows ($ in thousands):

                                                                  December 31,
                                                  -----------------------------------------
                                                         2001                  2000
                                                  --------------------   ------------------
Contractually Scheduled Payments..................         $  694,572            $ 696,220
Unearned Interest Income..........................          (179,873)            (181,274)
                                                  --------------------   ------------------
Principal Balances, net...........................            514,699              514,946
Accrued Interest..................................              5,824                5,655
Loan Origination Costs............................              6,635               7,293
                                                  --------------------   ------------------
Principal Balances, net...........................            527,158              527,894
Investments Held in Trust.........................             69,996               71,139
Residuals in Finance Receivables Sold.............                  -                1,136
                                                  --------------------   ------------------
Finance Receivables...............................            597,154              600,169
Allowance for Credit Losses.......................          (101,900)             (99,700)
                                                  --------------------   ------------------
Finance Receivables, net..........................         $  495,254            $ 500,469
                                                  ====================   ==================
Allowance as % of Ending Principal Balances, net               19.8%                 19.4%
                                                  ====================   ==================

     The following table reflects the change in year-end principal balances retained on our balance sheet measured in terms of the principal amount ($ in thousands) and the number of loans outstanding.

                                                              Managed Loans Outstanding - December 31,
                                              --------------------------------------------------------------------------
                                                      Principal Balances                     Number of Loans
                                              ------------------------------------ -------------------------------------
                                                     2001              2000               2001              2000
                                              ------------------------------------ -------------------------------------
Principal Balances - Managed...................$      514,699      $     519,005           82,254            84,864
Less:  Principal - Securitized and Sold........            -               4,059               -              2,266
                                              ------------------------------------ -------------------------------------
Principal Balances - Retained..................$      514,699      $     514,946           82,254            82,598
                                              ==================================== =====================================

     Residuals in Finance Receivables Sold represent the Company's subordinated interest in loans sold under the gain on sale method. The decrease in 2001 is attributable to no additional loans securitized under the gain on sale method, as well as the runoff of portfolios securitized and sold during prior periods.

A summary of Residuals in Finance Receivables Sold follows ($ in thousands):

                                                                  December 31,
                                                                      2000
                                                                 -------------
Retained Interest in Subordinated Securities (B Certificates)... $       1,097
Net Interest Spreads, less Present Value Discount............              114
Reduction for Estimated Credit Loss..........................              (75)
                                                                 -------------
Residuals in Finance Receivables Sold........................    $       1,136
                                                                 =============

Securitized Principal Balances Outstanding...................    $       4,059
                                                                 =============
Estimated Credit Losses as a % of
    Securitized Principal Balances Outstanding...............             1.8%
                                                                 =============

     As of December 31, 2001, there were no residuals in finance receivables sold.

     A summary of activity for the Residuals in Finance Receivables Sold follows ($ in thousands):

                                                                              December 31,
                                                                 ------------------------------------
                                                                     2001         2000         1999
                                                                 -----------  -----------  ----------
Balance, Beginning of Year...................................    $     1,136  $    17,382  $   33,331
Amortization and write-down..................................        (1,136)     (16,246)    (15,949)
                                                                 ----------   ----------   ----------
Balance, End of Year.........................................    $       -    $     1,136  $   17,382
                                                                 ==========    ==========  ==========

     A summary of activity for Investments Held in Trust follows ($ in thousands):

                                                          December 31,
                                             ----------------------------------------
                                                 2001         2000         1999
                                             ----------------------------------------
Balance, Beginning of Year                   $   71,139    $    56,716  $    20,564
Initial Deposits at Securitization               10,628         20,610       21,427
Additional Deposits from Trust Collections       37,578         27,574        7,217
Collections in Transit                           23,664         23,746       15,484
Disbursements to the Company                   (73,013)       (57,507)      (7,976)
                                             ----------------------------------------
Balance, End of Year                         $   69,996    $    71,139  $    56,716
                                             ========================================

     In connection with its securitization transactions, the Company provides a credit enhancement to the investor. The Company makes an initial cash deposit, ranging from 3% to 6% of the initial underlying finance receivables principal balance, into an account held by the trustee (reserve account) and pledges this cash to the trust to which the finance receivables were transferred. Additional deposits from the residual cash flow (through the trustee) are made to the reserve account as necessary to attain and maintain the reserve account at a specified percentage, ranging from 8.0% to 11.0%, of the underlying finance receivables principal balances.

     Due to the impact of the recession, the events of September 11th and the poor auction recovery market at year end 2001, three of our trusts, 2000B, 2000C and 2001A, reached charge-off levels for the month of December 2001 that triggered an acceleration of rights for MBIA under the Insurance Agreements of the respective trusts. These rights include, among other things, the ability to transition servicing on the trusts to a third party and accelerate the cash flow to the A bondholders until they have been paid in full. These trusts reached these levels only for the month indicated and have dropped back below these levels in January 2002. These trusts continue to trap cash in the reserve accounts related to these breaches in charge-off levels.

     During 2001, the Company made initial reserve account deposits totaling approximately $10.6 million at the time of securitizations. The required aggregate reserve balance for all oustanding securitizations, based upon the original targeted percentages excluding trapped cash, was approximately $39.4 million at December 31, 2001. Actual balances in the reserve accounts, including trapped cash, totaled $45.3 million at December 31, 2001.

(5) Allowance for Credit Losses

     A summary of the activity for the allowance for credit losses on finance receivables follows ($ in thousands):

                                                                   Years Ended December 31,
                                                              ------------------------------------
Allowance Activity:                                                   2001             2000
                                                              ------------------------------------
Balance, Beginning of Period.........................            $        99,700  $         76,150
Provision for Credit Losses..........................                    151,071           141,971
 Other Allowance Activity.............................                     (133)           (2,666)
Net Charge Offs......................................                  (148,738)         (115,755)
                                                              ------------------------------------
Balance, End of Period...............................            $       101,900  $         99,700
                                                              ====================================

(6)  Related Party Transactions

     In January 2001, the Company entered into a $35 million senior secured loan facility as a renewal for a $38 million senior loan facility originated in May
1999. As a condition to the $35 million senior secured loan agreement, Verde Investments, Inc., an affiliate of Mr. Garcia, was required to invest $7 million in the Company through a subordinated loan. The funds were placed in escrow as additional collateral for the $35 million senior secured loan. The funds were to be released in July 2001 if, among other conditions, the Company had at least $7 million in pre-tax income through June of 2001 and, at that time, Mr. Garcia would have guaranteed 33% of the $35 million facility. The Company did not meet this pre-tax income requirement for the first six months of 2001. Per the loan agreement, Mr. Garcia was entitled to receive warrants from the Company for 1.5 million shares of stock, vesting over a one-year period, at an exercise price of $4.50 subject to certain conditions. Also as consideration for the loan, the Company released all options to purchase real estate that were then owned by Verde and leased to the Company. The Company also granted Verde the option to purchase, at book value, any or all properties currently owned by the Company, or acquired by the Company prior to the earlier of December 31, 2001, or the date the loan is repaid. Verde agreed to lease the properties back to the Company, on terms similar to our current leases, if it exercises its option to purchase any of the properties. In December 2001, Verde exercised its right to purchase from, and lease back to the Company, six properties having a net book value of approximately $6.7 million. This purchase and lease back transaction closed in January 2002. The loan is secured by a portion of the finance receivables in the Company's securitization transactions but is subordinate to the senior secured loan facility. The loan requires quarterly interest payments at LIBOR plus 600 basis points and is subject to pro rata reductions if certain conditions are met. An independent committee of the Company's board reviewed and negotiated the terms of this subordinated loan and the Company also received an opinion from an investment banker, which deemed the loan fair from a financial point of view both to the Company's shareholders and the Company. The balance of the note with Verde was $5.4 million at December 31, 2001.

     In May 2001, Verde purchased one of the Company's properties in Atlanta, Georgia, pursuant to the Verde option discussed above. The property's book value was approximately $1.7 million. The lease is on terms consistent with other sale-leasebacks. Verde has leased the property back to the Company under a 20-year lease, which expires May 2021.

     The Note Receivable - Related Party originated from the Company's December 1999 sale of its Cygnet Dealer Finance subsidiary to Cygnet Capital Corporation, an entity controlled by Ernest C. Garcia II, Chairman and principal shareholder of the Company. The $12.0 million note from Cygnet Capital Corporation has a 10-year term, with interest payable quarterly at 9%, due December 2009. The note is secured by the capital stock of Cygnet Capital Corporation and guaranteed by Verde Investments, Inc. ("Verde"), an affiliate of Mr. Garcia. Under the terms of the agreement, Mr. Garcia is allowed to reduce the principal balance up to a maximum of $8.0 million by surrendering to the Company shares of Ugly Duckling common stock (valued at 98% of the average of the closing prices of the stock on NASDAQ for the ten trading days prior to the surrender) as long as Mr. Garcia's ownership interest of the Company voting stock does not fall below 15% and the acceptance of such stock by the Company does not result in a breach of a covenant. As a result of the going private transaction, this ability to surrender stock for a note reduction was terminated at that time. The balance of this loan at December 31, 2001 and 2000 was $12.0 million.

(7)   Property and Equipment, net

A summary of Property and Equipment as of December 31, 2001 and 2000 follows ($ in thousands):


                                                                            December 31,
                                                                     ---------------------------
                                                                            2001        2000
                                                                     -------------- ------------
    Land.........................................................    $     4,649    $     6,010
    Buildings and Leasehold Improvements.........................         26,713         19,979
    Furniture and Equipment......................................         34,714         31,920
    Construction in Process......................................             85          2,897
                                                                     -----------    -----------
                                                                          66,161         60,806
    Less Accumulated Depreciation and Amortization...............        28,422)       (22,127)
                                                                     -----------    -----------
    Property and Equipment, Net..................................    $    37,739    $    38,679
                                                                     ===========    ===========

     The Company has commitments under capital leases, consisting primarily of software and other computer equipment classified in Furniture and Equipment, included in the above table. The assets under capital leases have a cost of $3.3 million for years ended December 31, 2001 and 2000, and $2.0 for the year ended December 31, 1999. Further, the accumulated depreciation on the capital lease assets was $2.5 million, $2.0 million and $1.7 million at December 31, 2001, 2000 and 1999, respectively.

     The unamortized costs related to the development of software products for internal use was $5.2 million, $5.4 million, and $5.3 million at December 31, 2001, 2000 and 1999, respectively. In addition, the amortization expense related to the internally developed software was $1.4 million, $1.4 million and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(8)   Notes Payable

    Notes Payable, Portfolio
A summary of Notes Payable, Portfolio at December 31, 2001 and 2000 follows ($ in thousands):

                                                                                                            December 31,
                                                                                                -----------------------------------
                                                                                                        2001              2000
                                                                                                -----------------  ----------------
Revolving Facility for $125.0 million with GE Capital, secured by substantially all
     assets of the Company, terminated April 2001                                               $            -          $ 53,326
Revolving Facility for $75.0 - $100.0 million with Greenwich Capital Financial Products,
     Inc, secured by substantially all assets of the Company, not otherwise pledged                      38,249                -
Class A obligations issued pursuant to the Company's Securitization Program, secured by underlying pools of finance receivables and
     investments held in trust totaling $515.2 million and $541.6
     million at December 31, 2001, and December 31, 2000, respectively                                  341,812          355,972
                                                                                                -----------------  ----------------
     Subtotal                                                                                           380,061          409,298
     Less:  Unamortized Loan Fees                                                                         2,756            2,747
                                                                                                -----------------  ----------------
     Total                                                                                      $       377,305        $ 406,551
                                                                                                =================  ================

     The revolving facility note payable at December 31, 2000, has interest payable daily at 30 day LIBOR plus 3.15% (9.78% at December 31, 2000). The revolving facility agreement contains various reporting and performance covenants, including the maintenance of certain ratios, limitations on additional borrowings from other sources, restrictions on certain operating activities, and a restriction on the payment of dividends under certain circumstances.

     Effective April 2001, the Company replaced the warehouse receivables portion of the GE Capital facility. The new warehouse has subsequently been renewed in March of 2002 for another 364-day term and allows for maximum borrowings of $100 million. The borrowing base is calculated as a discount to the net securitization rate and as of December 31, 2001, was 64.3% of the principal balance of eligible loans originated from the sale of used cars. The lender maintains an option to adjust the advance rate to reflect changes in market conditions or portfolio performance. The interest rate on the facility is LIBOR plus 2.80% (4.72% at December 31, 2001). At December 31, 2001, the Company was not in compliance with the interest coverage ratio, debt to EBITDA ratio, and the gross margin ratio covenants of this facility and received a waiver from the lender. The Company was in compliance with all other required covenants.

     Class A obligations have interest payable monthly at rates ranging from 3.4% to 5.1%. Monthly principal reductions on the Class A obligations approximate 70% of the principal reductions on the underlying pool of finance receivable loans.

    Other Notes Payable
A summary of Other Notes Payable at December 31, 2001 and 2000 follows ($ in thousands):

                                                                                                       December 31,
                                                                                            -----------------------------------
                                                                                                  2001              2000
                                                                                            ----------------- -----------------
Senior note payable with certain lenders, secured by the capital stock of UDRC II,
     UDRC III, UDRC IV, and certain other receivables                                            $  26,000         $  11,141
Revolving Facility for $36.0 million with Automotive Finance Corporation, secured by the
     Company's automobile inventory                                                                 20,963                 -
Other notes payable bearing interest at rates ranging from 7.5% to 11% due through
     October 2015, secured by certain real property and certain property and equipment               6,133             5,637
                                                                                            ----------------- -----------------
     Subtotal                                                                                       53,096            16,778
     Less:  Unamortized Loan Fees                                                                      586               199
                                                                                            ----------------- -----------------
     Total                                                                                       $  52,510         $  16,579
                                                                                            ================= =================

     In January 2001, the Company entered into a $35 million senior secured loan facility with certain lenders as a renewal for the $38 million senior secured loan facility originated in May 1999. The new facility has a term of 25 months. Per the agreement, the Company must make principal payments of $1.0 million per month from April 2001 through September 2003. Thereafter through maturity, the agreement requires minimum payments of the greater of $3.0 million per month or 50% of the cash flows from classes of notes issued through securitization that are subordinate to the Class A bonds. Interest is payable monthly at LIBOR plus 600 basis points (7.90% at December 31, 2001). In 2000, interest was payable monthly at LIBOR plus 550 basis points (6.64% at December 31, 2000). The new loan, like the previous loan, is secured by our Residuals in Finance Receivables Sold and certain Finance Receivables. At December 31, 2001, the Company was not in compliance with the minimum capital base and minimum interest coverage covenants of this facility, and received a waiver from the lender. The Company was in compliance with all other required covenants.

     Effective August 31, 2001, the Company replaced the inventory line of credit portion of the GE Capital facility. The new revolving inventory facility is for $36 million, an $11 million increase from the prior facility, and expires in June of 2003. The borrowing base is calculated on advance rates on inventory purchased, ranging from 80% to 100% of the purchase price. The interest rate on the facility is Prime plus 6.0% (10.75% at December 31, 2001). The facility is secured with the Company's automobile inventory. At December 31, 2001, the Company was not in compliance with the interest coverage ratio and was in default due to the charge-off levels for three trusts in the month of December 2001, and received a waiver from the lender for both. The Company was in compliance with all other required covenants.

    Subordinated Notes Payable
    A summary of Subordinated Notes Payable at December 31, 2001 and 2000 follows ($ in thousands):

                                                                                                       December 31,
                                                                                            -----------------------------------
                                                                                                  2001              2000
                                                                                            ----------------- -----------------
$13.5 million senior subordinated notes payable to unrelated parties, bearing interest at 15% per annum payable quarterly, principal due February 2003
     and is senior to subordinated debentures                                                    $   5,000         $  11,500
$17.5 million subordinated debentures, interest at 12% per annum
     (approximately 18.8% effective rate) payable semi-annually, principal
     balance due October 23, 2003                                                                   13,839            17,479
$11.9 million subordinated debentures, interest at 11% per annum
     (approximately 19.7% effective rate) payable semi-annually, principal
     balance due April 15, 2007                                                                     11,940            11,940
$7.0 million senior subordinated note payable to a related party, bearing interest at LIBOR plus 6% per annum payable quarterly, principal due
     December 2003                                                                                   5,400                -
                                                                                            ----------------- -----------------
     Subtotal                                                                                       36,179            40,919
     Less:  Unamortized Loan Fees                                                                        -               915
            Unamortized Discount - subordinated debentures                                           4,920             5,482
                                                                                            ----------------- -----------------
     Total                                                                                       $  31,259         $  34,522
                                                                                            ================= =================

     In January 2001, the Company issued a subordinated note payable to Verde Investments, Inc., an affiliate of Mr. Garcia. The loan, which matures in December 2003, is secured by a portion of the finance receivables in the Company's securitization transactions but is subordinate to the senior secured loan facility. The loan requires quarterly interest payments at LIBOR plus 600 basis points and is subject to pro rata reductions if certain conditions are met. For a full description of all of the terms of the loan transaction see Note
(6) - Related Party Transactions.

     In June 2001, the Company repurchased in the open market and retired approximately $3.6 million of the $17.5 million in subordinated debentures for approximately $2.6 million. The after tax impact, net the associated unamortized discount, of the transaction was a gain from extinguishment of debt of $0.3 million. The gain has been classified as "Extraordinary Item - Gain on Early Extinguishment of Debt" on the Consolidated Statement of Operations.

     In connection with the 1998 issuance of the $15 million senior subordinated notes payable, the Company issued warrants to the lenders to purchase up to 500,000 shares of the Company's common stock. The warrants were valued at approximately $900,000, had an exercise price of $10.00 per share and were exercisable at any time until the later of February 2001, or such time as the notes have been paid in full. In September 2000, the Loan Agreement, Warrants and Warrant Agreements between the Company and certain lenders under this Loan Agreement were amended to: reduce the outstanding principal balance under the Loan Agreement from $15 million to $13.5 million; require us to take out one of the lenders in the facility by paying off that lender's $1.5 million share of the loan (which occurred), and cancel the number of outstanding warrants attributable to that portion of the loan; increase the interest rate under the Loan Agreement to 15%; extend the term of the Loan Agreement to February 12, 2003; and provide for the repayment of principal and the corresponding reduction of warrants under certain terms and conditions.

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

     Interest expense related to the $14.0 million subordinated note payable to Verde that was assumed by Cygnet Dealer Finance Inc. ("CDF") as part of the December 1999 sale of CDF, totaled zero, zero and $.9 million during the years ended December 31, 2001, 2000, and 1999, respectively. Since the $14.0 million Verde note was assumed by CDF, interest expense for all three years is reclassified as a component of interest expense within operating results of Discontinued Operations. Interest expense related to the $7.0 million subordinated note payable to Verde, originated in January 2001, totaled $0.4 million for the year ended December 31, 2001.

     Future Minimum Principal Payments
     Future minimum principal payments required under all notes payable, excluding securitizations and capital leases, secured by certain real property and certain property and equipment are summarized as follows ($ in thousands):


                                       Total
                               ----------------------
     2002                      $           86,806
     2003                                  23,070
     2004                                   1,305
     2005                                   1,398
     2006                                     203
     Thereafter                            14,068
                               ----------------------
               Total           $          126,850
                               ======================

     Capital Lease commitments for years ending December 31, 2002 and 2003, are $0.4 million and $0.2 million; respectively, and zero thereafter

(9) Income Taxes

     Income taxes (benefit) from continuing operations totaled ($3.1) million, $6.2 million, and $6.0 million for years ended December 31, 2001, 2000 and 1999, respectively (an effective tax rate of 23.5%, 40.6%, and 40.9%, respectively). Reconciliation between taxes computed at the federal statutory rate of 35% for 2001, 2000 and 1999 respectively at the effective tax rate on earnings before income taxes are as follows ($ in thousands):

                                                                                    December 31,
                                                                      -----------------------------------------
                                                                           2001         2000         1999
                                                                      -----------------------------------------
Computed "Expected" Income Tax...........................             $   (4,595)   $    5,344    $       5,140
State Income Taxes, Net of Federal Effect...................                (520)          758              785
Change in Estimate for Tax Deficiencies.....................                2,060           -                -
Other, Net........................................................           (32)          103               75
                                                                      -----------------------------------------
                                                                      $   (3,087)   $    6,205    $       6,000
                                                                      =========================================

     Components of income taxes (benefit) for the years ended December 31, 2001, 2000 and 1999 follow ($ in thousands):

                                                                Current            Deferred           Total
                                                           ------------------   ----------------  ---------------
2001:
   Federal                                                    $      (2,177)    $         (107)   $      (2,284)
   State                                                                 200            (1,003)            (803)
                                                           ------------------   ----------------  ---------------
                                                              $      (1,977)    $       (1,110)   $      (3,087)
                                                            ==================   ================  ===============

2000:
   Federal                                                    $        (744)    $         5,783   $        5,039
   State                                                                 290                876            1,166
                                                           ------------------   ----------------  ---------------
                                                                       (454)              6,659            6,205
    Discontinued Operations                                            (583)                583               -
                                                           ------------------   ----------------  ---------------
                                                              $      (1,037)    $         7,242   $        6,205
                                                           ==================   ================  ===============
1999:
   Federal                                                    $        2,839    $         1,953   $        4,792
   State                                                               1,403              (195)            1,208
                                                           ------------------   ----------------  ---------------
                                                                       4,242              1,758            6,000
    Discontinued Operations                                              683              (280)              403
                                                           ------------------   ----------------  ---------------
                                                              $        4,925    $         1,478   $        6,403
                                                           ==================   ================  ===============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000 are presented below ($ in thousands):

                                                                                          December 31,
                                                                                   ----------------------------
                                                                                        2001          2000
                                                                                   ----------------------------
Deferred Tax Assets:
    Inventory                                                                      $        1,177  $        691
    Federal and State Income Tax Net Operating Loss Carryforwards                           1,818         1,818
    Accrued Post Sale Support                                                                 846         1,359
    Deferred Rent                                                                             781           600
    Other                                                                                   2,930         1,772
                                                                                   ----------------------------
    Total Gross Deferred Tax Assets                                                         7,552         6,240
    Less:  Valuation Allowance                                                            (1,000)       (1,000)
                                                                                   ----------------------------
         Net Deferred Tax Assets                                                            6,552         5,240
                                                                                   ----------------------------
Deferred Tax Liabilities:
    Finance Receivables, Principally Due to the Allowance for Credit Losses        $      (6,834)  $    (7,197)
    Fixed Assets, including Software Development Costs                                      (561)           171
    401K                                                                                    (449)         (449)
    Other                                                                                   (295)         (462)
                                                                                   ----------------------------
       Total Gross Deferred Tax Liabilities                                               (8,139)       (7,937)
                                                                                   ----------------------------
       Net Deferred Tax Asset (Liability)                                          $      (1,587)  $    (2,697)
                                                                                   ============================

     At December 31, 2001, the Company had net operating loss of $1.6 million for US federal tax purposes. Utilization of net operating loss, which begins to expire at various times starting in 2011, may be subject to certain limitations under Section 382 of the Internal Revenue Code.

     There was an increase of $.3 million in the Valuation Allowance for the year ended December 31, 2000. In assessing the ability to realize the Deferred Tax Assets, management considers whether it is "more likely than not" that some portion or all of the Deferred Tax Assets will not be realized. The ultimate realization of Deferred Tax Assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of Deferred Tax Liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the Deferred Tax Assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the established valuation allowance at December 31, 2001.

(10) Lease Commitments

     The Company leases used car sales facilities, loan servicing centers, offices, and certain office equipment from unrelated and related entities under various operating leases that expire through December 2020. The leases require monthly rental payments and contain various renewal options from one to ten years. In certain instances, the Company is also responsible for occupancy and maintenance costs, including real estate taxes, insurance, and utility costs. Rent expense totaled $12.9 million, $14.2 million and $13.0 million for the years ended December 31, 2001, 2000, and 1999, respectively.

     A summary of future minimum lease payments required under non-cancelable operating leases with remaining lease terms in excess of one year as of December 31, 2001 follows ($ in thousands):


                      Related Party         Non-Related Party           Total

                   ---------------------   ---------------------  ------------------

2002               $            3,582      $            7,541     $       11,123
2003                            3,689                   5,697              9,386
2004                            3,800                   4,041              7,841
2005                            3,914                   2,346              6,260
2006                            4,031                   1,788              5,819
Thereafter                     58,924                   5,487             64,411
                   =====================   =====================  ==================
         Total     $           77,940      $           26,900     $      104,840
                   =====================   =====================  ==================


     In 1998 the Company sold 17 properties to an unrelated investment company under a sale-leaseback agreement. In December 1999, Verde acquired these 17 properties at a 10.0% discount for approximately $24.6 million. In addition, the Company sold to Verde one property in 2001 and six properties in 2002 under sale-leaseback agreements. The total amount paid to Verde under these leases in 2001 and 2000 was approximately $3.7 million and $3.3 million, respectively. The Company had previously acquired the option to purchase these properties at Verde's purchase price under certain conditions. As consideration for the $7 million subordinated loan from Verde, the Company released these purchase options and also granted Verde the option to purchase, at book value, any or all properties currently owned by the Company, or acquired by the Company prior to the earlier of December 31, 2001, or the date the loan is repaid. Verde agreed to lease the properties back to the Company, on terms similar to our current leases, if it exercises its option to purchase any of the properties.

(11) Stockholders' Equity

     In January 2001, as consideration for the $7 million loan from Verde, the Company agreed to issue to Verde, the right to acquire warrants on July 25, 2001 subject to certain conditions. The warrants would allow for the purchase of up to 1,500,000 shares of the Company's common stock. The warrants would be exercisable at $4.50 per share through July 25, 2011.

     During 2001, the Company recorded the acquisition of 27,000 shares of Treasury Stock in conjunction with employee severance agreements.

     During 2000, the Company acquired approximately 1.6 million shares of Treasury Stock for approximately $11.0 million under its Stock Repurchase Program. During 2000, the Company acquired approximately 1.1 million shares of Company Common Stock with a value of approximately $8.0 million in the Exchange Offer.

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


 (12) Earnings (Loss) Per Share

     The Company paid no dividends in 2001, 2000, or 1999. A summary of the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the years ended December 31, 2001, 2000, and 1999 follows ($ in thousands, except for per share amounts):

                                                                ------------------------------------------------
                                                                     2001            2000             1999
                                                                ---------------  --------------  ---------------

Net Earnings (Loss) from Continuing Operations
   before Extraordinary Item                                     $    (10,042)    $      9,063    $       8,687
                                                                ===============  ==============  ===============
Net Earnings (Loss)                                              $     (9,698)    $      9,063    $       9,260
                                                                ===============  ==============  ===============
Basic Earnings (Loss) Per Share from Continuing Operations
   before Extraordinary Item                                     $      (0.82)    $       0.67    $        0.58
                                                                ===============  ==============  ===============
Diluted Earnings (Loss) Per Share from Continuing Operations
   before Extraordinary Item                                     $      (0.82)    $       0.67    $        0.57
                                                                ===============  ==============  ===============

Basic Net Earnings (Loss) Per Share                              $      (0.79)    $       0.67    $        0.61
                                                                ===============  ==============  ===============
Diluted Net Earnings (Loss) Per Share                            $      (0.79)    $       0.67    $        0.60
                                                                ===============  ==============  ===============
Basic EPS-Weighted Average Shares Outstanding                           12,286          13,481           15,093
Effect of Diluted Securities:
   Stock Options                                                            -               -                 7
   Warrants                                                                 -              146              229
                                                                ---------------  --------------  ---------------
Dilutive EPS-Weighted Average Shares Outstanding                        12,286          13,627           15,329
                                                                ===============  ==============  ===============
Warrants Not Included in Diluted EPS Since Antidilutive                    313           1,245            1,049
                                                                ===============  ==============  ===============
Stock Options Not Included in Diluted EPS Since Antidilutive             1,449             843              610
                                                                ===============  ==============  ===============

(13) Stock Option Plan

     In June 1995, the Company adopted a long-term  incentive plan (Stock Option
Plan) under which it has set aside 1,800,000 shares of common stock to be granted to employees. Options are to vest over a period to be determined by the Board of Directors upon grant and will generally expire 6 to 10 years after the date of grant. The options generally vest over a period of 5 years.

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

     A summary of the aforementioned stock plan activity including the number and weighted average price per share (Average Price) follows:

                                                      Stock Option Plan                           Executive Plan
                                            ---------------------------------------   ----------------------------------------
                                                                    Average                                     Average
                                                  Number             Price                   Number              Price
                                            ---------------------------------------   ----------------------------------------
Balances at December 31, 1999                     1,137,000                 6.33               680,000                 7.22
Granted                                             113,000                 6.35                    -                    -
Forfeited                                         (174,000)                 6.73              (70,000)                 8.25
Exercised                                         (108,000)                 4.20                    -                    -
                                            ---------------------------------------   ----------------------------------------
Balances at December 31, 2000                       968,000     $           6.50               610,000        $        7.10
                                            ---------------------------------------   ----------------------------------------
Granted                                              20,000                 4.03                    -                    -
Forfeited                                          (97,000)                 7.04                    -                    -
Exercised                                          (11,000)                 1.72                    -                    -
                                            ---------------------------------------   ----------------------------------------
Balances at December 31, 2001                       880,000                 6.44               610,000        $        7.10
                                            ==================================================================================
Number of shares exercisable                        557,000                                    180,000
                                            ===================                       =====================

     At December 31, 2001, there were 920,000 and 190,000 additional shares available for grant under the Stock Option Plan and Executive Plan, respectively. The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $2.73, $3.09 and $3.88, respectively, on the date of grant using the Black-Scholes option-pricing model. The following are the weighted-average assumptions: 2001-- expected dividend yield 0%, risk-free interest rate of 4.19%, expected volatility of 82.3%, and an expected life of 5 years; 2000 -- expected dividend yield 0%, risk-free interest rate of 4.64%, expected volatility of 48.9%, and an expected life of 5 years; 1999 -- expected dividend yield 0%, risk-free interest rate of 5.67%, expected volatility of 41.2%, and an expected life of 5 years.

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

     The Company applies APB Opinion 25 in accounting for its Plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below ($ in thousands, except per share data):

                                                                             2001              2000           1999
                                                                        ---------------    -------------  -------------

Pro Forma Earnings (Loss) from Continuing Operations                     $(   10,364)        $   8,345     $    7,603
Pro Forma Net Earnings (Loss)                                            $   (10,364)        $   8,345     $    8,176
Earnings (Loss) per Share - Basic:
     Continuing Operations before Extraordinary Items Pro Forma          $     (0.84)        $    0.62     $     0.50
     Net Earnings (Loss) Pro Forma                                       $     (0.84)        $    0.62     $     0.54
Earnings (Loss) per Share - Diluted:
     Continuing Operations before Extraordinary Item Pro Forma           $     (0.84)        $    0.61     $     0.50
     Net Earnings (Loss) Pro Forma                                       $     (0.84)        $    0.61     $     0.53

    A summary of stock options granted at December 31, 2001 follows:

                                               Options Outstanding                           Options Exercisable
                             ---------------------------------------------------------------------------------------------
                                   Number         Weighted-Avg       Weighted-Avg         Number         Weighted-Avg
    Range of                    Outstanding         Remaining          Exercise        Exercisable         Exercise
    Exercise Prices             at 12/31/01     Contractual Life        Price          at 12/31/01           Price
    ------------------------ ---------------------------------------------------------------------------------------------

     $1.72 to $5.56                    663,781       5.68 years     $       4.86           300,479      $             4.12
     $6.28 to $8.19                    162,900       5.47 years             7.50           108,440                    7.21
     $8.25 to $8.25                    624,800       6.04 years             8.25           304,880                    8.25
     $8.44 to $18.63                    38,200       5.78 years            10.42            23,600                   11.15
                             -------------------                  --------------------------------------------------------
                                     1,489,681                      $       6.71           737,399      $             6.51
                             ===================                  ========================================================

 (14) Commitments and Contingencies

     In connection with its securitization transactions, the Company provides a credit enhancement to the investor. The Company maintains reserve accounts at a specified percentage, ranging from 8.0% to 11.0%, of the underlying finance receivables' principal balance. In the event that the cash flows generated by the finance receivables are insufficient to pay obligations of the trust, including principal or interest due to certificate holders or expenses of the trust, the trustee will draw funds from the reserve account as necessary to pay the obligations of the trust. The reserve account must be maintained at a specified percentage of the principal balances of the finance receivables held by the trust, which can be increased in the event delinquencies or losses exceed specified levels. If the reserve account exceeds the specified percentage, the trustee will release the excess cash to the Company from the pledged reserve account. Except for releases in this manner, the cash in the reserve account is restricted from use by the Company. Due to the impact of the recession, the events of September 11th and the poor auction recovery market at year end 2001, three of our trusts, 2000B, 2000C and 2001A, reached charge-off levels for the month of December 2001 that triggered an acceleration of rights for MBIA under the Insurance Agreements of the respective trusts. These rights include, among other things, the ability to transition servicing on the trusts to a third party and accelerate the cash flow to the A bondholders until they have been paid in full. These trusts reached these levels only for the month indicated and have dropped back below these levels in January 2002. These trusts continue to trap cash in the reserve accounts related to these breaches in charge-off levels.

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

     The Company is involved in various claims and actions arising in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company. No provision has been made in the accompanying consolidated financial statements for losses, if any, which might result from the ultimate disposition of these matters.

 (15)  Retirement Plan

     The Company has established qualified 401(k) retirement plan (defined contribution plan) which became effective on October 1, 1995. The plan, as amended, covers substantially all employees having no less than 90 days of service, have attained the age of 18, and work at least 1,000 hours per year. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations.

     Prior to January 1, 2002, the 401(k) plan provided a matching contribution of Ugly Duckling common stock of up to 50% for up to the first six percent of a participant's pre-tax contributions. The matching contribution vesting and percentage match were based upon years of service with one hundred percent vesting and fifty percent matching at five years. After an analysis and determination of what was in the best interests of the plan participants, all of the shares of our stock in the 401(k) plan were tendered in the amended tender offer. Beginning January 1, 2002, the Company no longer does matching contributions with Ugly Duckling stock and instead provides a matching contribution of cash in the amount of 35% of the first 6% of each employee's deferrals. Compensation expense related to this plan totaled $678,000, $566,000, and $194,000 during the years ended December 31, 2001, 2000, and 1999, respectively.

(16)  Disclosures About Fair Value of Financial Instruments

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

     Since the fair value is estimated as of December 31, 2001 and 2000, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

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

(17) Subsequent Events

     On January 4, 2002, Verde Investments, Inc. ("Verde"), an affiliate of Mr. Ernest Garcia II, the Company's chairman, purchased six properties located in Dallas, Texas, Richmond, Virginia, and Los Angeles, California, and simultaneously leased the properties to the Company on terms similar to the Company's current leases. This purchase was pursuant to an option granted to Verde in partial consideration for Verde making a $7.0 million investment in subordinated debt of the Company in January 2001.

     In January 2002, the Company completed a second reduction in work force. The estimated restructuring charge is approximately $0.8 million.

     On January 16, 2002, UDC Acquisition Corp., an entity controlled by Ugly Duckling's Chairman, Mr. Ernest C. Garcia III, and Ugly Duckling's President and Chief Executive Officer Gregory B. Sullivan, successfully completed its amended tender offer for the common stock of Ugly Duckling not owned by Mr. Garcia, Mr. Sullivan or their affiliates. As of the expiration of the offer, UDC Acquisition Corp. owned or controlled over 92% of the Company's outstanding shares when combined with the shares already owned by Mr. Garcia, Mr. Sullivan and their affiliates. Because UDC Acquisition Corp. had more than 90% of the common stock of Ugly Duckling; it completed on March 4, 2002, a short form merger with and into Ugly Duckling without any further action by Ugly Duckling shareholders. At the time of the merger, the Company's stock was delisted from Nasdaq. All warrants previously issued and not expired as of the closing date of the going private transaction, March 4, 2002, were terminated upon closing. Additionally, upon the closing of the going private transaction, all outstanding options were terminated.

     On March 18, 2002, the Company extended its revolving warehouse facility with Greenwich Capital Financial Products, Inc. for an additional 364 days maturing March 17, 2003. The maximum borrowing under the extended facility is $100 million for the entire term and the 65% cap rate on the advance rate was removed and the calculation of the warehouse advance relative to the net securitization advance was improved by 2% of the balance of eligible loans from the sale of used cars.


(18)  Business Segments

     Operating results and other financial data are presented for the principal business segments of the Company for the years ended December 31, 2001, 2000, and 1999, respectively. The Company has three distinct business segments. These consist of retail car sales operations (Retail Operations), the income generated from the finance receivables originated at the Company dealerships (Portfolio Operations), and corporate and other operations (Corporate Operations). In computing operating profit by business segment, the following items were considered in the Corporate Operations category: portions of administrative expenses, interest expense and other items not considered direct operating expenses. Identifiable assets by business segment are those assets used in each segment of Company operations.

     A summary of operating results and other information, by business segment, for years ended December 31, 2001, 2000 and 1999 follows ($ in thousands):

                                                       Retail        Portfolio      Corporate        Total
                                                       ------        ---------      ---------        -----
December 31, 2001:
Sales of Used Cars                                  $  434,360      $       -      $        -      $ 434,360
Less: Cost of Cars Sold                                247,999              -               -        247,999
      Provision for Credit Losses                       90,563          60,508              -        151,071
                                                    ----------     -----------    ------------- ---------------
                                                        95,798        (60,508)              -         35,290
Net Interest Income                                         -          106,431             130       106,561
                                                   -------------- --------------- ------------- ---------------
Income before Operating Expenses                        95,798          45,923             130       141,851
                                                   -----------     -------------- ------------- ---------------
Operating Expenses:
Selling and Marketing                                   25,134              -               -         25,134
General and Administrative                              54,848          31,822          22,489       109,159
Depreciation and Amortization                            5,518             970           3,024         9,512
                                                   -----------     -------------- ------------- ---------------
                                                        85,500          32,792          25,513       143,805
                                                   -----------     -------------- ------------- ---------------
Income (loss) before Other Interest Expense         $   10,298      $   13,131     $  (25,383)     $ (1,954)
                                                   ============== =============== ============= ===============

Capital Expenditures                                $    3,581      $      770     $     6,610     $  10,961
                                                   ============== =============== ============= ===============
Identifiable Assets                                 $   94,668      $  481,421     $    67,669     $ 643,758
                                                   ============== =============== ============= ===============





                                                       Retail        Portfolio      Corporate        Total
                                                       ------        ---------      ---------        -----
December 31, 2000:
Sales of Used Cars                                  $  483,282      $       -      $        -      $ 483,282
Less: Cost of Cars Sold                                268,248              -               -        268,248
      Provision for Credit Losses                       99,356          42,615              -        141,971
                                                   -------------- --------------- ------------- ---------------
                                                       115,678        (42,615)              -         73,063
Net Interest Income                                         -           92,587             434        93,021
Income before Operating Expenses                       115,678          49,972             434       166,084
                                                   -------------- --------------- ------------- ---------------
Operating Expenses:
Selling and Marketing                                   28,756              -               -         28,756
General and Administrative                              56,373          27,005          20,154       103,532
Depreciation and Amortization                            4,677           1,128           3,260         9,065
                                                   -------------- --------------- ------------- ---------------
                                                        89,806          28,133          23,414       141,353
                                                   -------------- --------------- ------------- ---------------
Income (loss) before Other Interest Expense         $   25,872      $   21,839     $  (22,890)     $  24,731
                                                   ============== =============== ============= ===============

Capital Expenditures                                $   10,225      $    1,229     $     5,936     $  17,390
                                                   ============== =============== ============= ===============
Identifiable Assets                                 $  104,743      $  514,614    $     28,589     $ 647,946
                                                   ============== =============== ============= ===============

                                                       Retail        Portfolio      Corporate        Total
                                                       ------        ---------      ---------        -----
December 31, 1999:
Sales of Used Cars                                  $  389,908      $       -      $        -      $ 389,908
Less: Cost of Cars Sold                                219,037              -               -        219,037
      Provision for Credit Losses                       80,627          22,328              -        102,955
                                                   -------------- --------------- ------------- ---------------
                                                        90,244        (22,328)              -         67,916
Net Interest Income                                         -           53,521             456        53,977
Income before Operating Expenses                        90,244          31,193             456       121,893
                                                   -------------- --------------- ------------- ---------------
Operating Expenses:
Selling and Marketing                                   23,132              -               -         23,132
General and Administrative                              44,770          12,337          16,991        74,098
Depreciation and Amortization                            3,588           1,141           2,219         6,948
                                                   -------------- --------------- ------------- ---------------
                                                        71,490          13,478          19,210       104,178
                                                   -------------- --------------- ------------- ---------------
Income (Loss) before Other Interest Expense         $   18,754      $   17,715     $  (18,754)     $  17,715
                                                   ============== =============== ============= ===============

Capital Expenditures                                $    5,175             897           2,902         8,974
                                                   ============== =============== =============  ==============
Identifiable Assets                                 $  100,183      $  398,437    $      4,211     $ 502,831
                                                   ============== =============== =============  ==============

 (19) Quarterly Financial Data -- unaudited

     A summary of the quarterly data for the years ended December 31, 2001, and 2000 follows ($ in thousands):

                                                           First         Second         Third          Fourth
                                                          Quarter       Quarter        Quarter        Quarter          Total
                                                       ------------ ------------- -------------- --------------- -------------------
2001:
Total Revenue                                              164,030       140,819        145,237         121,292         571,378
                                                       ============ ============= ============== =============== ===================
Income before Operating Expenses                            43,650        40,478         26,371          31,352         141,851
                                                       ============ ============= ============== =============== ===================
Operating Expenses                                          37,471        35,887         35,230         35,217          143,805
                                                       ============ ============= ============== =============== ===================
Income (Loss) before Interest Expense                        6,179         4,591        (8,859)         (3,865)         (1,954)
                                                       ============ ============= ============== =============== ===================
Earnings (Loss) before Extraordinary Item              $     1,822   $     1,020   $    (6,817)   $     (6,067)   $    (10,042)
                                                       ============ ============= ============== =============== ===================
Extraordinary Item                                              -            344            -               -               344
                                                       ============ ============= ============== =============== ===================
Net Earnings (Loss)                                    $     1,822   $     1,364   $    (6,817)   $     (6,067)   $     (9,698)
                                                       ============ ============= ============== =============== ===================

Basic Earnings Per Share before Extraordinary Item     $      0.15   $      0.08   $     (0.56)   $      (0.49)   $      (0.82)
                                                       ============ ============= ============== =============== ===================
Diluted Earnings Per Share before Extraordinary Item   $      0.15   $      0.08   $     (0.56)   $      (0.49)   $      (0.82)
                                                       ============ ============= ============== =============== ===================
Basic Earnings (Loss) Per Share                        $      0.15   $      0.11   $     (0.56)   $      (0.49)   $      (0.79)
                                                       ============ ============= ============== =============== ===================
Diluted Earnings (Loss) Per Share                      $      0.15   $      0.11   $     (0.56)   $      (0.49)   $      (0.79)
                                                       ============ ============= ============== =============== ===================

                                                           First         Second         Third          Fourth
                                                          Quarter       Quarter        Quarter         Quarter         Total
                                                       ------------ ------------- -------------- -----------------------------------
2000:
Total Revenue                                          $   158,317   $   151,398   $    158,072   $     135,214   $     603,001
                                                       ============ ============= ============== =============== ===================
Income before Operating Expenses                            45,773        44,772         43,902          31,637         166,084
                                                       ============ ============= ============== =============== ===================
Operating Expenses                                          35,881        34,849         36,995          33,628         141,353
                                                       ============ ============= ============== =============== ===================
Income (Loss) before Interest Expense                        9,892         9,923          6,907         (1,991)          24,731
                                                       ============ ============= ============== =============== ===================
Earnings (Loss) before Extraordinary Item              $     4,483   $     4,348   $      2,683   $     (2,451)   $       9,063
                                                       ============ ============= ============== =============== ===================
Extraordinary Item                                              -             -             -               -               -
                                                       ============ ============= ============== =============== ===================
Net Earnings (Loss)                                    $     4,483   $     4,348   $      2,683   $     (2,451)   $       9,063
                                                       ============ ============= ============== =============== ===================
Basic Earnings Per Share before Extraordinary Item     $      0.30   $      0.31   $       0.21   $      (0.20)   $        0.67
                                                       ============ ============= ============== =============== ===================
Diluted Earnings Per Share before Extraordinary Item   $      0.30   $      0.31   $       0.21   $      (0.20)   $        0.67
                                                       ============ ============= ============== =============== ===================
Basic Earnings (Loss) Per Share                        $      0.30   $      0.31   $       0.21   $      (0.20)   $        0.67
                                                       ============ ============= ============== =============== ===================
Diluted Earnings (Loss) Per Share                      $      0.30   $      0.31   $       0.21   $      (0.20)   $        0.67
                                                       ============ ============= ============== =============== ===================


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

                                    PART III

          ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item pertaining to the Executive Officers of Ugly Duckling is set forth in Part 1 of this Form 10-K under the caption, "Executive Officers of the Registrant," and is incorporated by reference into this Item. Information concerning the current Director of the Registrant is included in the following table. The following table gives the name, age, principal occupation and business experience of our director as of March 27, 2002, who is a U.S. citizen. Also, included for the director is the year in which he became a director, his offices with us, family relationships, other directorships and certain other biographical information.


---------------------------------- -------- --------------------------------------------------------------- -----------
Name                               Age      Business Experience                                             Director
                                                                                                            Since
---------------------------------- -------- --------------------------------------------------------------- -----------
Ernest C. Garcia II                44       Chairman of the Board of Ugly Duckling since its founding in    1996
                                            1992. Mr. Garcia also served as Chief Executive Officer until
                                            July 1999 and as President from 1992 to 1996. Since 1991, Mr.
                                            Garcia has served as President of Verde Investments, Inc., a real estate investment corporation wholly owned by Mr.
                                            Garcia.  See  "Security Ownership of Certain Beneficial
                                            Owners and Management," and "Certain Relationships and
                                            Related Transactions."
---------------------------------- -------- --------------------------------------------------------------- -----------


                        ITEM 11 -- EXECUTIVE COMPENSATION

     The table below sets forth information concerning the annual and long-term compensation for services rendered in all capacities for us during the three fiscal years ended December 31, 2001 of individuals serving as our Executive Officers.

--------------------------------- ------- ---------------------------------- ------------------------ ----------------
                                          Annual Compensation                Long-Term Compensation
                                          ---------- ---------- ------------ ------------------------
                                                                                Awards
                                                                             ----------- ------------

                                                                Other        Restricted  Securities   All Other
                                                                Annual       Stock       Under-       Compensation
Name And Principal                Year    Salary     Bonus      Compen-      Award(s)    Lying        ($)(2)
Position                                  ($)                   sation       ($)         Options
                                                                ($)                      (#)(1)
--------------------------------- ------- ---------- ---------- ------------ ----------- ------------ ----------------
--------------------------------- ------- ---------- ---------- ------------ ----------- ------------ ----------------
Gregory B. Sullivan               2001     $250,000  $16,275    $12,028 (3)      --               --           $5,019
President and Chief               ------- ---------- ---------- ------------ ----------- ------------ ----------------
Executive Officer                 ------- ---------- ---------- ------------ ----------- ------------ ----------------
                                  2000     $250,000  $74,589     $8,896 (3)      --               --           $2,124
                                  ------- ---------- ---------- ------------ ----------- ------------ ----------------
                                  ------- ---------- ---------- ------------ ----------- ------------ ----------------
                                  1999     $200,000  $60,000     $4,850 (3)      --          125,000             $688
                                  ------- ---------- ---------- ------------ ----------- ------------ ----------------
--------------------------------- ------- ---------- ---------- ------------ ----------- ------------ ----------------
Steven T. Darak                   2001     $215,000  $28,196     $6,525 (4)      --               --               --
  Senior Vice President, and      ------- ---------- ---------- ------------ ----------- ------------ ----------------
  Chief Financial Officer         ------- ---------- ---------- ------------ ----------- ------------ ----------------
                                  2000     $197,308  $52,294     $4,141 (4)      --               --               --
                                  ------- ---------- ---------- ------------ ----------- ------------ ----------------
                                  ------- ---------- ---------- ------------ ----------- ------------ ----------------
                                  1999     $175,000  $49,950       $870 (4)      --           35,000               --
--------------------------------- ------- ---------- ---------- ------------ ----------- ------------ ----------------
--------------------------------- ------- ---------- ---------- ------------ ----------- ------------ ----------------
C. Robert Fulton                  2001     $150,000  --          $1,505 (5)      --               --           $2,371
 Vice President, and Treasurer    ------- ---------- ---------- ------------ ----------- ------------ ----------------
                                  ------- ---------- ---------- ------------ ----------- ------------ ----------------
                                  2000      $40,385  $20,000                     --           20,000             $733
--------------------------------- ------- ---------- ---------- ------------ ----------- ------------ ----------------
--------------------------------- ------- ---------- ---------- ------------ ----------- ------------ ----------------
Steven A. Tesdahl (6)             2001     $223,825  $21,612     $4,000 (6)      --               --           $2,549
 Senior Vice President            ------- ---------- ---------- ------------ ----------- ------------ ----------------
  and    Chief     Information    ------- ---------- ---------- ------------ ----------- ------------ ----------------
  Officer                         2000     $226,816  $18,536             --      --               --           $1,438
                                  ------- ---------- ---------- ------------ ----------- ------------ ----------------
                                  ------- ---------- ---------- ------------ ----------- ------------ ----------------
                                  1999     $198,941   $11,658            --      --               --             $220

                                  ------- ---------- ---------- ------------ ----------- ------------ ----------------
--------------------------------- ------- ---------- ---------- ------------ ----------- ------------ ----------------
Jon Ehlinger                      2001     $160,000  $17,298     $1,679 (7)      --               --           $2,649
Vice President,                   ------- ---------- ---------- ------------ ----------- ------------ ----------------
 General Counsel and Secretary    ------- ---------- ---------- ------------ ----------- ------------ ----------------
                                  2000     $147,462  $33,363             --      --               --           $1,879
                                  ------- ---------- ---------- ------------ ----------- ------------ ----------------
                                  ------- ---------- ---------- ------------ ----------- ------------ ----------------
                                  1999     $135,076  $17,081             --      --           10,000               --
--------------------------------- ------- ---------- ---------- ------------ ----------- ------------ ----------------


     (1) The amounts shown in this column represent stock options granted either pursuant to the Incentive Plan or the Executive Plan. For the Incentive Plan, options generally vest over a 5-year period, with 20% of the options becoming exercisable on each successive anniversary of the date of grant. For the Executive Plan, options vest over a 5-year period, with 20% becoming exercisable on each successive anniversary of the date of grant, but subject to additional vesting hurdles based on the market price of our common stock as traded on Nasdaq and /or internal financial performance targets. Regardless of the preceding vesting schedule being met for the Executive Plan options, such options also fully vest at a set date in the future (i.e., "cliff vest"). See "Compensation of Executive Officers, Benefits and Related Matters for a discussion of the Incentive Plan and Executive Plan, respectively.
     (2) The amounts shown in this column include the dollar value of 401(k) plan contributions in Ugly Duckling common stock made by us for the benefit of our Named Executive Officers. The stock related portion of this amount only includes vested stock as of December 31, 2001 and the value is calculated with a share price of $3.45, the closing price of the stock as of December 31, 2001 (as reported by Nasdaq).
     (3) These amounts include $12,028 for Mr. Sullivan's personal use of a company car for 2001, $8,896 for 2000 and $4,850 for 1999.
     (4) These amounts include $6,525 for Mr. Darak's personal use of an auto for 2001, $4,141 for 2000 and $870 for a car allowance in 1999.
     (5)  This amount, $1,505, is for the personal use of an auto for 2001.
     (6)  This amount, $4,000, is for a car allowance in 2001.
     (7) This amount, $1,679, is for the personal use of an auto for a portion of 2001.

Option Grants in Last Fiscal Year

     There were no option grants for the fiscal year ended December 31, 2001 to any of our Executive Officers. Our outside directors as of February 2001 each received a grant of 5,000 options.

Aggregated  Option  Exercises  in Last  Fiscal Year and Fiscal  Year-End  Option
Values

     The table below sets forth information with respect to option exercises and the number and value of options outstanding at December 31, 2001 held by our Executive Officers. Generally, we have not issued any other forms of stock based awards.

---------------------- -------------- ------------- ------------------------------- --------------------------------
                                                    Number of Securities            Value Of Unexercised
                                                    Underlying Options At           In-The-Money Options At
                                                    Fiscal Year End (#)(1)          Fiscal Year End ($)(2)
                                                    ------------------------------- --------------------------------
        Name              Shares         Value       Exercisable    Unexercisable     Exercisable    Unexercisable
                        Acquired On   Realized ($)
                       Exercise (#)
---------------------- -------------- ------------- --------------- --------------- ---------------- ---------------
Ernest C. Garcia II    --             --                   40,000          60,000   --               --
---------------------- -------------- ------------- --------------- --------------- ---------------- ---------------
Gregory B. Sullivan    --             --                  391,000         375,000   $99,760          --
---------------------- -------------- ------------- --------------- --------------- ---------------- ---------------
Steven T. Darak        --             --                   38,999          71,002   --               --
---------------------- -------------- ------------- --------------- --------------- ---------------- ---------------
Steven A. Tesdahl      --                                  40,000          35,000   --               --
---------------------- -------------- ------------- --------------- --------------- ---------------- ---------------
Jon D. Ehlinger        --             --                   10,000          10,000   --               --
---------------------- -------------- ------------- --------------- --------------- ---------------- ---------------
Bob Fulton             --             --                    4,000          16,000   --               --
---------------------- -------------- ------------- --------------- --------------- ---------------- ---------------


(1) For the Incentive Plan, generally options vest over a 5-year period, with 20% of the options becoming exercisable on each successive anniversary of the date of grant. Under the Executive Plan, options vest over a 5-year period, with 20% of the options becoming exercisable on each successive anniversary of the date of grant, but subject to additional vesting hurdles based on the market price of our common stock as traded on Nasdaq and/or certain internal target financial performance measures. In any event, such options fully vest on January 15, 2005 or March 2, 2006 (i.e., "cliff vesting"), depending upon their issuance date. See "Compensation of Executive Officers, Benefits and Related Matters for additional information on the Incentive Plan and Executive Plan, respectively.
(2) In-the-money options are options for which the option exercise price (the fair market value on the date of grant) was lower than the market price of our common stock on December 31, 2001. The market price of our common stock on December 31, 2001 was $3.45 per share based on the closing price of our stock on that date as reported by Nasdaq. The values in the last two columns have not been, and may never be, received by the Executive Officers. Actual gains, if any, on option exercises will depend on the value of the common stock on the exercise dates. Accordingly, there can be no assurance that the values shown in the last two columns will be realized.


Long Term Incentive Plan and 1998 Executive Incentive Plan

     As part of the going private transaction described in "Item 3 - Legal Proceedings" and "Item 13 - Certain Relationships and Related Transactions," all options under both of these plans were 100% vested and then, on March 4, 2002, automatically terminated upon the closing of the back end merger. Only two employees exercised options in connection with the going private transaction and both exercises were in nominal amounts. Neither of the employees was an Executive Officer or a Director now or at the time. With Ugly Duckling now a private company, we do not currently anticipate issuing any options under either of these plans.

     We have also implemented for 2002 an executive long-term incentive plan for certain senior executives of the Company. The plan's guiding principles include a focus on short and long term business goals, a reasonable return to ownership and affordability. The plan's purpose includes encouraging continuous improvement in the Company's performance, attracting and retaining high quality executive personnel, motivating executives to successfully execute the Company's business strategy and providing an opportunity for executive participation in our financial success. The plan provides for two tiers of executives with rewards earned based upon corporate performance. The award pool is based upon pre-established fixed dollar payouts for each tier. The program has a one-year performance cycle with a three-year payout deferral or cliff-vesting schedule. We anticipate that certain deferred compensation and/or retirement vehicles will be available.

401(k) Plans

     The Company has established qualified 401(k) retirement plans (defined contribution plans) which became effective on October 1, 1995. The plan, as amended, covers substantially all eligible employees after 90 days of service, have attained the age of 18, and work at least 1,000 hours per year. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations. Under our 401(k) plan, eligible employees may direct that we withhold a portion of their compensation, up to a legally established maximum, and contribute this amount to their accounts. We place all 401(k) plan contributions in our 401(k) plan funds. Participants may direct the investment of their account balances among mutual or investment funds available under the plan. Prior to January 1, 2002, the 401(k) plan provided a matching contribution of Ugly Duckling common stock of up to 50% for up to the first six percent of a participant's pre-tax contributions. The matching contribution vesting and percentage match were based upon years of service with one hundred percent vesting and fifty percent matching at five years. After an analysis and determination of what was in the best interests of the plan participants, all of the shares of our stock in the 401(k) plan were tendered in the amended tender offer described in "Item 3-Legal Proceedings" and "Item 13-Certain Relationships and Related Transactions."

     Beginning   January  1,  2002,   the  Company  no  longer   does   matching
contributions with Ugly Duckling stock and instead provides a matching contribution of cash in the amount of 35% of the first 6% of each employee's deferrals. Participants are immediately vested in the amount of their direct contributions and the employee matching contributions vest over a five-year period. Amounts contributed to participant accounts under the 401(k) plan and any earnings or interest accrued on the participant accounts are generally not subject to federal income tax until distributed to the participant and, except in limited cases, the participant may not withdraw such amounts until death, retirement or termination of employment. Compensation expense related to this plan totaled $678,000, $566,000, and $194,000 during the years ended December 31, 2001, 2000, and 1999, respectively.

Contracts With Directors and Executive Officers and Severance Arrangements

Steven T. Darak

     In February 2002, Mr. Darak discontinued being our Senior Vice President/Chief Financial Officer, but will continue to be employed by us as our Senior Vice President-Director of Special Projects through September 30, 2002. Mr. Darak will receive a monthly salary of $11,200 and certain other compensation and benefits. All company advances and loans to Mr. Darak were transferred to a third party. The agreement also contains a confidentiality covenant.

Steven A. Tesdahl

     On August 6, 1997, we entered into an employment agreement with Mr. Tesdahl that was amended on May 21, 1998 and March 1, 2001. On January 31, 2002, Mr. Tesdahl discontinued his employment with Ugly Duckling as its Senior Vice President and Chief Information Officer. As part of a severance agreement with Mr. Tesdahl, we will pay Mr. Tesdahl an annual salary of $215,000 for a fifteen-month period and provide certain other compensation and benefits. The Company stock purchase loan was transferred to a third party. The agreement also contains confidentiality and non-compete covenants.

Compensation Committee Interlocks and Insider Participation

    As of March 31, 2002, Ugly Duckling no longer has a compensation committee.

Compensation of Our Directors and the Director Incentive Plan

    During 2001, we paid our independent directors:

o    An annual retainer of $20,000 per year;
o $2,000 for physical attendance at meetings of the board and $1,000 for physical attendance at meetings of committees of the board, and
o $1,000 for their attendance by telephone at meetings of the board and $500 for telephonic attendance at committee meetings.

     We also reimburse these directors for reasonable travel expenses for their attendance at meetings.

     Under Ugly Ducklings' Director Incentive Plan (Director Plan), and except as described below, upon initial appointment or initial election to the board, each of our independent directors has received Ugly Duckling common stock valued at $30,000 (Director Stock). Director Stock generally vests in increments of 1/3 over a three-year period. In 2000 and 2001, each of our independent directors was also granted 5,000 options under the Long Term Incentive Plan. These options were 100% vested upon issuance.

     We do not compensate Mr. Garcia or directors who are also officers of Ugly Duckling for their service as directors and such directors are not eligible to participate in our Director Plan. As of March 31, 2002, Mr. Garcia is the sole director of the Company.

     ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table gives information as of March 28, 2002, unless another date is indicated, concerning: o each beneficial owner of more than 5% of our common stock;

o beneficial ownership by all of our directors and all of our executive officers; and
o beneficial ownership by all of our directors and executive officers as a group.

     The number of shares beneficially owned by each entity, person, director or executive officer is determined under rules of the Securities and Exchange Commission, and the information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire as of May 27, 2002 (60 days after March 28, 2002) through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares these powers with his spouse) with respect to the shares set forth in the following table. Other than as set forth below, there are no other 5% owners of our common stock as of March 28, 2002.

Beneficial Ownership Table
------------ ----------------------------------------------------------- ---------------------------- -----------------

Title of     Name of Beneficial Owner, Address and Other Information(1)  Amount and Nature of         Percent of
---------    ----------------------------------------------------------  Beneficial Ownership         Ownership
Class
------------ ----------------------------------------------------------- ---------------------------- -----------------
Common       Ernest C. Garcia II, Chairman of the Board, Sole Director
Stock        and 90% Owner as a result of recent amended tender offer
             and back end merger closed March 4, 2002; ownership held
             indirectly through ownership of UDC Holdings, Inc., a
             Delaware corporation which owns 100% of Ugly Duckling and
             which is 100% owned by Mr. Garcia (90%) and Mr. Sullivan                                       90%
             (10%).                                                           90 Shares
------------ ----------------------------------------------------------- ---------------------------- -----------------
Common       Gregory B. Sullivan, President and Chief Executive Officer       10 Shares                     10%
Stock
------------ ----------------------------------------------------------- ---------------------------- -----------------
             All directors and executive officers as a group (5               100 Shares                    100%
             persons)
------------ ----------------------------------------------------------- ---------------------------- -----------------

(1) Unless otherwise noted, the address of each of the listed beneficial owners of our common stock is 4020 East Indian School Road, Phoenix, Arizona 85018.

All other executive officers did not own any  of our common stock.

     Each of our executive officers and directors is a U.S. citizen. Our officers hold office until their successors are chosen and qualified or until their earlier retirement, resignation, or removal. Except as summarized above, there is no family relationship among any of our officers and directors.


            ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In the two most recent fiscal years, we have maintained business relationships and engaged in certain transactions with the affiliated companies and parties described below. Our plan is that any significant future transactions between us and our affiliated entities, executive officers, directors, or stockholders will receive approval of our directors, will be fair and generally will be on terms no less favorable to us than we could obtain from non-affiliated parties. Prior to the completion of the going private transaction on March 4, 2002, all affiliated party transactions were approved by our independent directors.

     On December 30, 1999, we sold our Cygnet Dealer Finance division (CDF) to an entity controlled by Mr. Garcia, for an amount equal to the book value of CDF, approximately $37.5 million. This transaction occurred after several attempts by us to sell or finance CDF, including the retention and efforts of an investment banking firm to sell CDF in the first quarter of 1999. The purchase price of CDF was paid through the assumption by the buyer of approximately $8 million of outstanding debt owed by us to Verde; a $12 million, ten-year promissory note from the buyer to us that is guaranteed by Verde; and the remainder in cash. We also received warrants to acquire up to 50% of the buyer for $1, exercisable beginning two years from close through five years after the note is paid in full. The warrants would be forfeited in the event that the $12 million note is repaid in full within one year. The percentage of the buyer purchasable under the warrants would be reduced to 25% if the note was reduced to $4 million within two years and to 10% if the note was paid in full within two years. As part of the transaction, our board of directors requested and received a fairness opinion from an investment banking firm and the transaction was reviewed by the Special Transaction Committee of our board.

     In April of 2000, we completed an exchange offer under which we offered to our shareholders the exchange of our 11% Subordinated Debentures due in 2007 (2000 Exchange Debt) for common stock at $11 per share (our common stock was trading at or around $7.37 per share on the closing date of the exchange offer, April 13, 2000). In connection with this exchange offer, Mr. Garcia made a commitment to us to exchange a minimum number of his shares for the subordinated debt issued by us. The following entities affiliated with Mr. Garcia participated in the exchange offer and received 2000 Exchange Debt: The Garcia Family Foundation tendered 136,500 shares and owns $1,501,500 of 2000 Exchange Debt and Verde Investments, Inc. tendered 158,000 shares and owns $1,738,000 of 2000 Exchange Debt.

     In April 1999, our board of directors authorized a stock repurchase program allowing us to repurchase up to 2.5 million shares of our common stock from time to time. Under the repurchase program, we are permitted to make purchases based on market conditions, share price, lender approval and other factors. Since its inception, we have repurchased 1,685,425 shares under this program, although we have not repurchased any shares since July of 2000.

     Beginning in March of 1998, we sold 17 properties for a total price of approximately $27.4 million to an unrelated investment company, and leased back the properties for an additional term of 20 years. We have the right to extend the leases for up to an additional 20 years. In December of 1999, Verde acquired these properties at a 10% discount (approximately $24.6 million). With respect to this transaction, an unaffiliated third party contacted Mr. Garcia regarding the sale of certain properties. Mr. Garcia informed us of the opportunity to purchase these properties. Our board decided not to purchase the properties for various reasons, including lack of available funds. Mr. Garcia then had discussions with us regarding the purchase of the properties by an entity he beneficially owned. Mr. Garcia received the approval of our board to purchase the properties, subject to the condition that Mr. Garcia give us the option to purchase such properties at the purchase price that Mr. Garcia paid. We pay monthly rents of approximately one-twelfth of 11% of the purchase price plus all occupancy costs and taxes. The agreement calls for annual increases in monthly rent in accordance with increases in the Consumer Price Index. In November 2000, Verde purchased a certain property located in Phoenix, Arizona for approximately $2.25 million, and simultaneously leased the property to us pursuant to among other terms the following: 20 year term which expires December 31, 2020; rent payable monthly with 5% annual rent adjustments; triple net lease; and four five-year options to renew. We have built and now occupy a new headquarters at this location. We amended this lease in March 2002 to shorten the term to ten years and increase the rent payable under the lease. The total amount paid to Verde under all these leases in 2001 was approximately $3.6 million. Although we originally had the right to repurchase these properties from Verde at its cost, we relinquished this right as part of the consideration for the $7 million Verde loan to us described below.

     In January 2001, Verde made a $7 million loan to us pursuant to, among other terms, the following: loan matures on December 31, 2003; interest at LIBOR plus 600 basis points; issuance of 1,500,000 warrants subject to certain conditions and a vesting schedule; secured by a second lien position on our residual interests in our securitizations; grant of options to purchase certain of our real estate; and the release of our options to buy real estate leased to us by Verde. As a result of the going private transaction described below, the warrants have been terminated.

     In May 2001, Verde purchased one of the Company properties in Atlanta, GA at its book value of approximately $1.7 million. Verde has leased the property back to the Company under a 20-year lease, which expires May 2021. The lease otherwise has substantially the same terms and conditions as the other sale leaseback leases.

     In October 2001, our board of directors, acting on the unanimous recommendation of the independent directors, authorized a new stock and debt repurchase program. Under this program, the board authorized us to repurchase up to $10 million of our outstanding common stock, our 11% debentures due 2007 and our 12% debentures due 2003 from time to time in one or more transactions, on the open market or otherwise. This plan was subject to several conditions, including a cap on stock repurchases, repurchases of the debt at a certain discount of 5% or more and receipt of lender approval. The approval of the independent directors and the board was based on their determination that the program was fair to and in the best interests of the unaffiliated stockholders of the Company. We have not yet attempted to seek lender approval for this program. For a more detailed discussion of the program, see our 2001 Proxy.

     From January 1, 2000, until December 31, 2001, Mr. Garcia purchased, either himself or through affiliated parties, 2,942,200 shares of our outstanding common stock at prices ranging from $2.51 to $5.50.

     In the fourth quarter of 2001, the Audit Committee approved terminating our 20-year lease of a Tucson, Arizona property of which Verde is the lessor. At that time, the remaining rent payable and term under this lease were approximately $2.6 million and 16 years, respectively. This lease will be terminated prior to April 2002; we will pay a termination fee of approximately $350,000

     In December 2001, Verde exercised its right to purchase from, and lease back to us, six properties having a net book value of approximately $6.7 million. This transaction was provided for under the terms of the above-described $7 million Verde loan agreement that we entered into in January 2001. This purchase and lease-back transaction closed in January, 2002.

     Prior to December of 2001, Mr. Garcia, our Chairman, made two unsuccessful attempts to take the Company private. In October 2000 and April 2001, Mr. Garcia initiated an offer to purchase all of the outstanding stock of the Company not owned by him and in October 2000 and September 2001 Mr. Garcia confirmed to the Board of Directors the withdrawal of each of these offers, respectively. However, as previously noted, on December 9, 2001, Mr. Garcia and Mr. Sullivan, our President and Chief Executive Officer, through an affiliated company, UDC Acquisition Corp., entered into an agreement with our board of directors under which Mr. Garcia agreed to amend an existing tender offer and offer shareholders $3.53/share to be followed by a back end merger. (See Merger Agreement, Exhibit 10.33, to this report). On January 16, 2002, the amended tender offer closed and UDC Acquisition Corp. then owned approximately 92% of the outstanding common stock of the Company. On March 4, 2002, a short form merger was completed and the transaction closed. The going private transaction was reviewed by a special transaction committee of independent directors. The committee retained independent legal counsel and, an investment banker, US Bancorp Piper Jaffray to advise it, and US Bancorp Piper Jaffray issued a fairness opinion finding the transaction was fair from a financial point of view to shareholders. The committee and the board recommended the transaction to the shareholders of the Company.

     The table that follows provides information on outstanding loans to our current executive officers as of December 31, 2001.

------------------------------------------ -------------------- --------------- -------------------------- --------------
Name & title of executive officer          Nature of debt       Date debt       Principal Balance Of       Number of
                                                                incurred        Debt At December 31, 2001  Shares
                                                                                                           Purchased
------------------------------------------ -------------------- --------------- -------------------------- --------------
Gregory B. Sullivan, CEO, President, &     D&O Stock Purchase   11/97 & 5/98           $198,126               20,000
Director                                   Program
------------------------------------------ -------------------- --------------- -------------------------- --------------

Involvement in Certain Legal Proceedings

     None of our executive officers or directors was convicted in a criminal proceeding during the past five years (excluding traffic violations or similar misdemeanors) or was a party to any judicial or administrative proceeding during the past five years (except for matters that were dismissed without sanction or settlement) or resulted in a judgment, decree or final order enjoining him from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.


        ITEM 14 -- EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a)  Consolidated Financial Statements.

     The   following   consolidated   financial   statements  of  Ugly  Duckling
Corporation are filed as part of this Form 10-K.

                                                                                                  Page
        Independent Auditors' Report........................................................        35
        Consolidated Financial Statements and Notes thereto of Ugly Duckling Corporation:
        Consolidated Balance Sheets-- December 31, 2001 and 2000............................        36
        Consolidated Statements of Operations-- for the years ended  December 31, 2001, 2000,
            and 1999........................................................................        37
        Consolidated Statements of Stockholders' Equity-- for the years ended  December 31,
            2001, 2000, and 1999............................................................        38
        Consolidated Statements of Cash Flows-- for the years ended December 31, 2001, 2000,
            and 1999........................................................................        39
        Notes to Consolidated Financial Statements..........................................        40
        All schedules have been omitted because they are not applicable, not required, or the information has been disclosed in the consolidated financial statements and related notes thereto or otherwise in this Form 10-K Report.

(b)  Reports on Form 8-K.

     During the fourth quarter of 2001, the Company filed two reports on Form 8-K. The first report on Form 8-K, dated and filed October 25, 2001, filed as an exhibit to the Form 8-K a press release dated October 25, 2001 entitled "Ugly Duckling Reports Third Quarter and Nine Months Results". The second report on Form 8-K dated and filed December 4, 2001, reported the Company and Ernest C. Garcia II issued a joint press with respect to Mr. Garcia's tender offer to acquire all of the Company's outstanding common stock. Filed as an exhibit to the Form 8-K was a press release dated December 4, 2001 entitled "Ugly Duckling Corporation Special Committee to Review Garcia Tender Offer".

(c) Exhibits.
EXHIBIT
NUMBER                     DESCRIPTION

3.1 Certificate of Incorporation of the Registrant Amended and Restated as of May 15, 1997(11)
3.2  Bylaws of the Registrant (20)
4.1  Certificate of Incorporation of the Registrant (filed as Exhibit 3.1)
4.2  Form of Certificate representing Common Stock (1)
4.3 Form of Warrant issued to Cruttenden Roth Incorporated as Representative of the several underwriters (1)
4.4  Form of Warrant issued to SunAmerica Life Insurance Company (1)
4.5 Form of 12% Senior Subordinated Note between Registrant and Kayne Anderson related entities, each as a lender, executed in February 1998 (7)
4.6 Warrant Agreement dated as of February 12, 1998 between Registrant and each of the Kayne Anderson related lenders named therein (7)
4.7 Form of Warrant issued to Kayne Anderson related entities issued in February 1998 (7)
4.7(a) Form of  Amendment  to Warrant  Agreement  dated June 5, 2000 and Warrant
     Agreements between the Registrant and Foremost Insurance Company, Glacier Water Services, Inc., Kayne Anderson Non-Traditional Investments, L.P., dated as of June 5, 2000, (w/ form of warrant agreement attached as Exhibit A, thereto) (23)
4.7(b) Second  Amendment to Warrant  Agreement  dated  February 12, 1998 between
     Registrant and each of the Kayne Anderson related lenders named therein, dated as of September 30, 2000. (24)
4.8 Warrant Agreement between the Registrant and Reliance Acceptance Corporation and Harris Trust Company of California, as warrant agent, dated as of February 9, 1998 (w/form of warrant attached as Exhibit A thereto)
     (10)
4.9 Certificate of Designation of the Preferred Stock (par value $.001 per share) (filed as part of Exhibit 3.1) (11)
4.10 Indenture dated as of October 15, 1998 between Registrant and Harris Trust and Savings Bank, as Trustee ("Harris") ("Indenture") (13)
4.10(a) First  Supplemental  Indenture  dated as of  October  15,  1998  between
     Registrant and Harris (13)
4.10(b) Form of 12% Subordinated Debenture due 2003 (14)
4.10(c) Second  Supplemental  Indenture dated April 15, 2000 between  Registrant and Harris (26)
4.10(d) Form of 11%  Subordinated  Debenture due  2007.(filed as part of Exhibit
     4.10(c)
4.11 Form of Warrant Agreement between the Registrant and Verde Investments, Inc., in relation to the $7 million Loan Agreement between the Registrant and Verde Investments Inc., dated as of January 11, 2001. (26)
10.1 Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement between Registrant and General Electric Capital Corporation ("GECC") (5)
10.1(a) Assumption and Amendment Agreement between the Registrant and GECC (2) 10.1(b) Amendment No. 1 to Amended and Restated Motor Vehicle Installment
     Contract Loan and Security Agreement between Registrant and GECC dated December 22, 1997 (8)
10.1(c) Letter  Agreement  to amend  the  Amended  and  Restated  Motor  Vehicle
     Installment Contract Loan and Security Agreement between Registrant and GECC dated as of October 20, 1997(10)
10.1(d) Letter  agreement  to amend  the  Amended  and  Restated  Motor  Vehicle
     Installment Contract Loan and Security Agreement between Registrant and GECC, dated as of March 25, 1998 (10)
10.1(e)  Amendment  No. 2 to Amended  and  Restated  Motor  Vehicle  Installment
     Contract Loan and Security Agreement between Registrant and GECC (12) 10.1(f) Amendment No. 3 to Amended and Restated Motor Vehicle Installment
     Contract Loan and Security Agreement between Registrant and GECC (14) 10.1(g) Amendment to the Amended and Restated Motor Vehicle Installment Contract
     Loan and Security Agreement between GECC and Registrant dated March 25, 1999 regarding Year 2000 Date Change (15)
10.1(h) Amendment No. 4 to the Amended and Restated  Motor  Vehicle  Installment
     Contract Loan and Security Agreement between GECC and Registrant dated June 30, 1999 (17)
10.1(i) Amendment No. 5 to the Amended and Restated  Motor  Vehicle  Installment
     Contract Loan and Security Agreement between GECC and Registrant dated August 16, 1999 (18)
10.1(j) Amendment No. 6 to the Amended and Restated  Motor  Vehicle  Installment
     Contract Loan and Security Agreement between GECC and Registrant dated August 27, 1999 (18)
10.1(k) Amendment No. 7 to the Amended and Restated  Motor  Vehicle  Installment
     Contract Loan and Security Agreement between GECC and Registrant dated as of November 30, 1999 (21)
10.1(l) Amendment No. 8 to the Amended and Restated  Motor  Vehicle  Installment
     Contract Loan and Security Agreement between GECC and Registrant dated as of December 7, 1999 (21)
10.1(m) Amendment No. 9 to the Amended and Restated  Motor  Vehicle  Installment
     Contract Loan and Security Agreement between GECC and Registrant dated as of December 8, 1999 (21)
10.1(n) Amendment No. 10 to the Amended and Restated  Motor Vehicle  Installment
     Contract Loan and Security Agreement between GECC and Registrant dated as of March 6, 2000 (21)
10.1(o) Amendment No. 11 to the Amended and Restated  Motor Vehicle  Installment
     Contract Loan and Security Agreement between GECC and the Registrant dated as of June 30, 2000. (26)
10.1(p) Amendment No. 12 to the Amended and Restated  Motor Vehicle  Installment
     Contract Loan and Security Agreement between GECC and Registrant dated as of April 13, 2001. (26)
10.2 Note Purchase Agreement between the Registrant and SunAmerica Life Insurance Company (1)
10.2(a) First  Amendment to Note Purchase  Agreement  between the Registrant and
     SunAmerica Life Insurance Company (1)
10.2(b) Second Amendment to Note Purchase  Agreement  between the Registrant and
     SunAmerica Life Insurance Company (1)
10.2(c) Third  Amendment to Note Purchase  Agreement  between the Registrant and
     SunAmerica Life Insurance Company (1)
10.2(d) Fourth Amendment to Note Purchase  Agreement  between the Registrant and
     SunAmerica Life Insurance Company (1)
10.2(e) Commitment  Letter  entered into between the  Registrant  and SunAmerica
     Life Insurance Company (1)
10.2(f) Letter  Agreement  regarding Note Conversion  between the Registrant and
     SunAmerica Life Insurance Company (1)
10.3 Amended and Restated Registration Rights Agreement between the Registrant and SunAmerica Life Insurance Company(1)
10.4*Restated  (as of  March  14,  1997)  Ugly  Duckling  Corporation  Long-Term
     Incentive Plan (3)
10.4(a)* Amended and Restated Long Term  Incentive Plan (as of January 15, 1998)
     (12)
10.5* Employment Agreement between the Registrant and Ernest C. Garcia II (1) 10.5(a)* Amendment to Employment Agreement between the Registrant and Ernest C.
     Garcia II (14)
10.6* Employment Agreement between the Registrant and Steven A. Tesdahl (5) 10.6(a)* Modification of Terms of Employment between Registrant and Steven A.
     Tesdahl (11)
10.7 Form of Indemnity Agreement between the Registrant and its directors and officers (16)
10.8* Ugly Duckling Corporation 1996 Director Incentive Plan (1)
10.9 Portfolio Servicing Agreement among Registrant, Kars-Yes Financial, inc., and certain other parties, dated as of September 15, 1997 (4)
10.9(a) Subservicing Agreement among Registrant,  Kars-Yes Financial,  Inc., and certain other parties, dated as of September 15, 1997 (4)
10.10Binding  Agreement to Propose and Support  Modified Plan Agreement dated as of December 15, 1997 among the Registrant, FMAC and the Official Committee of Unsecured Creditors of FMAC (6)
10.11FMAC  Guaranty  and Stock  Pledge  Agreement  among  FMAC,  Registrant  and certain banks (9))
10.12 Contribution Agreement between Registrant and FMAC (8)
10.13 Indemnification Agreement between the Company and FMAC (9))
10.14Loan  Agreement  dated as of February 12, 1998 between the  Registrant  and each of the Kayne Anderson related Lenders named therein (7)
10.14(a)  Amendment to Loan  Agreement  between the  Registrant  and each of the
     Kayne Anderson related lenders named therein, dated September 30, 1999 (18) 10.15Credit and Security Agreement between Registrant and First Merchants
     Acceptance Corp., dated as of July 17, 1997 (10)
10.15(a) First Amendment to Credit and Security Agreement between Registrant and
     FMAC, dated as of January 21, 1998 (10)
10.15(b) Second Amendment to Credit and Security  Agreement  between  Registrant and FMAC, dated as of April 1, 1998 (10)
10.15(c) Third Amendment to Credit and Security Agreement between Registrant and
     FMAC, dated as of August 2, 1999 (18)
10.16Service Agreement among Reliance Acceptance Corporation,  Registrant,  Bank
     America Business Credit, Inc. and certain other parties dated as of February 9, 1998 (12)
10.17Agreement of Understanding  among Reliance Acceptance Group, Inc., Reliance
     Acceptance Corporation and Registrant, dated as of February 9, 1998 (12) 10.18Purchase and Sale-Leaseback Agreement and Joint Escrow Instructions
     between Champion Acceptance Corporation, Ugly Duckling Car Sales, Inc., Ugly Duckling Car Sales New Mexico, Inc., Ugly Duckling Car Sales Florida, Inc. and Ugly Duckling Car Sales Texas, LLP, date as of May 13, 1998 (11)
10.19Agreement of Purchase  and Sale of Assets made as of July 31, 1998,  by and among Cygnet Financial Services, Inc. and Mountain Parks Financial Services, Inc. (12)
10.20* 1998 Executive Incentive Plan (12)
10.21$38 Million Senior Secured Loan  Agreement  between CIBC Inc.,  SunAmerica, etc. and the Registrant dated May 14, 1999 (w/form of note and guaranty attached) (16)
10.21(a) First  Amendment to $38 million Senior  Secured Loan Agreement  between
     CIBC Inc.,  SunAmerica,  etc. and the  Registrant  dated November 12, 1999.
     (22)
10.21(b) Second  Amendment to $38 million Senior Secured Loan Agreement  between
     CIBC Inc.,  SunAmerica,  etc. and the  Registrant  dated February 15, 2000.
     (22)
10.21(c) Amendment and waiver letter agreement to Senior Secured Loan Agreement dated May 14, 1999 between CIBC Inc., SunAmerica, etc. and the Registrant dated October 12, 2000. (24)
10.21(d) Stock Pledge Agreement among certain lenders, Harris and the Registrant dated May 14, 1999 (16)
10.22Stock  Purchase  Agreement,  by and among Ugly Duckling Car Sales & Finance
     Corporation, Ugly Duckling Finance Corporation ("UDFC"), Cygnet Dealer Finance, Inc.("CDF"), and Cygnet Capital Corporation ("CCC"), dated as of December 30, 1999 (19)
10.22(a) Promissory Note dated December 30, 1999 from CCC to UDFC (19)
10.22(b) Pledge Agreement dated December 30, 1999 from CCC to UDFC (19)
10.22(c) Verde Guaranty dated December 30, 1999 (19)

10.22(d) CDF Guaranty dated December 30, 1999 (19)
10.22(e) Warrant dated December 30, 1999 from CCC to UDFC (19)
10.23Letter agreement between the beneficiaries  and/or  representatives  of the estate of Don Addink and the  Registrant  dated as of  September  14, 2000.
     (24)
10.24Property   lease   agreement,   by  and  among  the  Registrant  and  Verde
     Investments, Inc., dated as of November 2000.
10.24(a)  Form of  Lease  Agreement,  by and  among  the  Registrant  and  Verde
     Investments, Inc.(25) (26)
10.24(b) Schedule of Lease  Agreements,  by and among the  Registrant  and Verde
     Investments, Inc. (26)
10.25Options  agreement  for purchase and sale of  commercial  property,  by and among the Registrant and Verde Investments, Inc., dated as of November XX, 2000. (26)
10.26$35 million Senior  Secured Loan  Agreement  between the Registrant and BNY
     Midwest Trust Company, dated as of January 11, 2001. (26)
10.26(a) Cash Collateral  Agreement between the Registrant and BYN Midwest Trust
     Company, dated as of January 11, 2001.(26)
10.26(b) $7 million Loan Agreement  between the Registrant and Verde Investments
     Inc., dated as of January 11, 2001. (26)
10.26(c) $7 million Promissory Note between the Registrant and Verde Investments
     Inc., dated as of January 11, 2001. (26)
10.26(d)  Subordination and Standstill  Agreement between the Registrant,  Verde
     Investments Inc., and BYN Midwest Trust Company, dated as of January 11, 2001.(26)
10.26(e) Stock Pledge  Agreement  between the Registrant and Verde  Investments,
     Inc., dated as of January 11, 2001.(26)
10.26(f) Stock Pledge  Agreement  between the  Registrant  and BNY Midwest Trust
     Company, dated as of January 11, 2001.(26)
10.27Offer Letter to Purchase All Registrant  Outstanding Stock by Ernest Garcia
     II, dated as of April 16, 2001.(26)
10.28Master Loan and Security  Agreement  between the  Registrant  and Greenwich
     Capital Financial Products, Inc., dated as of April 13, 2001. (26)
10.28(a)  Intercreditor  Agreement  between the  Registrant,  Greenwich  Capital
     Financial Products, Inc. and General Electric Capital Corporation, dated as of April 13, 2001. (26)
10.28(b)  Custodial  Agreement  between the  Registrant  and  Greenwich  Capital
     Financial Products, Inc., dated as of April 13, 2001. (26)
10.29Loan and  Security  Agreement  dated as of  August  24,  2001  between  the
     Registrant and Automotive Finance Corporation (27)
10.30Covenant  Waiver Letter dated  November 1, 2001 between the  Registrant and
     Automotive Finance Corporation
(27) 10.31 Covenant Waiver Letter dated November 9, 2001 between the Registrant and Greenwich Capital Financial Products, Incorporated (27)
10.32Covenant  Waiver Letter dated  November 9, 2001 between the  Registrant and
     Sun America Life Insurance Company (27)
10.33Agreement  and Plan of Merger,  dated as of December 10, 2001, by and among
     Ugly Duckling Corporation, UDC Acquisition Corp., Ernest C. Garcia, II and Gregory B. Sullivan (28)
10.34Covenant  Waiver Letter dated  March 28, 2002 between the  Registrant and
     Automotive Finance Corporation **
10.35Covenant  Waiver Letter dated  February 11, 2002 between the Registrant and
     Greenwich Capital Financial Products, Incorporated **
10.36Covenant  Waiver Letter dated  March 20, 2002 between the Registrant and
     Sun America Life Insurance Company **
10.37Stipulation  and  Agreement of  Compromise,  Settlement  and Release  dated
     February 4, 2002 between the Registrant and the Shareholders of Ugly Duckling Corporation**
10.37(a)  Scheduling  Order for Approval of Settlement  of Class and  Derivative
     Action dated March _, 2002**
10.37(b) Notice of Pendency of Class and Derivative Action to all Record Holders
     and Beneficial Owners of Common Stock of the Registrant dated February _, 2002**
10.37(c) Order and Final Judgment in Re Ugly Duckling  Corporation  Shareholders
     Derivative and Class Litigation**
10.38(a)Severance  Agreement  effective January 31, 2002 between Steven T. Darak and the Registrant**
10.38(b)Re:  Severance Agreement dated February 11, 2002 between Steven T. Darak and the Registrant**
10.39Severance  Agreement  effective  January 31, 2002 between Steven A. Tesdahl and the Registrant**
10.40Notice  of  Exercise  of  Option  from  Verde  Investments  Inc.,  and  the
     Registrant, dated as of December 27, 2001**
11 Earnings (Loss) per Share Computation (see Note 12 to Notes to Consolidated Financial Statements)
21   List of Subsidiaries (filed as Schedule 4 to Exhibit 10.28)
23   Consent of KPMG LLP**
24.1 Special Power of Attorney for Ernest C. Garcia II (26)
24.2 Special Power of Attorney for C. Jennings (26)
24.3 Special Power of Attorney for J. MacDonough (26)
24.4 Special Power of Attorney for F. Willey (26)
24.5 Special Power of Attorney for Gregory Sullivan (26)
24.6 Special Power of Attorney for Gregory S. Kilfoyle (26)
27   Financial  Data   Schedules  for  the  year  ending   December  31,  2001**
---------------------------
*    Management contract or compensatory plan, contract or arrangement.
**   Filed with this Form 10-K.
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-3998), effective June 18, 1996.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-13755), effective October 30, 1996.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed August 14, 1997.
(4) Incorporated by reference to the Company's Current Report on Form 8-K, filed October 3, 1997.
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed November 14, 1997.
(6) Incorporated by reference to the Company's Current Report on Form 8-K, filed January 2, 1998.
(7) Incorporated by reference to the Company's Current Report on Form 8-K, filed February 20, 1998.
(8) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-42973) effective February 11, 1998.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K, filed March 31, 1998.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed May 15, 1998.
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed August 10, 1998.
(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed November 13, 1998.
(13) Incorporated by reference to the Company's Form T-3 Application for Qualification of Indenture under the Trust Indenture Act of 1939, filed November 20, 1998 (File No. 022-22415) effective December 21, 1998.
(14) Incorporated by reference to the Company's Annual Report on Form 10-K, filed March 30, 1999.
(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed May 14, 1999.
(16) Incorporated by reference to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-42973) filed July 9, 1999, effective August 2, 1999.
(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed August 16, 1999.
(18) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed November 15, 1999.
(19) Incorporated by reference to the Company's Current Report on Form 8-K, filed January 5, 2000.
(20) Incorporated by reference to the Company's Form T-3 Application for Qualification of Indenture under the Trust Indenture Act of 1939, filed February 23, 2000 (File No. 022-22463).
(21) Incorporated by reference to the Company's Annual Report on Form 10-K, filed April 3, 2000.
(22) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed May 12, 2000.
(23) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed August 14, 2000.
(24) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed November 14, 2000.
(25) Ugly Duckling has entered into 17 sale and leaseback transactions substantially in the form of Exhibit 10.24(a), but with differing terms, including property description, dates of execution, purchase amount and rental payment amount. Schedule 1 to Exhibit 10.24(b) lists the major transactions and the principal differing terms of each such transaction.
(26) Incorporated by reference to the Company's Annual Report on Form 10-K, filed April 17, 2000.
(27) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed November 14, 2001.
(28) Incorporated by reference to the Company's Solicitation/Recommendation Statement on Form 14D-9/A, filed December 10, 2001.

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

Date: April 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name and Signature                               Title                            Date

/s/ ERNEST C. GARCIA II                    Chairman of the Board of Directors        March 28, 2002
----------------------------------
Ernest C. Garcia II

/s/ GREGORY B. SULLIVAN                    President, Chief Executive Officer
----------------------------------
Gregory B. Sullivan                        (Principal Executive Officer)             March 28, 2002

/s/ MARK G. SAUDER                         Chief Financial Officer (Principal        March 28, 2002
----------------------------------
Mark. G. Sauder                            Financial and Accounting Officer)