Form 10-Q
period 2002-05-14
UGLY DUCKLING CORP
filed 2002-05-15
CIK 1012704

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


                 For the quarterly period ended: March 31, 2002

                        Commission File Number 000-20841

                            UGLY DUCKLING CORPORATION
             (Exact name of registrant as specified in its charter)

                        Delaware                    86-0721358
             (State or other jurisdiction of      (I.R.S. employer
              incorporation or organization)     Identification no.)

               4020 E. Indian School Road
                 Phoenix, Arizona                      85018
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

                                 [X] Yes [ ] No
                                 ---------------



     This document serves both as a resource for analysts, bond holders, and other interested persons, and as the quarterly report on Form 10-Q of Ugly Duckling Corporation (Ugly Duckling) to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with the consolidated financial statements and notes included in Ugly Duckling's Annual Report on Form 10-K, for the year ended December 31, 2001.


================================================================================



                            UGLY DUCKLING CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                       Page
                     Part I - FINANCIAL STATEMENTS
  Item 1.            FINANCIAL STATEMENTS
                     Condensed Consolidated Balance Sheets-- March 31, 2002 and December 31, 2001                      1
                     Condensed Consolidated Statements of Operations-- Three Months Ended
                           March 31, 2002 and 2001                                                                     2
                     Condensed Consolidated Statements of Cash Flows-- Three Months Ended
                           March 31, 2002 and 2001                                                                     3
                     Notes to Condensed Consolidated Financial Statements                                              4

  Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             11
  Item 3.            MARKET RISK                                                                                       29

                     Part II -- OTHER INFORMATION
  Item 1.            LEGAL PROCEEDINGS                                                                                 30
  Item 2.            CHANGES IN SECURITIES                                                                             32
  Item 3.            DEFAULTS UPON SENIOR SECURITIES                                                                   32
  Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               32
  Item 5.            OTHER INFORMATION                                                                                 32
  Item 6.            EXHIBITS AND REPORTS ON FORM 8-K                                                                  32
                     SIGNATURES                                                                                        33



                                     ITEM 1.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (unaudited)

                                                                           March 31,            December 31,
                                                                             2002                   2001
                                                                      --------------------    ------------------
ASSETS
Cash and Cash Equivalents                                                      $    8,858            $    8,572
Finance Receivables, net                                                          514,329               495,254
Note Receivable from Related Party                                                 12,000                12,000
Inventory                                                                          39,471                58,618
Property and Equipment, net                                                        30,137                37,739
Goodwill                                                                           11,569                11,569
Other Assets                                                                       21,032                20,006
Net Assets of Discontinued Operations                                                   -                 3,899
                                                                      --------------------    ------------------
                                                                               $  637,396            $  647,657
                                                                      ====================    ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts Payable                                                            $    4,110            $    2,850
   Accrued Expenses and Other Liabilities                                          47,336                38,250
   Notes Payable - Portfolio                                                      381,208               377,305
   Other Notes Payable                                                             29,753                52,510
   Subordinated Notes Payable                                                      28,130                31,259
                                                                      --------------------    ------------------
     Total Liabilities                                                            490,537               502,174
                                                                      --------------------    ------------------
Stockholders' Equity:
     Preferred Stock $.001 par value, 10,000,000 shares
          authorized, and none issued and outstanding                                   -                     -
     Common Stock $.001 par value, 100,000,000 shares
          authorized, 100 and 18,774,000 issued, respectively,
          and 100 and 12,275,000 outstanding, respectively                              -                    19
   Additional Paid-in Capital                                                     133,415               173,741
   Retained Earnings                                                               13,444                12,074
   Treasury Stock, at cost                                                              -              (40,351)
                                                                      --------------------    ------------------
     Total Stockholders' Equity                                                   146,859               145,483
                                                                      --------------------    ------------------
                                                                               $  637,396            $  647,657
                                                                      ====================    ==================



     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2002 and 2001
                    (In thousands, except cars sold amounts)
                                   (unaudited)

                                             Three Months Ended
                                                 March 31,
                                        -----------------------------
                                             2002          2001
                                        -----------------------------
Cars Sold                                     15,300           14,851
                                        =============================

Total Revenues                          $    175,064    $     164,030
                                        =============================

Sales of Used Cars                      $    142,234    $     130,186
Less:
   Cost of Used Cars Sold                     83,017           72,841
   Provision for Credit Losses                45,367           39,020
                                        -----------------------------
                                              13,850           18,325
                                        -----------------------------
Other Income (Expense):
   Interest Income                            32,830           33,844
   Portfolio Interest Expense                (6,143)          (8,519)
                                        -----------------------------
      Net Interest Income                     26,687           25,325
                                        -----------------------------

Income before Operating Expenses              40,537           43,650
Operating Expenses:
     Selling and Marketing                     7,613            7,626
     General and Administrative               25,782           27,438
     Depreciation and Amortization             2,108            2,407
                                        -----------------------------
       Operating Expenses                     35,503           37,471
                                        -----------------------------

Income before Other Interest Expense           5,034            6,179
Other Interest Expense                         2,306            3,091
                                        -----------------------------

Earnings before Income Taxes                   2,728            3,088
Income Taxes                                   1,358            1,266
                                        -----------------------------
Net Earnings                            $      1,370    $       1,822
                                        =============================



     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001
                                 (In thousands)
                                   (unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                              2002            2001
                                                                                      ----------------------------------
Cash Flows from Operating Activities:
     Net Earnings                                                                           $     1,370     $      1,822
Adjustments to Reconcile Net Earnings to Net Cash Provided
     by Operating Activities:
      Provision for Credit Losses                                                                45,367           39,020
      Depreciation and Amortization                                                               3,415            3,564
      Loss from Disposal of Property and Equipment                                                   65              423
      Deferred Income Taxes                                                                       (160)               -
      Collections from Residuals in Finance Receivables Sold                                         -             1,136
      Decrease in Inventory                                                                      20,066           20,443
      (Decrease) of Inventory Allowance                                                           (919)            (135)
      (Increase) Decrease in Other Assets                                                       (2,660)              945
      Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities             8,233          (7,866)
      Increase in Income Taxes Payable                                                            3,907              179
                                                                                      ----------------------------------
          Net Cash Provided by Operating Activities                                              78,684           59,531
                                                                                      ----------------------------------
Cash Flows Used in Investing Activities:
     Increase in Finance Receivables                                                          (133,554)        (119,405)
      Collections on Finance Receivables                                                         64,443           62,726
      Proceeds from Disposal of Property and Equipment                                            2,887               46
      Purchase of Property and Equipment                                                        (1,409)          (3,173)
                                                                                      ----------------------------------
         Net Cash Used in Investing Activities                                                 (67,633)         (59,806)
                                                                                      ----------------------------------
Cash Flows from Financing Activities:
     Initial Deposits at Securitization into Investments Held in Trust                               -           (3,532)
     Additional Deposits into Investments Held in Trust                                        (10,054)         (12,918)
     Collections from Investments Held in Trust                                                  14,723            9,151
     Decrease in Investments Held in Trust on Finance Receivables Sold                               -             1,398
     Additions to Notes Payable Portfolio                                                       111,650          161,691
     Repayment of Notes Payable Portfolio                                                     (108,578)        (178,288)
     Additions to Other Notes Payable                                                            17,600           22,792
     Repayment of Other Notes Payable                                                          (36,611)            (138)
     Repayment of Subordinated Notes Payable                                                    (3,400)          (1,000)
     Proceeds from Issuance of Common Stock                                                           6               -
                                                                                      ----------------------------------
         Net Cash Used in Financing Activities                                                 (14,664)            (844)
                                                                                      ----------------------------------
Net Cash Provided by Discontinued Operations                                                      3,899              893
                                                                                      ----------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                286            (226)
Cash and Cash Equivalents at Beginning of Period                                                  8,572            8,805
                                                                                      ----------------------------------
Cash and Cash Equivalents at End of Period                                                  $     8,858     $      8,579
                                                                                      ==================================
Supplemental Statement of Cash Flows Information:
     Interest Paid                                                                          $     5,912     $      9,795
                                                                                      ==================================
     Income Taxes Paid (Received)                                                           $   (2,784)     $      1,445
                                                                                      ==================================
Supplemental Statement of Non-Cash Investing and Financing Activities:
     Other Notes Payable Assumed by Leasor in Sale Leaseback Transaction                    $     4,070     $         -
                                                                                      ==================================


     See accompanying notes to Condensed Consolidated Financial Statements.

                            UGLY DUCKLING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by such accounting principles generally accepted in the United States of America for a complete financial statement presentation. In our opinion, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. Our results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. Our condensed consolidated balance sheet as of December 31, 2001 was derived from our audited consolidated financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. For a complete financial statement presentation, we suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2001. All amounts are in thousands with the exception of per unit and per car data, unless otherwise noted.

Note 2.  Summary of Finance Receivables

    A summary of Finance Receivables, net, follows:

                                                       March 31,            December 31,
                                                          2002                  2001
                                                   -------------------    ------------------
Contractually Scheduled Payments                   $           740,879    $          694,572
Unearned Finance Charges                                     (197,037)             (179,873)
                                                   -------------------    ------------------
Principal Balances, net                                        543,842               514,699
Accrued Interest                                                 5,479                 5,824
Loan Origination Costs                                           7,281                 6,635
                                                   -------------------    ------------------
Loan Receivables                                               556,602               527,158
Investments Held in Trust                                       65,327                69,996
                                                   -------------------    ------------------
Finance Receivables                                            621,929               597,154
Allowance for Credit Losses                                  (107,600)             (101,900)
                                                   -------------------    ------------------
Finance Receivables, net                           $           514,329    $          495,254
                                                   ===================    ==================
Allowance as % of Principal Balances, net                        19.8%                 19.8%
                                                   ===================    ==================

     Investments Held in Trust represent funds held by trustees on behalf of our securitization bondholders and consists of reserve accounts, as further described, plus collections in transit. In connection with its securitization transactions, the Company provides a credit enhancement to the investor. The Company makes an initial cash deposit, ranging from 3% to 6% of the initial underlying finance receivables principal balance, into an account held by the trustee (reserve account) and pledges this cash to the trust to which the finance receivables were transferred. Additional deposits from the residual cash flow (through the trustee) are made to the reserve account as necessary to attain and maintain the reserve account at a specified percentage, ranging from 8.0% to 11.0%, of the underlying finance receivables principal balances.

     Due to the impact of the recession, the events of September 11th and the poor auction recovery market at year end 2001, three of our trusts, 2000B, 2000C and 2001A, reached charge-off levels for the month of December 2001 that triggered an acceleration of rights for MBIA under the Insurance Agreements of the respective trusts. These rights include, among other things, the ability to transition servicing on the trusts to a third party and accelerate the cash flow to the A bondholders until they have been paid in full. These trusts reached these levels only for the month indicated and remained below these levels to date. These trusts continue to trap cash in the reserve accounts related to these breaches in charge-off levels.

Note 3.  Related Party Transactions

     In January 2001, the Company entered into a $35 million senior secured loan facility as a renewal for a $38 million senior loan facility originated in May
1999. As a condition to the $35 million senior secured loan agreement, Verde Investments, Inc., an affiliate of Ernest C. Garcia II, Chairman and principal shareholder of the Company, was required to invest $7 million in the Company through a subordinated loan. The funds were placed in escrow as additional collateral for the $35 million senior secured loan. The funds were to be released in July 2001 if, among other conditions, the Company had at least $7 million in pre-tax income through June of 2001 and, at that time, Mr. Garcia would have guaranteed 33% of the $35 million facility. The Company did not meet this pre-tax income requirement for the first six months of 2001. Per the loan agreement, Mr. Garcia was entitled to receive warrants from the Company for 1.5 million shares of stock, vesting over a one-year period, at an exercise price of $4.50 subject to certain conditions. Also as consideration for the loan, the Company released all options to purchase real estate that were then owned by Verde and leased to the Company. The Company also granted Verde the option to purchase, at book value, any or all properties currently owned by the Company, or acquired by the Company prior to the earlier of December 31, 2001, or the date the loan is repaid. Verde agreed to lease the properties back to the Company, on terms similar to our current leases, if it exercises its option to purchase any of the properties. The loan is secured by a portion of the finance receivables in the Company's securitization transactions but is subordinate to the senior secured loan facility. The loan requires quarterly interest payments at LIBOR plus 600 basis points and is subject to pro rata reductions if certain conditions are met. An independent committee of the Company's board reviewed and negotiated the terms of this subordinated loan and the Company also received an opinion from an investment banker, which deemed the loan fair from a financial point of view both to the Company and its shareholders. The balance of the note with Verde was $2.0 million at March 31, 2002.

     Pursuant to the option discussed above, in December 2001 Verde exercised its right to purchase from, and lease back to the Company, six properties having a net book value of approximately $6.7 million. This purchase and lease back transaction closed in January 2002. Verde assumed all of the obligations of the notes payable secured by the six properties. The Company has notified the lenders on these six properties and the Company has not yet been released as the borrower under the notes payable. The six properties were leased back to the Company on terms consistent with other sale-leasebacks, 15 year triple net leases, expiring December 2015.

     The Note Receivable - Related Party originated from the Company's December 1999 sale of its Cygnet Dealer Finance subsidiary to Cygnet Capital Corporation, an entity controlled by Mr. Garcia. The $12.0 million note from Cygnet Capital Corporation has a 10-year term, with interest payable quarterly at 9%, due December 2009. The note is secured by the capital stock of Cygnet Capital Corporation and guaranteed by Verde Investments, Inc. ("Verde"), an affiliate of Mr. Garcia. The balance of this loan at March 31, 2002 was $12.0 million.

     On November 26, 2001, Mr. Garcia initiated a Tender Offer to purchase all of the outstanding shares of the Company's common stock not owned by him for $2.51 per share. On December 10, 2001, the Company entered into an Agreement and Plan of Merger with Mr. Garcia, Mr. Sullivan, UDC Acquisition Corp.
("Acquisition"), an entity controlled by Mr. Garcia and Mr. Sullivan, and UDC Holdings Corp. The Merger Agreement provided for Acquisition to amend the pending Tender Offer to purchase all of the outstanding shares of the Company by increasing the offer from $2.51 per share to $3.53 per share (the "Amended Tender Offer"). The Merger Agreement also provided for a second step merger (the "Merger") at the same price of $3.53 per share (the Amended Tender Offer and the Merger together are the "Transaction"). The Merger Agreement further provided that the Transaction could be consummated only if a majority of the minority shareholders of the Company, in the aggregate, tendered in the Amended Tender Offer or (if Acquisition did not own 90% or more of the shares after the Amended Tender Offer) voted in favor of the Merger. At that time, there were 4,771,749 shares of the Company's stock not held by the buyout group. The Transaction was entered into after review by a special transaction committee comprised of independent members of the board of directors; the committee and the board consulted with and obtained a fairness opinion from an investment banking firm, U.S. Bancorp Piper Jaffray. The special committee recommended the Transaction to the full board and the board recommended the Transaction to the shareholders of the Company. On December 14, 2001, the Company commenced the Amended Tender Offer. The Company's shareholders overwhelmingly supported the Amended Tender Offer, which closed on January 16, 2002. Shareholders tendered 3,806,800 shares of the Company's common stock representing approximately 79% of the minority shares. Upon completion of the Amended Tender Offer and Acquisition paying the tendering shareholders, Acquisition owned approximately 92% of the Company. Acquisition received its funding for these payments from UDC Holdings, Inc. On March 4, 2002 Acquisition completed a short form merger with and into the Company. The Company was the surviving corporation under the short form merger. As of March 31, 2002, the Company has a receivable from UDC Holdings, Inc. of approximately $1.7 million which is classifed in Other Assets.

     In March and April of 2002 Cygnet Capital Corporation, a company affiliated with our chairman, Mr. Garcia, purchased on the open market $0.3 million face value of the Company's 2003 debentures and $1.7 million face value of the Company's 2007 debentures. As of May 1, 2002, Mr. Garcia, or entities affiliated with Mr. Garcia, own approximately $2.6 million face value of the Company's 2003 debentures and approximately $4.9 million face value of the Company's 2007 debentures.


Note 4.  Notes Payable

    Notes Payable, Portfolio
     A summary of Notes Payable, Portfolio at March 31, 2002 and December 31, 2001 follows ($ in thousands):

                                                                                         March 31,           December 31,
                                                                                            2002                 2001
                                                                                     -------------------  -------------------
Revolving Facility for $100.0 million with Greenwich Capital Financial
     Products, Inc, secured by substantially all assets of the Company not
     otherwise pledged                                                                   $       113,230      $        38,249
Class A obligations issued pursuant to the Company's securitization program, secured by underlying pools of finance receivables and investments held in trust totaling $547.9 million and $515.2 million at March 31, 2002 and
     December 31, 2001, respectively                                                             270,183              341,812
                                                                                     -------------------  -------------------
     Subtotal                                                                                    383,413              380,061
     Less:  Unamortized Loan Fees                                                                  2,205                2,756
                                                                                     -------------------  -------------------
     Total                                                                               $       381,208      $       377,305
                                                                                     ===================  ===================

     In March 2002, the Company renewed its revolving warehouse facility with Greenwich Capital Financial Products, Inc. for an additional 364-day term through March 2003. The facility allows for maximum borrowings of $100 million during the entire renewed term, as compared to $75 million during the period May 1, 2001 through November 30, 2001, increasing to $100 million during the period December 1, 2001 through April 30, 2002, under the initial term. In addition, the 65% cap on the advance rate was removed and the calculation of the warehouse advance relative to the net securitization advance was improved by 2%. The lender maintains an option to adjust the advance rate to reflect changes in market conditions or portfolio performance. The interest rate on the facility is LIBOR plus 2.80% (4.70% as of March 31, 2002, and 4.72% as of December 31,
2001). The facility is secured with substantially all Company assets. At March 31, 2002, due to the timing of the first securitization of 2002, the Company was not in compliance with the debt to EBITDA ratio covenant of this facility and received a waiver from the lender. The Company was in compliance with all other required covenants.

     Class A obligations have interest payable monthly at rates ranging from 3.4% to 5.1%. Monthly principal reductions on the Class A obligations approximate 70% of the principal reductions on the underlying pool of finance receivable loans.

    Other Notes Payable
     A summary of Other Notes Payable at March 31, 2002 and December 31, 2001 follows ($ in thousands):

                                                                                         March 31,          December 31,
                                                                                           2002                 2001
                                                                                    -------------------- -------------------
Senior note payable with certain lenders, secured by the capital stock of
    UDRC II, UDRC III, UDRC IV, and certain other receivables                       $             23,000  $           26,000
Revolving Facility for $36.0 million with Automotive Finance Corporation,
     secured by the Company's automobile inventory                                                 5,062              20,963
Other notes payable bearing interest at rates ranging from 7.5% to 11%
     due through October 2015, secured by certain real
     property, and certain property and equipment                                                  1,941               6,133
                                                                                    -------------------- -------------------
     Subtotal                                                                                     30,003              53,096
     Less:  Unamortized Loan Fees                                                                    250                 586
                                                                                    -------------------- -------------------
     Total                                                                          $             29,753  $           52,510
                                                                                    ==================== ===================

     The Company entered into a $35 million senior secured loan facility with certain lenders in January 2001. The facility has a term of 25 months. Pursuant to the credit agreement, the Company must make principal payments of $1.0 million per month during the period from April 2001 through September 2002.

Thereafter through maturity, the credit agreement requires minimum payments of the greater of $3.0 million per month or 50% of the cash flows from classes of notes issued through securitization that are subordinate to the Class A bonds. Interest is payable monthly at LIBOR plus 600 basis points (7.90% as of March 31, 2002, and 7.90% as of December 31, 2001). The loan is secured by certain Finance Receivables. At March 31, 2002, due to the timing of the first securitization of 2002, the Company was not in compliance with the senior debt to total capitalization covenant of this facility, and received a waiver from the lender. The Company was in compliance with all other required covenants.

     On August 31, 2001, the Company entered into a $36 million revolving inventory facility with Automotive Finance Corporation that expires in June of 2003. The borrowing base is calculated on advance rates on inventory purchased, ranging from 80% to 100% of the purchase price. The interest rate on the facility is Prime plus 6.0% (10.75% as of March 31, 2002, and 10.75% as of December 31, 2001). The facility is secured with the Company's automobile inventory. At March 31, 2002, the Company was in compliance with all required covenants.

    Subordinated Notes Payable
    A summary of Subordinated Notes Payable at March 31, 2002 and December 31, 2001 follows ($ in thousands):

                                                                                         March 31,          December 31,
                                                                                           2002                 2001
                                                                                    -------------------- -------------------
$13.5 million senior subordinated notes payable to unrelated parties, bearing interest at 15% per annum payable quarterly, principal due February 2003
      and is senior to subordinated debentures                                      $            5,000   $          5,000
$17.5 million subordinated debentures, interest at 12% per annum
     (approximately 18.8% effective rate) payable semi-annually, principal
     balance due October 23, 2003                                                               13,839             13,839
$11.9 million subordinated debentures, interest at 11% per annum
     (approximately 19.7% effective rate) payable semi-annually, principal
     balance due April 15, 2007                                                                 11,940             11,940
$7.0 million senior subordinated note payable to a related party, bearing interest
     at LIBOR plus 6% per annum payable quarterly, principal due December 2003                   2,000              5,400
                                                                                    -------------------- -------------------
     Subtotal                                                                                   32,779             36,179
     Less:          Unamortized Discount - subordinated debentures                               4,649              4,920
                                                                                    -------------------- -------------------
     Total                                                                          $           28,130   $         31,259
                                                                                    ==================== ===================

Note 5.  Stockholders' Equity

     On November 16, 2001, Mr. Ernest Garcia II, the Company's Chairman and majority shareholder, announced his intention to initiate a tender offer to purchase all of the outstanding common stock of the Company not owned by him for $2.51 per share. On December 10, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Mr. Garcia, Mr. Gregory B. Sullivan, the President and CEO of the Company, UDC Holdings Corp. ("UDC Holdings"), an entity controlled by Mr. Garcia and Mr. Sullivan, and UDC Acquisition Corp. ("UDC Acquisition"), an entity wholly owned by UDC Holdings (collectively, the "Buyout Group"). The Merger Agreement provided that the pending tender offer would be amended to, among other things, increase the offer price from $2.51 per share to $3.53 per share (the "Amended Tender Offer"). The Merger Agreement also provided for a second step merger at the same price of $3.53 per share (the "Merger," and together with the Amended Tender Offer, the "Transaction"). The Merger Agreement further provided that the Transaction could be consummated only if a majority of the minority shareholders of the Company either tendered their shares in the Amended Tender Offer or voted in favor of the Merger. At that time, there were 4,771,749 shares of the Company's stock not held by the Buyout Group.

     On December 14, 2001, the Buyout Group commenced the Amended Tender Offer. In the Amended Tender Offer materials, the Buyout Group disclosed that it intended to cause the Merger to become effective without a meeting of shareholders, pursuant to Delaware law, if the Amended Tender Offer resulted in UDC Acquisition holding at least 90% of the Company's outstanding shares. The Company and the board also sent materials to its shareholders at the same time recommending that shareholders tender their shares pursuant to the Amended Tender Offer.

     The Company's shareholders overwhelmingly supported the Amended Tender Offer, which expired on January 16, 2002. Shareholders tendered 3,806,800 shares of the Company's common stock representing approximately 79% of the minority shares. Upon completion of the Amended Tender Offer, UDC Acquisition owned approximately 92% of the Company.

     On March 4, 2002, the Merger was consummated. In the Merger, which was consummated without a shareholder vote in accordance with Delaware law, UDC Acquisition was merged with and into the Company, with the Company surviving. Upon consummation of the Merger and pursuant to the terms of the Merger Agreement and Delaware law:

o All shares of outstanding common stock not held in treasury or owned by the Buyout Group were cancelled, retired and converted into the right to receive either (a) $3.53 per share in cash, without interest or (b) if the holder properly exercised appraisal rights under Delaware law, the fair value of the shares as determined by the Court in appraisal proceedings;

o All treasury shares and shares held by the Buyout Group were cancelled and retired without any consideration; and

o All shares of UDC Acquisition common stock outstanding immediately prior to the effective date of the Merger were converted into shares of common stock of the Company.

     As a result of the Merger, the only remaining outstanding shares of common stock of the Company are the 100 shares of common stock issued upon conversion of the shares UDC Acquisition common stock. All of these shares are held by UDC Holdings.

     Shortly after the expiration of the Amended Tender Offer, the Company mailed to the shareholders who did not tender their shares a notice outlining the procedures they were required to follow if they wished to dissent from the Merger and seek appraisal of their shares. Under Delaware law, these shareholders had 20 days from the date of the mailing of the notice to notify the Company of their intention to assert appraisal rights. If such notice is timely made, dissenting shareholders must file a petition for appraisal in the Delaware Court of Chancery within 120 days of the effective date of the Merger, or all appraisal rights will be lost and dissenters will only be entitled to the merger consideration of $3.53 per share. In the event a petition for appraisal is filed, the court then determines which shareholders are entitled to appraisal rights and appraises the shares of such shareholders.

     Although several shareholders provided the Company with timely notice of their intention to assert appraisal rights, to the Company's knowledge, no petition for appraisal has been filed in the Delaware Court of Chancery as of the date of filing of this quarterly report. The deadline for filing such a petition is on or about July 2, 2002. In the event such a petition is filed, UDC Holdings has agreed to fund the payment to the dissenting shareholders.

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

   A summary of operating activity by business segment for the three months ended March 31, 2002 and 2001 follows:

Three months ended March 31, 2002:                       Retail         Portfolio       Corporate         Total
                                                         ------         ---------       ---------         -----
Sales of Used Cars                                    $   142,234       $        -      $       -       $  142,234
Less: Cost of Cars Sold                                    83,017                -              -           83,017
    Provision for Credit Losses                            30,057           15,310              -           45,367
                                                     ---------------  --------------  --------------  ---------------
                                                           29,160         (15,310)              -           13,850
Net Interest Income                                             -           26,687              -           26,687
                                                     ---------------  --------------  --------------  ---------------
Income before Operating Expenses                           29,160           11,377              -           40,537
                                                     ---------------  --------------  --------------  ---------------
Operating Expenses:
Selling and Marketing                                       7,613                -              -            7,613
General and Administrative                                 13,449            6,542          5,791           25,782
Depreciation and Amortization                               1,111              252            745            2,108
                                                     ---------------  --------------  --------------  ---------------
                                                           22,173            6,794          6,536           35,503
                                                     ---------------  --------------  --------------  ---------------
Income (Loss) before Other Interest Expense           $     6,987       $    4,583      $ (6,536)       $    5,034
                                                     ===============  ==============  ==============  ===============

Capital Expenditures                                  $       447       $       95      $     867       $    1,409
                                                     ===============  ==============  ==============  ===============
Identifiable Assets                                   $    68,203       $  538,619      $  30,574       $  637,396
                                                     ===============  ==============  ==============  ===============


Three months ended March 31, 2001:                       Retail         Portfolio       Corporate          Total
                                                         ------         ---------       ---------          -----
Sales of Used Cars                                    $   130,186       $        -      $       -       $  130,186
Less: Cost of Cars Sold                                    72,841                -              -           72,841
    Provision for Credit Losses                            26,652           12,368              -           39,020
                                                     ---------------  --------------  --------------  ---------------
                                                           30,693         (12,368)              -           18,325
Net Interest Income                                             -           25,195            130           25,325
                                                     ---------------  --------------  --------------  ---------------
Income before Operating Expenses                           30,693           12,827            130           43,650
                                                     ---------------  --------------  --------------  ---------------
Operating Expenses:
Selling and Marketing                                       7,626                -              -            7,626
General and Administrative                                 14,658            8,008          4,772           27,438
Depreciation and Amortization                               1,326              264            817            2,407
                                                     ---------------  --------------  --------------  ---------------
                                                           23,610            8,272          5,589           37,471
                                                     ---------------  --------------  --------------  ---------------
Income (loss) before Other Interest Expense           $     7,083       $    4,555      $ (5,459)       $    6,179
                                                     ===============  ==============  ==============  ===============
Capital Expenditures                                  $     2,087       $      229      $     857       $    3,173
                                                     ===============  ==============  ==============  ===============
Identifiable Assets, Excluding
     Net Assets of Discontinued Operations            $    85,204       $  549,682      $  21,302       $  656,188
                                                     ===============  ==============  ==============  ===============

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

Note 9.  Recent Accounting Pronouncements

     The Company adopted the provisions of Statement No. 141 as of July 1, 2001, and Statement 142 effective January 1, 2002. Statement No. 141 required upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. In conjunction with the adoption fo the Statement No. 142, the Company has allocated the entire goodwill balance to the Retail Operations Segment. During the second quarter of 2002, the Company expects to finalize the first step of the required impairment tests of goodwill as of January 1, 2002. The Company does not expect the effect of these tests to be material to the earnings or the financial position of the Company. In addition, upon adoption we discontinued amortizing goodwill. For the three months ended March 31, 2001, the Company had approximately $0.2 million in amortization expense. As of March 31, 2002, the Company has unamortized goodwill of approximately $11.6 million within the retail segment and no unamortized identifiable intangible assets. (For further discussion on SFAS No. 141 and 142, see Management's Discussion and Analysis of Financial Condition- Recent Accounting Pronouncements.)


    Note 10.  Subsequent Events

     On April 1, 2002, the Company completed its 22nd securitization, consisting of approximately $170.4 million in principal balances and the issuance of approximately $121.0 million in Class A bonds, including a pre-funded amount of approximately $16.3 million. The coupon rate on the Class A bonds is 4.16%, the initial deposit into the reserve account was 6.0% and the reserve account maximum is 10.0%. As a condition for MBIA providing insurance for this securitization, the Company deposited an additional $2.3 million in an escrow account to protect MBIA from any potential losses on any currently active trusts.

     On  April  1,  2002,  Verde  Investments   transferred  to  Cygnet  Capital
Corporation ("CCC"), an affiliate of Verde and Mr. Ernest C. Garcia, the remaining $2.0 million balance of the $7.0 million note payable. All future principal reductions and interest payments will be made to CCC.

     On February 4, 2002, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release documenting the settlement of the shareholder derivative complaint filed on March 20, 2001 and providing for a final hearing for court review and approval of the settlement (see Management's Discussion and Analysis of Financial Condition - Part II Other Information -
Item 1. Legal Proceedings). A mailing was sent to the shareholders in mid-February and this hearing was held on April 17, 2002. On April 18th, the court entered its final decision approving the settlement and finding it fair, reasonable and in the best interests of the class, certifying the class for purposes of the settlement, compromising and releasing all claims with prejudice on the merits and awarding attorneys' fees and costs to the plaintiffs' in the amount of $1,050,000. A notice of appeal was filed by two dissenting shareholders, acting pro se (without legal counsel), prior to the expiration of the appeal period. A motion to dismiss will be filed challenging the appeal and the Company intends on vigorously defending the court order and the settlement. The Company also has reached an agreement with its directors' and officers' liability insurance carrier to reimburse the Company for the payment of the plaintiffs' fees and costs (assuming the court order becomes final), and it is in the process of documenting that agreement.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

Introduction

     We operate the largest chain of buy-here pay-here used car dealerships in the United States. At March 31, 2002, we operated 76 dealerships located in eleven metropolitan areas in eight states. We have one primary line of business: to sell and finance quality used vehicles to customers within what is referred to as the sub-prime segment of the used car market. The sub-prime market is comprised of customers who typically have limited credit histories, low incomes or past credit problems. References to Ugly Duckling Corporation as the largest chain of buy-here pay-here used car dealerships in the United States is management's belief based upon the knowledge of the industry and not on any current independent third party study.

     As a buy-here pay-here dealer, we offer the customer certain advantages over more traditional financing sources including:

o    expanded credit opportunities,
o flexible payment terms, including structuring loan payment due dates as weekly or bi-weekly, often coinciding with the customer's payday,
o the ability to make payments in person at the dealerships. This is an important feature to many sub-prime borrowers who may not have checking accounts or are otherwise unable to make payments by the due date through use of the mail due to the timing of paydays.

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

     In the following discussion and analysis, we explain the results of operations and general financial condition of Ugly Duckling and its subsidiaries. In particular, we analyze and explain the changes in the results of operations of our business segments for the three-month periods ended March 31, 2002 and 2001. All amounts are presented in thousands except per unit and per car data, unless otherwise noted.

During the first quarter of 2002 we:

o Became a privately held company on March 4, 2002 when UDC Acquisition Corp., an entity controlled by Ugly Duckling's Chairman, Mr. Ernest Garcia II, completed its short form merger with and into Ugly Duckling,
o Experienced significant improvement in delinquencies with accounts greater than 30 days delinquent falling from 9.3% at December 31, 2001 down to 5.7% at March 31, 2002, a 39% improvement,
o Increased revenues to $175 million in the first quarter of 2002, a 7% increase over the first 3 months of 2001, o Took steps to further reduce expenses through a second reduction in work force to save approximately $1.7 million annually in salary, wages and benefits,
o Renewed our warehouse credit facility with Greenwich Capital Financial Products, Inc., increasing the maximum borrowings and improving the effective advance rate,
o    Launched  a pilot  interest  rate  program  in the  Phoenix  market  called
     RateAdvantage that offers interest rates ranging from 9.9% to 29.9% depending upon the customer's credit grade and the size of the down payment, and
o We continued to make improvements to our business model, respositioning the Company to focus on providing our customers with innovative credit solutions, quality vehicles, and outstanding customer service.



                                                    ---------------------------------------------------------------------------
Selected Consolidated Financial Data                                       For the Three Months Ending,
                                                    ---------------------------------------------------------------------------
($ in thousands, except per car sold amounts)             March 31,   December 31, September 30,       June 30,      March 31,
                                                            2002           2001          2001           2001            2001
                                                    ---------------------------------------------------------------------------
Operating Data:
Total Revenues                                           $  175,064     $  121,292    $  145,237     $  140,819     $  164,030
Sales of Used Cars                                       $  142,234     $   88,018    $  110,237     $  105,919     $  130,186
Earnings before Interest, Taxes, Depr. & Amort.          $   13,285     $    5,423    $     969      $   14,518     $   17,105
E-Commerce Revenue as Percent of Sales of Used Cars           13.8%          13.8%         14.2%          14.4%          11.6%

Number Dealerships in Operation                                  76             76            76             77             77

Average Sales per Dealership per Month                           67             41            52             50             64

Number of Used Cars Sold                                     15,300          9,353        11,907         11,607         14,851
Sales Price - Per Car Sold                               $    9,296     $    9,411    $    9,258     $    9,125     $    8,766
Cost of Sales - Per Car Sold                             $    5,426     $    5,549    $    5,259     $    5,224     $    4,905
Gross Margin - Per Car Sold                              $    3,870     $    3,862    $    3,999     $    3,901     $    3,861
Provision - Per Car Sold                                 $    2,965     $    3,324    $    4,095     $    2,775     $    2,627
Total Operating Expense - Per Car Sold                   $    2,320     $    3,765    $    2,959     $    3,092     $    2,523
Total Operating Income (Loss) - Per Car Sold             $      329     $    (413)    $    (744)     $     396      $     416
Total Operating Income (Loss)                            $    5,034     $  (3,865)    $  (8,859)     $    4,591     $    6,179
Earnings before Income Taxes                             $    2,728     $  (6,392)    $ (11,554)     $    1,729     $    3,088
Cost of Used Cars as Percent of Sales                         58.4%          59.0%         56.8%          57.3%          56.0%
Gross Margin as Percent of Sales                              41.6%          41.0%         43.2%          42.7%          44.0%
Provision - % of Originations                                 32.3%          35.5%         44.7%          31.1%          31.0%
Total Operating Expense - % of Total Revenues                 20.3%          29.0%         24.3%          25.5%          22.8%
Segment Operating Expense Data:
Retail Operating Expense - Per Car Sold                  $    1,449     $    1,932    $    1,795     $    1,934     $    1,590
Retail Operating Expense-% of Used Car Sales                  15.6%          20.5%         19.4%          21.2%          18.1%
Corporate/Other Expense - Per Car Sold                   $      427     $     828     $     532      $     503      $      376
Corporate/Other Expense - % of Total Revenue                   3.7%           6.4%          4.4%           4.1%           3.4%
Portfolio Exp. Annualized - % of End of Period
Principal                                                      5.0%           7.3%          5.6%           5.8%           6.2%
Balance Sheet Data:
Finance Receivables, net                                 $  514,329     $  495,254    $  501,048     $  544,585     $  522,893
Inventory                                                $   39,471     $   58,618    $   47,414     $   40,772     $   43,434
Total Assets                                             $  637,396     $  647,657    $  657,740     $  678,950     $  659,470
Portfolio Notes Payable                                  $  381,208     $  377,305    $  386,572     $  415,877     $  390,615
Subordinated Notes Payable                               $   28,130     $   31,259    $   32,600     $   34,951     $   40,807
Other Notes Payable                                      $   29,753     $   52,510    $   41,646     $   42,495     $   39,444
Total Debt                                               $  439,091     $  461,074    $  460,818     $  493,323     $  470,866
Total Stockholders' Equity                               $  146,859     $  145,483    $  151,550     $  158,604     $  157,222

Total Debt to Equity                                            3.0            3.2           3.0            3.1            3.0
Loan Portfolio Data:
Interest Income                                          $   32,830     $   33,274    $   35,000     $   34,900     $   33,844
Average Yield on Portfolio                                    25.9%          25.8%         26.5%          26.7%          26.3%

Portfolio Interest Expense                                    6,143          6,957         7,489          7,492          8,519
Average Portfolio Borrowing Cost                               7.0%           7.5%          8.0%           8.3%           8.9%
Principal Balances Originated                            $  140,455     $   87,452    $  109,139     $  103,615     $  126,015
Principal Balances Originated as % of Sales                   98.7%          99.4%         99.0%          97.8%          96.8%

Number of Loans Originated                                   15,225          9,283        11,844         11,558         14,776
Average Original Amount Financed                         $    9,225     $    9,421    $    9,215     $    8,965      $   8,528
Number of Loans Originated as % of Units Sold                 99.5%          99.3%         99.5%          99.6%          99.5%
Portfolio Delinquencies:
     Current                                                  72.4%          64.5%         67.4%          76.4%          78.6%
     1 to 30 days                                             21.9%          26.2%         24.0%          16.8%          15.7%
     31 to 60 days                                             3.3%           5.6%          5.3%           4.1%           3.3%
     Over 60 days                                              2.4%           3.7%          3.3%           2.7%           2.4%
Principal Outstanding , net                              $  543,842     $  514,699    $  537,946     $  534,766     $  535,039

Number of Loans Outstanding                                  84,821         82,254        85,961         86,446         87,033

Sales of Used Cars and Cost of Used Cars Sold

                                     Three Months Ended
                                         March 31,
                                -----------------------------  Percentage
                                     2002          2001          Change
                                ----------------------------- --------------

Number of Used Cars Sold
                                      15,300          14,851            3.0%
                                =============================

Sales of Used Cars              $    142,234  $      130,186            9.3%
Cost of Used Cars Sold           83,017               72,841           14.0%
                                -----------------------------
Gross Margin                    $     59,217  $       57,345            3.3%
                                =============================

Gross Margin %                         41.6%           44.0%

Per Car Sold:
Sales                           $      9,296  $        8,766            6.0%
Cost of Used Cars Sold                 5,426          4,905            10.6%
                                -----------------------------
Gross Margin                    $      3,870  $        3,861            0.2%
                                =============================

     For the three-month period ended March 31, 2002, the number of cars sold increased to 15,300 units, a 3.0% over the same period of the prior year. Through our analysis of the primary factors that influence loan performance, we determined that a higher cost and better quality vehicle positively affects the gross loan loss rate across all credit grades. We made a decision to upgrade the quality of our vehicle inventory throughout 2001 and have continued to increase the quality of our vehicles in the first quarter of 2002. As a result, the average sales price increased 6.0% and the cost of a vehicle increased 10.6% compared to the first quarter of 2001. The average dollar gross margin per car remained fairly constant between periods. We calculate our vehicle sales price using a fixed dollar margin and not as a percentage of cost; therefore, when we increased the quality and related cost of vehicles, the margin decreased from 44.0% down to 41.6%. We foresee this trend continuing throughout 2002 as we continue to move toward better quality inventory.

     Our Internet site continues to be a valuable tool generating a steady flow of credit applications, which lead to the closing of sales at our dealerships. We accept credit applications from potential customers via our website, located at www.uglyduckling.com and www.duckloans.com. Our employees review the credit applications received over the web and then contact the customers and schedule appointments at our dealerships. During the first quarter of 2002, applications received via our internet site generated 2,104 cars sold and $19.7 million in revenue, up from 1,773 cars sold and $15.0 million in revenue during the same period of the prior year.

     We finance substantially all of our used car sales. The percentage of cars sold financed has remained constant for the three months ended March 31, 2002 versus the comparable period of 2001. We have experienced a slight increase in the percentage of sales revenue financed as a result of an increase in the average sales price per car sold due to our focus on better quality cars. The following table indicates the percentage of sales units and revenue financed:

                                              Three Months Ended
                                                  March 31,
                                            -----------------------
                                               2002        2001
                                            -----------------------
Percentage of used cars sold financed          99.5%       99.5%
                                            =======================

Percentage of sales revenue financed           98.7%       96.8%
                                            =======================

Provision for Credit Losses

    The following is a summary of the Provision for Credit Losses:

                                                 Three Months Ended
                                                      March 31,
                                              --------------------------   Percentage
                                                   2002         2001         Change
                                              -------------------------- -------------

Provision for Credit Losses                        $45,367      $39,020         16.3%
                                              ==========================
Provision per loan originated                       $2,980       $2,641         12.8%
                                              ==========================
Provision as a percentage of
  principal balances originated                      32.3%        31.0%
                                              ==========================

     The Provision for Credit Losses increased to $45.4 million or 32.3% of the total amount financed for the quarter ended March 31, 2002, up from $39.0 million or 31.0% of the total amount financed for the quarter ended March 31, 2001. Company policy is to maintain an Allowance for Credit Losses ("Allowance") for all loans in its portfolio to cover estimated net charge-offs for the next 12 months. The Company began to improve the underlying credit quality mix of its originations due to improved credit standards and the introduction of loan grading in 2001. As a result, 2001 and 2002 originations are performing better to date than loans originated in prior periods. Offsetting these improvements are the effects of the recession and the performance of loans originated prior to 2001 that do not have the benefit of the new higher credit standards and are emerging at loss levels higher than previously estimated. In addition, the net principal balance of loans outstanding increased from $535.0 million at March 31, 2001 to $543.8 million at March 31, 2002. The net result is an increase in the Provision for Credit Losses both in total dollars and as a percentage of the amount financed in the first quarter of 2002. The Allowance as a percentage of loan principal is 19.8% at December 31, 2001 and March 31, 2002, up from 19.1% as of March 31, 2001.

     See "Static Pool Analysis" below for further Provision for Credit Loss discussion.

Net Interest Income

                               Three Months Ended
                                   March 31,            Percentage
                            -------------------------
                                2002        2001          Change
                            -------------------------  -------------


Interest Income             $    32,830  $     33,844         (3.0%)
Portfolio Interest Expense      (6,143)       (8,519)        (27.9%)
                            -------------------------
Net Interest Income         $    26,687  $     25,325           5.4%
                            =========================
                            -------------------------

Average Effective Yield           25.9%         26.3%
Average Borrowing Cost             7.0%          8.9%

     Interest Income consists primarily of interest on finance receivable principal balances retained on our balance sheet, plus interest income from investments held in trust. The average effective yield on finance receivables remained fairly constant at 25.9% and 26.3% for the three months ended March 31, 2002 and 2001, respectively. Offsetting the slight decrease in yield was an increase in the average retained principal balances to $528.0 million for the first quarter of 2002, up from $525.5 million for the first quarter of 2001. The decrease in interest income consisted primarily of a decrease in interest earned on investments held in trust from $1.0 million for the quarter ended March 31, 2001 to $0.3 million for the quarter ended March 31, 2002. This decrease was primarily related to lower money market rates during the first quarter of 2002.

     Portfolio interest expense consists primarily of interest on our revolving warehouse facility and the Class A obligations issued in our securitization transactions from the collateralized borrowings on the retained portfolio. Portfolio interest expense decreased to $6.1 million for the three-month period ending March 31, 2002, compared to $8.5 million for the same period of the previous year. The decrease is due to lower borrowing costs as a result of a decline in LIBOR, and due to borrowing less under the combination of the warehouse line and securitizations as a result of securing the inventory line in August of 2001, which is included in other interest expense.

Income before Operating Expenses

     Income before Operating Expenses decreased 7.1% to $40.5 million for the three-month period ended March 31, 2002, as compared to $43.7 million for the three-month period ended March 31, 2001. The decrease resulted from an increase in the amount charged to current operations for the provision for credit losses, partially offset by an increase in gross margin on used cars sold due to an increase in the number of units sold, and an increase in net interest income primarily due to a decrease in portfolio interest expense.

Operating Expenses

                                  Three Months Ended
                                      March 31,
                          --------------------------------   Percentage
                                 2002           2001            Change
                          -------------------------------- --------------
   Operating Expenses      $     35,503    $       37,471          (5.3%)
                          ================================

   Per Car Sold            $      2,320    $        2,523          (8.0%)
                          ================================

   As % of Total Revenue          20.3%             22.8%
                          ================================

     Operating expenses, which consist of selling, marketing, general and administrative and depreciation/amortization expenses, decreased quarter over quarter and as a percentage of total revenues. The decrease in operating expenses in 2002 was primarily due to numerous cost savings initiatives taken during 2001, including consolidating collection and loan servicing centers by closing two of our four centralized facilities and completing a reduction in work force of primarily corporate staff in the fourth quarter of 2001. In January of 2002 we incurred a $0.8 million charge related to a second reduction in work force to save an additional $1.7 million per annum in salary, wages and benefits.

Other Interest Expense

     Other Interest Expense, which consists of interest on Other Notes Payable and Subordinated Notes Payable, totaled $2.3 million for the three months ended March 31, 2002, versus $3.1 million for the comparable period of the prior year. The average outstanding balance for Other Notes Payable was $41.1 million and $33.7 million for the three months ended March 31, 2002 and 2001, respectively. The increase is primarily attributable to borrowings under the revolving inventory facility, partially offset by scheduled principal reductions made on the senior secured loan facility and a reduction in mortgage interest related to the sale of certain dealerships to Verde Investments in January 2002. The average outstanding balance of Subordinated Notes Payable decreased to $29.0 million from $41.4 million for the three months ended March 31, 2002 and 2001, respectively. The decrease related primarily to scheduled principal reductions on the senior subordinated note payable, the repurchase in June 2001 of $3.6 million in principal of the subordinated debentures due in 2003 and a $5.0 million reduction in the subordinated debt payable to Verde Investments. See
Note (4) of the Notes to the Condensed Consolidated Financial Statements for further discussion.

   Income Taxes

     Income taxes totaled $1.4 million for the three-month period ended March 31, 2002, versus $1.3 for same equivalent period in 2001. Our effective tax rate was 41% for the period ended March 31, 2002, and 41% for the same period in 2001. In addition, the income taxes for the three months ended March 31, 2002, include approximately $0.2 million change for a change in estimate for tax deficiencies.

   Net Earnings

     Net Earnings totaled $1.4 million for the three months ended March 31, 2002, as compared with $1.8 million for the same period of the prior year. The decrease was due primarily to the increase in provision for loan losses, partially offset by an increase in the number of vehicles sold, an increase in net interest income due primarily to a reduction in portfolio interest expense, a decrease in operating expenses due to numerous cost savings initiatives and a decrease in other interest expense due to a reduction in borrowings.

Business Segment Information

     We report our operations based on three operating segments. These segments are reported as Retail, Portfolio and Corporate Operations. See Note (6) to the Condensed Consolidated Financial Statements.

     Operating Expenses for our business segments, along with a description of the included activities, for the three -month period ended March 31, 2002 and 2001 are as follows:

     Retail Operations. Operating expenses for our Retail segment consist of Company marketing efforts, maintenance and development of dealership and inspection center sites, and direct management of used car purchases, reconditioning and sales activities. A summary of retail operating expenses follows ($ in thousands, except per car sold amounts):

                                                    Three Months Ended
                                                        March 31,
                                              -------------------------------
                                                   2002            2001
                                              ---------------  --------------
     Retail Operations:
       Selling and Marketing                  $         7,613  $        7,626
       General and Administrative                      13,449          14,658
       Depreciation and Amortization                    1,111           1,326
                                              ---------------  --------------
          Retail Expense                      $        22,173  $       23,610
                                              ===============  ==============
   Per Car Sold:
       Selling and Marketing                  $           497  $          514
       General and Administrative                         879             987
       Depreciation and Amortization                       73              89
                                              ---------------  --------------
          Total                               $         1,449  $        1,590
                                              ===============  ==============

   As % of Used Cars Sold Revenue:
       Selling and Marketing                             5.4%            5.9%
       General and Administrative                        9.4%           11.3%
       Depreciation and Amortization                     0.8%            1.0%
                                              ---------------  --------------
          Total                                         15.6%           18.2%
                                              ===============  ==============

     Total Selling and Marketing expenses remained fairly constant quarter over quarter; however, due to an increase in the number of cars sold, these expenses decreased slightly on a per car sold basis. Selling and Marketing decreased as a percentage of car sales revenues due to the increase in the number of cars sold and combined with an increase in sales price per vehicle.

     General and Administrative expenses decreased in total dollars, on a per car sold basis and as a percentage of cars sales revenue related for the three months ended March 31, 2002, principally due to a reduction in work force and other general cost saving initiatives.

     Portfolio Operations. Operating expenses for our Portfolio segment consist of loan servicing and collection efforts, securitization activities, and other operations pertaining directly to the administration and collection of the loan portfolio. A summary of portfolio operating expenses follows ($ in thousands, except expense per month per loan serviced):


                                                                Three Months Ended
                                                                    March 31,
                                                          -------------------------------
                                                                2002           2001
                                                          -------------------------------
     Portfolio Expense:
       General and Administrative                            $     6,542     $     8,008
       Depreciation and Amortization                                   252           264
                                                          -------------------------------
          Portfolio Expense                                  $     6,794     $     8,272
                                                          ===============================

                                                          -------------------------------
   Average Expense per Month per Loan Serviced               $     27.00     $     31.68
                                                          ===============================
   Annualized Expense as % of  EOP  Managed               -------------------------------
       Principal Balances                                           5.0%            6.2%
                                                          ===============================

     The decrease in portfolio expenses and in the expense per month per loan serviced for the three-month period ended March 31, 2002 compared to the same period in 2001 for our Portfolio segment is primarily a result of efficiencies gained with the closing of the collection and loan administration facilities in Florida and Texas during the first quarter of 2001 and other general cost saving initiatives. The three months ended March 31, 2001 include a $0.6 restructuring related to the closure of those facilities.

     Corporate Operations. Operating expenses for our Corporate segment consist of costs to provide managerial oversight and reporting for the Company, develop and implement policies and procedures, and provide expertise to the Company in areas such as finance, legal, human resources and information technology. A summary of corporate expenses follows ($ in thousands, except per car sold amounts):

                                                               Three Months Ended
                                                                   March 31,
                                                        ---------------------------------
                                                              2002             2001
                                                        -----------------  --------------
     Corporate Expense:
       General and Administrative                          $     5,791      $      4,772
       Depreciation and Amortization                               745               817
                                                        -----------------  --------------
          Corporate Expense                                $     6,536      $      5,589
                                                        -----------------  --------------

   Per Car Sold                                            $       427      $        376
                                                        =================  ==============
   As % of Total Revenues                                         3.7%              3.4%
                                                        =================  ==============

     Corporate operating expenses as a percent of total revenue remained relatively consistent for the three months ended March 31, 2002, versus the same period of 2001. However, corporate expenses increased in total and on a per car sold basis, as compared to the same period of the previous year, primarily due to the $0.8 million restructuring charge in January 2002 as result of the second reduction in work force.

Financial Position

     The following table represents key components of our financial position ($ in thousands):

                                               March 31,        December 31,      Percentage
                                                 2002              2001             Change
                                           -----------------  ----------------  ---------------
Total Assets                                  $     637,396   $       647,657           (1.6%)


Finance Receivables, net                            514,329           495,254             3.9%
Inventory                                            39,471            58,618          (32.7%)
Property and Equipment, net                          30,137            37,739          (20.1%)

Net Assets of Discontinued Operations                     -             3,899              N/A


Total Debt                                          439,091           461,074           (4.8%)

Notes Payable - Portfolio                           381,208           377,305             1.0%

Other Notes Payable                                  29,753            52,510          (43.3%)

Subordinated Notes Payable                           28,130            31,259          (10.0%)
Stockholders' Equity                          $     146,859   $       145,483             0.9%

     Total Assets. Total assets have remained relatively constant as the decrease in Inventory and in Net Property and Equipment was partially offset by the increase in Finance Receivables, net.

     Inventory. Inventory represents the acquisition and reconditioning costs of used cars located at our dealerships and our inspection centers. The change in inventory from December 31, 2001 to March 31, 2002 is due to management's decision to increase inventory levels at the end of the year in preparation for the strong seasonal sale periods during the first and second quarters of the year. We generally acquired our used car inventory from three sources:
approximately 55% from auctions, 40% from wholesalers and 5% from new car dealerships for the first quarter of 2002. In future periods the percentage of vehicles acquired from auctions is anticipated to increase dramatically as we are implementing changes to our inventory acquisition strategy to focus on auctions and to limit purchases from wholesalers. We believe this will help enable us to achieve our goal of purchasing higher quality inventory at better prices.

     Property and Equipment, net. Net Property and Equipment decreased by $7.6 million during the quarter ended March 31, 2002. The decrease was primarily related to the January 2002 sale and leaseback of six dealerships, with a net book value of $6.7 million, to Verde Investments, Inc. pursuant to the option agreement granted in 2001 as partial consideration for the $7.0 million subordinated loan made by Verde Investments, Inc. See Note (3) to the Condensed Consolidated Financial Statements.

     Finance Receivables, net. Net Finance Receivables grew by $19.1 million or 3.9% during the quarter ended March 31, 2002. New originations in the quarter exceeded the portfolio runoff, consisting of regular principal payments, payoffs and charge-offs, by $29.1 million. Partially offsetting the growth in loan principal balances was a $4.7 million decrease in Investments Held in Trust and the $5.7 million increase in the Allowance for Credit Losses. The decrease in Investments Held in Trust was primarily due to the Company purchasing back the remaining balance on the 1999C securitization, resulting in a release of approximately $4.4 million in cash to the Company. See Note (2) to the Condensed Consolidated Financial Statements for the detail components of Finance Receivables, net.

     The following table reflects activity in the Allowance for Credit Losses, as well as information regarding charge-off activity, for the three months ended March 31, 2002 and 2001 ($ in thousands):

                                                        Three Months Ended March 31,
Allowance Activity:                                       2002               2001
                                                   --------------------------------------
Balance, Beginning of Period                          $   101,900          $     99,700
Provision for Credit Losses                                45,367                39,020
Other Allowance Activity                                       -                     42
Net Charge Offs                                          (39,667)              (36,762)
                                                   --------------------------------------
Balance, End of Period                                $   107,600          $    102,000
                                                   ======================================

Charge off Activity:
Principal Balances                                    $  (47,031)          $   (47,156)
Recoveries, Net                                             7,364               10,394
                                                   --------------------------------------
Net Charge Offs                                       $  (39,667)          $   (36,762)
                                                   ======================================


     The Allowance as a percentage of loan principal is 19.8% at December 31, 2001 and March 31, 2002, up from 19.1% as of March 31, 2001. The Allowance for Credit Losses was $102.0 million as of March 31, 2001 and $107.6 million as of March 31, 2002. Of the $5.6 million increase in the allowance for credit losses, $1.7 million related to the increase in loan principal balance from $535.0 million as of March 31, 2001 to $543.8 million as of March 31, 2002. The remainder of the increase related primarily to originations prior to 2001 that are emerging at higher loss levels than previously estimated and due to the effects of the recession. Offsetting these higher loss rates on older originations are new originations since the 1st quarter of 2001 that are performing better than prior years due to the implementation of higher credit standards.

     The Allowance for Credit Losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in our retail portfolio over the next twelve months and is reviewed on an ongoing basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Static Pool Analysis" below.

     Net Assets of Discontinued Operations. In December 1999, we sold the Cygnet Dealer Finance ("CDF") subsidiary and also decided to abandon any efforts to acquire third party loans or servicing rights to additional third party portfolios. As a result, CDF, Cygnet Servicing and the associated Cygnet Corporate segment assets and liabilities were classified as net assets from discontinued operations. We plan to complete the servicing of the portfolios that we currently service.

     Total Debt. Total Debt is comprised of Notes Payable - Portfolio, Other Notes Payable and Subordinated Notes Payable. We finance the increases in our loan portfolio and other assets primarily through additional borrowings on our warehouse line, additional securitizations and our inventory line of credit. See "Management's Discussion and Analysis of Financial Conditions and Operation - Financing Resources" below.

     Notes Payable - Portfolio. Notes Payable - Portfolio consists of our warehouse line and securitizations. The amount outstanding under the warehouse line increased by $75.0 million during the quarter ended March 31, 2002. The increase was used to fund new originations during the quarter, pending the securitization of these loans which was completed in April 2002 upon the issuance of $121.0 million in Class A bonds. The amount of obligations outstanding pursuant to the Company's securitization program decreased $71.6 million in the first quarter of 2002 primarily due to no new securitizations during the quarter combined with normal runoff of the portfolio and the repurchase of the 1999C trust by the Company.

     Other Notes Payable - The decrease in Other Notes Payable was primarily due to a decrease in the inventory line of $15.9 million related to seasonal reductions in our vehicle inventory. In addition, on January 4, 2002, Verde Investments, Inc. ("Verde"), an affiliate of Mr. Ernest Garcia II, the Company's chairman, purchased six properties located in Texas, Virginia, and California, and simultaneously leased the properties to the Company on terms similar to the Company's current leases, 15 year triple net leases, expiring December 2017.

     In conjunction with this sale, Verde assumed responsibility for payments on approximately $4.1 million of principal mortgage balances. For further discussion, see Notes (3) and (4) of Notes to the Condensed Consolidated Financial Statements.

     Subordinated Notes Payable - The decrease in Subordinated Notes Payable was primarily due to the pay down on the subordinated note payable to Verde Investments, Inc., an affiliate of Mr. Garcia, entered into in January 2001, which was reduced from $5.4 million outstanding at December 31, 2001 to $2.0 million outstanding at March 31, 2002. Other decreases are due to the amortization of capitalized loan fees. See Notes (3) and (4) of the Notes to the Condensed Consolidated Financial Statements.


Static Pool Analysis

     We use a "static pool" analysis to monitor performance for loans we have originated at our dealerships. In a static pool analysis, we assign each month's originations to a unique pool and track the charge-offs for each pool separately. We calculate the cumulative net charge-offs for each pool as a percentage of that pool's original principal balances, based on the number of complete payments made by the customer before charge-off. The table below displays the cumulative net charge-offs of each pool as a percentage of original loan cumulative balances, based on the quarter the loans were originated. The table is further stratified by the number of payments made by our customers prior to charge-off. For periods denoted by "x", the pools have not seasoned sufficiently to allow us to compute cumulative losses. For periods denoted by "-", the pools have not yet reached the indicated cumulative age. While we monitor static pools on a monthly basis, for presentation purposes we are presenting the information in the table below on a quarterly basis.

     Currently reported cumulative losses may vary from those previously reported due to ongoing collection efforts on charged-off accounts, and the difference between final proceeds on the sale of repossessed collateral versus our estimates of the sale proceeds. Management, however, believes that such variation will not be material.

     The following table sets forth as of April 30, 2002, the cumulative net charge-offs as a percentage of original loan cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customers before charge-off. The table also shows the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).

          Pool's Cumulative Net Losses as Percentage of Pool's Original
                           Aggregate Principal Balance
                                ($ in thousands)

                                Monthly Payments Completed by Customer Before Charge-Off
                                --------------------------------------------------------
                          Orig.          0         3         6        12        18        24      TLI       Reduced
                          ------         -         -         -        --        --        --      -----     -------
   1993                 $ 12,984      8.8%     21.4%     27.6%     32.8%     34.8%     35.3%     36.8%       100.0%
   1994                 $ 23,589      5.3%     14.6%     19.6%     25.2%     27.5%     28.2%     28.8%       100.0%
   1995                 $ 36,569      1.9%      8.1%     13.1%     19.0%     22.1%     23.4%     24.1%       100.0%
   1996                 $ 48,996      1.5%      8.1%     13.9%     22.1%     26.2%     27.9%     28.9%       100.0%
   1997
   1st Quarter          $ 16,279      2.1%     10.7%     18.2%     24.8%     29.8%     32.0%     33.5%       100.0%
   2nd Quarter          $ 25,875      1.5%      9.9%     15.8%     22.7%     27.3%     29.4%     30.6%       100.0%
   3rd Quarter          $ 32,147      1.4%      8.3%     13.2%     22.4%     26.9%     29.1%     30.6%       100.0%
   4th Quarter          $ 42,529      1.4%      6.8%     12.6%     21.8%     26.0%     28.7%     29.9%       100.0%
   1998
   1st Quarter          $ 69,708      0.9%      6.9%     13.4%     20.8%     26.3%     28.7%     29.9%       100.0%
   2nd Quarter          $ 66,908      1.1%      8.0%     14.2%     21.7%     27.2%     29.1%     30.1%       100.0%
   3rd Quarter          $ 71,027      1.0%      7.9%     13.2%     22.9%     27.6%     30.1%     30.9%       100.0%
   4th Quarter          $ 69,583      0.9%      6.6%     13.0%     24.2%     28.9%     31.2%     32.2%        99.9%
   1999
   1st Quarter          $103,068      0.8%      7.4%     15.0%     23.4%     29.3%     31.5%     32.8%        99.6%
   2nd Quarter          $ 95,768      1.1%      9.8%     16.6%     25.2%     31.3%     33.6%     34.7%        98.7%
   3rd Quarter          $102,585      1.0%      8.2%     14.1%     25.2%     30.7%     33.5%     34.6%        96.5%
   4th Quarter           $80,641      0.7%      5.9%     12.6%     23.5%     28.9%     32.0%     32.7%        93.2%
   2000
   1st Quarter          $128,123      0.3%      6.5%     14.5%     24.1%     30.3%         x      32.7%       88.6%
   2nd Quarter          $118,778      0.6%      8.5%     15.9%     25.9%     32.6%         -      33.8%       82.7%
   3rd Quarter          $124,367      0.7%      7.7%     14.3%     25.8%         x         -      31.8%       75.4%
   4th Quarter          $100,823      0.6%      6.6%     13.6%     25.8%         -         -      28.3%       66.7%
   2001
   1st Quarter          $126,013      0.4%      6.4%     14.1%         x         -         -      23.6%       57.2%
   2nd Quarter          $103,521      0.5%      6.3%     13.0%         -         -         -      16.4%       43.9%
   3rd Quarter          $109,037      0.7%      5.4%         x         -         -         -       9.1%       28.0%
   4th Quarter          $ 87,355      0.7%         x         -         -         -         -       4.2%       12.4%
   2002
   1st Quarter          $140,178         x         -         -         -         -         -       0.5%        6.3%

     The following table sets forth the principal balances' delinquency status as a percentage of total outstanding contract principal balances from dealership operations:

                                                       March 31,        December 31,
Days Delinquent:                                         2002               2001
                                                   -----------------  -----------------
Current                                                       72.4%              64.5%
1-30 Days                                                     21.9%              26.2%
31-60 Days                                                     3.3%               5.6%
61-90 Days                                                     2.4%               3.7%
                                                   -----------------  -----------------
Total Portfolio                                              100.0%             100.0%
                                                   =================  =================

     In accordance with our charge-off policy, there are no accounts more than 90 days delinquent as of March 31, 2002.

     Current accounts increased from 64.5% as of December 31, 2001 to 72.4% as of March 31, 2002 and accounts greater than 30 days delinquent decreased from 9.3% to 5.7% during the same period, a 39% improvement. The improvement in delinquencies is a combination of (i) the positive effect of higher credit standards and the improved credit quality mix of originations since the first quarter of 2001, (ii) the transition of 1-60 day collectors into our dealerships, (iii) the easing of the effects of the recession, and (iv) seasonality and the positive impact of income tax refunds.

     Although delinquencies have improved dramatically in the first quarter of 2002 and loan losses on recently originated loan pools indicate improved loan performance compared to those loans originated prior to 2001, the Provision for Credit Losses increased to $45.4 million or 32.3% of the total amount financed for the quarter ended March 31, 2002, up from $39.0 million or 31.0% of the total amount financed for the quarter ended March 31, 2001. Company policy is to maintain an Allowance for Credit Losses ("Allowance") for all loans in its portfolio to cover estimated net charge-offs for the next 12 months. The Company began to improve the underlying credit quality mix of its originations due to improved credit standards and the introduction of loan grading in 2001. As a result, 2001 and 2002 originations are performing better to date than loans originated in prior periods. Offsetting these improvements are the effects of the recession and the performance of loans originated prior to 2001 that do not have the benefit of the new higher credit standards and are emerging at loss levels higher than previously estimated. The Allowance as a percentage of loan principal is 19.8% at December 31, 2001 and March 31, 2002, up from 19.1% as of March 31, 2001.

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

     Reserve Account Requirements. Under our current securitization structure, we make an initial cash deposit into a reserve account, generally equivalent to 3.0%-6.0% of the initial underlying Finance Receivables' principal balance, and pledge this cash to the reserve account agent. The trustee then makes additional deposits to the reserve account out of collections on the securitized receivables as necessary to fund the reserve account to a specified percentage, historically ranging from 8.0% to 11.0%, of the underlying Finance Receivables' principal balance. The trustee makes distributions to us when:

o    reserve account balance exceeds the specified percentage,
o    required periodic payments to the Class A certificate holders are current,
o    portfolio charge-off and delinquency triggers are not exceeded, and
o    trustee, servicer and other administrative costs are current.

     Due to the impact of the recession, the events of September 11th and the poor auction recovery market at year end 2001, three of our trusts, 2000B, 2000C and 2001A, reached termination event charge-off levels for the month of December 2001, and one trust, 1999C, reached a termination event delinquency level in January 2002, that triggered an acceleration of rights for MBIA under the Insurance Agreements of the respective trusts. These rights include, among other things, the ability to transition servicing on these trusts to a third party and accelerate the cash flow to the A bondholders until they have been paid in full. These trusts reached these levels only for the month indicated and have been under these levels since then. In March 2002, we repurchased the 1999C trust resulting in a release of $4.4 million in cash held in the reserve account to the Company. We continue to trap cash in the reserve accounts of the 2000B, 2000C and 2001A trusts related to these December breaches in charge-off levels. MBIA has reserved their rights with respect to these breaches, but based on discussions with MBIA, we believe the Company will continue to function as the servicer for these trusts. Further, based on our discussions with MBIA, we believe that when these trusts are below the performance triggers for two consecutive months, MBIA will allow us to begin releasing cash in excess of the greater of a reserve account level of 20% of the outstanding Finance
Receivables' principal balance or 4% of the original Finance Receivables' principal balance. The 2000B, 2000C and 2001A trusts were all below the portfolio triggers in April 2002 and based on current performance we believe they will begin to release cash in the 2nd quarter of 2002.

     In addition, the impact of the recession and the events of September 11th, also caused us to reach a portfolio event delinquency level in 2000A that has triggered the right of MBIA to trap cash until higher reserve account levels are met or the delinquencies fall below the required levels. As a result, trust 2000A is required to trap cash to the greater of 16% of the outstanding Finance Receivable principal balance or 3% of the original Finance Receivable principal balance. As of December 31, 2001, the 2000A reserve account totaled 15.1% of the then outstanding Finance Receivable balance, and in January 2002 began releasing cash in excess of the reserve account levels. This breach is self-curing and once the trust delinquency and charge-off levels are below the performance tests, the reserve balance requirement will return to the normal specified level and release all cash to the Company to that level. No additional waiver or approval is required for this process.

     In April 2002, we completed our first securitization of this year, 2002A, with MBIA providing the insurance in the transaction. This was the 22nd securitization in our history, consisting of approximately $170.4 million in principal balances and the issuance of approximately $121.0 million in Class A bonds. The coupon rate on the Class A bonds is 4.16%, the initial deposit into the reserve account was 6.0% and the reserve account maximum is 10.0%. As a condition for MBIA providing insurance for this securitization, the Company deposited an additional $2.3 million in an escrow account to protect MBIA from any potential losses on any currently active trusts.

     We have mutually agreed with MBIA to further diversify our lending sources, a process that we initiated in 2001 with our inventory and warehouse lending facilities, and as a result we expect that our next securitization, 2002B, will not be insured or we will engage a different insurer for that transaction. We are currently undergoing due diligence by potential insurers and are in the process of negotiating terms for future securitizations. We believe that our next securitization will be in the third quarter of this year.

     For discussion of certain risks related to our securitization transactions, see "Securitization Transactions" set forth in Exhibit 99 to this Form 10-Q.

Liquidity and Capital Resources

     In recent periods, our needs for additional capital resources have leveled as we slowed the growth of our business. We require capital for:

o    investment in our loan portfolio,                  o     the purchase of inventories, and
o    working capital and general corporate purposes,    o     the purchase of property and equipment.

    We fund our capital requirements primarily through:

o    operating cash flow,                               o     our inventory line, and
o    securitization transactions,                       o     supplemental borrowings.
o    our revolving warehouse facility,


     For 2002, we believe we will have adequate liquidity for our operations, notwithstanding the termination events under the four securitizations discussed above. We closed our first securitization transaction of 2002, insured by MBIA, in April and believe we will continue to be able to securitize our loan pools throughout the year. We expect that our second securitization in 2002 either will not be insured or we will engage an insurer other than MBIA for that transaction. We are currently undergoing due diligence by potential insurers and are in the process of negotiating terms for future securitizations. In March of 2002, we renewed our $100 million warehouse credit facility for an additional 364 day period. In addition, we have negotiated a term sheet and have begun the process of documenting the renewal of our $35 million senior secured loan facility. We believe the facility will be renewed during the second quarter of 2002; however, we do not have a binding commitment from the lender. This $35 million facility, which has been reduced to $23.0 million outstanding as of March 31, 2002, matures in February 2003. If it is not renewed, then starting in October 2002, the regular principal reductions increase from the current $1.0 million per month up to the greater of $3.0 million per month or 50% of the cash flows from classes of notes issued through securitizations that are subordinate to Class A bonds. Our inventory facility does not expire until June of 2003.

     As a result of the termination events and portfolio event described above, residual cash otherwise available to us is being trapped for four of our six securitization trusts. In March 2002 we repurchased the 1999C trust, which was one of the four trusts that hit a termination event, resulting in a release of $4.4 million in cash held in the reserve account to the Company. The cash reserve levels for the remaining three trusts that hit termination events (2000B, 2000C and 2001A) are expected to increase $4.7 million, from $10.8 million at March 31, 2002, to approximately $15.5 million in the second quarter of 2002, and then begin releasing cash. In addition, we expect that the reserve accounts for 2000B, 2000C and 2001A will either return to normal levels in the 3rd and 4th quarters of 2002 or the trusts will be bought back by us, resulting in the release of these cash reserves and generating additional cash flow. Furthermore, the portfolio event trust, 2000A, had trapped sufficient cash so that it began releasing excess cash in January 2002. As a result of these events, and as previously discussed, as a condition for MBIA providing insurance for the 2002A securitization that closed in April 2002, we funded an additional $2.3 million deposit into an escrow account as additional collateral for any current securitizations insured by MBIA. We do not expect the cumulative effect of these events and the trapping of cash to materially impact our ability to adequately fund our operations in 2002. However, if we experience adverse trends in delinquencies or charge-offs, or we are unable to renew our senior secured term facility or are unable to securitize our loan pools, it could have a material adverse impact on our liquidity.

     For a discussion of certain risks that could affect our liquidity and capital resources, see Exhibit 99 to this form 10-Q.

Cash Flow

     Net cash provided by operating activities increased $19.2 million to $78.7 million in the three months ended March 31, 2002, up from $59.5 million net cash provided by operating activities in the first three months of 2001. This increase is primarily due to an increase in provision for credit losses, an increase in accounts payable, accrued expenses and other liabilities, and an increase in income taxes payable. Partially offsetting these increases to cash flow from operations were a decrease in inventory allowance and an increase in other assets.

     Net cash used in investing activities increased $7.8 million to $67.6 million during the three months ended March 31, 2002 as compared to $59.8 million used during the same period of 2001. The increase in cash used in investing activities is the result of an increase in finance receivables originated due to increased sales price and volume, partially offset by an increase in collections on finance receivables, proceeds from disposal of property and equipment related to the sale of six dealership properties to Verde Investments and a reduction in purchases of property and equipment.

     Net cash used in financing activities increased $13.9 million to $14.7 million for the three months ended March 31, 2002, as compared to $0.8 million net cash used during the same period of 2001. The increase in cash used is primarily due to a decrease in additions to notes payable portfolio because there were no new securitizations during the quarter, a decrease to additions to other notes payable, an increase in repayments of other notes payable related to the pay down of the inventory line and an increase in repayment of subordinated notes payable. Partially offsetting these increases in cash used were decreases in initial deposits at securitization, additional deposits into investments held in trust and repayment of notes payable-portfolio, all primarily because there were no new securitizations during the quarter, plus an increase in collections from investments held in trust due to the buyback of the 1999C trust and the related release of cash held in the reserve account.

Financing Resources

     Revolving Warehouse Facility. In March 2002, the Company renewed its revolving warehouse facility with Greenwich Capital Financial Products, Inc. for an additional 364-day term through March 2003. The facility allows for maximum borrowings of $100 million during the entire renewed term, as compared to $75 million during the period May 1 through November 30 increasing to $100 million during the period December 1 through April 30 under the initial term. In addition, the 65% cap on the advance rate was removed and the calculation of the warehouse advance relative to the net securitization advance was improved by 2%. The lender maintains an option to adjust the advance rate to reflect changes in market conditions or portfolio performance. The interest rate on the facility is LIBOR plus 2.80% (4.70% and 4.72% at March 31, 2002, and December 31, 2001,
respectively). The facility is secured with substantially all Company assets. At March 31, 2002, the Company was not in compliance with the debt to EBITDA ratio covenant of this facility and received a waiver from the lender. The Company was in compliance with all other required covenants.

     Revolving Inventory Facility. On August 31, 2001, the Company entered into a $36 million revolving inventory facility with Automotive Finance Corporation that expires in June of 2003. The borrowing base is calculated on advance rates on inventory purchased, ranging from 80% to 100% of the purchase price. The interest rate on the facility is Prime plus 6.0% (10.75% at March 31, 2002, and at December 31, 2001). The facility is secured with the Company's automobile inventory. At March 31, 2002, the Company was in compliance with all required covenants.

     Securitizations. Our securitization program is a primary source of our working capital. Securitizations generate cash flow for us from the sale of Class A obligations, ongoing servicing fees, and excess cash flow distributions from collections on the loans securitized after payments on the Class A obligations, payment of fees, expenses, and insurance premiums, and required deposits to the reserve accounts. Securitizations also allows us to fix our cost of funds for a given loan portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securitizations" for a more complete description of our securitization program.

Supplemental Borrowings

     Senior Secured Note Payable. In January 2001 we entered into a $35 million senior secured loan facility with certain lenders that has a term of 25 months. Per the agreement, the Company must make principal payments of $1.0 million per month during months from April 2001 through September 2002. Thereafter through maturity, the agreement requires minimum payments of the greater of $3.0 million per month or 50% of the cash flows from classes of notes issued through securitization that are subordinate to the Class A bonds. Interest is payable monthly at LIBOR plus 600 basis points (7.90 % at March 31, 2002, and at December 31, 2001). The balance of the note was $23.0 million at March 31, 2002. The loan is secured by certain Finance Receivables. At March 31, 2002, the Company was not in compliance with the senior debt to total capitalization covenant of this facility, and received a waiver from the lender. The Company was in compliance with all other required covenants. We believe the facility will be renewed during the second quarter of 2002; however, we do not have a binding commitment from the lender.

     Senior Subordinated Secured Note. In January 2001, we borrowed $7.0 million in a subordinated loan from Verde Investments, Inc. ("Verde"), an affiliate of Mr. Garcia, that is secured by residual interests in the Company's securitization transactions but is subordinate to the senior secured note payable. The loan requires quarterly interest payments at LIBOR plus 600 basis points and is subject to pro rata reductions if certain conditions are met. The balance of the note with Verde was $2.0 million at March 31, 2002. As a condition to the $35 million senior secured note payable, Verde, an affiliate of Mr. Garcia, was required to invest the $7.0 million in us through a subordinated loan. The funds were placed in escrow as additional collateral for the $35 million senior secured loan. The funds were to be released in July 2001 if, among other conditions, the Company had at least $7 million in pre-tax income through June of 2001 and, at that time, Mr. Garcia would have guaranteed 33% of the $35 million facility. The Company did not meet this pre-tax income requirement for the first six months of 2001. As consideration for the loan, the Company released all options to purchase real estate that were then owned by Verde and leased to the Company. We also granted Verde the option to purchase, at book value, any or all properties currently owned by the Company, or acquired by the Company prior to the earlier of December 31, 2001, or the date the loan is repaid. Verde agreed to lease the properties back to the Company, on terms similar to our current leases, if it exercised its option to purchase any of the properties. In December 2001, Verde exercised its right to purchase from, and lease back to the Company, six properties having a net book value of approximately $6.7 million. This purchase and leaseback transaction closed in January 2002, for six properties located in Texas, Virginia and California.

     Senior Subordinated Notes. In February 1998, we borrowed a total of $15.0 million of subordinated debt from unrelated third parties for a three-year term. We issued warrants to the lenders of this debt to purchase up to 500,000 shares of our common stock at an exercise price of $10.00 per share, exercisable at any time until the later of February 2001, or when the debt is paid in full. On September 30, 2000, the Loan Agreement, Warrants and Warrant Agreements between us and certain Lenders under this Loan Agreement, were amended to: reduce the outstanding principal balance under the Loan Agreement from $15 million to $13.5 million; require us to take out one of the lenders in the facility by paying off that lender's $1.5 million share of the loan (which occurred), and cancel the number of outstanding warrants attributable to that portion of the loan; increase the interest rate under the Loan Agreement to 15%; extend the term of the Loan Agreement to February 12, 2003; and provide for the repayment of principal and the corresponding reduction of warrants under certain terms and conditions. This debt is senior to the subordinated debentures issued in our exchange offers (described below), subordinate to our other indebtedness, and had a $5.0 million balance at March 31, 2002. With the closing of the going private transaction, the warrants were terminated.

     1998  Exchange   Offer.   In  the  fourth  quarter  of  1998,  we  acquired
approximately 2.7 million shares of our common stock in exchange for approximately $17.5 million of subordinated debentures. We issued the debentures at a premium of approximately $3.9 million over the market value of the shares of our common stock that were exchanged for the debentures. Accordingly, the debt was recorded at $13.6 million on our balance sheet. The premium will be amortized over the life of the debentures and results in an effective annual interest rate of approximately 18.8%. The debentures are unsecured and are subordinate to all of our existing and future indebtedness. We must pay interest on the debentures semi-annually at 12% per year. We are required to pay the principal amount of the debentures on October 23, 2003. We can redeem all or part of the debentures at any time. In June 2001, we repurchased $3.6 million of principal of the debentures.

     2000 Exchange Offer. In April 2000, we completed an exchange offer in which we acquired approximately 1.1 million shares of our common stock in exchange for $11.9 million of subordinated debentures. We issued the debentures at a premium of approximately $3.9 million over the market value of the exchanged shares of our common stock. Accordingly, the debt was recorded at $8.0 million. The premium will be amortized over the life of the debentures and results in an effective annual interest rate of approximately 19.9%. The debentures are unsecured and are subordinate to all of our existing and future indebtedness. We must pay interest on the debentures semi-annually at 11% per year. We are required to pay the principal amount of the debentures on April 15, 2007. We can redeem all or part of the debentures at any time.

     Debt Shelf Registration. In 1997, we registered up to $200 million of our debt securities under the Securities Act of 1933. There can be no assurance that we will be able to use this registration statement to sell debt securities, or successfully register and sell other debt securities in the future.


Capital Expenditures and Commitments

     On March 4, 2002, UDC Acquisition Corp. ("UDC Acquisition"), an entity wholly owned by UDC Holdings Corp., controlled by Ernest Garcia II and Greg Sullivan, completed a short form merger with and into the Company. The Company was the surviving corporation under the short form merger. UDC Holdings capitalized UDC Acquisition with a combination of cash, common stock of the Company and a receivable from UDC Holdings representing a commitment to fund the final payment to dissenting shareholders. See Management's Discussion and Analysis of Financial Condition - Part II Other Information - Item 1. Legal Proceedings).


Accounting Matters

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under difference assumptions or conditions.

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

     The Company adopted the provisions of Statement No. 144 for the quarter ending March 31, 2002. The adoption of Statement No. 144 for long-lived assets held for use did not have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement No. 121.

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

     In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company adopted the provisions of Statement No. 141 as of July 1, 2001, and Statement 142 effective January 1, 2002.

     Statement No. 141 required upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142. Any impairment loss must be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     The Company adopted the provisions of Statement No. 141 as of July 1, 2002, and Statement No. 142 effective January 1, 2002. Statement No. 141 required upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. In conjunction with the adoption of the Statement No. 142, the Company has allocated the entire goodwill balance to the Retail Operations Segment. During the second quarter of 2002, the company expects to finalize the first step of the required impairment tests of goodwill as of January 1, 2002. The Company does not expect the effect of these tests to be material to the earnings or the financial position of the Company. In addition, upon adoption we discontinued amortizing goodwill. For the three months ended March 31, 2001, the Company had approximately $0.2 million in amortization expense. As of March 31, 2002 the Company has unamortized goodwill of approximately $11.6 million within the retail segment and no unamortized identifiable intangible assets. (For further discussion on SFAS No. 141 and 142, see Management's Discussion and Analysis of Financial Condition - Recent Accounting Pronouncements.)


We Make Forward Looking Statements

     This Report includes statements that constitute forward-looking statements within the meaning of the safe harbor provisions of the Private and Securities Litigation Reform Act of 1995. We claim the protection of the safe-harbor for our forward-looking statements. Forward-looking statements are often characterized by the words "may," "anticipates," "believes," "estimates," "projects," "expects" or similar expressions and do not reflect historical facts. Forward-looking statements in this report relate, among other matters, to: economic conditions; anticipated financial results, such as sales, profitability, other revenues and loan portfolios, improvements in underwriting including credit scoring, adequacy of the allowance for credit losses, and improvements in recoveries and loan performance, including delinquencies and charge offs; retaining the warehouse and inventory lines of credit; the success of cost savings initiatives and restructurings; improvements in inventory and inventory mix; release of trapped cash; repurchase of securitization trusts; continued servicing in connection with securitization trusts which hit termination events; continuing to complete securitization transactions; renewing the term credit facility; and internet generated sales growth and loan performance. Forward looking statements include risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward looking statements, some of which we cannot predict or quantify. Factors that could affect our results and cause or contribute to differences from these forward-looking statements include, but are not limited to: any decline in consumer acceptance of our car sales strategies or marketing campaigns; any inability to finance our operations in light of a tight credit market for the sub-prime industry and our current financial circumstances; any deterioration in the used car finance industry or increased competition in the used car sales and finance industry; any inability to monitor and improve our underwriting and collection processes; any changes in estimates and assumptions in, and the ongoing adequacy of, our allowance for credit losses; any inability to continue to reduce operating expenses as a percentage of sales; increases in interest rates; generally maintaining liquidity levels and cash flows sufficient to fund our ongoing operations; the failure to efficiently and profitably manage acquisitions and/or new car dealerships; adverse economic conditions; any material litigation against us or material, unexpected developments in existing litigation; and any new or revised accounting, tax or legal guidance that adversely affect used car sales or financing and developments with respect to the going private transaction. Forward-looking statements speak only as of the date the statement was made. Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found throughout this Form 10-Q and (including those set forth in Exhibit 99 hereto), in addition to those risks discussed above. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or for any other reason. References to Ugly Duckling Corporation as the largest chain of buy-here pay-here used car dealerships in the United States is management's belief based upon the knowledge of the industry and not on any current independent third party study.

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

     Our financial instruments consist primarily of fixed rate finance receivables, residual interests in pools of fixed rate finance receivables, fixed rate notes receivable, and variable and fixed rate notes payable. Our finance receivables are classified as sub-prime loans and generally bear interest at the lower of 29.9% or the maximum interest rate allowed in states that impose interest rate limits. At March 31, 2002, the scheduled maturities on our finance receivables ranged from one to 48 months, with a weighted average maturity of 24.3 months. In March 2002 we launched a pilot interest rate program in the Phoenix market called RateAdvantage that offers interest rates ranging from 9.9% to 29.9% depending upon the customer's credit grade and the size of the down payment. Depending upon the success of the program, we are anticipating offering the RateAdvantage interest rate program at all of our dealerships in either the 2nd or 3rd quarters of 2002. This will impact the overall average interest rate of our finance receivable portfolio. The interest rates we charge our customers on finance receivables has not changed as a result of fluctuations in market interest rates, although we may increase the interest rates we charge in the future if market interest rates increase. A large component of our debt at March 31, 2002, is the Collateralized Notes Payable (Class A obligations) issued under our securitization program. Issuing debt through our securitization program allows us to mitigate our interest rate risk by reducing the balance of the variable revolving line of credit and replacing it with a lower fixed rate note payable. We are subject to interest rate risk on fixed rate Notes Payable to the extent that future interest rates are lower than the interest rates on our existing Notes Payable.

     We believe that our market risk information has not changed materially from December 31, 2001.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings.

     The Company sells their cars on an "as is" basis. It requires all customers to acknowledge in writing on the date of sale that we disclaim any obligation for vehicle-related problems that subsequently occur. Although management believes that these disclaimers are enforceable under applicable laws, there can be no assurance that they will be upheld in every instance. Despite obtaining these disclaimers, in the ordinary course of business, the Company receives complaints from customers relating to vehicle condition problems as well as alleged violations of federal and state consumer lending or other similar laws and regulations. Most of these complaints are made directly to the Company or to various consumer protection organizations and are subsequently resolved. However, customers occasionally name us as a defendant in civil suits filed in state, local, or small claims courts. Additionally, in the ordinary course of business, the Company is a defendant in various other types of legal proceedings. Although the Company cannot determine at this time the amount of the ultimate exposure from these lawsuits, if any, based on the advice of counsel management does not expect the final outcome to have a material adverse effect on the Company.

     The Company was recently served in Texas as a defendant in a purported class action lawsuit captioned Felix Rather III, et. al vs. Dallas Automotive Sale and Service, et. al (including Ugly Duckling Car Sales and Ugly Duckling Credit Corporation), 192nd Judicial District, Dallas County, Texas (state court case). It is our understanding that a group of law firms in Texas have sued 61 Dallas county auto dealers (including Ugly Duckling) and 19 San Antonio auto dealers alleging the auto dealers have charged customers interest on deferred sales taxes. More lawsuits are expected to be filed in other Texas counties. Under Texas law, a dealer who sells vehicles on credit may elect to pay sales taxes on the installment basis (what the plaintiffs call "deferred sales taxes"); that is, they pay the sales taxes as their installment basis and did or are adding the entire amount of the sales tax to the amount financed and charging interest on it. They allege this is not allowed under Texas law. Ugly Duckling does not and has not paid sales taxes on an installment basis. The Company has notified plaintiffs' counsel of this fact and provided to them information intended to establish the fact. We hope to have the lawsuit dismissed shortly, but there is no guarantee we will be successful with these efforts. However, we believe the claims against us are without merit and intend to vigorously defend them.

Going Private Transaction and Related Actions. On March 20, 2001, a shareholder derivative complaint was filed, purportedly on behalf of the Company, in the court of Chancery for the State of Delaware in New Castle County, captioned Berger v. Garcia, et al., No. 18746NC. The complaint alleges that the Company's current directors breached fiduciary duties owed to it in connection with certain transactions between the Company and Mr. Ernest Garcia II, its Chairman and majority stockholder, and various entities controlled by Mr. Garcia. The complaint was amended on April 17, 2001 to add a second cause of action, on behalf of all persons who own Company common stock, and their successors in interest, which alleged that the Company's current directors breached fiduciary duties in connection with the proposed acquisition by Mr. Garcia of all of the outstanding shares of common stock not owned by him. The Company was named as a nominal defendant in the action. The original cause of action sought to void all transactions deemed to have been approved in breach of directors' fiduciary duties and recovery by the Company of alleged compensatory damages sustained as a result of the transactions. The second cause of action sought to enjoin the Company from proceeding with the proposed acquisition by Mr. Garcia, or, in the alternative, awarding compensatory damages to the class.

     Following Mr. Garcia's offer in April 2001 to purchase all outstanding shares of the Company's common stock (for $2.00 cash, $5.00 debenture per share), five additional and separate purported shareholder class action complaints were filed between April 17, and April 25, 2001 in the Court of Chancery for the State of Delaware in New Castle County. They were captioned Turberg v. Ugly Duckling Corp., et al., No. 18828NC, Brecher v. Ugly Duckling Corp., et al., No. 18829NC, Suprina v. Ugly Duckling Corporation, et al., No. 18830NC, Benton v. Ugly Duckling Corp., et al., No. 18838NC, and Don Hankey Living Trust v. Ugly Duckling Corporation, et al., No. 18843NC. These lawsuits were very similar to the lawsuits that were filed in connection with Mr. Garcia's offer to take the Company private in early October of 2000 (offer of $2.00 cash, $6.50 debenture per share). Mr. Garcia withdrew his offer to take the Company private in the latter part of October 2000, and in March of 2001 all of the outstanding lawsuits filed in connection with that offer were voluntarily dismissed by the plaintiffs.

     With respect to the lawsuits filed in April of 2001, each complaint alleged that the Company, and its directors, breached fiduciary duties in connection with the proposed acquisition by Mr. Garcia of all of the outstanding shares of common stock not owned by him. The complaints sought to enjoin the proposed acquisition by Mr. Garcia and to recover compensatory damages caused by the proposed acquisition and the alleged breach of fiduciary duties. All of these cases were consolidated June 5, 2001.

     In September of 2001, Mr. Garcia withdrew his April 2001 proposal to purchase the outstanding common stock due to the economic uncertainty resulting from the events following the September 11th terrorist attack. On November 16, 2001, Mr. Garcia announced his intention of initiating a tender offer to purchase all of the outstanding shares of common stock of the Company not owned by him. That same day, the plaintiffs' amended the consolidated cases to re-allege the derivative claims and replaced the class claims related to the April 2001 proposal with class claims challenging and seeking to enjoin Mr. Garcia's tender offer. The amended complaint alleged that the defendants breached or aided and abetted in the breach of their fiduciary duties, and sought to void the transactions challenged in the derivative claims and recover compensatory damages on behalf of the purported class and the Company. On November 26, 2001, Mr. Garcia initiated a tender offer to purchase all of the outstanding shares of the Company's common stock not owned by him for $2.51 per share.

     On December 10, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Mr. Garcia, Mr. Gregory B. Sullivan, the President and CEO of the Company, UDC Holdings Corp. ("UDC Holdings"), an entity controlled by Mr. Garcia and Mr. Sullivan, and UDC Acquisition Corp. ("UDC Acquisition"), an entity wholly owned by UDC Holdings (collectively, the "Buyout Group"). The Merger Agreement provided that the pending tender offer would be amended to, among other things, increase the offer price from $2.51 per share to $3.53 per share (the "Amended Tender Offer"). The Merger Agreement also provided for a second step merger at the same price of $3.53 per share (the "Merger," and together with the Amended Tender Offer, the "Transaction"). The Merger Agreement further provided that the Transaction could be consummated only if a majority of the minority shareholders of the Company either tendered their shares in the Amended Tender Offer or voted in favor of the Merger. At that time, there were 4,771,749 shares of the Company's stock not held by the Buyout Group.

     The Transaction was entered into after review by a special transaction committee comprised of independent members of the board of directors; the committee and the board consulted with and obtained a fairness opinion from an investment banking firm, U.S. Bancorp Piper Jaffray. The special committee recommended the Transaction to the full board and the board recommended the Transaction to the shareholders of the Company.

     The Company also entered into a Memorandum of Understanding on December 10th with counsel for the plaintiffs' on the ultimate resolution of the Delaware litigation related to the Transaction. Under this Memorandum of Understanding, the plaintiffs' litigation was to be settled, subject to certain conditions, including entering into a mutually agreeable stipulation of settlement consistent with the memorandum of understanding, completion of certain confirmatory discovery, certification of the class and a court order dismissing the litigation, and the completion of the Merger.

     On December 14, 2001, the Buyout Group commenced the Amended Tender Offer. In the Amended Tender Offer materials, the Buyout Group disclosed that it intended to cause the Merger to become effective without a meeting of shareholders, pursuant to Delaware law, if the Amended Tender Offer resulted in UDC Acquisition holding at least 90% of the Company's outstanding shares. The Company and the board also sent materials to its shareholders at the same time recommending that shareholders tender their shares pursuant to the Amended Tender Offer.

     The Company's shareholders overwhelmingly supported the Amended Tender Offer, which expired on January 16, 2002. Shareholders tendered 3,806,800 shares of the Company's common stock representing approximately 79% of the minority shares. Upon completion of the Amended Tender Offer, UDC Acquisition owned approximately 92% of the Company.

     On February 4, 2002, the parties also entered into a Stipulation and Agreement of Compromise, Settlement and Release documenting the settlement of the Delaware litigation and providing for a final hearing for court review and approval of the settlement. A mailing was sent to the shareholders in mid-February and this hearing was held on April 17, 2002. On April 18th, the court entered its final decision approving the settlement and finding it fair, reasonable and in the best interests of the class, certifying the class for purposes of the settlement, compromising and releasing all claims with prejudice on the merits and awarding attorneys' fees and costs to the plaintiffs' in the amount of $1,050,000. The settlement is final thirty days after the final court order. However, as discussed in Note 9 to the Condensed Consolidated Financial Statements, a notice of appeal was filed by two dissenting shareholders prior to the expiration date. The Company also reached an agreement with its directors' and officers' liability insurance carrier to reimburse the Company for the payment of the plaintiffs' fees and costs (assuming final court approval of the settlement), and it is in the process of documenting that agreement.

     On March 4, 2002, the Merger was consummated. In the Merger, which was consummated without a shareholder vote in accordance with Delaware law, UDC Acquisition was merged with and into the Company, with the Company surviving. Upon consummation of the Merger and pursuant to the terms of the Merger Agreement and Delaware law:

o All shares of outstanding common stock not held in treasury or owned by the Buyout Group were cancelled, retired and converted into the right to receive either (a) $3.53 per share in cash, without interest or (b) if the holder properly exercised appraisal rights under Delaware law, the fair value of the shares as determined by the Court in appraisal proceedings;

o All treasury shares and shares held by the Buyout Group were cancelled and retired without any consideration; and

o All shares of UDC Acquisition common stock outstanding immediately prior to the effective date of the Merger were converted into shares of common stock of the Company.

     As a result of the Merger, the only remaining outstanding shares of common stock of the Company are the 100 shares of common stock issued upon conversion of the shares UDC Acquisition common stock. All of these shares are held by UDC Holdings.

     Shortly after the expiration of the Amended Tender Offer, the Company mailed to the shareholders who did not tender their shares a notice outlining the procedures they were required to follow if they wished to dissent from the Merger and seek appraisal of their shares. Under Delaware law, these shareholders had 20 days from the date of the mailing of the notice to notify the Company of their intention to assert appraisal rights. If such notice is timely made, dissenting shareholders must file a petition for appraisal in the Delaware Court of Chancery within 120 days of the effective date of the Merger, or all appraisal rights will be lost and dissenters will only be entitled to the merger consideration of $3.53 per share. In the event a petition for appraisal is filed, the court then determines which shareholders are entitled to appraisal rights and appraises the shares of such shareholders.

     Although several shareholders provided the Company with timely notice of their intention to assert appraisal rights, to the Company's knowledge, no petition for appraisal has been filed in the Delaware Court of Chancery as of the date of filing of this quarterly report. The deadline for filing such a petition is on or about July 2, 2002. In the event such a petition is filed, UDC Holdings has agreed to fund the payment of the final appraisal amount to dissenting shareholders.

Item 2.  Changes in Securities and Use of Proceeds.

     (a)  None
     (b)  None
     (c)  None
     (d)  Not Applicable

Item 3.  Defaults Upon Senior Securities.

     We recently obtained waiver letters for financial ratio covenant breaches under our revolving credit facility and our senior secured loan facility. See Note (4) of the Notes to the Condensed Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

            None

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit 10.1 - Covenant  Waiver dated March 31, 2002 between the  Registrant and
               Greenwich Capital Financial Products, Inc.
Exhibit 99   - Statement Regarding Forward Looking Statements and Risk Factors

(b)      Reports on Form 8-K.

     During the first quarter of 2002, the Company filed two reports on Form 8-K. The first report on Form 8-K, dated and filed February 15, 2002, reported Ugly Duckling's announcement of Mark G. Sauder as the new Chief Financial Officer. A press release dated February 15, 2002 and entitled "Ugly Duckling Announces Appointment of New Chief Financial Officer" was filed as an exhibit to this 8-K. The second report on Form 8-K, dated and filed March 4, 2002, reported the fourth quarter and twelve months earnings of 2001, and the closing of the transaction pursuant to which an affiliate of Mr. Ernest C. Garcia II, Ugly Duckling's Chairman and largest stockholder, acquired all of the outstanding shares of common stock of Ugly Duckling. A press release dated March 4, 2002 and entitled "Ugly Duckling Reports Fourth Quarter and Twelve Month Results, and Closing of Going Private Transaction" was filed as an exhibit to this 8-K.


SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         UGLY DUCKLING CORPORATION

         /s/     MARK G. SAUDER
         -----------------------------------------------------------------------
         Mark G. Sauder
         Vice President and
         Chief Financial Officer
         (Principal Financial and Accounting Officer)

Date:  May 14, 2002

EXHIBIT INDEX

     Exhibit
     Number                         Description
     -------                        -----------
     10.1 Covenant Waiver dated March 31, 2002 between the Registrant and Greenwich Capital Financial Products, Inc.

     99   Statement Regarding Forward Looking Statements and Risk Factors