Form 10-Q
period 2002-06-30
UGLY DUCKLING CORP
filed 2002-08-14
CIK 1012704

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

                  For the quarterly period ended: June 30, 2002

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





                            UGLY DUCKLING CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                       Page
                     Part I - FINANCIAL STATEMENTS
  Item 1.            FINANCIAL STATEMENTS
                     Condensed Consolidated Balance Sheets-- June 30, 2002 and December 31, 2001                       1
                     Condensed Consolidated Statements of Operations-- Three and Six Months Ended
                           June 30, 2002 and 2001                                                                      2
                     Condensed Consolidated Statements of Cash Flows-- Six Months Ended
                           June 30, 2002 and 2001                                                                      3
                     Notes to Condensed Consolidated Financial Statements                                              4

  Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             12
  Item 3.            MARKET RISK                                                                                       33

                     Part II -- OTHER INFORMATION
  Item 1.            LEGAL PROCEEDINGS                                                                                 34
  Item 2.            CHANGES IN SECURITIES                                                                             35
  Item 3.            DEFAULTS UPON SENIOR SECURITIES                                                                   35
  Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               35
  Item 5.            OTHER INFORMATION                                                                                 35
  Item 6.            EXHIBITS AND REPORTS ON FORM 8-K                                                                  35
                     SIGNATURES                                                                                        36

                                     ITEM 1.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                         June 30,          December 31,
                                                                           2002                2001
                                                                     -----------------    ----------------
      ASSETS
      Cash and Cash Equivalents                                            $   10,003           $   8,572
      Finance Receivables, Net                                                531,928             495,254
      Note Receivable from Related Party                                       12,000              12,000
      Inventory                                                                38,148              58,618
      Property and Equipment, Net                                              30,331              37,739
      Goodwill                                                                 11,569              11,569
      Other Assets                                                             10,972              20,006
      Net Assets of Discontinued Operations                                         -               3,899
                                                                     -----------------    ----------------
                                                                          $   644,951          $  647,657
                                                                     =================    ================
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Liabilities:
         Accounts Payable                                                  $    3,955           $   2,850
         Accrued Expenses and Other Liabilities                                41,863              38,250
         Notes Payable - Portfolio                                            398,640             377,305
         Other Notes Payable                                                   25,690              52,510
         Subordinated Notes Payable                                            25,813              31,259
                                                                     -----------------    ----------------
           Total Liabilities                                                  495,961             502,174
                                                                     -----------------    ----------------
      Stockholders' Equity:
           Preferred Stock $.001 par value, 10,000,000 shares
                authorized, none issued and outstanding                             -                   -
           Common Stock $.001 par value, 100,000,000 shares
                authorized, 100 and 18,774,000 issued, respectively,
                and 100 and 12,275,000 outstanding, respectively                    -                  19
         Additional Paid-in Capital                                           133,418             173,741
         Retained Earnings                                                     15,572              12,074
         Treasury Stock, at cost                                                    -            (40,351)
                                                                     -----------------    ----------------
           Total Stockholders' Equity                                         148,990             145,483
                                                                     -----------------    ----------------
                                                                          $   644,951          $  647,657
                                                                     =================    ================


     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2002 and 2001
                    (In thousands, except cars sold amounts)
                                   (Unaudited)

                                                                       Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
                                                                  ----------------------------- -----------------------------
                                                                       2002          2001            2002          2001
                                                                  ----------------------------- -----------------------------
Cars Sold                                                                 12,068         11,607         27,368         26,458
                                                                  ============================= =============================

Total Revenues                                                    $      155,986  $     140,819 $      331,050  $     304,849
                                                                  ============================= =============================

Sales of Used Cars                                                $      120,247  $     105,919 $      262,481  $     236,105
Less:
   Cost of Used Cars Sold                                                 71,337         60,639        154,354        133,480
   Provision for Credit Losses                                            38,395         32,210         83,762         71,230
                                                                  ----------------------------- -----------------------------
                                                                          10,515         13,070         24,365         31,395
                                                                  ----------------------------- -----------------------------
Other Income (Expense):
   Interest Income                                                        35,739         34,900         68,569         68,744
   Portfolio Interest Expense                                            (6,251)        (7,492)       (12,394)       (16,011)
                                                                  ----------------------------- -----------------------------
      Net Interest Income                                                 29,488         27,408         56,175         52,733
                                                                  ----------------------------- -----------------------------

Income before Operating Expenses                                          40,003         40,478         80,540         84,128
Operating Expenses:
     Selling and Marketing                                                 6,137          6,235         13,750         13,861
     General and Administrative                                           25,561         27,217         51,343         54,655
     Depreciation and Amortization                                         2,058          2,435          4,166          4,842
                                                                  ----------------------------- -----------------------------
       Operating Expenses                                                 33,756         35,887         69,259         73,358
                                                                  ----------------------------- -----------------------------

Income before Other Interest Expense                                       6,247          4,591         11,281         10,770
Other Interest Expense                                                     2,328          2,862          4,634          5,953
                                                                  ----------------------------- -----------------------------

Earnings before Income Taxes                                               3,919          1,729          6,647          4,817
Income Taxes                                                               1,791            709          3,149          1,975
                                                                  ----------------------------- -----------------------------

Earnings before Extraordinary Item                                         2,128          1,020          3,498          2,842
Extraordinary Item - Gain on early extinguishment of debt, net                -             344             -             344
                                                                  ----------------------------- -----------------------------
Net Earnings                                                      $        2,128          1,364          3,498          3,186
                                                                  ============================= =============================


     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2001
                                 (In thousands)
                                   (unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                      -----------------------------
                                                                                           2002          2001
                                                                                      -----------------------------
Cash Flows from Operating Activities:
     Net Earnings                                                                     $        3,498  $       3,186
Adjustments to Reconcile Net Earnings to Net Cash Provided
     by Operating Activities:
     Provision for Credit Losses                                                              83,762         71,230
     Depreciation and Amortization                                                             6,698          6,912
     Loss from Disposal of Property and Equipment                                                107            399
     Deferred Income Taxes                                                                       291             -
     Collections from Residuals in Finance Receivables Sold                                       -           1,136
     Decrease in Inventory                                                                    21,425         22,970
     (Decrease) of Inventory Allowance                                                         (955)             -
     (Increase) Decrease in Other Assets                                                       7,400            250
     Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities           3,060       (10,033)
     Increase (Decrease) in Income Taxes Payable                                               3,001        (2,013)
                                                                                      -----------------------------
         Net Cash Provided by Operating Activities                                           128,287         94,037
                                                                                      -----------------------------
Cash Flows from Investing Activities:
     Increase in Finance Receivables                                                       (247,202)      (213,732)
     Collections on Finance Receivables                                                      126,299        124,646
     Decrease in Investments Held in Trust on Finance Receivables Sold                            -           1,398
     Proceeds from Disposal of Property and Equipment                                          2,952          1,760
     Purchase of Property and Equipment                                                      (3,768)        (8,122)
                                                                                      -----------------------------
         Net Cash Used in Investing Activities                                             (121,719)       (94,050)
                                                                                      -----------------------------
Cash Flows from Financing Activities:
     Initial Deposits at Securitization into Investments Held in Trust                       (8,846)        (6,407)
     Additional Deposits into Investments Held in Trust                                     (38,623)       (69,358)
     Collections from Investments Held in Trust                                               47,936         46,972
     Additions to Notes Payable Portfolio                                                    334,245        349,350
     Repayment of Notes Payable Portfolio                                                  (314,478)      (341,464)
     Additions to Other Notes Payable                                                         73,627         37,168
     Repayment of Other Notes Payable                                                       (96,906)       (11,720)
     Repayment of Subordinated Notes Payable                                                 (6,000)        (6,733)
     Proceeds from Additional Paid in Capital                                                      3             -
     Proceeds from Issuance of Common Stock                                                        6             18
                                                                                      -----------------------------
         Net Cash Used in Financing Activities                                               (9,036)        (2,174)
                                                                                      -----------------------------
Net Cash Provided by Discontinued Operations                                                   3,899            441
                                                                                      -----------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                           1,431        (1,746)
Cash and Cash Equivalents at Beginning of Period                                               8,572         8,805
                                                                                      -----------------------------
Cash and Cash Equivalents at End of Period                                            $       10,003  $       7,059
                                                                                      =============================
Supplemental Statement of Cash Flows Information:
     Interest Paid                                                                    $       15,324  $      20,130
                                                                                      =============================
     Income Taxes Paid (Received)                                                     $        (212)  $      12,071
                                                                                      =============================
Supplemental Statement of Non-Cash Investing and Financing Activities:
     Other Notes Payable Assumed by Leasor in Sale Leaseback Transaction              $        4,070  $          -
                                                                                      =============================

     See accompanying notes to Condensed Consolidated Financial Statements.

                   UGLY DUCKLING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by such accounting principles generally accepted in the United States of America for a complete financial statement presentation. In our opinion, such unaudited interim financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. Our results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. Our condensed consolidated balance sheet as of December 31, 2001 was derived from our audited consolidated financial statements as of that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. For a complete financial statement presentation, we suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2001. All amounts are in thousands with the exception of per unit and per car data, unless otherwise noted.

Note 2.  Summary of Finance Receivables

   A summary of Finance Receivables, net, follows:

                                            June 30,       December 31,
                                              2002             2001
                                      ----------------------------------
Contractually Scheduled Payments            $  774,680       $  694,572
Unearned Finance Charges                     (209,298)        (179,873)
                                      ----------------------------------
Principal Balances, net                        565,382          514,699
Accrued Interest                                 5,857            5,824
Loan Origination Costs                           7,360            6,635
                                      ----------------------------------
Loan Receivables                               578,599          527,158

Investments Held in Trust                       69,529           69,996
                                      ----------------------------------
Finance Receivables                            648,128          597,154
Allowance for Credit Losses                  (116,200)        (101,900)
                                      ----------------------------------
Finance Receivables, net                    $  531,928       $  495,254
                                      ==================================

     Investments Held in Trust represent funds held by trustees on behalf of our securitization bondholders and consists of reserve accounts, as further described, plus collections in transit. In connection with its securitization transactions, the Company provides a credit enhancement to the investor. The Company makes an initial cash deposit, historically ranging from 2.3% to 7.3% of the initial underlying finance receivables principal balance, into an account held by the trustee (reserve account) and pledges this cash to the trust to which the finance receivables were transferred. Additional deposits from the residual cash flow (through the trustee) are made to the reserve account as necessary to attain and maintain the reserve account at a specified percentage, currently ranging from 8.0% to 11.5%, of the underlying finance receivables principal balances.

     The Company previously reported in its Annual Report on Form 10-K for the year ended December 31, 2001 and in its Quarterly Report on Form 10-Q for the three month period ended March 31, 2002 that four of its securitizations had reached Termination Events (as defined in the securitizations) triggering an acceleration of rights for the insurer under the Insurance Agreements for the respective securitizations. As reported, the Termination Events occurred on the charge-off triggers for 2000B, 2000C, and 2001A in December 2001 and on the delinquency trigger for 1999C in January 2002. As a result, all cash flow from these trusts otherwise distributable to the Company was deposited into a reserve account for these securitizations. In June 2002, as reported on Form 8-K, revised calculations indicated that no Termination Events in fact had been triggered on the net charge-off trigger for 2000B, 2000C, and 2001A in December 2001. However, the revised calculations did confirm the Termination Event occurred on the delinquency trigger for 1999C in January, an additional Termination Event occurred on the delinquency trigger for 1999C in February 2002, and a Termination Event occurred on the delinquency trigger for 2000A, in February, March and April 2002. Both the 1999C and 2000A trusts have been repurchased by the Company in April and July, respectively, and are no longer required to be tested by the performance targets set by the trust insurer and all cash has been released. In addition, upon review of these revised calculations for the 2000B, 2000C and 2001A trusts, trapped cash related to these trusts was released and distributed to the Company in June of 2002. As of August 1, 2002, no cash is being held above the required reserve levels.

Note 3.  Related Party Transactions

     In January 2001, the Company entered into a $35 million senior secured loan facility as a renewal for a $38 million senior loan facility originated in May
1999. As a condition to the $35 million senior secured loan agreement, Verde Investments, Inc. ("Verde"), an affiliate of Ernest C. Garcia II, Chairman and the then principal shareholder of the Company, was required to invest $7 million in the Company through a subordinated loan. The funds were placed in escrow as additional collateral for the $35 million senior secured loan. The funds were to be released in July 2001 if, among other conditions, the Company had at least $7 million in pre-tax income through June of 2001 and, at that time, Mr. Garcia would have guaranteed 33% of the $35 million facility. The Company did not meet this pre-tax income requirement for the first six months of 2001. Per the loan agreement, Mr. Garcia was entitled to receive warrants from the Company for 1.5 million shares of stock, vesting over a one-year period, at an exercise price of $4.50 subject to certain conditions. Also as consideration for the loan, the Company released all options to purchase real estate that were then owned by Verde and leased to the Company. The Company also granted Verde the option to purchase, at book value, any or all properties currently owned by the Company, or acquired by the Company prior to the earlier of December 31, 2001, or the date the loan is repaid. Verde agreed to lease the properties back to the Company, on terms similar to our current leases, if it exercised its option to purchase any of the properties. The loan is secured by a portion of the finance receivables in the Company's securitization transactions but is subordinate to the senior secured loan facility. The loan requires quarterly interest payments at one-month LIBOR plus 600 basis points and is subject to pro rata reductions if certain conditions are met. An independent committee of the Company's board reviewed and negotiated the terms of this subordinated loan and the Company also received an opinion from an investment banker, which deemed the loan fair from a financial point of view both to the Company and its shareholders. As a result of the going private transaction, the warrants have been terminated. On April 1, 2002, Verde Investments transferred to Cygnet Capital Corporation ("CCC"), an affiliate of Verde and Mr. Ernest C. Garcia, the remaining $2.0 million balance of the $7.0 million note payable. All future principal reductions and interest payments will be made to CCC. As of June 30, 2002, the balance of the note due to CCC was $1.4 million.

     Pursuant to the option discussed above, in December 2001 Verde exercised its right to purchase from, and lease back to the Company, six properties having a net book value of approximately $6.7 million. This sale and leaseback transaction closed in January 2002. Verde assumed all of the obligations of the notes payable secured by the six properties. The Company has notified the lenders on these six properties that Verde assumed all of the obligations of the notes payable on these six properties; however, the Company has not been released as the borrower under the notes payable. The six properties were leased back to the Company on terms consistent with other sale-leasebacks, 15-year triple net leases, expiring December 2017.

     The Note Receivable - Related Party originated from the Company's December 1999 sale of its Cygnet Dealer Finance subsidiary to Cygnet Capital Corporation, an entity controlled by Mr. Garcia. The $12.0 million note from CCC has a 10-year term, with interest payable quarterly at 9%, due December 2009. The note is secured by the capital stock of CCC and guaranteed by Verde. The balance of this loan at June 30, 2002 was $12.0 million.

     On November 26, 2001, Mr. Garcia initiated a Tender Offer to purchase all of the outstanding shares of the Company's common stock, not owned by him, for $2.51 per share. On December 10, 2001, the Company entered into an Agreement and Plan of Merger with Mr. Garcia, Mr. Sullivan, and UDC Acquisition Corp. ("Acquisition"), a wholly owned subsidiary of UDC Holdings Corp. The Merger Agreement provided for Acquisition to amend the pending Tender Offer to purchase all of the outstanding shares of the Company by increasing the offer from $2.51 per share to $3.53 per share (the "Amended Tender Offer"). The Merger Agreement also provided for a second step merger (the "Merger") at the same price of $3.53 per share (the Amended Tender Offer and the Merger together are the "Transaction"). The Merger Agreement further provided that the Transaction could be consummated only if a majority of the minority shareholders of the Company, in the aggregate, tendered in the Amended Tender Offer or (if Acquisition did not own 90% or more of the shares after the Amended Tender Offer) voted in favor of the Merger. At that time, there were 4,771,749 shares of the Company's stock not held by the buyout group. The Transaction was entered into after review by a special transaction committee comprised of independent members of the board of directors. The committee and the board consulted with and obtained a fairness opinion from an investment banking firm, U.S. Bancorp Piper Jaffray. The special committee recommended the Transaction to the full board and the board recommended the Transaction to the shareholders of the Company. On December 14, 2001, Acquisition commenced the Amended Tender Offer. The Company's shareholders overwhelmingly supported the Amended Tender Offer, which closed on January 16, 2002. Shareholders tendered 3,806,800 shares of the Company's common stock representing approximately 79% of the minority shares. Upon completion of the Amended Tender Offer and Acquisition paying the tendering shareholders, Acquisition owned approximately 92% of the Company. Acquisition received its funding for these payments from UDC Holdings Corp. On March 4, 2002, Acquisition completed a short form merger with and into the Company. The Company was the surviving corporation in the short form merger. As of June 30, 2002, the Company has a receivable from UDC Holdings Corp. of approximately $1.7 million which is classified in Other Assets. Ray Fidel, Ugly Ducking Car Sales and Finance Corporation's executive vice president and chief operating officer, now holds a minority interest in UDC Holdings Corp., along with Mr. Sullivan. Mr. Garcia holds a majority interest in UDC Holdings Corp.

     In March and April of 2002, Cygnet Capital Corporation, a company affiliated with the Company's Chairman, Mr. Garcia, purchased on the open market $0.3 million face value of the Company's 2003 debentures and $1.7 million face value of the Company's 2007 debentures. As of May 1, 2002, Mr. Garcia, or entities affiliated with Mr. Garcia, own approximately $2.6 million face value of the Company's 2003 debentures and approximately $4.9 million face value of the Company's 2007 debentures.

     On April 1, 2002, the Company entered into an Aircraft Lease Agreement with Verde Investments, Inc. to lease a Raytheon Hawker 125-700A aircraft. The lease expires on March 31, 2003 and provides for monthly lease payments of $100,000 to Verde, plus an initial security deposit of $100,000. The Company is also responsible to pay all costs and expenses relating to the Aircraft and its operations. During the first six months of 2002, the Company paid $0.5 million to Verde for the aircraft lease and reimbursement of various travel costs and other expenses incurred by Verde on behalf of the Company.

     On June 30, 2002, Cygnet Capital Corporation, a company affiliated with the Company's Chairman and principal shareholder, Mr. Garcia, purchased from an unrelated party the entire $3.0 million outstanding balance of the Company's senior subordinated notes payable bearing interest at 15% per annum and with principal due February 2003. The senior subordinated notes have been modified to extend the principal maturity date to February 12, 2005 and to provide for earlier payment of principal out of the retained earnings of the Company, up to a maximum of $1.0 million per quarter, to the extent that the Company is in compliance with the covenant requirements of its various lenders.


Note 4.  Notes Payable

     Notes Payable, Portfolio
     A summary of Notes Payable, Portfolio at June 30, 2002 and December 31, 2001 follows ($ in thousands):

                                                                                     June 30,             December 31,
                                                                                       2002                   2001
                                                                                --------------------  --------------------
Revolving Facility for $100.0 million with Greenwich Capital Financial
     Products, Inc, secured by substantially all assets of the Company not
     otherwise pledged                                                             $       83,896        $       38,249
Class A obligations issued pursuant to the Company's securitization program, secured by underlying pools of finance receivables and investments held in trust totaling $446.6 million and $515.2 million at June 30, 2002 and
     December 31, 2001, respectively                                                      317,116               341,812
                                                                                --------------------  --------------------
     Subtotal                                                                             401,012               380,061
     Less:  Unamortized Loan Fees                                                           2,372                 2,756
                                                                                --------------------  --------------------
     Total                                                                            $   398,640           $   377,305
                                                                                ====================  ====================

     In March 2002, the Company renewed its revolving warehouse facility with Greenwich Capital Financial Products, Inc. for an additional 364-day term through March 2003. The facility allows for maximum borrowings of $100 million during the entire renewed term, as compared to $75 million during the period May 1, 2001, through November 30, 2001, increasing to $100 million during the period December 1, 2001 through April 30, 2002, under the initial term. In addition, the 65% cap on the advance rate was removed and the calculation of the warehouse advance relative to the net securitization advance was improved by 2%. The lender maintains an option to adjust the advance rate to reflect changes in market conditions or portfolio performance. The interest rate on the facility is one-month LIBOR plus 2.80% (4.64% as of June 30, 2002, and 4.72% as of December 31, 2001). The facility is secured with substantially all Company assets. At June 30, 2002, the Company was in compliance with all required covenants.

     Class A obligations have interest payable monthly at rates ranging from 3.4% to 8.3%. Monthly principal reductions on the Class A obligations approximate 71% of the principal reductions on the underlying pool of finance receivable loans.

    Other Notes Payable
    A summary of Other Notes Payable at June 30, 2002 and December 31, 2001 follows ($ in thousands):

                                                                                      June 30,           December 31,
                                                                                        2002                 2001
                                                                                 -------------------- --------------------
Senior note payable with certain lenders, secured by the capital stock of
    UDRC II, UDRC III, UDRC IV, and certain other receivables                          $    15,236          $    26,000
Revolving Facility for $36.0 million with Automotive Finance Corporation,
     secured by the Company's automobile inventory                                           8,681               20,963
Other notes payable bearing interest at rates ranging from 7.5% to 11%
     due through October 2015, secured by certain real
     property, and certain property and equipment                                            1,817                6,133
                                                                                 -------------------- --------------------
     Subtotal                                                                               25,734               53,096
     Less:  Unamortized Loan Fees                                                               44                  586
                                                                                 -------------------- --------------------
     Total                                                                             $    25,690          $    52,510
                                                                                 ==================== ====================

     The Company entered into a $35 million senior secured loan facility with certain lenders in January 2001. The facility has a term of 25 months. Pursuant to the credit agreement, the Company must make principal payments of $1.0 million per month during the period from April 2001 through September 2002. Thereafter through maturity, the credit agreement requires minimum payments of the greater of $3.0 million per month or 50% of the cash flows from classes of notes issued through securitization that are subordinate to the Class A bonds. Interest is payable monthly at one-month LIBOR plus 600 basis points (7.84 % as of June 30, 2002, and 7.90% as of December 31, 2001). The loan is secured by certain Finance Receivables. At June 30, 2002, the Company was in compliance with all required covenants.

     On August 31, 2001, the Company entered into a $36 million revolving inventory facility with Automotive Finance Corporation that expires in June of 2003. The borrowing base is calculated on advance rates on inventory purchased, ranging from 80% to 100% of the purchase price. The interest rate on the facility is Prime plus 6.0% (10.75% as of June 30, 2002, and 10.75% as of December 31, 2001). The facility is secured with the Company's automobile inventory. At June 30, 2002, the Company was in compliance with all required covenants.

    Subordinated Notes Payable
    A summary of Subordinated Notes Payable at June 30, 2002 and December 31, 2001 follows ($ in thousands):

                                                                                          June 30,          December 31,
                                                                                            2002                2001
                                                                                     ------------------- -------------------
$13.5 million senior subordinated notes payable to related parties, bearing interest at 15% per annum payable quarterly, principal balance due
      February 12, 2005 and is senior to subordinated debentures                           $     3,000         $     5,000
$17.5 million subordinated debentures, interest at 12% per annum
      (approximately 18.8% effective rate) payable semi-annually, principal
      balance due October 23, 2003                                                              13,839              13,839
$11.9 million subordinated debentures, interest at 11% per annum
      (approximately 19.7% effective rate) payable semi-annually, principal
      balance due April 15, 2007                                                                11,940              11,940
$7.0  million senior subordinated note payable to a related party, bearing interest at LIBOR plus 6% per annum payable quarterly, principal
      due December 2003                                                                          1,400               5,400
                                                                                     ------------------- -------------------
      Subtotal                                                                                  30,179              36,179
      Less:          Unamortized Discount - subordinated debentures                              4,366               4,920
                                                                                     ------------------- -------------------
      Total                                                                                $    25,813         $    31,259
                                                                                     =================== ===================

Note 5.  Stockholders' Equity

     On December 14, 2001, Acquisition commenced an amended tender offer to purchase all of the Company's outstanding shares of common stock not owned by Mr. Garcia, Mr. Sullivan or affiliated entities. As of March 4, 2002, the Company and Acquisition effected a statutory merger under Section 253 of the Delaware General Corporation Law. The Company was the surviving corporation in the merger, and following the merger UDC Holding Corp. held all of the outstanding shares of the common stock of the Company. As a result, the Company became a privately held company and its shares were deregistered under the Exchange Act. Therefore, no public trading market exists for its shares. The Company expects to continue to file certain reports under the Exchange Act due to the listing of certain debt securities listed on the American Stock Exchange. On May 31, 2002, UDC Holding Corp. conveyed all of the stock of UDC to DT Holdings Corp., a 100% owned subsidiary of UDC Holdings Corp.

     Shortly after the expiration of the Amended Tender Offer, the Company mailed to the shareholders who did not tender their shares a notice outlining the procedures they were required to follow if they wished to dissent from the merger and seek appraisal of their shares. Under Delaware law, these shareholders had 20 days from the date of the mailing of the notice to notify the Company of their intention to assert appraisal rights. If such notice is timely made, dissenting shareholders must file a petition for appraisal in the Delaware Court of Chancery within 120 days of the effective date of the Merger, or all appraisal rights will be lost and dissenters will only be entitled to the merger consideration of $3.53 per share. Two appraisal rights actions have been filed in Delaware requesting a valuation of the shareholders' UDC shares. The court now determines which shareholders are entitled to appraisal rights and appraises the shares of such shareholders. UDC Holdings has agreed to fund the payment of the final appraisal amount to dissenting shareholders. The only remaining outstanding shares of common stock of the Company are the 100 shares of common stock issued upon conversion of the shares of UDC Acquisition Corp. common stock. All of these shares are held by DT Holdings Corp., a 100% owned subsidiary of UDC Holdings Corp.


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

     A summary of operating activity by business segment for the three and six months ended June 30, 2002 and 2001 follows:

                                                        Retail        Portfolio       Corporate       Total
                                                  -------------- --------------- -------------- ----------------
Three months ended June 30, 2002:
Sales of Used Cars                                    $  120,247   $          -    $         -     $     120,247
Less: Cost of Cars Sold                                   71,337              -              -            71,337
    Provision for Credit Losses                           25,891          12,504             -            38,395
                                                 -------------- --------------- -------------- ----------------
                                                          23,019        (12,504)             -            10,515
Net Interest Income                                           -           29,488             -            29,488
                                                  -------------- --------------- -------------- ----------------
Income before Operating Expenses                          23,019          16,984             -            40,003
                                                  -------------- --------------- -------------- ----------------
Operating Expenses:
    Selling and Marketing                                  6,137              -              -             6,137
    General and Administrative                            12,996           7,095          5,470           25,561
    Depreciation and Amortization                          1,090             240            728            2,058
                                                  -------------- --------------- -------------- ----------------
                                                          20,223           7,335          6,198           33,756
                                                  -------------- --------------- -------------- ----------------
Operating Income (Loss) before Other Interest
Expense                                              $     2,796   $       9,649   $    (6,198)    $       6,247
                                                  ============== =============== ============== ================
Capital Expenditures                                 $       757   $         199   $      1,403    $       2,359
                                                  ============== =============== ============== ================
Identifiable Assets, Excluding Net Assets
      of Discontinued Operations                     $    66,545   $     551,064   $     27,342    $     644,951
                                                  ============== =============== ============== ================

                                                        Retail        Portfolio       Corporate         Total
                                                  -------------- --------------- -------------- ----------------
Three months ended June 30, 2001:
Sales of Used Cars                                   $   105,919   $          -    $         -     $     105,919
Less: Cost of Cars Sold                                   60,639              -              -            60,639
    Provision for Credit Losses                           21,898          10,312             -            32,210
                                                  -------------- --------------- -------------- ----------------

                                                          23,382        (10,312)             -            13,070
Net Interest Income                                           -           27,408             -            27,408
                                                  -------------- --------------- -------------- ----------------
Income before Operating Expenses                          23,382          17,096             -            40,478
                                                  -------------- --------------- -------------- ----------------
Operating Expenses:
    Selling and Marketing                                  6,235              -              -             6,235
    General and Administrative                            14,855           7,359          5,003           27,217
    Depreciation and Amortization                          1,363             232            840            2,435
                                                  -------------- --------------- -------------- ----------------
                                                          22,453           7,591          5,843           35,887
                                                  -------------- --------------- -------------- ----------------
Income (loss) before Other Interest Expense          $       929   $       9,505   $    (5,843)    $       4,591
                                                  ============== =============== ============== ================

Capital Expenditures                                 $     1,157   $         358   $      3,434    $       4,949
                                                  ============== =============== ============== ================
Identifiable Assets, Excluding Net Assets
      of Discontinued Operations                     $    79,837   $     538,393   $     56,986    $     675,216
                                                  ============== =============== ============== ================

                                                        Retail        Portfolio       Corporate         Total
                                                  -------------- --------------- -------------- ----------------
Six Months Ended June 30, 2002:
Sales of Used Cars                                   $   262,481   $          -    $         -     $     262,481
Less: Cost of Cars Sold                                  154,354              -              -           154,354
    Provision for Credit Losses                           55,948          27,814             -            83,762
                                                  -------------- --------------- -------------- ----------------
                                                          52,179        (27,814)             -            24,365
Net Interest Income                                           -           56,175             -            56,175
                                                  -------------- --------------- -------------- ----------------
Income before Operating Expenses                          52,179          28,361             -            80,540
                                                  -------------- ------------------------------ ----------------
Operating Expenses:
    Selling and Marketing                                 13,750              -              -            13,750
    General and Administrative                            26,445          13,637         11,261           51,343
    Depreciation and Amortization                          2,201             492          1,473            4,166
                                                  -------------- --------------- -------------- ----------------
                                                          42,396          14,129         12,734           69,259
                                                  -------------- --------------- -------------- ----------------
Income (loss) before Other Interest Expense          $     9,783   $      14,232   $   (12,734)    $      11,281
                                                  ============== =============== ============== ================

Capital Expenditures                                 $     1,204   $         294   $      2,270    $       3,768
                                                  ============== =============== ============== ================
Identifiable Assets, Excluding Net Assets
      of Discontinued Operations                     $    66,545   $     551,064   $     27,342    $     644,951
                                                  ============== =============== ============== ================

                                                        Retail        Portfolio       Corporate         Total
                                                  -------------- --------------- -------------- ----------------
Six Months Ended June 30, 2001:
Sales of Used Cars                                   $   236,105   $          -    $         -     $     236,105
Less: Cost of Cars Sold                                  133,480              -              -           133,480
    Provision for Credit Losses                           48,550          22,680             -            71,230
                                                  -------------- --------------- -------------- ----------------
                                                          54,075        (22,680)             -            31,395
Net Interest Income                                           -           52,603            130           52,733
                                                  -------------- --------------- -------------- ----------------
Income before Operating Expenses                          54,075          29,923            130           84,128
                                                  -------------- --------------- -------------- ----------------
Operating Expenses:
    Selling and Marketing                                 13,861              -              -            13,861
    General and Administrative                            29,513          15,367          9,775           54,655
    Depreciation and Amortization                          2,689             496          1,657            4,842
                                                  -------------- --------------- -------------- ----------------
                                                          46,063          15,863         11,432           73,358
                                                  -------------- --------------- -------------- ----------------
Income (loss) before Other Interest Expense          $     8,012   $      14,060   $   (11,302)    $      10,770
                                                  ============== =============== ============== ================

Capital Expenditures                                 $     3,244   $         587   $      4,291    $       8,122
                                                  ============== =============== ============== ================
Identifiable Assets, Excluding Net Assets
       of Discontinued Operations                    $    79,837   $     538,393   $     56,986    $     675,216
                                                  ============== =============== ============== ================

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

Note 9.  Recent Accounting Pronouncements

     The Company adopted the provisions of Statement No. 141 as of July 1, 2001, and Statement 142 effective January 1, 2002. Statement No. 141 required, upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. In conjunction with the adoption of Statement No. 142, the Company has allocated the entire goodwill balance to the Retail Operations Segment. During the second quarter of 2002, the Company finalized the required impairment tests of goodwill as of January 1, 2002. The Company does not have an impairment of goodwill as of the date of adoption. In addition, upon adoption, the Company discontinued amortizing goodwill. For the three and six months ended June 30, 2001, the Company had approximately $0.2 million and $0.5 million, respectively, in amortization expense. As of June 30, 2002, the Company has unamortized goodwill of approximately $11.6 million within the retail segment. (For further discussion on SFAS No. 141 and 142, see Management's Discussion and Analysis of Financial Condition- Recent Accounting Pronouncements.)

Note 10. Subsequent Events

     On July 16, 2002, the Company made a principal reduction payment of $0.2 million on the Subordinated Note Payable to Cygnet Capital Corp. reducing the outstanding balance to $1.2 million. On July 26, 2002, the Company paid off the remaining $1.2 million balance. For further discussion of this note payable, see Note (3) to Notes of Condensed Consolidated Financial Statements.

     On July 19, 2002, the Company renewed its senior secured loan facility with certain lenders. The loan facility was increased from a $35 million loan facility to $45 million. Interest is payable at one-month LIBOR plus 500 basis points, with a minimum LIBOR of 2.125%, and has a term of approximately 30 months. The loan discount at funding was 5% or $2.25 million and there are no prepayment penalties. The facility is secured by the Company's retained interests in the residuals from its securitization transactions.

     On July 30, 2002, the Company priced its 23rd securitization, 2002B, which is scheduled to close on August 15, 2002. If this securitization closes as expected it will consist of approximately $211.3 million in principal balances and the issuance of approximately $150.0 million in Class A bonds, including a pre-funded amount of approximately $27.5 million. The coupon rate on the Class A bonds is 2.99%, the initial deposit into the reserve account is 7.25% and the reserve account maximum is 11.5%, subject to adjustment upon the occurrence of specified Termination Events or Portfolio Performance Events. The Class A bonds will be insured by XL Capital Assurance, resulting in AAA by Standard and Poor's and Aaa by Moody's ratings.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

Introduction

     We operate the largest chain of buy-here pay-here used car dealerships in the United States. At June 30, 2002, we operated 76 dealerships located in eleven metropolitan areas in eight states. We have one primary line of business: to sell and finance quality used vehicles to customers within what is referred to as the sub-prime segment of the used car market. The sub-prime market is comprised of customers who typically have limited credit histories, low incomes or past credit problems. References to Ugly Duckling Corporation as the largest chain of buy-here pay-here used car dealerships in the United States is management's belief based upon the knowledge of the industry and not on any current independent third party study.

     On September 1, 2002, we intend to change the Company name from Ugly Duckling to DriveTime. The goal of the name change is to attract a higher volume of our better customers, reduce loan losses and improve profitability. After extensive name and brand development research, the name DriveTime was selected because it represented the new image and direction of the Company. Our vision for the Company is to be the auto dealership and finance company of choice for people with credit issues, large and small. DriveTime means Innovative Credit Solutions, Quality Vehicles, and Outstanding Customer Service.

   Consistent with our new name and the vision for the Company, we are making improvements to the way we do business and the product we provide to our customers. Some of the changes include:

     o    Inventory - a wider variety of higher quality, late model vehicles,
     o DriveCare - a standard 90-day, 3,000 mile limited warranty covering major mechanical items and air conditioning,
     o RateAdvantage - a new interest rate program offering lower rates depending on the customer's credit history and size of the down payment,
     o VIP Program - existing customers with good payment histories are eligible to finance their next vehicle with lower interest rates and down payments,
     o Customer Service - we are committed to provide a straight-forward, professional and friendly experience for our customers,
     o Advertising - a new aspirational advertising campaign is scheduled for launch on September 1st that targets customers with small and large credit problems, and
     o Facilities - all of our 76 dealerships are receiving a new facelift, including new signage, flooring, furniture, paint, wallpaper and awnings, totaling approximately $6.3 million.

     Our overall target customer population and our business model have not significantly changed. However, through risk management and analysis we have been able to credit grade our customer base and as part of DriveTime, we intend to shift the mix of our loans within our sub-prime target market toward those grades with lower loss rates. In addition, we have improved our inventory because we determined that historically our credit losses are lower for better vehicles across all our credit grades. The goals for DriveCare and RateAdvantage are to increase volume while at the same time reducing loan losses through lower vehicle repair costs and lower loan payment amounts for our customers.

     We believe the changes we are making in conjunction with the change to DriveTime will have long-term benefits to the Company, including enhancing volume, lowering credit losses and improving profitability. However, launching DriveTime may negatively impact earnings during the remainder of 2002 due to the write-off of certain property and equipment and other launch related expenses of approximately $0.5 million, plus depreciation on the estimated $6.3 million of dealership improvements. We estimate the overall impact on interest income related to lower rates offered under RateAdvantage and the VIP Program will be to lower the portfolio's weighted average contract APR by approximately 100 basis points.

   As a buy-here pay-here dealer, we offer the customer certain advantages over more traditional financing sources including:

     o    expanded credit  solutions,
     o    standard limited warranty on virtually every vehicle,
     o flexible payment terms, including structuring loan payment due dates as weekly or bi-weekly, often coinciding with the customer's payday, and
     o the ability to make payments in person at the dealerships. This is an important feature to many sub-prime borrowers who may not have checking accounts or are otherwise unable to make payments by the due date through use of the mail due to the timing of paydays.

     We distinguish our retail operations from those of typical buy-here pay-here dealers through our:

     o   dedication to customer service,
     o   larger and newer inventories of used cars,
     o   advertising and marketing programs,
     o   upgraded facilities, and
     o   network of multiple locations,
     o   centralized purchasing.


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

     In the following discussion and analysis, we explain the results of operations and general financial condition of Ugly Duckling Corporation and its subsidiaries. In particular, we analyze and explain the changes in the results of operations of our business segments for the three and six months ended June 30, 2002 and 2001. All amounts are presented in thousands except per unit and per car data, unless otherwise noted.

During the second quarter of 2002 we:

     o Increased revenues to $156.0 million, an 11% increase over the second quarter of 2001,
     o Closed our 22nd Securitization with loan principal balances of approximately $170.4 million and Class A bonds issued of $121.0 million,
     o Obtained a commitment from XL Capital Assurance to replace MBIA as the insurer for future securitizations,
     o Determined that an error was made in the calculation of triggers related to the 2000B, 2000C and 2001A securitization trusts and that no Termination Events had in fact been triggered for these trusts in prior periods, resulting in the release of $13.0 million of trapped cash to the Company in June 2002,
     o Launched the RateAdvantage interest rate program in our Phoenix, Los Angeles, Richmond, and Atlanta markets - that offers lower rates depending on the customer's credit history and size of the down payment,
     o Launched the DriveCare limited warranty program, in our Phoenix market, that offers a 90-day, 3,000 mile, limited warranty on major mechanical items and air conditioning,
     o Continued to make improvements to our business model, repositioning the Company to focus on providing our customers with innovative credit solutions, quality vehicles, and outstanding customer service,
     o Began preparations for changing the Company's name and logo from Ugly Duckling Corporation to DriveTime effective on September 1, 2002, and
     o Formulated a $6.3 million plan for refurbishing all 76 existing dealerships prior to the official launch of DriveTime on September 1, 2002.


Selected Consolidated Financial Data                                    At or For the Three Months Ended,
                                                    -----------------------------------------------------------------------------
($ in thousands, except per car sold amounts)         June 30,    March 31,      Dec 31,      Sept 30,     June 30,    March 31,
Operating Data:                                         2002         2002         2001          2001         2001         2001
                                                    ----------  -----------   ----------    ----------   ----------   -----------
Total Revenues                                      $  155,986  $   175,064   $  121,292    $  145,237   $  140,819    $  164,030
Sales of Used Cars                                  $  120,247  $   142,234   $   88,018    $  110,237   $  105,919    $  130,186
Earnings before Interest, Taxes, Depr. & Amort.     $   14,556  $    13,285   $    5,423    $      969   $   14,518    $   17,105
E-Commerce Revenue as Percent of Sales of Used Cars      14.1%        13.8%        13.8%         14.2%        14.4%         11.6%
Number Dealerships in Operation                             76           76           76            76           77            77
Average Sales per Dealership per Month                      53           67           41            52           50            64
Number of Used Cars Sold                                12,068       15,300        9,353        11,907       11,607        14,851
Sales Price - Per Car Sold                          $    9,964  $     9,296   $    9,411    $    9,258   $    9,125    $    8,766
Cost of Sales - Per Car Sold                        $    5,911  $     5,426   $    5,549    $    5,259   $    5,224    $    4,905
Gross Margin - Per Car Sold                         $    4,053  $     3,870   $    3,862    $    3,999   $    3,901    $    3,861
Provision - Per Car Sold                            $    3,182  $     2,965   $    3,324    $    4,095   $    2,775    $    2,627
Total Operating Expense - Per Car Sold              $    2,797  $     2,320   $    3,765    $    2,959   $    3,092    $    2,523
Total Operating Income (Loss) - Per Car Sold        $      518  $       329   $    (413)    $    (744)   $      396    $      416
Total Operating Income (Loss)                       $    6,247  $     5,034   $  (3,865)    $  (8,859)   $    4,591    $    6,179
Earnings before Income Taxes                        $    3,919  $     2,728   $  (6,392)    $ (11,554)   $    1,729    $    3,088
Cost of Used Cars as Percent of Sales                    59.3%        58.4%        59.0%         56.8%        57.3%         56.0%
Gross Margin as Percent of Sales                         40.7%        41.6%        41.0%         43.2%        42.7%         44.0%
Provision - % of Originations                            32.2%        32.3%        35.5%         44.7%        31.1%         31.0%
Total Operating Expense - % of Total Revenues            21.6%        20.3%        29.0%         24.3%        25.5%         22.8%
Segment Operating Expense Data:
Retail Operating Expense - Per Car Sold             $    1,676  $     1,449   $    1,932    $    1,795   $    1,934    $    1,590
Retail Operating Expense-% of Used Car Sales             16.8%        15.6%        20.5%         19.4%        21.2%         18.1%
Corporate/Other Expense - Per Car Sold              $      514  $       427   $      828    $      532   $      503    $      376
Corporate/Other Expense - % of Total Revenue              4.0%         3.7%         6.4%          4.4%         4.1%          3.4%
Portfolio Exp. Annualized -
       % of End of Period Principal Balance               5.2%         5.0%         7.3%          5.6%         5.8%          6.2%
Balance Sheet Data:
Finance Receivables, net                            $  531,928  $   514,329   $  495,254    $  501,048   $  544,585    $  522,893
Inventory                                           $   38,148  $    39,471   $   58,618    $   47,414   $   40,772    $   43,434
Total Assets                                        $  644,951  $   637,396   $  647,657    $  657,740   $  678,950    $  659,470
Portfolio Notes Payable                             $  398,640  $   381,208   $  377,305    $  386,572   $  415,877    $  390,615
Other Notes Payable                                 $   25,690  $    29,753   $   52,510    $   41,646   $   42,495    $   39,444
Subordinated Notes Payable                          $   25,813  $    28,130   $   31,259    $   32,600   $   34,951    $   40,807
Total Debt                                          $  450,143  $   439,091   $  461,074    $  460,818   $  493,323    $  470,866
Total Stockholders' Equity                          $  148,990  $   146,859   $  145,483    $  151,550   $  158,604    $  157,222
Total Debt to Equity                                       3.0          3.0          3.2           3.0          3.1           3.0
Loan Portfolio Data:
Interest Income                                     $   35,739  $    32,830   $   33,274    $   35,000   $   34,900    $   33,844
Average Yield on Portfolio                               26.6%        25.9%        25.8%         26.5%        26.7%         26.3%
Portfolio Interest Expense                               6,251        6,143        6,957         7,489        7,492         8,519
Average Borrowing Cost                                    7.1%         7.0%         7.5%          8.0%         8.3%          8.9%
Principal Balances Originated                       $  119,389  $   140,455   $   87,452    $  109,139   $  103,615    $  126,015
Principal Balances Originated as % of Sales              99.3%        98.7%        99.4%         99.0%        97.8%         96.8%
Number of Loans Originated                              12,016       15,225        9,283        11,844       11,558        14,776
Average Original Amount Financed                    $    9,936  $     9,225   $    9,421    $    9,215   $    8,965     $   8,528
Number of Loans Originated as % of Units Sold            99.6%        99.5%        99.3%         99.5%        99.6%         99.5%
Portfolio Delinquencies:
     Current                                             70.3%        72.4%        64.5%         67.4%        70.2%         73.0%
     1 to 30 days                                        23.1%        21.9%        26.2%         24.0%        23.0%         21.2%
     31 to 60 days                                        3.9%         3.3%         5.6%          5.3%         4.1%          3.3%
     Over 60 days                                         2.7%         2.4%         3.7%          3.3%         2.7%          2.5%
Principal Outstanding                               $  565,382  $   543,842   $  514,699    $  537,946   $  534,766    $  535,039
Number of Loans Outstanding                             86,037       84,821       82,254        85,961       86,446        87,033

Sales of Used  Cars and Cost of Used Cars Sold

                                     Three Months Ended                                 Six Month Ended
                                          June 30,                                          June 30,
                                ------------------------------    Percentage    ------------------------------   Percentage
                                     2002           2001            Change           2002           2001           Change
                                ------------------------------  --------------- ------------------------------ ---------------

Number of Used Cars Sold               12,068         11,607             4.0%          27,368           26,458          3.4%
                                ==============================                  ==============================
Sales of Used Cars              $     120,247  $       105,919          13.5%     $   262,481     $    236,105         11.2%
Cost of Used Cars Sold                 71,337           60,639          17.6%         154,354          133,480         15.6%
                                ------------------------------                  ------------------------------
Gross Margin                    $      48,910  $        45,280           8.0%     $   108,127     $    102,625          5.4%
                                ==============================                  ==============================

Gross Margin %                          40.7%           42.7%                           41.2%            43.5%

Per Car Sold:
Sales                           $       9,964  $         9,125           9.2%     $     9,591     $      8,924          7.5%
Cost of Used Cars Sold                  5,911            5,224          13.2%           5,640            5,045         11.8%
                                ------------------------------                  ------------------------------
Gross Margin                    $       4,053  $         3,901           3.9%     $     3,951     $      3,879          1.9%
                                ==============================                  ==============================

     For the three and six months ended June 30, 2002, the number of cars sold increased 4.0% and 3.4%, respectively, over the same periods of the prior year. Revenues from Sales of Used Cars increased 13.5% and 11.2% for the three and six months ended June 30, 2002, respectively, compared to the same periods of 2001. Through our analysis of the primary factors that influence loan performance, we determined that a higher cost and better quality vehicle positively affects the gross loan loss rate across all credit grades. We made a decision to upgrade the quality of our vehicle inventory throughout 2001 and have continued to increase the quality of our vehicles in the six months ended June 30, 2002. As a result, the total Sales of Used Cars, total Cost of Used Cars Sold, the average sales price, and the average cost of used cars sold increased. The average sales price increased 9.2% and the cost of a vehicle increased 13.2% compared to the second quarter of 2001. The average dollar gross margin per car had a 3.9% increase between periods. We calculate our vehicle sales price using a gross fixed dollar margin and not as a percentage of cost; therefore, when we increased the quality and related cost of vehicles, the margin decreased from 42.7% to 40.7%.

     Our Internet site continues to be a valuable tool generating a steady flow of credit applications, which lead to the closing of sales at our dealerships. We accept credit applications from potential customers via our website, located at www.uglyduckling.com and www.duckloans.com. Our employees review the credit applications received over the web, and then contact the customers and schedule appointments at our dealerships. During the second quarter of 2002, applications received via our internet site generated 1,712 cars sold and $16.9 million in revenue, up from 1,686 cars sold and $15.2 million in revenue during the same period of the prior year. For the six months ended June 30, 2002, Internet applications generated 3,816 cars sold and $36.6 million in revenue, up from 3,459 cars sold and $30.2 million in revenue for the same period 2001.

     We finance substantially all of our used car sales. The percentage of used cars sold financed has remained constant for the three and six months ended June 30, 2002 versus the comparable periods of 2001. We have experienced an increase in the percentage of sales revenue financed because of a slight decrease in the average down payment as a percentage of the sales price. We determine down payment based upon credit grade of customer, and not based on the sales price of the car sold; therefore, as the average sales price of cars increase due to our focus on better quality cars, the amount financed as a percentage of revenue has correspondingly increased. The following table indicates the percentage of sales units and revenue financed:

                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                             ----------------------------- -------------------------------
                                                 2002           2001            2002           2001
                                             ----------------------------- -------------------------------
Percentage of used cars sold financed              99.6%          99.6%            99.5%           99.5%
                                             ============================= ===============================
Percentage of sales revenue financed               99.3%          97.8%            99.0%           97.3%
                                             ============================= ===============================

Provision for Credit Losses

    The following is a summary of the Provision for Credit Losses:

                                       Three Months Ended                              Six Months Ended
                                           June 30,                                       June 30,
                                 ------------------------------   Percentage    ------------------------------   Percentage
                                      2002           2001           Change           2002           2001           Change
                                 ------------------------------ --------------- ------------------------------ ---------------
Provision for Credit Losses      $       38,395     $    32,210         19.2%   $        83,762   $     71,230         17.6%
                                 ==============================                 ==============================
Provision per loan originated    $        3,195     $     2,787         14.6%   $         3,075   $      2,705         13.7%
                                 ==============================                 ==============================
Provision as a percentage of
  principal balances originated           32.2%           31.1%                           32.2%          31.0%
                                 ==============================                 ==============================


     The Provision for Credit Losses increased for the three and six months ended June 30, 2002 over the same periods of the prior year. Company policy is to maintain an Allowance for Credit Losses ("Allowance") for all loans in its portfolio to cover estimated net charge-offs for the next 12 months. The Company began to improve the underlying credit quality mix of its originations due to improved credit standards and the introduction of loan grading in 2001. As a result, 2001 and 2002 originations are performing better to date than loans originated in prior periods. Offsetting these improvements are the effects of the recession and the performance of loans originated prior to 2001 that do not have the benefit of the new higher credit standards and are emerging at loss levels higher than previously estimated. In addition, the amount financed per loan originated increased from $8,965 to $9,936 for the three months ended June 30, 2001 and 2002, respectively. The net result is an increase in the Provision for Credit Losses both in total dollars and as a percentage of the amount financed in the three and six months ended June 30, 2002.

     See "Static Pool Analysis" below for further Provision for Credit Loss discussion.

Net Interest Income

                                 Three Months Ended                            Six Months Ended
                                      June 30,                                     June 30,
                            -----------------------------    Percentage   ---------------------------  Percentage
                                 2002          2001           Change          2002          2001         Change
                            ----------------------------- --------------- --------------------------- -------------


Interest Income             $    35,739      $     34,900          2.4%   $      68,569  $     68,744      (0.3%)
Portfolio Interest Expense      (6,251)           (7,492)       (16.6%)        (12,394)      (16,011)     (22.6%)
                            -----------------------------                 ---------------------------
Net Interest Income         $    29,488      $     27,408          7.6%   $      56,175  $     52,733        6.5%
                            =============================                 ===========================

Average Effective Yield           26.6%             26.7%                         26.3%         26.5%
                            =============================                 ===========================
Average Borrowing Cost             7.1%              8.3%                          7.0%          8.6%
                            =============================                 ===========================

     Interest Income consists primarily of interest on finance receivable principal balances, plus interest income from investments held in trust. The increase in Net Interest Income is mostly attributable to an increase in the average principal balances to $554.1 million and $540.7 million for the three and six months ended June 30, 2002, respectively, versus $535.2 million and $531.0 million for the same periods of 2001. The average effective yield on finance receivables remained fairly constant at 26.6% and 26.7% for the three months ended June 30, 2002 and 2001, respectively, and 26.3% and 26.5% for the six months ended June 30, 2002 and 2001, respectively. We experienced a decrease in interest earned on investments held in trust from $0.8 million and $1.8 million for the three and six months ended June 30, 2001, respectively, to $0.4 million and $0.7 million for the three and six months ended June 30, 2002, respectively. This decrease was primarily related to lower money market rates during the six months of 2002.

     Portfolio interest expense consists primarily of interest on our revolving warehouse facility and the Class A obligations issued in our securitization transactions from the collateralized borrowings on the portfolio. Portfolio interest expense was $6.3 million and $12.4 million for the three and six months ended June 30, 2002, respectively, a decrease from $7.5 million and $16.0 million for the same periods of the previous year. The decrease is due to lower borrowing costs as a result of a decline in our benchmark interest rates, and due to borrowing less under the combination of the warehouse line and securitizations as a result of securing the inventory line in August of 2001, which is included in other interest expense.

Income before Operating Expenses

     Income before Operating Expenses remained relatively constant with a slight decrease to $40.0 million for the three months ended June 30, 2002, as compared to $40.5 million for the three months ended June 30, 2001. Income before Operating Expenses decreased 4.3% to $80.5 million for the six months ended June 30, 2002 versus $84.1 million for the same period 2001. The decreases in Income before Operating Expenses resulted from an increase in the amount charged to current operations for the provision for credit losses, partially offset by an increase in used cars sold and an increase in net interest income primarily due to an increase in the average principal balances and a decrease in portfolio interest expense.

Operating Expenses

                                  Three Months                               Six Months Ended
                                    June 30,                                     June 30,
                          -----------------------------  Percentage    -----------------------------   Percentage
                               2002          2001          Change           2002          2001           Change
                          ----------------------------- -------------- -----------------------------  --------------

Operating Expenses        $    33,756      $     35,887       (5.9%)   $    69,259      $     73,358        (5.6%)
                          =============================                =============================

Per Car Sold                    2,797             3,092       (9.5%)   $     2,531      $      2,773        (8.7%)
                          =============================                =============================

As % of Total Revenue           21.6%             25.5%                      20.9%             24.1%
                          =============================                =============================

     Operating expenses, which consist of selling, marketing, general and administrative and depreciation/amortization expenses, decreased quarter over quarter and as a percentage of total revenues. The decrease in operating expenses in 2002 was primarily due to numerous cost savings initiatives taken during 2001, including consolidating collection and loan servicing centers by closing two of our four centralized facilities and completing a reduction in work force of primarily corporate staff in the fourth quarter of 2001. In January of 2002, we incurred a $0.8 million charge related to a second reduction in work force to save an additional $1.7 million per annum in salary, wages and benefits.

Other Interest Expense

     Other Interest Expense, which consists of interest on Other Notes Payable and Subordinated Notes Payable, totaled $2.3 million and $4.6 million for the three and six months ended June 30, 2002, respectively, versus $2.9 million and $6.0 million for the comparable periods of the prior year. The average outstanding balance for Other Notes Payable was $35.4 million and $40.2 million for the three and six months ended June 30, 2002, respectively, and $42.2 million and $37.8 million for the comparable periods of 2001. The changes to Other Notes Payable is primarily attributable to borrowings under the revolving inventory facility, partially offset by scheduled principal reductions made on the senior secured loan facility and a reduction in mortgage interest related to the sale of certain dealerships to Verde Investments in January 2002. The monthly average outstanding balance of Subordinated Notes Payable was $27.0 million and $28.0 million for the three and six months ended June 30, 2002, respectively, and $38.5 million and $39.9 million for the comparable periods of 2001. The decrease related primarily to scheduled principal reductions on the senior subordinated note payable, the repurchase in June 2001 of $3.6 million in principal of the subordinated debentures due in 2003 and a $5.6 million reduction in the subordinated debt payable to affiliated companies. See Note (4) of the Notes to the Condensed Consolidated Financial Statements for further discussion.

Income Taxes

     Income taxes totaled $1.8 million and $3.1 million for the three and six months ended June 30, 2002, versus $0.7 million and $2.0 million for the same periods in 2001. Our effective tax rate was 41% for the three and six months ended June 30, 2002 and 2001. In addition, the income taxes for the three and six months ended June 30, 2002, include approximately $0.2 and $0.4 million charge for a change in estimate for tax deficiencies.

Net Earnings

     Net Earnings totaled $2.1 million and $3.5 million or the three and six months ended June 30, 2002, respectively, as compared with $1.4 million and $3.2 million for the three and six months ended June 30, 2001, respectively. The increase was due primarily to an increase in the number of vehicles sold, an increase in net interest income due primarily to a reduction in portfolio interest expense, and a decrease in operating expenses due to numerous cost savings initiatives, partially offset by the increase in provision for loan losses.

Business Segment Information

     We report our operations based on three operating segments. These segments are reported as Retail, Portfolio and Corporate Operations. See Note (6) to the Condensed Consolidated Financial Statements.

     Operating Expenses for our business segments, along with a description of the included activities, for the three and six months ended June 30, 2002 and 2001 are as follows:

     Retail Operations. Operating expenses for our Retail segment consist of Company marketing efforts, maintenance and development of dealership and inspection center sites, and direct management of used car purchases, reconditioning and sales activities. A summary of retail operating expenses follows ($ in thousands, except per car sold amounts):

                                               Three Months Ended                             Six Months Ended
                                                    June 30,                                      June 30,
                                         -------------------------------       %       -------------------------------      %
                                               2002           2001          Change          2002            2001          Change
                                         ------------------------------- ------------- ---------------  -------------- -------------
     Retail Operations:
       Selling and Marketing             $      6,137       $      6,235        (1.6%) $        13,750  $       13,861      (0.8%)
       General and Administrative              12,996             14,855       (12.5%)          26,445          29,513     (10.4%)
       Depreciation and Amortization            1,090              1,363       (20.0%)           2,201           2,689     (18.1%)
                                         -------------------------------               ---------------  --------------
            Retail Expense               $     20,223       $     22,453        (9.9%) $        42,396  $       46,063      (8.0%)
                                         ===============================               ===============  ==============
   Per Car Sold:
       Selling and Marketing             $        509       $        537        (5.3%) $           502  $          524      (4.1%)
       General and Administrative               1,077              1,280        (5.9%)             966           1,115     (13.4%)
       Depreciation and Amortization               90                117       (23.1%)              80             102     (21.6%)
                                         -------------------------------               ---------------  --------------
            Total                        $      1,676       $      1,934       (13.3%) $         1,548  $        1,741     (11.1%)
                                         ===============================               ===============  ==============

   As % of Sales of Used Cars:
       Selling and Marketing                     5.1%               5.9%                          5.2%            5.9%
       General and Administrative               10.8%              14.0%                         10.1%           12.5%
       Depreciation and Amortization             0.9%               1.3%                          0.8%            1.1%
                                         -------------------------------               ---------------  --------------
            Total                               16.8%              21.2%                         16.1%           19.5%
                                         ===============================               ===============  ==============

     Total Selling and Marketing expenses remained fairly constant quarter over quarter; however, due to an increase in the number of cars sold, these expenses decreased slightly on a per car sold basis. Selling and Marketing decreased as a percentage of sales of used cars due to the increase in the number of cars sold combined with an increase in sales price per vehicle. Based on current estimates, we believe that with the launch of the new DriveTime advertising campaign in the 3rd quarter of 2002, Selling and Marketing Expenses will remain fairly consistent with the first six months of 2002.

     General and Administrative expenses decreased in total dollars, on a per car sold basis and as a percentage of sales of used cars for the three and six months ended June 30, 2002, principally due to a reduction in work force and other general cost saving initiatives.

     Depreciation and Amortization expenses decreased in total dollars, on a per car sold basis and as a percentage of cars revenue for the three and six months ended June 30, 2002, primarily due to discontinuation of depreciation on $3.8 million original cost of buildings as a result of the sale of the six properties to Verde investments and the discontinuation of goodwill amortization in 2002 upon the adoption of SFAS No. 142. See Note (3) of the Notes to Condensed Consolidated Financial Statements for further discussion.

     Portfolio Operations. Operating expenses for our Portfolio segment consist of loan servicing and collection efforts, securitization activities, and other operations pertaining directly to the administration and collection of the loan portfolio. A summary of portfolio operating expenses follows ($ in thousands, except expense per month per loan serviced):

                                                        Three Months Ended                         Six Months Ended
                                                             June 30,                                  June 30,
                                                    ----------------------------       %       --------------------------     %
                                                        2002          2001          Change         2002         2001        Change
                                                    ----------------------------  ------------ -------------------------------------
     Portfolio Expense:
       General and Administrative                   $       7,095   $      7,359      (3.6%)   $     13,637   $    15,367    (11.3%)
       Depreciation and Amortization                          240            232        3.4%            492           496     (0.8%)
                                                    ----------------------------               --------------------------
          Portfolio Expense                         $       7,335   $      7,591      (3.4%)   $     14,129   $    15,863    (10.9%)
                                                    ============================               ==========================

   Average Expense per Month per Loan Serviced      $       28.55   $      29.25               $      27.79   $     30.37
                                                    ============================               ==========================
   Annualized Expense as % of End of Period
       Principal Balances                                    5.2%           5.8%                       5.0%          6.0%
                                                    ============================               ==========================

     The decrease in portfolio expenses and in the expense per month per loan serviced for the three and six months ended June 30, 2002, compared to the same periods in 2001, is primarily a result of efficiencies gained with the closing of the collection and loan administration facilities in Florida and Texas during the first quarter of 2001 and other general cost saving initiatives. The six months ended June 30, 2001, include a $0.6 million restructuring charge related to the closure of those facilities.

     Corporate Operations. Operating expenses for our Corporate segment consist of costs to provide managerial oversight and reporting for the Company, develop and implement policies and procedures, and provide expertise to the Company in areas such as finance, legal, human resources and information technology. A summary of corporate expenses follows ($ in thousands, except per car sold amounts):

                                          Three Months Ended                                Six Months Ended
                                               June 30,                                         June 30,
                                    --------------------------------       %         --------------------------------        %
                                         2002             2001           Change           2002             2001           Change
                                    ---------------  ---------------  -----------   ----------------  ---------------  -------------
  Corporate Expense:
    General and Administrative      $         5,470  $         5,003         9.3%   $         11,261  $         9,775          15.2%
    Depreciation and Amortization               728              840      (13.3%)              1,473            1,657        (11.1%)
                                    ---------------  ---------------                ----------------  ---------------
       Corporate Expense            $         6,198  $         5,843         6.1%   $         12,734  $        11,432          11.4%
                                    ---------------  ---------------                ----------------  ---------------

Per Car Sold                        $           514  $           503                $            465  $           432
                                    ===============  ===============                ================  ===============
As % of Total Revenues                         4.0%             4.1%                            3.8%             3.8%
                                    ===============  ===============                ================  ===============

     Corporate operating expenses as a percent of total revenue remained relatively consistent for the three and six months ended June 30, 2002, versus the same periods of 2001. However, corporate expenses increased in total and on a per car sold basis, as compared to the same periods of the previous year, primarily due to the $0.8 million restructuring charge in January 2002 as result of the second reduction in work force, plus during the first six months of 2002, the Company paid $.5 million to Verde for the aircraft lease and reimbursement of various travel costs and other expenses incurred by Verde on behalf of the Company. See Note (3) to the Condensed Consolidated Financial Statements.

Financial Position

     The following table represents key components of our financial position ($ in thousands):

                                                June 30,       December 31,          %
                                                  2002             2001           Change
                                            ----------------- ---------------  --------------
Total Assets                                $       644,951   $      647,657           (0.4%)

Finance Receivables, Net                            531,928          495,254             7.4%
Inventory                                            38,148           58,618          (34.9%)
Property and Equipment, Net                          30,331           37,739          (19.6%)
Net Assets of Discontinued Operations                    -             3,899         (100.0%)


Total Debt                                          450,143          461,074           (2.4%)
Notes Payable - Portfolio                           398,640          377,305             5.7%
Other Notes Payable                                  25,690           52,510          (51.1%)
Subordinated Notes Payable                           25,813           31,259          (17.4%)
Stockholders' Equity                        $       148,990   $      145,483             2.4%

     Total Assets. Total assets have remained relatively constant as the decrease in Inventory and in Net Property and Equipment was partially offset by the increase in Finance Receivables, net.

     Inventory. Inventory represents the acquisition and reconditioning costs of used cars located at our dealerships and our inspection centers. The change in inventory from December 31, 2001, to June 30, 2002, is due to management's decision to increase inventory levels at the end of the year in preparation for the strong seasonal sale periods during the first and second quarters of the year. We have implemented changes to our inventory acquisition strategy to focus on auctions and to limit purchases from wholesalers. We believe this will help enable us to achieve our goal of purchasing higher quality inventory at better prices. For the three months ended June 30, 2002, we acquired our used car inventory from three sources: 80% from auctions, 15% from wholesalers and 5% from new car dealerships.

     Property and Equipment, Net. Net Property and Equipment decreased from December 31, 2001, to June 30, 2002, by $7.4 million. The decrease was primarily related to the January 2002 sale and leaseback of six dealerships, with a net book value of $6.7 million, to Verde Investments, Inc. pursuant to the option agreement granted in 2001, as partial consideration for the $7.0 million subordinated loan made by Verde Investments, Inc. See Note (3) to the Condensed Consolidated Financial Statements.

     Finance Receivables, Net. Net Finance Receivables grew by $36.7 million or 7.4% during the six months ended June 30, 2002. New originations for this period exceeded the portfolio runoff, consisting of regular principal payments, payoffs and charge-offs, by $50.7 million. Partially offsetting the growth in loan principal balances was the $14.3 million increase in the Allowance for Credit Losses. See Note (2) to the Condensed Consolidated Financial Statements for the detail components of Finance Receivables, net.

     The following table reflects activity in the Allowance for Credit Losses, as well as information regarding charge-off activity, for the three and six months ended June 30, 2002 and 2001 ($ in thousands):

                                                Three Months Ended                    Six Months Ended
                                                     June 30,                             June 30,
                                        ------------------------------------ -------------------------------------
                                              2002               2001              2002               2001
                                        ------------------ ----------------- ------------------ ------------------
Allowance Activity:
Balance, Beginning of Period            $        107,600   $        102,000  $        101,900   $          99,700
Provision for Credit Losses                       38,395             32,210            83,762              71,230
Other Allowance Activity                              -                (48)                -                  (6)
Net Charge Offs                                 (29,795)           (32,573)          (69,462)            (69,335)
                                        ------------------ ----------------- ------------------ -----------------
Balance, End of Period                  $        116,200   $        101,589  $        116,200   $         101,589
                                        ================== ================= ================== =================

Charge off Activity:
Principal Balances                      $       (36,029)           (41,605)  $       (83,060)   $        (88,761)
Recoveries, Net                                    6,234              9,032            13,598              19,426
                                        ------------------ ----------------- ------------------ -----------------
Net Charge Offs                         $       (29,795)   $       (32,573)  $       (69,462)   $        (69,335)
                                        ================== ================= ================== =================

     The Allowance for Credit Losses was $116.2 million as of June 30, 2002, compared to $101.6 million as of June 30, 2001. Of the $14.6 million increase in the allowance for credit losses, $5.8 million related to the increase in loan principal balance from $534.8 million as of June 30, 2001, to $565.4 million as of June 30, 2002. The remainder of the increase related primarily to originations prior to 2001, that are emerging at higher loss levels than previously estimated and due to the effects of the recession. Offsetting these higher loss rates on older originations are new originations since the 1st quarter of 2001, that are performing better than prior years due to the implementation of higher credit standards. The Allowance as a percentage of loan principal is 20.6% as of June 30, 2002, up from 19.8% as of December 31, 2001, and 19.0% as of June 30, 2001.

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

     Notes Payable - Portfolio. Notes Payable - Portfolio consists of our warehouse line and securitizations. The amount outstanding under the warehouse line increased by $45.6 million during the six months ended June 30, 2002. The increase was used to fund new originations during the second quarter of 2002, pending the 2002B securitization of these loans, which is scheduled to close on August 15, 2002. The amount of obligations outstanding pursuant to the Company's securitization program decreased $24.7 million in the six months ended June 30, 2002, primarily due to the timing of the securitizations. Only one new securitization, 2002A, was completed during the six months ended June 30, 2002, combined with normal runoff of the portfolio and the repurchase of the 1999C trust by the Company.

     Other Notes Payable - The decrease in Other Notes Payable was primarily due to a pay down on the senior note payable of $10.8 million and a decrease in the inventory line of $12.3 million. In addition, on January 4, 2002, Verde Investments, Inc. ("Verde"), an affiliate of Mr. Ernest Garcia II, the Company's chairman, purchased six properties located in Texas, Virginia, and California, and simultaneously leased the properties to the Company on terms similar to the Company's current leases, 15 year triple net leases, expiring December 2017. In conjunction with this sale, Verde assumed responsibility for payments on approximately $4.1 million of principal mortgage balances. However, the Company guarantees these loans with the lenders. For further discussion, see Notes (3) and (4) of Notes to the Condensed Consolidated Financial Statements.

     Subordinated Notes Payable - The decrease in Subordinated Notes Payable was primarily due to the scheduled $2.0 million pay down of the senior subordinated notes payable during the second quarter of 2002 and a $4 million pay down on the $7.0 million subordinated note payable, which was reduced from $5.4 million outstanding at December 31, 2001, to $1.4 million outstanding at June 30, 2002. On April 1, 2002, Verde Investments transferred to Cygnet Capital Corporation ("CCC"), an affiliate of Verde and Mr. Ernest C. Garcia, the remaining balance of the $7.0 million note payable. On May 31, 2002, CCC purchased from an unrelated party the entire outstanding balance of the Company's senior subordinated notes payable. The outstanding balance of the senior subordinated notes payable is $3.0 million at June 30, 2002. See Notes (3) and (4) of the Notes to the Condensed Consolidated Financial Statements.


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

     The following table sets forth as of July 31, 2002, the cumulative net charge-offs as a percentage of original loan cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customers before charge-off. The table also shows the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).


                                         Pool's Cumulative Net Losses as Percentage of Pool's Original
                                                        Aggregate Principal Balance
                                                              ($ in thousands)

                                        Monthly Payments Completed by Customer Before Charge-Off
                       Orig.           0          3           6          12          18         24         TLI       Reduced
                       -----           -          -           -          --          --         --         ---       -------
   1993              $  12,984        8.8%      21.4%       27.6%       32.8%       34.8%      35.3%       36.8%      100.0%
   1994              $  23,589        5.3%      14.6%       19.6%       25.2%       27.5%      28.2%       28.8%      100.0%
   1995              $  36,569        1.9%       8.1%       13.1%       19.0%       22.1%      23.4%       24.1%      100.0%
   1996              $  48,996        1.5%       8.1%       13.9%       22.1%       26.2%      27.9%       28.9%      100.0%
   1997
   1st Quarter       $  16,279        2.1%      10.7%       18.2%       24.8%       29.8%      32.0%       33.5%      100.0%
   2nd Quarter       $  25,875        1.5%       9.9%       15.8%       22.7%       27.3%      29.4%       30.6%      100.0%
   3rd Quarter       $  32,147        1.4%       8.3%       13.2%       22.4%       26.9%      29.1%       30.6%      100.0%
   4th Quarter       $  42,529        1.4%       6.8%       12.6%       21.8%       26.0%      28.7%       29.9%      100.0%
   1998
   1st Quarter       $  69,708        0.9%       6.9%       13.4%       20.8%       26.3%      28.7%       29.9%      100.0%
   2nd Quarter       $  66,908        1.1%       8.0%       14.2%       21.7%       27.2%      29.1%       30.1%      100.0%
   3rd Quarter       $  71,027        1.0%       7.9%       13.2%       22.9%       27.6%      30.1%       30.9%      100.0%
   4th Quarter       $  69,583        0.9%       6.5%       13.0%       24.1%       28.8%      31.2%       32.0%      100.0%
   1999
   1st Quarter       $ 103,068        0.8%       7.4%       15.0%       23.4%       29.2%      31.4%       32.5%       99.9%
   2nd Quarter       $  95,768        1.1%       9.8%       16.6%       25.2%       31.2%      33.5%       34.6%       99.6%
   3rd Quarter       $ 102,585        1.0%       8.2%       14.1%       25.1%       30.6%      33.4%       34.5%       98.6%
   4th Quarter       $  80,641        0.7%       5.9%       12.6%       23.5%       28.9%      31.9%       32.7%       96.6%
   2000
   1st Quarter       $ 128,123        0.3%       6.5%       14.5%       24.0%       30.2%      33.0%       33.3%       93.1%
   2nd Quarter       $ 118,778        0.6%       8.5%       15.8%       25.8%       32.5%         x        34.6%       88.2%
   3rd Quarter       $ 124,367        0.7%       7.7%       14.3%       25.7%       32.2%         -        33.3%       82.2%
   4th Quarter       $ 100,823        0.6%       6.6%       13.5%       25.8%          x          -        30.8%       74.8%
   2001
   1st Quarter       $ 126,013        0.4%       6.3%       14.1%       24.3%          -          -        26.3%       66.3%
   2nd Quarter       $ 103,521        0.5%       6.2%       12.9%          x           -          -        19.9%       53.9%
   3rd Quarter       $ 109,037        0.7%       5.3%       10.6%          -           -          -        13.7%       39.2%
   4th Quarter       $  87,355        0.7%       5.1%          x           -           -          -         8.9%       24.1%
   2002
   1st Quarter       $ 140,178        0.5%         x           -           -           -          -         3.2%       16.2%
   2nd Quarter       $ 119,196          x          -           -           -           -          -         0.0%        3.8%

     The following table sets forth the principal balances' delinquency status as a percentage of total outstanding contract principal balances from dealership operations:

                                             June 30,            June 30,         December 31,
Days Delinquent:                              2002                2001               2001
                                       ------------------  ------------------ ------------------
Current                                            70.3%               70.2%              64.5%
1-30 Days                                          23.1%               23.0%              26.2%
31-60 Days                                          3.9%                4.1%               5.6%
61-90 Days                                          2.7%                2.7%               3.7%
                                       ------------------  ------------------ ------------------
Total Portfolio                                   100.0%              100.0%             100.0%
                                       ==================  ================== ==================

     In accordance with our charge-off policy, there are no accounts more than 90 days delinquent as of June 30, 2002.

     Current accounts increased from 64.5% as of December 31, 2001, to 70.3% as of June 30, 2002, and accounts greater than 30 days delinquent decreased from 9.3% to 6.6% during the same period, a 29% improvement. The improvement in delinquencies is a combination of the positive effect of higher credit standards, the improved credit quality mix of originations since the first quarter of 2001 and seasonality.

     Although delinquencies have improved during 2002 and loan losses on recently originated loan pools indicate improved loan performance compared to those loans originated prior to 2001, the Provision for Credit Losses increased to $38.4 million or 32.2% of the total amount financed for the quarter ended June 30, 2002, up from $32.2 million or 31.1% of the total amount financed for the quarter ended June 30, 2001. Company policy is to maintain an Allowance for Credit Losses ("Allowance") for all loans in its portfolio to cover estimated net charge-offs for the next 12 months. The Company began to improve the underlying credit quality mix of its originations due to improved credit standards and the introduction of loan grading in 2001. As a result, 2001 and 2002 originations are performing better to date than loans originated in prior periods. Offsetting these improvements are the effects of the recession and the performance of loans originated prior to 2001 that do not have the benefit of the new higher credit standards and are emerging at loss levels higher than previously estimated. The Allowance as a percentage of loan principal is 20.6% as of June 30, 2002, up from 19.8% as of December 31, 2001, and 19.0% as of June 30, 2001.

Securitizations

     Under the current legal structure of our securitization program, we sell loans to our subsidiaries that then securitize the loans by transferring them to separate trusts that issue several classes of notes and certificates collateralized by the loans. The securitization subsidiaries then sell Class A notes or certificates (Class A obligations or Notes Payable) to investors. The subordinate classes are retained by our subsidiaries or us. We continue to service the securitized loans.

     The Class A obligations have historically received investment grade ratings. To secure the payment of the Class A obligations, the securitization subsidiaries have in prior periods obtained an insurance policy from MBIA Insurance Corporation that guarantees payment of amounts to the holders of the Class A obligations. Recently, we have entered into a commitment with XL Capital Assurance to insure, at a minimum, our next three securitizations. XL Capital Assurance is rated AAA by Standard and Poor's and Aaa by Moody's ratings. Additionally, we also establish a cash "reserve" account for the benefit of the Class A obligation holders. The reserve accounts are classified in our consolidated financial statements as Investments Held in Trust and are a component of Finance Receivables, Net.

     Reserve Account Requirements. Under our current securitization structure, we make an initial cash deposit into a reserve account, historically ranging from 2.3% to 7.3% of the initial underlying Finance Receivables' principal balance, and pledge this cash to the reserve account agent. The trustee then makes additional deposits to the reserve account out of collections on the securitized receivables as necessary to fund the reserve account to a specified percentage, currently ranging from 8.0% to 11.5%, of the underlying Finance Receivables' principal balance. The trustee makes distributions to us when:

     o    reserve account balance exceeds the specified percentage,
     o required periodic payments to the Class A certificate holders are current,
     o    portfolio charge-off and delinquency triggers are not exceeded, and
     o    trustee, servicer and other administrative costs are current.

     The Company previously reported in its Annual Report on Form 10-K for the year ended December 31, 2001, and in its Quarterly Report on Form 10-Q for the three month period ended March 31, 2002, that four of its securitizations had reached Termination Events (as defined in the securitizations) triggering an acceleration of rights for the insurer under the Insurance Agreements for the respective securitizations. As reported, the Termination Events occurred on the charge-off triggers for 2000B, 2000C, and 2001A in December 2001, and on the delinquency trigger for 1999C in January 2002. As a result, all cash flow from these trusts otherwise distributable to the Company was deposited into a reserve account for these securitizations. In June 2002, as reported on Form 8-K, revised calculations indicated that no Termination Events in fact had been triggered on the net charge-off trigger for 2000B, 2000C, and 2001A in December 2001. However, the revised calculations did confirm the Termination Event on the delinquency trigger for 1999C in January, an additional Termination Event on the delinquency trigger for 1999C in February 2002, and a Termination Event on the delinquency trigger for 2000A for the months of February, March and April in 2002. Both the 1999C and 2000A trusts have been repurchased by the Company in April and July, respectively, and are no longer required to be tested by the performance targets set by the trust insurer and all cash has been released. In addition, upon review of these revised calculations for the 2000B, 2000C and 2001A trusts, trapped cash related to these trusts was released and distributed to the Company in June of 2002.

     Although the 2000B, 2000C and 2001A trusts did not breach the Termination Tests as originally reported, they, along with other trusts, did reach Portfolio Events (as defined in the securitizations) and would have been required to trap cash. Since October 2001 the following Portfolio Events occurred in the following trusts: For trust 1999C, delinquency triggers in October, November, and December of 2001; and January and February of 2002. For trust 2000A, delinquency triggers in October, November, and December of 2001; and January, February, March, April and May of 2002. For 2000B, delinquency triggers in October, November, and December of 2001; January, February and March of 2002; and charge-off triggers in December 2001 and January 2002. For 2000C, delinquency triggers in November and December of 2001; January, February and March of 2002; and charge-off triggers in December 2001 and January, February and March of 2002. For 2001A, delinquency triggers in November and December of 2001; January and February of 2002; and charge-off triggers in December 2001, and January, February and March of 2002. As of August 1, 2002, no cash is being held above the required reserve levels on any trust

     As with a Termination Event, breaching a Portfolio Performance test in the trust will also cause the trust to not distribute cash to any other obligor of the trust below the A bondholder. Any excess cash is to be deposited in the trust reserve account to be used in the event of a cash shortfall in future distribution periods. Each trust has a required reserve account balance and cash deposited in excess of this required balance is considered "trapped" cash. When a Portfolio Event is reached the reserve balance increases to a predetermined amount typically in a range of 16% to 20% (each trust has a specific level) of the outstanding portfolio balance. If a trust has only breached a Portfolio test, once the performance level drops below the test level in a monthly reporting period the Portfolio Event is deemed "cured" and the cash is released to the original required reserve level. When a Termination Event is reached, the reserve account level builds to a level equal to the outstanding balance on the A bonds or until waived by the insurer. If a trust has breached a Termination test, the event can only be cured by a waiver of the trust insurer.

     In April 2002, we completed our first securitization of this year, 2002A, with MBIA providing the insurance on the transaction. This was the 22nd securitization in our history, consisting of approximately $170.4 million in principal balances and the issuance of approximately $121.0 million in Class A bonds. The coupon rate on the Class A bonds was 4.16%, the initial deposit into the reserve account was 6.0% and the reserve account maximum is 10.0%. As a condition for MBIA providing insurance for this securitization, the Company deposited an additional $2.3 million in an escrow account to protect MBIA from any potential losses on any active trusts they insure. The Company is currently trying to negotiate the release of these funds in light of the revised calculations indicating no Termination Events had been triggered on any active trusts.

     While completing 2002A, we mutually agreed with MBIA to further diversify our lending sources, a process that we initiated in 2001 with our inventory and warehouse lending facilities. As a result we engaged a different insurer, XL Capital Assurance ("XL"), for our second securitization of this year, 2002B, and for subsequent securitizations. On July 30, 2002, the Company priced the 2002B securitization, which is scheduled to close on August 15, 2002. If this securitization closes as expected it will consist of approximately $211.3 million in principal balances and the issuance of approximately $150.0 million in Class A bonds, including a pre-funded amount of approximately $27.5 million. The coupon rate on the Class A bonds is 2.99%, the initial deposit into the reserve account is 7.25% and the reserve account maximum is 11.5%. The Class A bonds will be insured by XL Capital Assurance, resulting in AAA by Standard and Poor's and Aaa by Moody's ratings.

     For discussion of certain risks related to our securitization transactions, see "Securitization Transactions" set forth in Exhibit 99 to this Form 10-Q.

Liquidity and Capital Resources

     In recent periods, our needs for additional capital resources have leveled as we slowed the growth of our business. In addition to our normal recurring capital requirements, we are currently refurbishing all of our dealerships related to the change of our corporate name from Ugly Duckling to DriveTime. The total additional expenditures expected to be incurred in the 3rd quarter of 2002 related to the rollout of DriveTime is approximately $6.3 million, which we anticipate funding through our existing liquidity or lease financing. In general, we require capital for:

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

    We fund our capital requirements primarily through:

o    operating cash flow,                                o  our inventory line, and
o    securitization transactions,                        o  supplemental borrowings.
o    our revolving warehouse facility,

     For 2002, we believe we will have adequate liquidity for our operations. We closed our first securitization transaction of 2002, in April and believe we will continue to be able to securitize our loan pools throughout the year. We have engaged XL Capital Assurance to insure our second securitization in 2002, expected to close on August 15, 2002. In March of 2002, we renewed our $100 million warehouse credit facility for an additional 364-day period. On July 19, 2002, the Company renewed its senior secured loan facility with certain lenders and the facility was increased from $35 million to $45 million. In addition, our $36 million dollar revolving inventory facility does not expire until June of 2003.

     As previously reported, cash flow from certain securitizations during the first half of 2002 was deposited into reserve accounts for these securitizations because those trusts hit termination and/or portfolio events. Despite this trapping of cash, we had sufficient liquidity to fund our ongoing operations and repurchase the 1999C and 2000A trusts. As of August 1, 2002, no cash is being held above the required reserve levels.

     The IRS has completed its audits of the Company for 1997, 1998 and 1999 and the IRS has also notified the Company that it intends to perform an examination of the Company's tax year 2000. There can be no assurance as to the ultimate outcome of the year 2000 examination and the Company could become liable for current tax payments related to the timing of certain deductions that may materially impact the Company's liquidity.

     For a discussion of certain risks that could affect our liquidity and capital resources, see Exhibit 99.1 to this form 10-Q.

Cash Flow

     Net cash provided by operating activities increased $34.3 million to $128.3 million in the six months ended June 30, 2002, up from $94.0 million net cash provided by operating activities in the six months ended June 30, 2001. This increase is primarily due to an increase in provision for credit losses, an increase in accounts payable, accrued expenses and other liabilities, and an increase in income taxes payable. Partially offsetting these increases to cash flow from operations was an increase in other assets.

     Net cash used in investing activities increased $27.6 million to $121.7 million during the six months ended June 30, 2002 as compared to $94.1 million used during the same period of 2001. The increase in cash used in investing activities is the result of an increase in finance receivables originated due to increased sales price and volume, partially offset by a reduction in purchases of property and equipment.

     Net cash used in financing activities increased $6.8 million to $9.0 million for the six months ended June 30, 2002, as compared to $2.2 million net cash used during the same period of 2001. The increase in cash used is primarily due to an increase in repayments of other notes payable related to the pay downs of the senior secured loan facility and the inventory line, and a decrease in additions to notes payable portfolio because there was only one new securitization during the six months ended June 30, 2002, compared to two new securitizations closed in the six months ended June 30, 2001. Primarily offsetting these increases in cash used was an increase in additions to other notes payable related to draws on the inventory line, a decrease in additional deposits into investments held in trust and repayment of notes payable-portfolio, all primarily because there was only one new securitization during the six months ended June 30, 2002.

Financing Resources

     Revolving Warehouse Facility. In March 2002, the Company renewed its revolving warehouse facility with Greenwich Capital Financial Products, Inc. for an additional 364-day term through March 2003. The facility allows for maximum borrowings of $100 million during the entire renewed term, as compared to $75 million during the period May 1 through November 30 increasing to $100 million during the period December 1 through April 30 under the initial term. In addition, the 65% cap on the advance rate was removed and the calculation of the warehouse advance relative to the net securitization advance was improved by 2%. The lender maintains an option to adjust the advance rate to reflect changes in market conditions or portfolio performance. The interest rate on the facility is one-month LIBOR plus 2.80% (4.64% and 4.72% at June 30, 2002, and December 31, 2001, respectively). The facility is secured with substantially all Company assets. At June 30, 2002, the Company was in compliance with all required covenants.

     Revolving Inventory Facility. On August 31, 2001, the Company entered into a $36 million revolving inventory facility with Automotive Finance Corporation that expires in June of 2003. The borrowing base is calculated on advance rates on inventory purchased, ranging from 80% to 100% of the purchase price. The interest rate on the facility is Prime plus 6.0% (10.75% at June 30, 2002, and at December 31, 2001). The facility is secured with the Company's automobile inventory. At June 30, 2002, the Company was in compliance with all required covenants.

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

Supplemental Borrowings

     Senior Secured Note Payable. In January 2001, we entered into a $35 million senior secured loan facility with certain lenders that had a term of 25 months. Per the agreement, the Company was required to make principal payments of $1.0 million per month during months from April 2001 through September 2002. Thereafter through maturity, the agreement required minimum payments of the greater of $3.0 million per month or 50% of the cash flows from classes of notes issued through securitization that are subordinate to the Class A bonds. Interest was payable monthly at one-month LIBOR plus 600 basis points (7.84 % at June 30, 2002, and 7.90% at December 31, 2001). The balance of the note was $15.2 million at June 30, 2002. The loan was secured by certain Finance Receivables. At June 30, 2002, the Company was in compliance with all required covenants. On July 19, 2002, the Company renewed its senior secured loan facility with certain lenders. The loan facility was increased from a $35 million loan facility to $45 million. Interest is payable at one-month LIBOR plus 500 basis points, with a minimum LIBOR of 2.125%, and has a term of approximately 30 months. The loan discount at funding was 5% or $2.25 million and there are no prepayment penalties. The facility is secured by the Company's retained interests in the residuals from its securitization transactions.

     Senior Subordinated Secured Note. In January 2001, we borrowed $7.0 million in a subordinated loan from Verde Investments, Inc. ("Verde"), an affiliate of Mr. Garcia, that is secured by residual interests in the Company's securitization transactions but is subordinate to the senior secured note payable. The loan requires quarterly interest payments at one-month LIBOR plus 600 basis points and is subject to pro rata reductions if certain conditions are met. As a condition to the $35 million senior secured note payable, Verde was required to invest the $7.0 million in us through a subordinated loan. The funds were placed in escrow as additional collateral for the $35 million senior secured loan. The funds were to be released in July 2001, if among other conditions, the Company had at least $7 million in pre-tax income through June of 2001 and, at that time, Mr. Garcia would have guaranteed 33% of the $35 million facility. The Company did not meet this pre-tax income requirement for the first six months of 2001. As consideration for the loan, the Company released all options to purchase real estate that were then owned by Verde and leased to the Company. We also granted Verde the option to purchase, at book value, any or all properties currently owned by the Company, or acquired by the Company prior to the earlier of December 31, 2001, or the date the loan is repaid. Verde agreed to lease the properties back to the Company, on terms similar to our current leases, if it exercised its option to purchase any of the properties. In December 2001, Verde exercised its right to purchase from, and lease  back  to  the  Company,  six  properties  having  a  net  book  value  of approximately $6.7 million. This sale and leaseback transaction closed in January 2002, for six properties located in Texas, Virginia and California. As a result of the going private transaction, the warrants have been terminated. On April 1, 2002, Verde Investments transferred to Cygnet Capital Corporation ("CCC"), an affiliate of Verde and Mr. Ernest C. Garcia, the remaining $2.0 million balance of the $7.0 million note payable. All future principal reductions and interest payments will be made to CCC. As of June 30, 2002, the balance of the note was $1.4 million. Subsequently, the remaining balance was paid off in full in July 2002.

     Senior Subordinated Notes. In February 1998, we borrowed a total of $15.0 million of subordinated debt from unrelated third parties for a three-year term. We issued warrants to the lenders of this debt to purchase up to 500,000 shares of our common stock at an exercise price of $10.00 per share, exercisable at any time until the later of February 2001, or when the debt is paid in full. On September 30, 2000, the Loan Agreement, Warrants and Warrant Agreements between us and certain Lenders under this Loan Agreement, were amended to: reduce the outstanding principal balance under the Loan Agreement from $15 million to $13.5 million; require us to take out one of the lenders in the facility by paying off that lender's $1.5 million share of the loan (which occurred), and cancel the number of outstanding warrants attributable to that portion of the loan; increase the interest rate under the Loan Agreement to 15%; extend the term of the Loan Agreement to February 12, 2003; and provide for the repayment of principal and the corresponding reduction of warrants under certain terms and conditions. This debt is senior to the subordinated debentures issued in our exchange offers (described below), and subordinate to our other indebtedness. With the closing of the going private transaction, the warrants were terminated. On May 31, 2002, Cygnet Capital Corporation, an affiliate of Verde and Mr. Garcia, purchased from an unrelated party the entire outstanding balance of the Company's senior subordinated notes payable. The outstanding balance of the senior subordinated notes payable is $3.0 million at June 30, 2002.

     1998  Exchange   Offer.   In  the  fourth  quarter  of  1998,  we  acquired
approximately 2.7 million shares of our common stock in exchange for approximately $17.5 million of subordinated debentures. We issued the debentures at a premium of approximately $3.9 million over the market value of the shares of our common stock that were exchanged for the debentures. Accordingly, the debt was recorded at $13.6 million on our balance sheet. The premium will be amortized over the life of the debentures and results in an effective annual interest rate of approximately 18.8%. The debentures are unsecured and are subordinate to all of our existing and future indebtedness. We must pay interest on the debentures semi-annually at 12% per year. We are required to pay the principal amount of the debentures on October 23, 2003. We can redeem all or part of the debentures at any time. In June 2001, we repurchased $3.6 million of principal of the debentures. Mr. Garcia and affiliates own $2.6 million of the debentures.

     2000 Exchange Offer. In April 2000, we completed an exchange offer in which we acquired approximately 1.1 million shares of our common stock in exchange for $11.9 million of subordinated debentures. We issued the debentures at a premium of approximately $3.9 million over the market value of the exchanged shares of our common stock. Accordingly, the debt was recorded at $8.0 million. The premium will be amortized over the life of the debentures and results in an effective annual interest rate of approximately 19.9%. The debentures are unsecured and are subordinate to all of our existing and future indebtedness. We must pay interest on the debentures semi-annually at 11% per year. We are required to pay the principal amount of the debentures on April 15, 2007. We can redeem all or part of the debentures at any time. Mr. Garcia and affiliates own $4.9 million of the debentures.

     Debt Shelf Registration. In 1997, we registered up to $200 million of our debt securities under the Securities Act of 1933. There can be no assurance that we will be able to use this registration statement to sell debt securities, or successfully register and sell other debt securities in the future.

Capital Expenditures and Commitments

     On March 4, 2002, UDC Acquisition Corp. ("Acquisition"), an entity wholly owned by UDC Holdings Corp., completed a short form merger with and into the Company. The Company was the surviving corporation under the short form merger. UDC Holdings capitalized Acquisition with a combination of cash, common stock of the Company and a receivable from UDC Holdings representing a commitment to fund the final payment to dissenting shareholders. Since the consummation of the Merger, Ray Fidel, Ugly Duckling Car Sales and Finance Corp.'s executive vice president and chief operating officer, has acquired a minority interest in UDC Holdings Corp., along with Mr. Sullivan. Mr. Garcia has a majority interest in UDC Holdings Corp. See Management's Discussion and Analysis of Financial Condition - Part II Other Information - Item 1. Legal Proceedings.

     In addition to our normal recurring capital expenditures, we are currently refurbishing all of our dealerships related to the change of our corporate name from Ugly Duckling to DriveTime. The total additional expenditures expected to be incurred in the 3rd and 4th quarter of 2002 related to the rollout of DriveTime is approximately $6.3 million, which we anticipate funding through our existing liquidity and/or lease financing.


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

     Allowance for Loan Losses - An allowance for credit losses is established by charging the provision for credit losses and the allocation of acquired allowances. The evaluation of the adequacy of the allowance considers such factors as the performance of each dealership's loan portfolio, the portfolio credit grade mix, the Company's historical credit losses, the overall portfolio quality and delinquency status, the value of underlying collateral, and current economic conditions that may affect the borrowers' ability to pay. Based on these factors, management provides for the estimated net credit losses anticipated to be charged-off on existing receivables over the twelve months following the balance sheet date. This estimate of existing probable and estimatable losses is primarily based on static pool analyses prepared for various segments of the portfolio utilizing historical loss experience, adjusted for the estimated impact of the current environmental factors outlined above.

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

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which revises accounting for specified employee and contract terminations that are part of restructuring activities. Statement No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing profit lines, terminating employees and contracts, and relocating plant facilities or personnel. Under Statement No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirement can shift expense recognition from one quarter or fiscal year to another. The provisions of Statement No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not expect the adoption of Statement No. 146 will have an effect on the Company's financial statements.

     In April 2002, the Financial Accounting Standards Board issued FASB Statement No. 145, Rescission of Statement No. 4, 44 and 64, Amendment of Statement No. 13, and Technical Corrections (SFAS No. 145). SFAS No. 145 will rescind SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. The provisions of Statement No. 145 are effective for fiscal years beginning after May 15, 2002. The Company has determined the impact of adoption of Statement No. 145 will result in the reclassification of an extraordinary item resulting from the gain from the early extinguishment of debt that occurred in the three months ended June 30, 2001.

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

     The Company adopted the provisions of Statement No. 144 for the quarter ended March 31, 2002. The adoption of Statement No. 144 for long-lived assets held for use did not have a material impact on the Company's financial statements because the impairment assessment under Statement No. 144 is largely unchanged from Statement No. 121.

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

     In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company adopted the provisions of Statement No. 141 as of July 1, 2001, and Statement No. 142 effective January 1, 2002.

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

     The Company adopted the provisions of Statement No. 141 as of July 1, 2001, and Statement No. 142 effective January 1, 2002. Statement No. 141 required upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. In conjunction with the adoption of Statement No. 142, the Company has allocated the entire goodwill balance to the Retail Operations Segment. During the second quarter of 2002, the Company finalized the required impairment tests of goodwill as of January 1, 2002. The Company does not have an impairment of goodwill as of the date of adoption. In addition, upon adoption we discontinued amortizing goodwill. For the three months ended March 31, 2001, the Company had approximately $0.2 million in amortization expense. As of June 30, 2002, the Company has unamortized goodwill of approximately $11.6 million within the retail segment. (For further discussion on SFAS No. 141 and 142, see Management's Discussion and Analysis of Financial Condition- Recent Accounting Pronouncements.)

We Make Forward Looking Statements

     This Report includes statements that constitute forward-looking statements within the meaning of the safe harbor provisions of the Private and Securities Litigation Reform Act of 1995. We claim the protection of the safe-harbor for our forward-looking statements. Forward-looking statements are often characterized by the words "may," "anticipates," "believes," "estimates," "projects," "expects" or similar expressions and do not reflect historical facts. Forward-looking statements in this report relate, among other matters, to: our name change to DriveTime and strategic operating changes, including the impacts of new programs such as DriveCare and RateAdvantage (including the impact on our portfolio average APR), funding for DriveTime improvements; economic conditions; anticipated financial results, such as sales, profitability, other revenues and loan portfolios, improvements in underwriting including credit scoring, adequacy of the allowance for credit losses, and improvements in recoveries and loan performance, including delinquencies and charge offs; selling and marketing expenses remaining constant through year end; retaining the warehouse and inventory lines of credit; the success of cost savings initiatives and restructurings; improvements in inventory, inventory acquisition, and inventory mix, including higher priced inventory and improved loan performance on such inventory; release of deposits held in escrow; continuing to complete securitization transactions; and internet generated sales growth and loan performance. Forward looking statements include risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward looking statements, some of which we cannot predict or quantify. Factors that could affect our results and cause or contribute to differences from these forward-looking statements include, but are not limited to: any decline in consumer acceptance of our car sales strategies or marketing campaigns; any inability to finance our operations in light of a tight credit market for the sub-prime industry and our current financial circumstances; any deterioration in the used car finance industry or increased competition in the used car sales and finance industry; any inability to monitor and improve our underwriting and collection processes; any changes in estimates and assumptions in, and the ongoing adequacy of, our allowance for credit losses; any inability to continue to reduce operating expenses as a percentage of sales; increases in interest rates; generally maintaining liquidity levels and cash flows sufficient to fund our ongoing operations; the failure to efficiently and profitably manage acquisitions and/or new car dealerships; adverse economic conditions; any material litigation against us or material, unexpected developments in existing litigation; and any new or revised accounting, tax or legal guidance that adversely affect used car sales or financing and developments with respect to the going private transaction. Forward-looking statements speak only as of the date the statement was made. Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found throughout this Form 10-Q and (including those set forth in Exhibit 99.1 hereto), in addition to those risks discussed above. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or for any other reason. References to Ugly Duckling Corporation as the largest chain of buy-here pay-here used car dealerships in the United States is management's belief based upon the knowledge of the industry and not on any current independent third party study.

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

     Our financial instruments consist primarily of fixed rate finance receivables, residual interests in pools of fixed rate finance receivables, fixed rate notes receivable, and variable and fixed rate notes payable. Our finance receivables are classified as sub-prime loans and generally bear interest at the lower of 29.9% or the maximum interest rate allowed in states that impose interest rate limits. At June 30, 2002, the scheduled maturities on our finance receivables ranged from one to 48 months, with a weighted average maturity of 24.9 months. In March 2002, we launched a pilot interest rate program in the Phoenix market called RateAdvantage that offers interest rates ranging from 9.9% to 29.9% depending upon the customer's credit grade and the size of the down payment. By July 2002, we began offering the RateAdvantage interest rate program at all of our dealerships. This will impact the overall average interest rate of our finance receivable portfolio. The interest rates we charge our customers on finance receivables has not changed as a result of fluctuations in market interest rates, although we may increase the interest rates we charge in the future if market interest rates increase. A large component of our debt at June 30, 2002, is the Collateralized Notes Payable (Class A obligations) issued under our securitization program. Issuing debt through our securitization program allows us to mitigate our interest rate risk by reducing the balance of the variable revolving line of credit and replacing it with a lower fixed rate note payable. We are subject to interest rate risk on fixed rate Notes Payable to the extent that future interest rates are lower than the interest rates on our existing Notes Payable.

     We believe that our market risk information has not changed materially from December 31, 2001. See Exhibit 99.1 for further information on Forward Looking Statements and Risk Factors.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings.

     The Company has historically sold our cars on an "as is" basis. It requires all customers to acknowledge in writing on the date of sale that we disclaim any obligation for vehicle-related problems that subsequently occur. Although management believes that these disclaimers are enforceable under applicable laws, there can be no assurance that they will be upheld in every instance. Despite obtaining these disclaimers, in the ordinary course of business, the Company receives complaints from customers relating to vehicle condition problems as well as alleged violations of federal and state consumer lending or other similar laws and regulations. Most of these complaints are made directly to the Company or to various consumer protection organizations and are subsequently resolved. However, customers occasionally name us as a defendant in civil suits filed in state, local, or small claims courts.

     Beginning in June 2002, the Company launched a pilot limited warranty program in the Phoenix market offering 90 day/3,000 mile major mechanical and air conditioning coverage. In July 2002, we rolled out this program to all of our dealerships. We disclaim any obligation for vehicle related problems outside the scope of the warranty. However, there can be no assurance that these disclaimers will be upheld in every instance. Also, under certain state laws, implied or other warranties may now apply.

     Additionally, in the ordinary course of business, the Company is a defendant in various other types of legal proceedings. Although the Company cannot determine at this time the amount of the ultimate exposure from these lawsuits, if any, based on the advice of counsel management does not expect the final outcome to have a material adverse effect on the Company.

     The Company was recently served in Texas as a defendant in a purported class action lawsuit captioned Felix Rather III, et. al vs. Dallas Automotive Sale and Service, et. al (including Ugly Duckling Car Sales and Ugly Duckling Credit Corporation), 192nd Judicial District, Dallas County, Texas (state court case). A group of law firms in Texas have sued a large number of Dallas county auto dealers (including Ugly Duckling) alleging the auto dealers have charged customers interest on deferred sales taxes and overcharged in the sale and financing of customers. It is our understanding more lawsuits have been filed in other Texas counties. We believe the claims against us are without merit and intend to vigorously defend against them.

Going Private Transaction and Related Actions. On March 20, 2001, a shareholder derivative complaint was filed, purportedly on behalf of the Company, in the court of Chancery for the State of Delaware in New Castle County, captioned Berger v. Garcia, et al., No. 18746NC. The complaint alleges that the Company's then current directors breached fiduciary duties owed to it in connection with certain transactions between the Company and Mr. Ernest Garcia II, its Chairman and majority stockholder, and various entities controlled by Mr. Garcia. The complaint was amended on April 17, 2001, to add a second cause of action, on behalf of all persons who own Company common stock, and their successors in interest, which alleged that the Company's then current directors breached fiduciary duties in connection with the proposed acquisition by Mr. Garcia of all of the outstanding shares of common stock not owned by him. The Company was named as a nominal defendant in the action. The original cause of action sought to void all transactions deemed to have been approved in breach of directors' fiduciary duties and recovery by the Company of alleged compensatory damages sustained as a result of the transactions. The second cause of action sought to enjoin the Company from proceeding with the proposed acquisition by Mr. Garcia, or, in the alternative, awarding compensatory damages to the class.

     Following Mr. Garcia's offer in April 2001, to purchase all outstanding shares of the Company's common stock (for $2.00 cash, $5.00 debenture per share), five additional and separate purported shareholder class action complaints were filed between April 17, and April 25, 2001, in the Court of Chancery for the State of Delaware in New Castle County. All of these cases were consolidated June 5, 2001.

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

     On December 4, 2001, UDC Acquisition, a wholly owned subsidiary of UDC Holdings Corp., an entity then wholly owned by Mr. Garcia and Mr. Sullivan, commenced a tender offer to purchase all of UDC's outstanding shares of common stock not owned by Mr. Garcia, Mr. Sullivan, and affiliated entities. As of March 4, 2002, UDC Acquisition and the Company effected a statutory merger under
Section 253 of the Delaware General Corporation Law.

     On February 4, 2002, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release documenting the settlement of the Delaware litigation and providing for a final hearing for court review and approval of the settlement. A mailing was sent to the shareholders in mid-February and this hearing was held on April 17, 2002. On April 18th, the court entered its final decision approving the settlement and finding it fair, reasonable and in the best interests of the class, certifying the class for purposes of the settlement, compromising and releasing all claims with prejudice on the merits and awarding attorneys' fees and costs to the plaintiffs' in the amount of $1,050,000. A notice of appeal was filed by two dissenting shareholders prior to the expiration date. Plaintiffs' counsel is not entitled to their fees and costs until the court order is final. The Company also reached an agreement with its directors' and officers' liability insurance carrier to reimburse the Company for the payment of the plaintiffs' fees and costs (assuming final court approval of the settlement), and it is in the process of documenting that agreement.

     Shortly after the expiration of the Amended Tender Offer, the Company mailed to the shareholders who did not tender their shares a notice outlining the procedures they were required to follow if they wished to dissent from the merger and seek appraisal of their shares. Under Delaware law, these shareholders had 20 days from the date of the mailing of the notice to notify the Company of their intention to assert appraisal rights. If such notice is timely made, dissenting shareholders were required to file a petition for appraisal in the Delaware Court of Chancery within 120 days of the effective date of the merger, or their appraisal rights were lost and they are only entitled to receive the merger consideration of $3.53 per share. Two appraisal rights actions were filed in Delaware in this 120 day period. The court will now determine which shareholders are entitled to appraisal rights and appraises the shares of such shareholders. UDC Holdings has agreed to fund the payment of the final appraisal amount to dissenting shareholders.

Item 2.  Changes in Securities and Use of Proceeds.

     (a)  None
     (b)  None
     (c)  None
     (d)  Not Applicable

Item 3.  Defaults Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit 3.1 - By-laws of Ugly Duckling Corporation effective March 4, 2002
Exhibit 10.1 -Third  Amendment to the Loan Agreement  between the Registrant and
              Cygnet Capital Corporation, dated June 30, 2002
Exhibit 10.2 -Aircraft  Lease  Agreement  between  the  Registrant  and  Verde
              Investments, Inc., dated April 1, 2002
Exhibit 99.1 -Statement Regarding Forward Looking Statements and Risk Factors
Exhibit 99.2 -Certification by Greg Sullivan, CEO, and Mark Sauder, CFO

(b)      Reports on Form 8-K.

     During the second quarter of 2002, the Company filed two reports on Form 8-K. The first report on Form 8-K, dated and filed April 25, 2002, reported Ugly Duckling's announcement of the approval of the Delaware litigation matter. A press release dated April 19, 2002, and entitled "Ugly Duckling Announces Court Approval of Settlement of Delaware Litigation" was filed as an exhibit to this 8-K. The second report on Form 8-K, dated and filed May 20, 2002, reported the first quarter earnings of 2002. A press release dated May 15, 2002, and entitled "Ugly Duckling Reports First Quarter 2002 Results" was filed as an exhibit to this 8-K.


SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     UGLY DUCKLING CORPORATION

     /s/     MARK G. SAUDER
     ---------------------------------------------------------------------------
     Mark G. Sauder
     Vice President and
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

Date:  August 13, 2002