Form 10-Q
period 2002-09-30
DRIVETIME  AUTOMOTIVE GROUP  INC
filed 2002-11-14
CIK 1012704

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

               For the quarterly period ended: September 30, 2002

                        Commission File Number 000-20841

                        DriveTime Automotive Group, Inc.
                        (f/k/a Ugly Duckling Corporation)
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

                                 [X] Yes [ ] No
                                 ---------------



     This document serves both as a resource for analysts, bond holders, and other interested persons, and as the quarterly report on Form 10-Q of DriveTime Automotive Group, Inc. (DriveTime) to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with the consolidated financial statements and notes included in Ugly Duckling's Annual Report on Form 10-K, for the year ended December 31, 2001.


================================================================================

                        DRIVETIME AUTOMOTIVE GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                      Page
                     Part I - FINANCIAL STATEMENTS
  Item 1.            FINANCIAL STATEMENTS
                     Condensed Consolidated Balance Sheets-- September 30, 2002 and December 31, 2001                   1
                     Condensed Consolidated Statements of Operations-- Three and Nine Months Ended
                           September 30, 2002 and 2001                                                                  2
                     Condensed Consolidated Statements of Cash Flows-- Nine Months Ended
                           September 30, 2002 and 2001                                                                  3
                     Notes to Condensed Consolidated Financial Statements                                               4

  Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             12
  Item 3.            MARKET RISK                                                                                       32
  Item 4.            CONTROLS AND PROCEDURES
                     Evaluation of Disclosure Controls and Procedures                                                  32
                     Changes in Internal Controls                                                                      32

                     Part II -- OTHER INFORMATION
  Item 1.            LEGAL PROCEEDINGS                                                                                 32
  Item 2.            CHANGES IN SECURITIES                                                                             34
  Item 3.            DEFAULTS UPON SENIOR SECURITIES                                                                   34
  Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               34
  Item 5.            OTHER INFORMATION                                                                                 34
  Item 6.            EXHIBITS AND REPORTS ON FORM 8-K                                                                  35
                     SIGNATURES                                                                                        35
                     CERTIFICATIONS                                                                                    36



                                     ITEM 1.

                        DRIVETIME AUTOMOTIVE GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                 September 30,        December 31,
                                                                                      2002                2001
                                                                                -----------------    ----------------
      ASSETS
      Cash and Cash Equivalents                                                 $          11,420    $          8,572
      Finance Receivables, Net                                                            567,930             495,254
      Note Receivable from Related Party                                                   12,000              12,000
      Inventory                                                                            47,593              58,618
      Property and Equipment, Net                                                          33,447              37,739
      Goodwill                                                                             11,569              11,569
      Other Assets                                                                         11,355              20,006
      Net Assets of Discontinued Operations                                                    -                3,899
                                                                                -----------------    ----------------
                     Total Assets                                               $         695,314    $        647,657
                                                                                =================    ================

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Liabilities:
         Accounts Payable                                                       $           4,182    $          2,850
         Accrued Expenses and Other Liabilities                                            45,999              38,250
         Notes Payable - Portfolio                                                        420,895             377,305
         Other Notes Payable                                                               48,210              52,510
         Subordinated Notes Payable                                                        24,709              31,259
                                                                                -----------------    ----------------
                     Total Liabilities                                                    543,995             502,174
                                                                                -----------------    ----------------
      Stockholders' Equity:
           Preferred Stock $.001 par value, zero and 10,000,000 shares
              authorized, respectively; none issued and outstanding                            -                   -
           Common Stock $.001 par value, 1,000 and 100,000,000 shares authorized, respectively; 100 and 18,774,000 issued, respectively;
              and 100 and 12,275,000 outstanding, respectively                                 -                   19
         Additional Paid-in Capital                                                       133,418             173,741
         Retained Earnings                                                                 17,901              12,074
         Treasury Stock, at cost                                                               -             (40,351)
                                                                                -----------------    ----------------
                     Total Stockholders' Equity                                           151,319             145,483
                                                                                -----------------    ----------------
                                                                                $         695,314    $        647,657
                                                                                =================    ================


     See accompanying notes to Condensed Consolidated Financial Statements.

                        DRIVETIME AUTOMOTIVE GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2002 and 2001
                    (In thousands, except cars sold amounts)
                                   (Unaudited)

                                                                    Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                               -----------------------------   ----------------------------
                                                                    2002          2001             2002           2001
                                                               -----------------------------   ----------------------------

Cars Sold                                                             11,434          11,907        38,802           38,365
                                                               =============================   ============================

Total Revenues                                                 $     157,611    $    145,237   $   488,661    $     450,086
                                                               =============================   ============================

Sales of Used Cars                                             $     121,133    $    110,237   $   383,614    $     346,342
Less:
   Cost of Used Cars Sold                                             72,370          62,622       226,724          196,102
   Provision for Credit Losses                                        37,712          48,755       121,474          119,985
                                                               -----------------------------   ----------------------------
                                                                      11,051         (1,140)        35,416           30,255
                                                               -----------------------------   ----------------------------
Other Income (Expense):
   Interest Income                                                    36,478          35,000       105,047          103,744
   Portfolio Interest Expense                                        (5,551)         (7,489)      (17,945)         (23,500)
                                                               -----------------------------   ----------------------------
      Net Interest Income                                             30,927          27,511        87,102           80,244
                                                               -----------------------------   ----------------------------

Income before Operating Expenses                                      41,978          26,371       122,518          110,499
Operating Expenses:
     Selling and Marketing                                             5,982           6,084        19,732           19,945
     General and Administrative                                       27,104          26,807        78,447           80,879
     Depreciation and Amortization                                     2,120           2,339         6,286            7,181
                                                               -----------------------------   ----------------------------
       Operating Expenses                                             35,206          35,230       104,465          108,005
                                                               -----------------------------   ----------------------------

Income (Loss) before Other Interest Expense                            6,772         (8,859)        18,053            2,494
Other Interest Expense                                                 2,439           2,695         7,073            8,648
                                                               -----------------------------   ----------------------------

Earnings (Loss) before Income Taxes                                    4,333        (11,554)        10,980          (6,154)
Income Taxes                                                           2,004         (4,737)         5,153          (2,523)
                                                               -----------------------------   ----------------------------
Net Earnings (Loss)                                            $       2,329    $    (6,817)   $     5,827    $     (3,631)
                                                               =============================   ============================


     See accompanying notes to Condensed Consolidated Financial Statements.

                        DRIVETIME AUTOMOTIVE GROUP, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2002 and 2001
                                 (In thousands)
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                     -----------------------------
                                                                                          2002          2001
                                                                                     -----------------------------
Cash Flows from Operating Activities:
     Net Earnings (Loss)                                                                   $  5,827    $  (3,631)
Adjusents to Reconcile Net Earnings (Loss) to Net Cash Provided
     by Operating Activities:
     Provision for Credit Losses                                                            121,474       119,985
     Depreciation and Amortization                                                            9,991        10,632
     Loss from Disposal of Property and Equipment                                               916           755
     Deferred Income Taxes                                                                      291             -
     Collections from Residuals in Finance Receivables Sold                                       -         1,136
     Decrease in Inventory                                                                   12,303        16,343
     (Decrease) of Inventory Allowance                                                      (1,278)          (15)
     (Increase) Decrease in Other Assets                                                      7,017      (16,068)
     Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities          5,049         (499)
     Increase in Income Taxes Payable                                                         5,375         6,802
                                                                                     -----------------------------
         Net Cash Provided by Operating Activities                                          166,965       135,440
                                                                                     -----------------------------
Cash Flows from Investing Activities:
     Increase in Finance Receivables                                                      (360,767)     (313,376)
     Collections on Finance Receivables                                                     187,040       184,926
     Decrease in Investments Held in Trust on Finance Receivables Sold                            -         1,398
     Proceeds from Disposal of Property and Equipment                                         3,140         2,542
     Purchase of Property and Equipment                                                    (10,001)      (10,569)
                                                                                     -----------------------------
         Net Cash Used in Investing Activities                                            (180,588)     (135,079)
                                                                                     -----------------------------
Cash Flows from Financing Activities:
     Initial Deposits at Securitization into Investments Held in Trust                     (22,999)       (6,407)
     Additional Deposits into Investments Held in Trust                                    (66,882)      (69,358)
     Collections from Investments Held in Trust                                              69,458        81,118
     Additions to Notes Payable Portfolio                                                   590,858       447,328
     Repayment of Notes Payable Portfolio                                                 (549,417)     (469,638)
     Additions to Other Notes Payable                                                       137,089        44,232
     Repayment of Other Notes Payable                                                     (138,144)      (19,873)
     Repayment of Subordinated Notes Payable                                                (7,400)       (9,333)
     Proceeds from Additional Paid in Capital                                                     3             -
     Proceeds from Issuance of Common Stock                                                       6            18
                                                                                     -----------------------------
         Net Cash Provided by (Used in) Financing Activities                                 12,572       (1,913)
                                                                                     -----------------------------
Net Cash Provided by Discontinued Operations                                                  3,899           131
                                                                                     -----------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                          2,848       (1,421)
Cash and Cash Equivalents at Beginning of Period                                              8,572         8,805
                                                                                     -----------------------------
Cash and Cash Equivalents at End of Period                                                $  11,420      $  7,384
                                                                                     =============================
Supplemental Statement of Cash Flows Information:
     Interest Paid                                                                        $  21,319     $  28,437
                                                                                     =============================
     Income Taxes Paid (Received)                                                         $   (583)      $  4,258
                                                                                     =============================
Supplemental Statement of Non-Cash Investing and Financing Activities:
     Other Notes Payable Assumed by Leasor in Sale Leaseback Transaction                   $  4,070       $     -
                                                                                     =============================
     Acquisition of Treasury Stock in conjunction with Severance Agreement                 $     -       $   237
                                                                                     =============================

     See accompanying notes to Condensed Consolidated Financial Statements.

                        DRIVETIME AUTOMOTIVE GROUP, INC.

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

Note 2.  Summary of Finance Receivables

     A summary of Finance Receivables, net, follows:

                                       September 30,      December 31,
                                            2002             2001
                                      ----------------------------------
Contractually Scheduled Payments      $       799,392   $        694,572
Unearned Finance Charges                    (218,011)          (179,873)
                                      ----------------------------------
Principal Balances, net                       581,381            514,699
Accrued Interest                                6,355              5,824
Loan Origination Costs                          7,275              6,635
                                      ----------------------------------
Loan Receivables                              595,011            527,158
Investments Held in Trust                      90,419             69,996
                                      ----------------------------------
Finance Receivables                           685,430            597,154
Allowance for Credit Losses                 (117,500)          (101,900)
                                      ----------------------------------
Finance Receivables, net              $       567,930   $        495,254
                                      ==================================

     Investments Held in Trust represent funds held by trustees on behalf of our securitization bondholders and consist of reserve accounts, as further described, plus collections in transit. In connection with its securitization transactions, the Company provides a credit enhancement to the investor. The Company makes an initial cash deposit, historically ranging from 2.3% to 7.3% of the initial underlying finance receivables principal balance, into an account held by the trustee (reserve account) and pledges this cash to the trust to which the finance receivables were transferred. Additional deposits from the residual cash flow (through the trustee) are made to the reserve account as necessary to attain and maintain the reserve account at a specified percentage, currently ranging from 8.0% to 11.5%, of the underlying finance receivables principal balances.

     On August 15, 2002, the Company closed its 23rd securitization, 2002B. 2002B consists of approximately $172.5 million in principal balances and the issuance of $150.0 million in Class A bonds, including a pre-funded amount of approximately $27.5 million. The coupon rate on the Class A bonds is 2.99%, the initial deposit into the reserve account is 7.25%, or approximately $12.5 million, and the reserve account target is 11.5%, subject to adjustment upon the occurrence of specified Termination Events or Portfolio Performance Events. The Class A bonds are insured by XL Capital Assurance, resulting in the following ratings: AAA by Standard and Poor's and Aaa by Moody's.

Note 3.  Related Party Transactions

     In January 2001, the Company entered into a $35 million senior secured loan facility as a renewal for a $38 million senior loan facility originated in May
1999. As a condition to the $35 million senior secured loan agreement, Verde Investments, Inc. ("Verde"), an affiliate of Ernest C. Garcia II, Chairman and the then principal shareholder of the Company, was required to invest $7 million in the Company through a subordinated loan. The funds were placed in escrow as additional collateral for the $35 million senior secured loan. The funds were to be released in July 2001 if, among other conditions, the Company had at least $7 million in pre-tax income through June of 2001 and, at that time, Mr. Garcia would have guaranteed 33% of the $35 million facility. The Company did not meet this pre-tax income requirement for the first six months of 2001. Per the loan agreement, Mr. Garcia was entitled to receive warrants from the Company for 1.5 million shares of stock, vesting over a one-year period, at an exercise price of $4.50 subject to certain conditions. Also as consideration for the loan, the Company released all options to purchase real estate that were then owned by Verde and leased to the Company. The Company also granted Verde the option to purchase, at book value, any or all properties currently owned by the Company, or acquired by the Company prior to the earlier of December 31, 2001, or the date the loan is repaid. Verde agreed to lease the properties back to the Company, on terms similar to our current leases, if it exercised its option to purchase any of the properties. The loan is secured by a portion of the finance receivables in the Company's securitization transactions but is subordinate to the senior secured loan facility. The loan requires quarterly interest payments at one month LIBOR plus 600 basis points and is subject to pro rata reductions if certain conditions are met. An independent committee of the Company's board reviewed and negotiated the terms of this subordinated loan and the Company also received an opinion from an investment banker, which deemed the loan fair from a financial point of view both to the Company and its shareholders. As a result of the going private transaction, the warrants have been terminated. On April 1, 2002, Verde Investments transferred to Cygnet Capital Corporation ("CCC"), an affiliate of Verde and Mr. Ernest C. Garcia, the remaining $2.0 million balance of the $7.0 million note payable. All future principal reductions and interest payments will be made to CCC. In July 2002, this remaining balance was paid in full.

     Pursuant to the option discussed above, in December 2001 Verde exercised its right to purchase from, and leaseback to the Company, six properties having a net book value of approximately $6.7 million. This sale and leaseback transaction closed in January 2002. Verde assumed all of the obligations of the notes payable secured by the six properties. The Company has notified the lenders on these six properties that Verde assumed all of the obligations of the notes payable on these six properties; however, the Company has not been released as the borrower under the notes payable. The six properties were leased back to the Company on terms consistent with other sale-leasebacks, 12 to 15 year triple net leases, with termination dates ranging from December 2013 to December 2016.

     The Note Receivable - Related Party originated from the Company's December 1999 sale of its Cygnet Dealer Finance subsidiary to Cygnet Capital Corporation, an entity controlled by Mr. Garcia. The $12.0 million note from CCC has a 10-year term, with interest payable quarterly at 9%, due December 2009. The note is secured by the capital stock of CCC and guaranteed by Verde. The balance of this loan at September 30, 2002 was $12.0 million.

     On November 26, 2001, Mr. Garcia initiated a Tender Offer to purchase all of the outstanding shares of the Company's common stock, not owned by him, for $2.51 per share. On December 10, 2001, the Company entered into an Agreement and Plan of Merger with Mr. Garcia, Greg Sullivan, President and Chief Executive Officer, and UDC Acquisition Corp. ("Acquisition"), a wholly owned subsidiary of UDC Holdings Corp. The Merger Agreement provided for Acquisition to amend the pending Tender Offer to purchase all of the outstanding shares of the Company by increasing the offer from $2.51 per share to $3.53 per share (the "Amended Tender Offer"). The Merger Agreement also provided for a second step merger (the "Merger") at the same price of $3.53 per share (the Amended Tender Offer and the Merger together are the "Transaction"). The Merger Agreement further provided that the Transaction could be consummated only if a majority of the minority shareholders of the Company, in the aggregate, tendered in the Amended Tender Offer or (if Acquisition did not own 90% or more of the shares after the Amended Tender Offer) voted in favor of the Merger. At that time, there were 4,771,749 shares of the Company's stock not held by the buyout group. The Transaction was entered into after review by a special transaction committee comprised of independent members of the board of directors. The committee and the board consulted with and obtained a fairness opinion from an investment banking firm, U.S. Bancorp Piper Jaffray. The special committee recommended the Transaction to the full board and the board recommended the Transaction to the shareholders of the Company. On December 14, 2001, Acquisition commenced the Amended Tender Offer. The Company's shareholders overwhelmingly supported the Amended Tender Offer, which closed on January 16, 2002. Shareholders tendered 3,806,800 shares of the Company's common stock representing approximately 79% of the minority shares. Upon completion of the Amended Tender Offer and Acquisition paying the tendering shareholders, Acquisition owned approximately 92% of the Company. Acquisition received its funding for these payments from UDC Holdings Corp. On March 4, 2002, Acquisition completed a short form merger with and into the Company. The Company was the surviving corporation in the short form merger. As of September 30, 2002, the Company has a receivable from UDC Holdings Corp. of approximately $1.7 million which is classified in Other Assets. Ray Fidel,

DriveTime Car Sales and Finance Corporation's executive vice president and chief operating officer, now holds a minority interest in UDC Holdings Corp., along with Mr. Sullivan. Mr. Garcia holds a majority interest in UDC Holdings Corp.

     In March and April of 2002, Cygnet Capital Corporation, a company affiliated with the Company's Chairman, Mr. Garcia, purchased on the open market $0.3 million face value of the Company's 2003 debentures and $1.7 million face value of the Company's 2007 debentures. As of September 30, 2002, Mr. Garcia, or entities affiliated with Mr. Garcia, own approximately $2.6 million face value of the Company's 2003 debentures total face value of $13.8 million and approximately $4.9 million face value of the Company's 2007 debentures total face value of $11.9 million.

     On June 30, 2002, Cygnet Capital Corporation, a company affiliated with the Company's Chairman and principal shareholder, Mr. Garcia, purchased from an unrelated party the entire $3.0 million outstanding balance of the Company's senior subordinated notes payable bearing interest at 15% per annum and with principal due February 2003. The senior subordinated notes have been modified to extend the principal maturity date to February 12, 2005 and to provide for earlier payment of principal out of the retained earnings of the Company, up to a maximum of $1.0 million per quarter, to the extent that the Company is in compliance with the covenant requirements of its various lenders. As of September 30, 2002, the outstanding balance was $3.0 million.

On April 1, 2002, the Company entered into an Aircraft Lease Agreement with Verde Investments, Inc. to lease a Raytheon Hawker 125-700A aircraft. The lease expires on March 31, 2003 and provides for monthly lease payments of $100,000 to Verde, plus an initial security deposit of $100,000. The Company was also responsible to pay all costs and expenses relating to the Hawker and its operations. During the first nine months of 2002, the Company paid $0.9 million to Verde for the aircraft lease and reimbursement of various travel costs and other expenses incurred by Verde on behalf of the Company. This lease was terminated on September 24, 2002 and a new Aircraft Lease Agreement with Verde to lease a Challenger 601-3A aircraft was entered into on September 25, 2002. The Challenger lease expires on November 1, 2007, and provides for monthly lease payments of $150,000 to Verde, plus an initial security deposit of $1.0 million.

Note 4.  Notes Payable

     Notes Payable, Portfolio

     A summary of Notes Payable, Portfolio at September 30, 2002 and December 31, 2001 follows ($ in thousands):

                                                                                   September 30,         December 31,
                                                                                       2002                  2001
                                                                                --------------------  --------------------
Revolving Facility for $100.0 million with Greenwich Capital Financial
     Products, Inc, secured by loan receivables that are not included in
     securitized trusts                                                         $             29,216  $             38,249
Class A obligations issued pursuant to the Company's securitization program, secured by underlying pools of finance receivables and investments held in trust totaling $607.5 million and $515.2 million September 30, 2002 and
     December 31, 2001, respectively                                                         394,658               341,812
                                                                                --------------------  --------------------
     Subtotal                                                                                423,874               380,061
     Less:  Unamortized Loan Fees                                                              2,979                 2,756
                                                                                --------------------  --------------------
     Total                                                                      $            420,895  $            377,305
                                                                                ====================  ====================

     Class A obligations have interest payable monthly at rates ranging from 2.99% to 8.26%. Monthly principal reductions on the Class A obligations approximate 71% of the principal reductions on the underlying pool of finance receivable loans. As of September 30, 2002, the Company was not in compliance with the monthly and quarterly calculation of the Debt to Tangible Net Worth covenant in its 2002B Trust, resulting in an event of default under the agreement. The breach in covenant was due to an error in the determination of the covenant test at the time the trust documentation was prepared. The insurer, XL Capital, has waived the covenant for the month and quarter ending September 30, 2002, and its rights under the event of default and agreed to amend the documentation with a more appropriate test going forward. In the 2001A Trust, the portfolio breached a portfolio delinquency test, resulting in an increase in the target reserve account level to 16% from 8%. The reserve level as of October 15, 2002, was 10.4%.

     In March 2002, the Company renewed its revolving warehouse facility with Greenwich Capital Financial Products, Inc. for an additional 364-day term through March 2003. The facility allows for maximum borrowings of $100 million during the entire renewed term, as compared to $75 million during the period May 1, 2001, through November 30, 2001, increasing to $100 million during the period December 1, 2001 through April 30, 2002, under the initial term. In addition, the 65% cap on the advance rate was removed and the calculation of the warehouse advance relative to the net securitization advance was improved by 2%. The lender maintains an option to adjust the advance rate to reflect changes in market conditions or portfolio performance. The interest rate on the facility is one-month LIBOR plus 2.80% (4.62% as of September 30, 2002, and 4.72% as of December 31, 2001). The facility is secured by loan receivables that are not included in securitized trusts. As a result of the event of default in the 2002B trust, although waived, an event of default was triggered in the warehouse agreement. The warehouse lender has agreed to waive this breach in the agreement. At September 30, 2002, the Company was in compliance with all other required covenants.

     Other Notes Payable
     A summary of Other Notes Payable at September 30, 2002 and December 31, 2001 follows ($ in thousands):

                                                                                    September 30,        December 31,
                                                                                        2002                 2001
                                                                                 -------------------- --------------------
Senior note payable with certain lenders, secured by the capital stock of
    UDRC II, UDRC III, UDRC IV, UDRC V and certain other receivables             $             45,000 $             26,000
Revolving Facility for $36.0 million with Automotive Finance Corporation,
     secured by the Company's automobile inventory                                              3,613               20,963
Other notes payable bearing interest at rates ranging from 7.5% to 11%
     due through October 2015, secured by certain real
     property, and certain property and equipment                                               1,689                6,133
                                                                                 -------------------- --------------------
     Subtotal                                                                                  50,302               53,096
     Less:  Unamortized Loan Fees                                                               2,092                  586
                                                                                 -------------------- --------------------
     Total                                                                       $             48,210 $             52,510
                                                                                 ==================== ====================

     On July 19, 2002, the Company renewed its senior secured loan facility with certain lenders. The loan facility was increased from a $35 million loan facility to $45 million. Interest is payable at the greater of one-month LIBOR or 2.125%, plus 500 basis points, a decrease of 100 basis points from the prior agreement (7.13% as of September 30, 2002, and 7.90% as of December 31, 2001), and has a term of approximately 30 months. The loan discount at funding was 5% or $2.25 million and there are no prepayment penalties. The facility is secured by the Company's retained interests in the residuals from its securitization transactions. Pursuant to the credit agreement, the Company must make principal payments of $1.5 million per month commencing January 2003. Beginning January 2004 through the term of the agreement, the minimum monthly principal payments increase to $2.25 million. As a result of the event of default in the 2002B trust, although waived, an event of default was triggered in the senior secured loan agreement. The senior secured lender has agreed to waive this breach in the agreement. At September 30, 2002, the Company was in compliance with all other required covenants.

     On August 31, 2001, the Company entered into a $36 million revolving inventory facility with Automotive Finance Corporation ("AFC") that expires in June of 2003. The borrowing base is calculated on advance rates on inventory purchased, ranging from 80% to 100% of the purchase price. The interest rate on the facility is Prime plus 6.0% (10.75% as of September 30, 2002, and 10.75% as of December 31, 2001). The facility is secured with the Company's automobile inventory. As a result of the event of default in the 2002B trust, although waived, an event of default was triggered in the revolving inventory facility agreement. AFC has agreed to waive this breach in the agreement. At September 30, 2002, the Company was in compliance with all other required covenants.

     Subordinated Notes Payable
     A summary of Subordinated Notes Payable at September 30, 2002 and December 31, 2001 follows ($ in thousands):

                                                                                      September 30,        December 31,
                                                                                           2002                2001
                                                                                     -----------------  -------------------
$13.5 million senior subordinated notes payable to a related party, bearing interest at 15% per annum payable quarterly, principal balance due
     February 12, 2005 and is senior to subordinated debentures                      $           3,000  $             5,000
$17.5 million subordinated debentures, interest at 12% per annum
     (approximately 18.8% effective rate) payable semi-annually, principal
     balance due October 23, 2003                                                               13,839               13,839
$11.9 million subordinated debentures, interest at 11% per annum
     (approximately 19.7% effective rate) payable semi-annually, principal
     balance due April 15, 2007                                                                 11,940               11,940
$7.0 million senior subordinated note payable to a related party, bearing interest at LIBOR plus 6% per annum payable quarterly,
      principal due December 2003                                                                   -                 5,400
                                                                                     -----------------  -------------------
     Subtotal                                                                                   28,779               36,179
     Less:          Unamortized Discount - subordinated debentures                               4,070                4,920
                                                                                     -----------------  -------------------
     Total                                                                           $          24,709  $            31,259
                                                                                     =================  ===================


Note 5.  Stockholders' Equity

     On December 14, 2001, Acquisition commenced an amended tender offer to purchase all of the Company's outstanding shares of common stock not owned by Mr. Garcia, Mr. Sullivan or affiliated entities. As of March 4, 2002, the Company and Acquisition effected a statutory merger under Section 253 of the Delaware General Corporation Law. The Company was the surviving corporation in the merger, and following the merger UDC Holding Corp. held all of the outstanding shares of the common stock of the Company. As a result, the Company became a privately held company and its shares were deregistered under the Exchange Act. Therefore, no public trading market exists for its shares. The Company continues to file certain reports under the Exchange Act due to the listing of certain debt securities listed on the American Stock Exchange. On May 31, 2002, UDC Holding Corp. conveyed all of the stock of the Company to DT Holdings Corp., a 100% owned subsidiary of UDC Holdings Corp.

     Shortly after the expiration of the Amended Tender Offer, the Company mailed to the shareholders who did not tender their shares a notice outlining procedures they were required to follow if they wished to dissent from the Merger and seek appraisal of their shares. Under Delaware law, these shareholders had 20 days from the date of the mailing of the notice to notify the Company of their intention to assert appraisal rights. If such notice was made timely, dissenting shareholders were required to file a petition for appraisal in the Delaware Court of Chancery within 120 days of the effective date of the Merger, in order to preserve their appraisal right. Dissenters who failed to file a petition for appraisal within this time period will only be entitled to the merger consideration of $3.53 per share. Two appraisal rights actions have been filed in Delaware requesting a valuation of the shareholders' UDC shares. The court now determines which shareholders are entitled to appraisal rights and appraises the shares of such shareholders. UDC Holdings has agreed to fund the payment of the final appraisal amount to dissenting shareholders. The only remaining outstanding shares of common stock of the Company are the 100 shares of common stock issued upon conversion of the shares of UDC Acquisition Corp. common stock. All of these shares are held by DT Holdings Corp., a 100% owned subsidiary of UDC Holdings Corp.


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

     A summary of operating activity by business segment for the three and nine months ended September 30, 2002 and 2001 follows:

                                                     Retail        Portfolio       Corporate         Total
                                                  -------------- --------------- -------------- ----------------
Three months September 30, 2002:
Sales of Used Cars                                $     121,133                                 $       121,133
Less: Cost of Cars Sold                                  72,370                                          72,370
    Provision for Credit Losses                          28,890           8,822                          37,712
                                                  -------------- --------------- -------------- ----------------
                                                         19,873         (8,822)                          11,051
Net Interest Income                                                      30,927                          30,927
                                                  -------------- --------------- -------------- ----------------
Income before Operating Expenses                         19,873          22,105                          41,978
                                                  -------------- --------------- -------------- ----------------
Operating Expenses:
    Selling and Marketing                                 5,982                                           5,982
    General and Administrative                           12,851           7,364          6,889           27,104
    Depreciation and Amortization                         1,107             237            776            2,120
                                                  -------------- --------------- -------------- ----------------
                                                         19,940           7,601          7,665           35,206
                                                  -------------- --------------- -------------- ----------------
Operating Income (Loss) before Other Interest
Expense                                           $        (67)  $       14,504  $     (7,665)  $         6,772
                                                  ============== =============== ============== ================

Capital Expenditures                              $       5,555             226            452  $         6,233
                                                  ============== =============== ============== ================
Identifiable Assets, Excluding Net Assets
      of Discontinued Operations                  $      79,655         593,065         22,594  $       695,314
                                                  ============== =============== ============== ================

                                                     Retail        Portfolio       Corporate         Total
                                                  -------------- --------------- -------------- ----------------
Three months ended September 30, 2001:
Sales of Used Cars                                $     110,237                                 $       110,237
Less: Cost of Cars Sold                                  62,622                                          62,622
    Provision for Credit Losses                          23,223          25,532                          48,755
                                                  -------------- --------------- -------------- ----------------
                                                         24,392        (25,532)                         (1,140)
Net Interest Income                                                      27,511                          27,511
                                                  -------------- --------------- -------------- ----------------
Income before Operating Expenses                         24,392           1,979                          26,371
                                                  -------------- --------------- -------------- ----------------
Operating Expenses:
    Selling and Marketing                                 6,084                                           6,084
    General and Administrative                           13,867           7,286          5,654           26,807
    Depreciation and Amortization                         1,419             236            684            2,339
                                                  -------------- --------------- -------------- ----------------
                                                         21,370           7,522          6,338           35,230
                                                  -------------- --------------- -------------- ----------------
Income (loss) before Other Interest Expense       $       3,022  $      (5,543)  $     (6,338)  $       (8,859)
                                                  ============== =============== ============== ================

Capital Expenditures                              $        273              131          2,043  $         2,447
                                                  ============== =============== ============== ================
Identifiable Assets, Excluding Net Assets

      of Discontinued Operations                  $      84,344         496,775         72,577  $       653,696
                                                  ============== =============== ============== ================


                                                     Retail         Portfolio      Corporate         Total
                                                  -------------- --------------- -------------- ---------------
Nine Months Ended September 30, 2002:
Sales of Used Cars                                $     383,614                                 $       383,614
Less: Cost of Cars Sold                                 226,724                                         226,724
    Provision for Credit Losses                          84,838          36,636                         121,474
                                                  -------------- --------------- -------------- ----------------
                                                         72,052        (36,636)                          35,416
Net Interest Income                                                      87,102                          87,102
                                                  -------------- --------------- -------------- ----------------
Income before Operating Expenses                         72,052          50,466                         122,518
                                                  -------------- ------------------------------ ----------------
Operating Expenses:
    Selling and Marketing                                19,732                                          19,732
    General and Administrative                           39,296          21,193         17,958           78,447
    Depreciation and Amortization                         3,308             736          2,242            6,286
                                                  -------------- --------------- -------------- ----------------
                                                         62,336          21,929         20,200          104,465
                                                  -------------- --------------- -------------- ----------------
Income (loss) before Other Interest Expense       $       9,716       $  28,537  $    (20,200)  $        18,053
                                                  ============== =============== ============== ================

Capital Expenditures                              $       6,759             520          2,722  $        10,001
                                                  ============== =============== ============== ================
Identifiable Assets, Excluding Net Assets
      of Discontinued Operations                  $      79,655         593,065         22,594  $       695,314
                                                  ============== =============== ============== ================

                                                     Retail        Portfolio       Corporate         Total
                                                  -------------- --------------- -------------- ----------------
Nine Months Ended September 30, 2001:
Sales of Used Cars                                $     346,342                                 $       346,342
Less: Cost of Cars Sold                                 196,102                                         196,102
    Provision for Credit Losses                          71,773          48,212                         119,985
                                                  -------------- --------------- -------------- ----------------
                                                         78,467        (48,212)                          30,255
Net Interest Income                                                      80,114            130           80,244
                                                  -------------- --------------- -------------- ----------------
Income before Operating Expenses                         78,467          31,902            130          110,499
                                                  -------------- --------------- -------------- ----------------
Operating Expenses:
    Selling and Marketing                                19,945                                          19,945
    General and Administrative                           43,380          22,653         14,846           80,879
    Depreciation and Amortization                         4,108             732          2,341            7,181
                                                  -------------- --------------- -------------- ----------------
                                                         67,433          23,385         17,187          108,005
                                                  -------------- --------------- -------------- ----------------
Income (loss) before Other Interest Expense       $      11,304  $        8,517  $    (17,057)  $         2,494
                                                  ============== =============== ============== ================

Capital Expenditures                              $       3,517             718          6,334  $        10,569
                                                  ============== =============== ============== ================
Identifiable Assets, Excluding Net Assets
        of Discontinued Operations                $      84,344         496,775         72,577  $       653,696
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

Note 9.  Recent Accounting Pronouncements

     The Company adopted the provisions of Statement No. 141 as of July 1, 2001, and Statement 142 effective January 1, 2002. Statement No. 141 required, upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. In conjunction with the adoption of Statement No. 142, the Company has allocated the entire goodwill balance to the Retail Operations Segment. During the second quarter of 2002, the Company finalized the required impairment tests of goodwill as of January 1, 2002. The Company does not have an impairment of goodwill. As of September 30, 2002, the Company has unamortized goodwill of approximately $11.6 million within the retail segment. In addition, upon adoption, the Company discontinued amortizing goodwill as of the date of adoption. For the three and nine months ended September 30, 2001, the Company had approximately $0.2 million and $0.7 million, respectively, in amortization expense. The following table presents the impact of Statement No. 142 on net earnings (loss) had the standard been in effect for the three and nine months ended September 30, 2001:

                                           Three Months Ended                Nine Months Ended
                                              September 30,                    September 30,
                                     -------------------------------- --------------------------------
                                          2002             2001            2002             2001
                                     -------------------------------- --------------------------------
Reported net earnings (loss)         $       2,329    $       (6,817) $       5,827   $        (3,631)
Adjustments:
   Amortization of Goodwill                     -                 240            -                 719
   Income tax effect                            -                (98)            -               (295)
                                     -------------------------------- --------------------------------
Net Adjustments                                 -                 142            -                 424
                                     -------------------------------- --------------------------------
Adjusted net earnings                $       2,329    $       (6,675) $       5,827   $        (3,207)
                                     ================================ ================================

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

Introduction

     We operate the largest chain of buy-here pay-here used car dealerships in the United States. At September 30, 2002, we operated 76 dealerships located in eleven metropolitan areas in eight states. We have one primary line of business: to sell and finance quality used vehicles to customers within what is referred to as the sub-prime segment of the used car market. The sub-prime market is comprised of customers who typically have limited credit histories, low incomes or past credit problems. References to DriveTime Automotive Group, Inc. ("DTAG") as the largest chain of buy-here pay-here used car dealerships in the United States is management's belief based upon the knowledge of the industry and not on any current independent third party study.

     On September 1, 2002, we changed the name of the Company for business purposes from Ugly Duckling to DriveTime. We changed the legal name of the corporation from Ugly Duckling Corporation to DriveTime Automotive Group, Inc. in September 2002. The goal of the name change is to attract a higher volume of our better customers, reduce loan losses and improve profitability. After extensive name and brand development research, the name DriveTime was selected because it represented the new image and direction of the Company. Our vision for the Company is to be the auto dealership and finance company of choice for people with credit issues, large and small. DriveTime means Innovative Credit Solutions, Quality Vehicles, and Outstanding Customer Service.

     Consistent with our new name and the vision for the Company, we have made improvements to the way we do business and the product we provide to our customers. Some of the changes include:

     o    Inventory - a wider variety of higher quality, late model vehicles,
     o DriveCare - a standard 90-day, 3,000 mile limited warranty covering major mechanical items and air conditioning,
     o RateAdvantage - a new interest rate program offering lower rates depending on the customer's credit history and size of the down payment,
     o VIP Program - existing customers with good payment histories are eligible to finance their next vehicle with lower interest rates and down payments,
     o Customer Service - we are committed to provide a straight-forward, professional and friendly experience for our customers,
     o Advertising - a new aspirational advertising campaign launched that targets customers with small and large credit problems, and target regional, retail advertising designed to increase application volume and dealership traffic, and
     o Facilities - all of our 76 dealerships received a facelift, including new signage, flooring, furniture, paint, wallpaper and awnings, totaling approximately $6.3 million.

     Our overall target customer population and our business model have not significantly changed. However, through risk management and analysis we have been able to credit grade our customer base, and as part of DriveTime, we intend to shift the mix of our loans within our sub-prime target market toward those grades with lower loss rates. In addition, we have improved our inventory because we determined that historically our credit losses are lower for better vehicles across all our credit grades. The goals for DriveCare and RateAdvantage are to increase volume while at the same time reducing loan losses through lower vehicle repair costs and lower loan payment amounts for our customers.

     We believe the changes we have implemented in conjunction with the change to DriveTime will have long-term benefits to the Company, including enhancing volume, lowering credit losses and improving profitability. However, launching DriveTime negatively impacted earnings during the 3rd quarter due to the write-off of certain property and equipment of approximately $0.8 million and other launch related expenses of approximately $0.6 million. The new branding of the DriveTime name may have a short term negative impact on sales volume until the better inventory, customer service and the new DriveTime products become recognized within our individual markets through marketing, advertising, referrals, word of mouth and other promotional activities. The month of September saw a dip in sales volume due to the anticipated initial customer uncertainty related to the name change. However, sales volumes have returned to pre-name change levels in October. Ongoing depreciation expense will increase related to the $6.3 million of dealership improvements. In addition, we estimate the overall impact on interest income related to lower rates offered under RateAdvantage and the VIP Program will be to lower the portfolio's weighted average contract APR by approximately 100 basis points or more.

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

     We distinguish our retail operations from those of typical buy-here pay-here dealers through our:

     o    dedication to customer service,                   o    advertising and marketing programs,
     o    larger and newer  inventories of used cars,       o    upgraded facilities, and
     o    network of multiple locations,                    o    centralized purchasing.

     We finance substantially all of the used cars that we sell at our dealerships through retail installment loan contracts. Subject to certain underwriting standards and the discretion of our dealership or sales managers, potential customers must meet our formal underwriting guidelines before we will agree to finance the purchase of a vehicle. Our employees analyze and verify the customer credit application information, and subsequently make a determination whether to provide financing to the customer.

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

     In the following discussion and analysis, we explain the results of operations and general financial condition of DTAG. In particular, we analyze and explain the changes in the results of operations of our business segments for the three and nine months ended September 30, 2002 and 2001. All amounts are presented in thousands except per unit and per car data, unless otherwise noted.

During the third quarter of 2002 we:

     o Increased revenues to $157.6 million, an 8.5% increase over the third quarter of 2001,
     o Closed our 23rd Securitization, insured by XL Capital Assurance, with loan principal balances of approximately $211.3 million and Class A bonds issued of $150.0 million,
     o    Expanded  the  RateAdvantage  interest  rate  program  to  all  of our markets, offering lower rates depending on the customer's credit history and size of the down payment,
     o Expanded the DriveCare limited warranty program to all our markets, providing a 90-day, 3,000 mile, limited warranty on major mechanical items and air conditioning,
     o Continued to make improvements to our business model, repositioning the Company to focus on providing our customers with innovative credit solutions, quality vehicles, and outstanding customer service,
     o Refurbished all 76 existing dealerships prior to the official launch of DriveTime in September 2002, resulting in approximately $6.3 million of capital expenditures,
     o Entered into an agreement to purchase 1,941 new Daewoo vehicles (consisting of Leganza and Nubira models) from the Daewoo bankruptcy estate- we believe these vehicles, which include the manufacturer's basic limited warranty of 3 years/36,000 miles and powertrain limited warranty of 5 years/60,000 miles, will enhance the products we are offering with the rollout of DriveTime, and
     o Renewed our senior secured loan facility and increased the facility from a $35 million to a $45 million loan facility.


                                                                         At or For the Three Months Ended
                                              --------------------------------------------------------------------------------------
Selected Consolidated Financial Data            Sept 30,     June 30,    March 31,    Dec 31,     Sept 30,    June 30,    March 31,
(in thousands, except per car sold data)          2002         2002        2002        2001         2001       2001         2001
                                              --------------------------------------------------------------------------------------
Operating Data:
Total Revenues                                $    157,611  $  155,986  $   175,064  $  121,292  $  145,237 $    140,819 $   164,030
Sales of Used Cars                            $    121,133  $  120,247  $   142,234  $   88,018  $  110,237 $    105,919 $   130,186
Earnings before Interest, Taxes, Depr.
      & Amort.                                $     14,443  $   14,556  $    13,285  $    5,423  $      969 $     14,518 $    17,105
E-Commerce Revenue as Percent of Sales of
      Used Cars                                      13.2%       14.1%        13.8%       13.8%       14.2%        14.4%       11.6%
Number Dealerships in Operation                         76          76           76          76          76           77          77
Average Sales per Dealership per Month                  50          53           67          41          52           50          64
Number of Used Cars Sold                            11,434      12,068       15,300       9,353      11,907       11,607      14,851
Sales Price - Per Car Sold                    $     10,594  $    9,964  $     9,296  $    9,411  $    9,258 $      9,125 $     8,766
Cost of Sales - Per Car Sold                  $      6,329  $    5,911  $     5,426  $    5,549  $    5,259 $      5,224 $     4,905
Gross Margin - Per Car Sold                   $      4,265  $    4,053  $     3,870  $    3,862  $    3,999 $      3,901 $     3,861
Provision - Per Car Sold                      $      3,298  $    3,182  $     2,965  $    3,324  $    4,095 $      2,775 $     2,627
Total Operating Expense - Per Car Sold        $      3,079  $    2,797  $     2,320  $    3,765  $    2,959 $      3,042 $     2,523
Total Operating Income (Loss) - Per Car Sold  $        592  $      518  $       329  $    (413)  $    (744) $        446 $       416
Total Operating Income (Loss)                 $      6,772  $    6,247  $     5,034  $  (3,865)  $  (8,859) $      5,174 $     6,179
Earnings before Income Taxes                  $      4,333  $    3,919  $     2,728  $  (6,392)  $ (11,554) $      2,312 $     3,088
Cost of Used Cars as Percent of Sales                59.7%       59.3%        58.4%       59.0%       56.8%        57.3%       56.0%
Gross Margin as Percent of Sales                     40.3%       40.7%        41.6%       41.0%       43.2%        42.7%       44.0%
Provision as Percent of Originations                 30.9%       32.2%        32.3%       35.5%       44.7%        31.1%       31.0%
Total Operating Expense - % of Total
      Revenues                                       22.3%       21.6%        20.3%       29.0%       24.3%        25.1%       22.8%
Segment Operating Expense Data:
Retail Operating Expense - Per Car Sold       $      1,744  $    1,676  $     1,449  $    1,932  $    1,795 $      1,934 $     1,590
Retail Operating Expense-% of Used Car Sales         16.5%       16.8%        15.6%       20.5%       19.4%        21.2%       18.1%
Corporate/Other Expense - Per Car Sold        $        670  $      514  $       427  $      828  $      532 $        503 $       376
Corporate/Other Expense - % of Total Revenue          4.9%        4.0%         3.7%        6.4%        4.4%         4.1%        3.4%
Portfolio Exp. Annualized -
      % of End of Period Principal
Balance                                               5.2%        5.2%         5.0%        7.3%        5.6%         5.8%        6.2%
Balance Sheet Data:
Finance Receivables, net                      $    567,930  $  531,928  $   514,329  $  495,254  $  501,048 $    544,585 $   522,893
Inventory                                     $     47,593  $   38,148  $    39,471  $   58,618  $   47,414 $     40,772 $    43,434
Total Assets                                  $    695,314  $  644,951  $   637,396  $  647,657  $  657,740 $    678,950 $   659,470
Portfolio Notes Payable                       $    420,895  $  398,640  $   381,208  $  377,305  $  386,572 $    415,877 $   390,615
Subordinated Notes Payable                    $     24,709  $   25,813  $    28,130  $   31,259  $   32,600 $     34,951 $    40,807
Other Notes Payable                           $     48,210  $   25,690  $    29,753  $   52,510  $   41,646 $     42,495 $    39,444
Total Debt                                    $    493,814  $  450,143  $   439,091  $  461,074  $  460,818 $    493,323 $   470,866
Total Stockholders' Equity                    $    151,319  $  148,990  $   146,859  $  145,483  $  151,550 $    158,604 $   157,222
Total Debt to Equity                                   3.3         3.0          3.0         3.2         3.0          3.1         3.0
Loan Portfolio Data:
Interest Income                               $     36,478  $   35,739  $    32,830  $   33,274  $   35,000 $     34,900 $    33,844
Average Yield on Portfolio                           25.9%       26.6%        25.9%       25.8%       26.5%        26.7%       26.3%
Portfolio Interest Expense                    $      5,551  $    6,251  $     6,143  $    6,957  $    7,489 $      7,492 $     8,519
Average Borrowing Cost                                5.8%        7.1%         7.0%        7.5%        8.0%         8.3%        8.9%
Principal Balances Originated                 $    122,020  $  119,389  $   140,455  $   87,452  $  109,139 $    103,615 $   126,015
Principal Balances Originated as % of Sales         100.7%       99.3%        98.7%       99.4%       99.0%        97.8%       96.8%
Number of Loans Originated                          11,404      12,016       15,225       9,283      11,844       11,558      14,776
Average Original Amount Financed              $     10,700  $    9,936  $     9,225  $    9,421  $    9,215 $      8,965 $     8,528
Number of Loans Originated as % of Units
      Sold                                           99.7%       99.6%        99.5%       99.3%       99.5%        99.6%       99.5%
Portfolio Delinquencies:
      Current                                        65.5%       70.3%        72.4%       64.5%       67.4%        70.2%       73.0%
      1 to 30 days                                   26.2%       23.1%        21.9%       26.2%       24.0%        23.0%       21.2%
      31 to 60 days                                   5.0%        3.9%         3.3%        5.6%        5.3%         4.1%        3.3%
      Over 60 days                                    3.3%        2.7%         2.4%        3.7%        3.3%         2.7%        2.5%
Principal Outstanding                         $    581,381  $  565,382  $   543,842  $  514,699  $  537,946 $    534,766 $   535,039
Number of Loans Outstanding                         85,252      86,037       84,821      82,254      85,961       86,446      87,033


Sales of Used  Cars and Cost of Used Cars Sold

                                      Three Months Ended                              Nine Months Ended
                                         September 30,                                   September 30,
                                ------------------------------    Percentage    ------------------------------   Percentage
                                     2002           2001            Change           2002           2001           Change
                                ------------------------------  --------------- ------------------------------ ---------------

Number of Used Cars Sold               11,434           11,907         (4.0%)          38,802           38,365          1.1%
                                ==============================                  ==============================

Sales of Used Cars              $     121,133   $      110,237           9.9%   $     383,614    $     346,342         10.8%
Cost of Used Cars Sold                 72,370           62,622          15.6%         226,724          196,102         15.6%
                                ------------------------------                  ------------------------------
Gross Margin                    $      48,763           47,615           2.4%   $     156,890    $     150,240          4.4%
                                ==============================                  ==============================
Gross Margin %                          40.3%            43.2%                          40.9%            43.4%

Per Car Sold:
Sales                           $      10,594   $        9,258          14.4%   $       9,886    $       9,028          9.5%
Cost of Used Cars Sold                  6,329            5,259          20.4%           5,843            5,111         14.3%
                                ------------------------------                  ------------------------------
Gross Margin                    $       4,265   $        3,999           6.6%           4,043            3,916          3.3%
                                ==============================                  ==============================

     For the three months ended September 30, 2002, the number of cars sold decreased 4.0% from the prior year, and remained relatively constant for the nine months ended September 30, 2002, compared to the same periods of the prior year. Revenues from Sales of Used Cars increased 9.9% and 10.8% for the three and nine months ended September 30, 2002, respectively, compared to the same periods of 2001. The decline in the number of used cars sold is primarily related to the initial customer uncertainty in September associated with the launch of DriveTime. We anticipated a short-term decline in sales volumes related to the DriveTime launch, and October sales volumes increased as planned, and are in excess of 2001 levels. Through our analysis of the primary factors that influence loan performance, we determined that a higher cost and better quality vehicle positively affects the gross loan loss rate across all credit grades. We made a decision to upgrade the quality of our vehicle inventory throughout 2001 and have continued to increase the quality of our vehicles in the nine months ended September 30, 2002. As a result, the total Sales of Used Cars, total Cost of Used Cars Sold, the average sales price, and the average cost of used cars sold increased. The average sales price increased 14.4% and the cost of a vehicle increased 20.4% compared to the third quarter of 2001. The average dollar gross margin per car had a 6.6% increase between periods. When we increased the quality and related cost of vehicles, the margin decreased from 43.2% to 40.3%, because we do not calculate sales price as a direct percentage of cost.

     Our Internet site continues to be a valuable tool generating a steady flow of credit applications, which lead to the closing of sales at our dealerships. We accept credit applications from potential customers via our website, located at www.drivetime.com. Our employees review the credit applications received over the web, and then contact the customers and schedule appointments at our dealerships. During the third quarter of 2002, applications received via our internet site generated 1,500 cars sold, down from 1,730 for the third quarter 2001. We believe the decrease is temporary and is related to the switch from the prior Ugly Duckling website to the new DriveTime website on September 1, 2002. However, due to the increase in sales price per car sold, the internet generated sales resulted in $16.0 million in revenue, up from $15.7 million in revenue during the same period of the prior year. For the nine months ended September 30, 2002, Internet applications generated 5,316 cars sold and $52.6 million in revenue, up from 5,189 cars sold and $45.9 million in revenue for the same period 2001.

     We finance substantially all of our used car sales. The percentage of used cars sold financed has remained constant for the three and nine months ended September 30, 2002 versus the comparable periods of 2001. We have experienced an increase in the percentage of sales revenue financed because of a slight decrease in the average down payment as a percentage of the sales price. We determine down payment based upon credit grade of customer, and not based on the sales price of the car sold; therefore, as the average sales price of cars increased due to our focus on better quality cars, the amount financed as a percentage of revenue has correspondingly increased. In addition, for repeat customers that have paid us well on their previous loan, we do not require a down payment on their next purchase. The loan loss rate for repeat customers is significantly better than new customers, as a result we have emphasized the sale of cars to repeat customers in 2002, thus lowering the overall average down payment amount. The average down payment amount for new customers was $888 in the third quarter of 2002 compared to $871 in the third quarter of 2001. The amount financed consists of the sales price, plus tax, title, license and other fees, less the down payment. The amount of the sales tax, title, license and other fees exceeded the down payment amount in the third quarter, resulting in an amount financed slightly greater than the sales revenues. The following table indicates the percentage of sales units and revenue financed:

                                                  Three Months Ended               Nine Months Ended
                                                    September 30,                    September 30,
                                             ----------------------------- -------------------------------
                                                  2002           2001           2002           2001
                                             ----------------------------- -------------------------------
Percentage of used cars sold financed               99.7%          99.5%          99.6%          99.5%
                                             ============================= ===============================

Percentage of sales revenue financed               100.7%          99.0%          99.5%          97.8%
                                             ============================= ===============================

Provision for Credit Losses

     The following is a summary of the Provision for Credit Losses:

                                      Three Months Ended                              Nine Months Ended
                                         September 30,                                  September 30,
                                 ------------------------------   Percentage    -----------------------------    Percentage
                                      2002           2001           Change           2002           2001           Change
                                 ------------------------------ --------------  ----------------------------- ---------------
Provision for Credit Losses      $      37,712  $        48,755       (22.6%)   $     121,474  $      119,985           1.2%
                                 ==============================                 =============================
Provision per loan originated    $       3,307  $         4,116       (19.7%)   $       3,143  $        3,143           0.0%
                                 ==============================                 =============================
Provision as a percentage of
  principal balances originated          30.9%            44.7%                         31.8%           35.4%
                                 ==============================                 =============================

     The Provision for Credit Losses, as a percentage of principal balances originated, decreased to 30.9% and 31.8% for the three and nine months ended September 30, 2002, compared to 44.7% and 35.4% for the three and nine months ended September 30, 2001. Company policy is to maintain an Allowance for Credit Losses ("Allowance") for all loans in its portfolio to cover estimated net charge-offs for the next 12 months. The decrease in provision rate in the 3rd quarter of 2002 reflects lower loss rates emerging for loans originated since March 2001 resulting from the improved underlying credit quality mix of originations due to improved credit standards and the introduction of loan grading in June 2001. As a result, 2001 and 2002 originations are performing better to date than loans originated in prior periods. In the 3rd quarter of 2001, the Provision for Loan Losses was significantly higher at 44.7% of originations due to the effects of the recession and the related performance of loans originated prior to 2001 that did not have the benefit of the new higher credit standards and that emerged at loss levels higher than previously estimated; plus, the higher provision rate also reflected the decrease in origination volume in 2001 compared to 2000. The amount financed per loan originated increased from $8,874 to $9,881 for the nine months ended September 30, 2001 and 2002, respectively. The net result is an increase in the Provision for Credit Losses in total dollars and no change in the Provision Amount per Loan Originated, even though the Provision as a percentage of the amount financed for the nine months ended September 30 decreased from 35.4% in 2001 to 31.8% in 2002.

     See "Static Pool Analysis" below for further Provision for Credit Loss discussion.

Net Interest Income

                                 Three Months Ended                            Nine Months Ended
                                   September 30,                                 September 30,
                            -----------------------------   Percentage   ----------------------------  Percentage
                                 2002          2001           Change          2002          2001         Change
                            -----------------------------  ------------- ---------------------------- -------------
Interest Income             $     36,478   $       35,000         4.2%   $     105,047  $     103,744        1.3%
Portfolio Interest Expense       (5,551)          (7,489)      (25.9%)        (17,945)       (23,500)     (23.6%)
                            ------------   --------------                -------------  -------------
Net Interest Income         $     30,927   $       27,511        12.4%   $      87,102  $      80,244        8.5%
                            =============================                ============================

Average Effective Yield            25.9%            26.5%                        26.1%          26.5%
                            =============================                ============================
Average Borrowing Cost              5.8%             8.0%                         6.6%           8.1%
                            =============================                ============================

     Interest Income consists primarily of interest on finance receivable principal balances, plus interest income from investments held in trust. The increase in Net Interest Income is mostly attributable to an increase in the average principal balances to $575.1 million and $552.0 million for the three and nine months ended September 30, 2002, respectively, versus $536.9 million and $533.0 million for the same periods of 2001. The average effective yield on finance receivables decreased to 25.9% from 26.5% for the three months ended September 30, 2002 and 2001, respectively, and to 26.1% from 26.5% for the nine months ended September 30, 2002 and 2001, respectively. The decline in average yield in 2002 related primarily to (i) the lower interest rates offered under our new RateAdvantage Program and (ii) in certain states the maximum interest rates allowed is lower for newer model year cars and, as we have improved our inventory, the interest rates allowed on these newer vehicles has been capped. We experienced a decrease in interest earned on investments held in trust from $0.6 million and $2.4 million for the three and nine months ended September 30, 2001, respectively, to $0.3 million and $1.0 million for the three and nine months ended September 30, 2002, respectively. This decrease was primarily related to lower money market rates during the first nine months of 2002.

     Portfolio interest expense consists primarily of interest on our revolving warehouse facility and the Class A obligations issued in our securitization transactions from the collateralized borrowings on the portfolio. Portfolio interest expense was $5.6 million and $17.9 million for the three and nine months ended September 30, 2002, respectively, a decrease from $7.5 million and $23.5 million for the same periods of the previous year. The decrease is due to lower borrowing costs as a result of a decline in our benchmark interest rates, and due to borrowing less under the combination of the warehouse line and securitizations as a result of securing the inventory line in August of 2001, which are included in other interest expense.

Income before Operating Expenses

     Income before Operating Expenses increased 59.2% to $42.0 million for the three months ended September 30, 2002, up from $26.4 million for the same period in 2001. Income before Operating Expenses increased to $122.5 million for the nine months ended September 30, 2002, up from $110.5 million for the same period in 2001, a 10.9% increase. The increase in Income before Operating Expenses resulted from an increase in the gross margin from sales of used cars, a decrease in the loan loss provision rate as a percentage of originations, an increase in net interest income primarily due to an increase in the average principal balances, and a decrease in portfolio interest expense related to lower borrowing rates.

Operating Expenses

                               Three Months Ended                             Nine Months Ended
                                 September 30,                                   September 30,
                          -----------------------------   Percentage   -----------------------------    Percentage
                               2002          2001          Change           2002          2001            Change
                          ----------------------------- -------------- -----------------------------  --------------

Operating Expenses        $    35,206   $        35,230       (0.1%)   $      104,465   $    108,005         (3.3%)
                          =============================                =============================

Per Car Sold              $     3,079   $         2,959         4.1%   $        2,692   $      2,815         (4.4%)
                          =============================                =============================

As % of Total Revenue           22.3%             24.3%                         21.4%          24.0%
                          =============================                =============================

     Operating expenses, which consist of selling, marketing, general and administrative and depreciation/amortization expenses, remained constant quarter over quarter; whereas Operating Expenses for the nine month periods ended September 30, decreased to $104.5 million in 2002 from $108.0 million in 2001. The decrease in Operating Expenses for the nine months ended September 30 was primarily due to numerous cost savings initiatives initiated during 2001, including consolidating collection and loan servicing centers by closing two of our four centralized facilities and completing a reduction in work force of primarily corporate staff in the fourth quarter of 2001. In January of 2002, we incurred a $0.8 million charge related to a second reduction in work force to save an additional $1.7 million per annum in salary, wages and benefits. Offsetting these cost reductions were additional costs incurred in the 3rd quarter of 2002 related to the rollout of DriveTime, consisting of a $0.8 million charge for the write-off of disposed assets related to the refurbishment of our dealerships and $0.6 million in other launch related expenses.

Other Interest Expense

     Other Interest Expense, which consists of interest on Other Notes Payable and Subordinated Notes Payable, totaled $2.4 million and $7.1 million for the three and nine months ended September 30, 2002, respectively, versus $2.7 million and $8.6 million for the comparable periods of the prior year. The average outstanding balance for Other Notes Payable was $46.8 million and $42.2 million for the three and nine months ended September 30, 2002, respectively, and $41.8 million and $38.9 million for the comparable periods of 2001. The changes to Other Notes Payable is primarily attributable to changes to the amount borrowed under the revolving inventory facility and the Company renewing and increasing the balance outstanding on its senior secured loan facility in July 2002, partially offset by a reduction in mortgage interest related to the sale of certain dealerships to Verde Investments in January 2002. The monthly average outstanding balance of Subordinated Notes Payable was $24.9 million and $27.0 million for the three and nine months ended September 30, 2002, respectively, and $34.0 million and 38.0 million for the comparable periods of 2001. The decrease related primarily to scheduled principal reductions on the $13.5 million senior subordinated note payable to a related party, principal reductions on the $7.0 million subordinated note to a related party, and the repurchase in June 2001 of $3.6 million in principal of the subordinated debentures due in 2003. See Note (4) of the Notes to the Condensed Consolidated Financial Statements for further discussion.

Income Taxes

     Income taxes totaled $2.0 million and $5.2 million for the three and nine months ended September 30, 2002, versus a benefit of $4.7 million and $2.5 million for the same periods in 2001. Our effective tax rate was 41% for the three and nine months ended September 30, 2002 and 2001. In addition, the income taxes for the three and nine months ended September 30, 2002, include approximately $0.3 and $0.6 million charge for a change in estimate for tax deficiencies.

Net Earnings

     Net Earnings totaled $2.3 million and $5.8 million or the three and nine months ended September 30, 2002, respectively, as compared with a $6.8 million loss million and $3.6 million loss for the three and nine months ended September 30, 2001, respectively. The increases in Net Earnings are primarily due to an increase in the gross margin from sales of used cars, a decrease in the loan loss provision rate as a percentage of originations, an increase in net interest income primarily due to an increase in the average principal balances, and a decrease in portfolio interest expense related to lower borrowing rates.

Business Segment Information

     We report our operations based on three operating segments. These segments are reported as Retail, Portfolio and Corporate Operations. See Note (6) to the Condensed Consolidated Financial Statements.

     Operating Expenses for our business segments, along with a description of the included activities, for the three and nine months ended September 30, 2002 and 2001 are as follows:

     Retail Operations. Operating expenses for our Retail segment consist of Company marketing efforts, maintenance and development of dealership and inspection center sites, and direct management of used car purchases, reconditioning and sales activities. A summary of retail operating expenses follows ($ in thousands, except per car sold amounts):

                                          Three Months Ended                         Nine Months Ended
                                            September 30,                              September 30,
                                     ---------------------------      %        -----------------------------      %
                                         2002         2001          Change         2002           2001          Change
                                     --------------------------- ------------- -------------- -------------- --------------
  Retail Operations:
    Selling and Marketing            $      5,982  $       6,084       (1.7%)  $      19,732  $       19,945       (1.1%)
    General and Administrative             12,851         13,867       (7.3%)         39,296          43,380       (9.4%)
    Depreciation and Amortization           1,107          1,419      (22.0%)          3,308           4,108      (19.5%)
                                     ---------------------------               -------------- --------------
         Retail Expense              $     19,940  $      21,370       (6.7%)  $      62,336  $       67,433       (7.6%)
                                     ===========================               ============== ==============
Per Car Sold:
    Selling and Marketing            $        523  $         511         2.4%  $         509  $          520       (2.1%)
    General and Administrative              1,124          1,165       (3.5%)          1,013           1,131      (10.4%)
    Depreciation and Amortization              97            119      (18.5%)             85             107      (20.6%)
                                     ---------------------------               -------------- --------------
       Total                         $      1,744  $       1,795       (2.8%)  $       1,607  $        1,758       (8.6%)
                                     ===========================               ============== ==============

As % of Used Cars Sold Revenue:
    Selling and Marketing                    4.9%           5.5%                        5.1%            5.8%
    General and Administrative              10.6%          12.6%                       10.2%           12.5%
    Depreciation and Amortization            0.9%           1.3%                        0.9%            1.2%
                                     ---------------------------               -------------- --------------
       Total                                16.4%          19.4%                       16.2%           19.5%
                                     ===========================               ============== ==============

     Total Selling and Marketing expenses remained fairly constant in total amount and on a per car sold basis for 2002 and 2001; however, due to the increase in the average sales price of vehicles in 2002, Selling and Marketing expenses decreased as a percentage of used cars sold revenue.

     General and Administrative expenses decreased in total dollars, on a per car sold basis and as a percentage of sales of used cars for the three and nine months ended June 30, 2002, principally due to a reduction in work force and other general cost saving initiatives.

     Depreciation and Amortization expenses decreased in total dollars, on a per car sold basis and as a percentage of cars revenue for the three and nine months ended September 30, 2002, primarily due to the discontinuation of depreciation on $3.8 million original cost of buildings as a result of the sale of the six properties to Verde investments and the discontinuation of goodwill amortization in 2002 upon the adoption of SFAS No. 142. See Notes (3) and (9) of the Notes to Condensed Consolidated Financial Statements for further discussion.

     Portfolio Operations. Operating expenses for our Portfolio segment consist of loan servicing and collection efforts, securitization activities, and other operations pertaining directly to the administration and collection of the loan portfolio. A summary of portfolio operating expenses follows ($ in thousands, except expense per month per loan serviced):

                                         Three Months Ended                          Nine Months Ended
                                           September 30,              %                September 30,               %
                                     ---------------------------                ----------------------------
                                         2002         2001          Change          2002           2001          Change
                                     --------------------------- -------------  --------------  -------------  -------------
  Portfolio Expense:
    General and Administrative       $      7,364  $       7,286         1.1%  $      21,193  $       22,653       (6.4%)
    Depreciation and Amortization             237           236          0.4%            736             732         0.5%
                                     ---------------------------                -------------  -------------
       Portfolio Expense             $      7,601  $       7,522         1.1%  $      21,929  $       23,385       (6.2%)
                                     ===========================                =============  =============

Average Expense per Month per
   Loan Serviced                     $      29.51  $       28.99               $       28.63  $        29.60
                                     ===========================                =============  =============

Annualized Expense as % of  End
   of Period Principal Balances              5.2%           5.6%                        5.0%            5.8%
                                     ===========================                =============  =============

     Portfolio Expenses in total and per month per loan serviced remained relatively unchanged for the three months ended September 30, 2002 and 2001. The decrease in Portfolio Expenses both in total and per month per loan serviced for the nine months ended September 30, 2002, compared to the same periods in 2001, is primarily a result of efficiencies gained with the closing of the collection and loan administration facilities in Florida and Texas during the first quarter of 2001 and other general cost saving initiatives. The nine months ended September 30, 2001, include a $0.6 million restructuring charge related to the closure of those facilities.

     Corporate Operations. Operating expenses for our Corporate segment consist of costs to provide managerial oversight and reporting for the Company, develop and implement policies and procedures, and provide expertise to the Company in areas such as finance, legal, human resources and information technology. A summary of corporate expenses follows ($ in thousands, except per car sold amounts):

                                          Three Months Ended                                  Nine Months Ended
                                             September 30,                                     September 30,
                                    --------------------------------      %         ---------------------------------       %
                                         2002            2001           Change           2002              2001           Change
                                    --------------- ---------------- -------------  ----------------- ---------------  -------------
  Corporate Expense:
    General and Administrative      $         6,889 $          5,654       21.8%    $          17,958 $        14,846         21.0%
    Depreciation and Amortization               776              684       13.5%                2,242           2,341        (4.2%)
                                    --------------- ----------------                ----------------  ---------------
       Corporate Expense            $         7,665 $          6,338       20.9%    $          20,200 $        17,187         17.5%
                                    --------------- ----------------                ----------------  ---------------

Per Car Sold                        $           670 $            532                $             521             448
                                    =============== ================                ================  ===============
As % of Total Revenues                         4.9%             4.4%                             4.1%            3.8%
                                    =============== ================                ================  ===============

          Corporate operating expenses as a percent of total revenue increased slightly for the three and nine months ended September 30, 2002, versus the same periods of 2001. Corporate expenses increased in total and on a per car sold basis, as compared to the same periods of the previous year, primarily due to the $0.8 million restructuring charge in January 2002 as result of the second reduction in work force, a $0.8 million charge for the write-off of disposed assets related to the refurbishment of our dealerships and approximately $0.6 million in other expenses related to the DriveTime launch, plus during the first nine months of 2002, the Company paid $0.9 million to Verde for the aircraft lease and reimbursement of various travel costs and other expenses incurred by Verde on behalf of the Company. See Note (3) to the Condensed Consolidated Financial Statements.

Financial Position

     The following table represents key components of our financial position ($ in thousands):

                                               September 30,      December 31,      Percentage
                                                   2002               2001            Change
                                            ------------------- ---------------- ---------------
Total Assets                                 $         695,314   $      647,657            7.4%

Finance Receivables, Net                               567,930          495,254           14.7%
Inventory                                               47,593           58,618         (18.8%)
Property and Equipment, Net                             33,447           37,739         (11.4%)
Net Assets of Discontinued Operations                       -             3,899         (100.0%)

Total Debt                                             493,814          461,074            7.1%
Notes Payable - Portfolio                              420,895          377,305           11.6%
Other Notes Payable                                     48,210           52,510          (8.2%)
Subordinated Notes Payable                              24,709           31,259         (21.0%)
Stockholders' Equity                         $         151,319   $      145,483            4.0%

     Total Assets. Total assets have increased primarily due to the increase in Finance Receivables, net, partially offset by the decrease in Inventory and in Net Property and Equipment.

     Inventory. Inventory represents the acquisition and reconditioning costs of used and new cars located at our dealerships and our inspection centers. The change in inventory from December 31, 2001, to September 30, 2002, is due to management's decision to increase inventory levels at the end of the year in preparation for the strong seasonal sale periods during the first and second quarters of the year. We have implemented changes to our inventory acquisition strategy to focus on auctions and to limit purchases from wholesalers. We believe this will help enable us to achieve our goal of purchasing higher quality inventory at better prices. For the three months ended September 30, 2002, we acquired our used car inventory from three sources: 80% from auctions, 10% from fleet sales, 6% from wholesalers and 4% from new car dealerships.

     Property and Equipment, net. Net Property and Equipment decreased from December 31, 2001, to September 30, 2002, by $4.3 million. The decrease was primarily related to ongoing depreciation of assets and the January 2002 sale and leaseback of six dealerships, with a net book value of $6.7 million, to Verde Investments, Inc. pursuant to the option agreement granted in 2001, as partial consideration for the $7.0 million subordinated loan made by Verde Investments, Inc., partially offset by capital expenditures made to refurbish all 76 dealerships for the DriveTime launch. See Note (3) to the Condensed Consolidated Financial Statements.

     Finance Receivables, net. Net Finance Receivables grew by $72.7 million or 14.7% during the nine months ended September 30, 2002. New originations for this period exceeded the portfolio runoff, consisting of regular principal payments, payoffs and charge-offs, by $66.7 million. Investments held in trust increased by $20.4 million primarily related to the increase in obligations issued under the Company's securitization program. Partially offsetting the growth in loan principal balances and investments held in trust was a $15.6 million increase in the Allowance for Credit Losses. See Note (2) to the Condensed Consolidated Financial Statements for the detail components of Finance Receivables, net.

     The following table reflects activity in the Allowance for Credit Losses, as well as information regarding charge-off activity, for the three and nine months ended September 30, 2002 and 2001 ($ in thousands):

                                      Three Months Ended                Nine Months Ended
                                         September 30,                    September 30,
                                -------------------------------- --------------------------------
Allowance Activity:                  2002            2001             2002            2001
                                -------------------------------- --------------------------------
Balance, Beginning of Period    $     116,200   $        101,589 $     101,900   $         99,700
Provision for Credit Losses            37,712             48,755       121,474            119,985
Other Allowance Activity                   -               (127)            -               (133)
Net Charge Offs                      (36,412)           (35,717)     (105,874)          (105,052)
                                -------------------------------- --------------------------------
Balance, End of Period          $     117,500   $        114,500 $     117,500   $        114,500
                                ================================ ================================

Charge off Activity:
Principal Balances              $    (45,361)   $       (45,655) $   (128,421)   $      (134,416)
Recoveries, Net                         8,949              9,938        22,547             29,364
                                -------------------------------- --------------------------------
Net Charge Offs                 $    (36,412)   $       (35,717) $   (105,874)   $      (105,052)
                                ================================ ================================

     The Allowance for Credit Losses is $117.5 million as of September 30, 2002, compared to $114.5 million as of September 30, 2001. The increase in the allowance for credit losses is due to the increase in loan principal balances from $537.9 million as of September 30, 2001 to $581.4 million as of September 30, 2002, partially offset by a decrease in the Allowance as a percentage of loan principal balance to 20.2% from 21.3% as of September 30, 2002 and 2001, respectively. The decrease in the Allowance as a percentage of loan principal balances as of September 30, 2002 is due to lower loss rates emerging for loans originated since March 2001 resulting from the improved underlying credit
quality  mix  of  originations   due  to  improved  credit   standards  and  the
introduction of loan grading. As a result, 2001 and 2002 originations are performing better to date than loans originated in prior periods. Partially offsetting the positive effects of improvements in credit quality mix and improved credit standards are the ongoing effects of the recession and the slow recovery. The Allowance as a percentage of loan principal is 20.2% as of September 30, 2002, 19.8% as of December 31, 2001, and 21.3% as of September 30, 2001.

     The Allowance for Credit Losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in our loan portfolio over the next twelve months and is reviewed on an ongoing basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Static Pool Analysis" below.

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

     Total Debt. Total Debt is comprised of Notes Payable - Portfolio, Other Notes Payable and Subordinated Notes Payable. We finance the increases in our loan portfolio and other assets primarily through additional borrowings on our warehouse line, additional securitizations and our inventory line of credit. See "Management's Discussion and Analysis of Financial Condition and Operation - Financing Resources" below.

     Notes Payable - Portfolio. Notes Payable - Portfolio consists of our warehouse line and securitizations. Notes Payable - Portfolio increased by $43.6 million during the nine months ended September 30, 2002. The amount of obligations outstanding pursuant to the Company's securitization program increased $52.8 million due to the increased loan portfolio principal balances and the timing of the securitizations. The amount outstanding under the warehouse line decreased by $9.0 million during the nine months ended September 30, 2002, primarily due to the increase in borrowings under our $45 million senior secured note payable related to the renewal and increase in the amount borrowed under the facility in July 2002.

     Other Notes Payable - The decrease in Other Notes Payable was primarily due to a decrease in the inventory line of $17.4 million, offset by a $19.0 million increase in borrowings under the $45 million senior secured note payable. In addition, on January 4, 2002, Verde Investments, Inc. ("Verde"), an affiliate of Mr. Ernest Garcia II, the Company's chairman, purchased six properties located in Texas, Virginia, and California, and simultaneously leased the properties to the Company on terms similar to the Company's current leases, 12 to 15 year triple net leases, with termination dates ranging from December 2013 to December 2016. In conjunction with this sale, Verde assumed responsibility for payments on approximately $4.1 million of principal mortgage balances. However, the Company guarantees these loans with the lenders. For further discussion, see Notes (3) and (4) of Notes to the Condensed Consolidated Financial Statements.

     Subordinated Notes Payable - The decrease in Subordinated Notes Payable was primarily due to the scheduled $2.0 million pay down of the senior subordinated notes payable to a related party during 2002 and a $5.4 million payoff of the remaining balance of the $7.0 million subordinated note payable to a related party. On April 1, 2002, Verde Investments transferred to Cygnet Capital Corporation ("CCC"), an affiliate of Verde and Mr. Ernest C. Garcia, the remaining balance of the $7.0 million note payable. In July 2002, a final principal payment of $1.4 million was made, representing the entire remaining balance of the $7.0 million subordinated note. On May 31, 2002, CCC purchased from an unrelated party the entire outstanding balance of the Company's senior subordinated notes payable. See Notes (3) and (4) of the Notes to the Condensed Consolidated Financial Statements.


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

     Currently reported cumulative losses may vary from those previously reported due to ongoing collection efforts on charged-off accounts, and the difference between final proceeds on the sale of repossessed collateral versus our estimates of the sale proceeds. Management, however, believes that such variations will not be material.

     The following table sets forth as of October 31, 2002, the cumulative net charge-offs as a percentage of original loan cumulative (pool) balances, based on the quarter of origination and segmented by the number of monthly payments completed by customers before charge-off. The table also shows the percent of principal reduction for each pool since inception and cumulative total net losses incurred (TLI).




                           Pool's Cumulative Net Losses as Percentage of Pool's Original
                                           Aggregate Principal Balance
                                                    ($ in thousands)

                              Monthly Payments Completed by Customer Before Charge-Off
                              --------------------------------------------------------
                     Orig.        0           3          6          12          18          24         TLI        Reduced
                     -----        -           -          -          --          --          --         ---        -------
   1993              $ 12,984    8.8%       21.4%      27.6%       32.8%       34.8%       35.3%      36.8%        100.0%
   1994              $ 23,589    5.3%       14.6%      19.6%       25.2%       27.5%       28.2%      28.8%        100.0%
   1995              $ 36,569    1.9%        8.1%      13.1%       19.0%       22.1%       23.4%      24.1%        100.0%
   1996              $ 48,996    1.5%        8.1%      13.9%       22.1%       26.2%       27.9%      28.9%        100.0%
   1997
   1st Quarter       $ 16,279    2.1%       10.7%      18.2%       24.8%       29.8%       32.0%      33.5%        100.0%
   2nd Quarter       $ 25,875    1.5%        9.9%      15.8%       22.7%       27.3%       29.4%      30.6%        100.0%
   3rd Quarter       $ 32,147    1.4%        8.3%      13.2%       22.4%       26.9%       29.1%      30.6%        100.0%
   4th Quarter       $ 42,529    1.4%        6.8%      12.6%       21.8%       26.0%       28.7%      29.9%        100.0%
   1998
   1st Quarter       $ 69,708    0.9%        6.9%      13.4%       20.8%       26.3%       28.7%      29.9%        100.0%
   2nd Quarter       $ 66,908    1.1%        8.0%      14.2%       21.7%       27.2%       29.1%      30.1%        100.0%
   3rd Quarter       $ 71,027    1.0%        7.9%      13.2%       22.9%       27.6%       30.1%      30.9%        100.0%
   4th Quarter       $ 69,583    0.9%        6.5%      13.0%       24.1%       28.8%       31.2%      32.0%        100.0%
   1999
   1st Quarter       $103,068    0.8%        7.4%      15.0%       23.4%       29.2%       31.3%      32.5%        100.0%
   2nd Quarter       $ 95,768    1.1%        9.8%      16.6%       25.1%       31.1%       33.4%      34.6%         99.9%
   3rd Quarter       $102,585    1.0%        8.2%      14.1%       25.1%       30.6%       33.4%      34.6%         99.6%
   4th Quarter       $ 80,641    0.7%        5.8%      12.5%       23.4%       28.8%       31.8%      33.0%         98.8%
   2000
   1st Quarter       $128,123    0.3%        6.5%      14.5%       24.0%       30.1%       33.0%      33.9%         96.8%
   2nd Quarter       $118,778    0.6%        8.5%      15.8%       25.8%       32.5%       34.9%      35.4%         93.1%
   3rd Quarter       $124,367    0.7%        7.7%      14.3%       25.7%       32.1%          x       34.9%         88.2%
   4th Quarter       $100,823    0.6%        6.6%      13.5%       25.7%       31.7%          -       33.0%         82.1%
   2001
   1st Quarter       $126,013    0.4%        6.3%      14.0%       24.3%          x           -       29.8%         75.2%
   2nd Quarter       $103,521    0.5%        6.2%      12.9%       21.7%          -           -       24.3%         64.3%
   3rd Quarter       $109,037    0.7%        5.3%      10.6%          x           -           -       19.1%         51.2%
   4th Quarter       $ 87,355    0.7%        5.1%      11.0%          -           -           -       15.0%         37.3%
   2002
   1st Quarter       $140,178    0.4%        5.6%         x           -           -           -        9.6%         29.2%
   2nd Quarter       $119,196    0.6%          x          -           -           -           -        4.3%         14.8%
   3rd Quarter       $122,092      x           -          -           -           -           -        0.3%          4.4%

     The following table sets forth the principal balances' delinquency status as a percentage of total outstanding contract principal balances from dealership operations:

                                 September 30,      September 30,      December 31,
Days Delinquent:                     2002               2001              2001
                               ------------------  ----------------  ----------------
Current                                    65.5%             67.4%             64.5%
1-30 Days                                  26.2%             24.0%             26.2%
31-60 Days                                  5.0%              5.3%              5.6%
61-90 Days                                  3.3%              3.3%              3.7%
                               ------------------  ----------------  ----------------
Total Portfolio                           100.0%            100.0%            100.0%
                               ==================  ================  ================

     In accordance with our charge-off policy, there are no accounts more than 90 days delinquent as of September 30, 2002.

     Accounts greater than 31 days delinquent decreased from 8.6% at September 30, 2001 to 8.3% at September 30, 2002. The improvement in delinquencies is primarily a combination of the positive effect of higher credit standards and the improved credit quality mix of originations since the first quarter of 2001, and the overall impact of the recession.

     The Provision for Credit Losses, as a percentage of principal balances originated, decreased to 30.9% and 31.8% for the three and nine months ended September 30, 2002, compared to 44.7% and 35.4% for the three and nine months ended September 30, 2001. Company policy is to maintain an Allowance for Credit Losses ("Allowance") for all loans in its portfolio to cover estimated net charge-offs for the next 12 months. The decrease in provision rate in the 3rd quarter of 2002 reflects lower loss rates emerging for loans originated since March 2001 resulting from the improved underlying credit quality mix of its originations due to improved credit standards and the introduction of loan grading. As a result, 2001 and 2002 originations are performing better to date than loans originated in prior periods. In the 3rd quarter of 2001, the Provision for Loan Losses was significantly higher at 44.7% of originations due to the effects of the recession and the related performance of loans originated prior to 2001 that did not have the benefit of the new higher credit standards and that emerged at loss levels higher than previously estimated; plus, the higher provision rate also reflected the decrease in origination volume in 2001 compared to 2000. The Allowance as a percentage of loan principal is 20.2% as of September 30, 2002, up from 19.8% as of December 31, 2001, and 21.3% as of September 30, 2001.

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

     The Class A obligations have historically received investment grade ratings. To secure the payment of the Class A obligations, the securitization subsidiaries have obtained an insurance policy from a AAA rated insurer that guarantees payment of amounts to the holders of the Class A obligations. In the second quarter of 2002, we entered into a commitment with XL Capital Assurance to insure, at a minimum, the 2002B securitization that was completed in August and the next two securitizations. The 2002A securitization and all previous securitizations with outstanding balances were insured by MBIA Insurance
Corporation.  Both of our  insurers,  XL Capital  Assurance  and MBIA  Insurance
Corporation, are rated AAA by Standard and Poor's and Aaa by Moody's. Additionally, we establish a cash "reserve" account for the benefit of the Class A obligation holders. The reserve accounts are classified in our consolidated financial statements as Investments Held in Trust and are a component of Finance Receivables, Net.

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

     On August 15, 2002, the Company closed its 23rd securitization, 2002B. 2002B consists of approximately $172.5 million in principal balances and the issuance of $150.0 million in Class A bonds, including a pre-funded amount of approximately $27.5 million. The coupon rate on the Class A bonds is 2.99%, the initial deposit into the reserve account is 7.25%, or approximately $12.5 million, and the reserve account maximum is 11.5%, subject to adjustment upon the occurrence of specified Termination Events or Portfolio Performance Events. The Class A bonds are insured by XL Capital Assurance, resulting in the following ratings: AAA by Standard and Poor's and Aaa by Moody's.

     While completing the 2002A securitization, insured by MBIA, we mutually agreed with MBIA to further diversify our lending sources, a process that we initiated in 2001 with our inventory and warehouse lending facilities. As a result, we engaged a different insurer, XL Capital Assurance ("XL"), for our second securitization of this year, 2002B, and for a minimum of the following two subsequent securitizations. As a condition for MBIA providing insurance for the 2002A securitization, the Company deposited an additional $2.3 million in an escrow account to protect MBIA from any potential losses on any active trusts they insure. MBIA has agreed that if an amendment to the Sale and Servicing Agreements and Appendices A thereto, in form and substance acceptable to the Insurer, is approved by the bondholders, and no termination Event has occurred under any of the Sales and Servicing Agreements that has not been unconditionally waived in writing by MBIA, that MBIA will consent to the release of the $2.3 deposit in escrow.

     For discussion of certain risks related to our securitization transactions, see "Securitization Transactions" set forth in Exhibit 99 to this Form 10-Q.

Liquidity and Capital Resources

     In recent periods, our needs for additional capital resources have leveled as we slowed the growth of our business. In addition to our normal recurring capital requirements, we refurbished all of our dealerships related to the change of our corporate name from Ugly Duckling to DriveTime. Total capital expenditures incurred in the 3rd quarter of 2002 related to the rollout of
DriveTime were approximately $5.7 million, and we anticipate additional expenditures of $0.6 million in the fourth quarter as we complete the refurbishment project. We funded the DriveTime capital improvements through our existing liquidity; however we have received preliminary approval from a leasing company and are in the process of finalizing a lease agreement for approximately $3.2 million of these capital improvements. In general, we require capital for:

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

    We fund our capital requirements primarily through:

o     operating cash flow,                                      o     our inventory line, and
o     securitization transactions,                              o     supplemental borrowings.
o     our revolving warehouse facility,

     For the remainder of 2002 and 2003, we believe we will have adequate liquidity for our operations. We closed our second securitization transaction of 2002 in August, and believe we will continue to be able to securitize our loan pools in future periods. We have engaged XL Capital Assurance to insure our third securitization in 2002, expected to close in December 2002 and our first securitization of 2003. In March of 2002, we renewed our $100 million warehouse credit facility for an additional 364-day period. On July 19, 2002, the Company renewed its senior secured loan facility with certain lenders and the facility was increased from $35 million to $45 million. In addition, our $36 million revolving inventory facility does not expire until June of 2003.

     We are considering the acquisition of new car francises and increasing the number of used car dealerships, to compliment our existing 76 dealerships. Our current plans are to acquire or open one to three new car franchises and one to five used car dealerships over the next 15 months. We have not entered into any definitive acquisition agreements at this time. We plan on funding any acquisitions or increases in dealerships with a combination of existing Company liquidity plus new debt secured by assets of the dealerships and/or entering into lease agreements.

     The IRS has completed its audits of the Company for 1997, 1998 and 1999 and the IRS has also notified the Company that it intends to perform an examination of the Company's tax year 2000. There can be no assurance as to the ultimate outcome of the year 2000 examination and the Company could become liable for current tax payments related to the timing of certain deductions that may materially impact the Company's liquidity. The IRS has not informed the Company of the timing or exact scope of this audit.

     We are in the process of delisting the Company's subordinated debentures from AMEX and discontinuing being a reporting company under the Exchange Act. The Company has less than 300 bondholders per debenture. The Company's chairman, and his affiliates, own approximately 30% of the outstanding bonds and there has been little to no trading in the bonds, even though they are listed on AMEX. Upon delisting of the debentures, the Company will no longer be required to be a reporting Company.

     For a discussion of certain risks that could affect our liquidity and capital resources, see Exhibit 99.1 to this form 10-Q.

Cash Flow

     Net cash provided by operating activities increased $31.6 million to $167.0 million in the nine months ended September 30, 2002, up from $135.4 million net cash provided by operating activities in the nine months ended September 30, 2001. This increase is primarily due to an increase in net earnings of $9.5 million and a decrease in other assets in 2002 related to the release of the cash collateral held for the $35 million senior secured note payable compared to an increase in other assets in 2001 primarily related to an increase in repo inventory.

     Net cash used in investing activities increased $45.5 million to $180.6 million during the nine months ended September 30, 2002 as compared to $135.1 million used during the same period of 2001. The increase in cash used in investing activities is primarily related to an increase in finance receivables originated due to increased sales price and volume.

     Net cash provided by financing activities increased $14.5 million to $12.6 million provided in the nine months ended September 30, 2002, as compared to $1.9 million net cash used during the same period of 2001. The increase in cash provided is primarily due to an increase in additions to notes payable portfolio because of larger pools of loans securitized during the nine months ending September 30, 2002 versus the same period in 2001, and due to an increase in additions to other notes payable relating to renewing our senior secured loan facility for $45 million. Primarily offsetting these increases in cash provided were repayments of the inventory line, warehouse facility, and other notes payable utilizing proceeds from the renewed senior secured loan facility and the new securitizations.

Financing Resources

     Securitizations. Our securitization program is a primary source of our working capital. Securitizations generate cash flow for us from the sale of Class A obligations, ongoing servicing fees, and excess cash flow distributions from collections on the loans securitized after payments on the Class A obligations, payment of fees, expenses, and insurance premiums, and required deposits to the reserve accounts. Securitizations also allow us to fix our cost of funds for a given loan portfolio. As of September 30, 2002, the Company was not in compliance with the monthly and quarterly calculation of the Debt to Tangible Net Worth covenant in its 2002B Trust, resulting in an event of default under the agreement. The breach in covenant was due to an error in the determination of the covenant test at the time the trust documentation was prepared. The insurer, XL Capital, has waived the covenant for the month and quarter ending September 30, 2002, and its rights under the event of default and agreed to amend the documentation with a more appropriate test going forward. In the 2001A Trust, the portfolio breached a portfolio delinquency test, resulting in an increase in the target reserve account level to 16% from 8%. The reserve levels as of October 15, 2002, was 10.4%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securitizations" for a more complete description of our securitization program.

     Revolving Warehouse Facility. In March 2002, the Company renewed its revolving warehouse facility with Greenwich Capital Financial Products, Inc. for an additional 364-day term through March 2003. The facility allows for maximum borrowings of $100 million during the entire renewed term, as compared to $75 million during the period May 1 through November 30 increasing to $100 million during the period December 1 through April 30 under the initial term. In addition, the 65% cap on the advance rate was removed and the calculation of the warehouse advance relative to the net securitization advance was improved by 2%. The lender maintains an option to adjust the advance rate to reflect changes in market conditions or portfolio performance. The interest rate on the facility is one-month LIBOR plus 2.80% (4.62% and 4.72% at September 30, 2002, and December 31, 2001, respectively). The facility is secured with substantially all Company assets. As a result of the event of default in the trust, although waived, an event of default was triggered in the warehouse agreement. The warehouse lender has agreed to waive this breach in the agreement. At September 30, 2002, the Company was in compliance with all other required covenants.

     Revolving Inventory Facility. On August 31, 2001, the Company entered into a $36 million revolving inventory facility with Automotive Finance Corporation ("AFC") that expires in June of 2003. The borrowing base is calculated on advance rates on inventory purchased, ranging from 80% to 100% of the purchase price. The interest rate on the facility is Prime plus 6.0% (10.75% at September 30, 2002, and at December 31, 2001). The facility is secured with the Company's automobile inventory. As a result of the event of default in the trust, although waived, an event of default was triggered in the revolving inventory facility agreement. AFC has agreed to waive this breach in the agreement. At September 30, 2002, the Company was in compliance with all other required covenants.

Supplemental Borrowings

     Senior Secured Note Payable. On July 19, 2002, the Company renewed its senior secured loan facility with certain lenders. The loan facility was increased from a $35 million loan facility to $45 million. Interest is payable at one-month LIBOR plus 500 basis points, a decrease of 100 basis points from the prior agreement (7.3% as September 30, 2002, and 7.90% as of December 31,
2001), with a minimum LIBOR of 2.125%, and has a term of approximately 30 months. The loan discount at funding was 5% or $2.25 million and there are no prepayment penalties. The facility is secured by the Company's retained interests in the residuals from its securitization transactions. Pursuant to the credit agreement, the Company must make principal payments of $1.5 million per month commencing January 2003. Beginning January 2004, through the term of the agreement, the minimum monthly principal payments increase to $2.25 million. As a result of the event of default in the trust, although waived, an event of default was triggered in the senior secured loan agreement. The senior secured lender has agreed to waive this breach in the agreement. At September 30, 2002, the Company was in compliance with all other required covenants.

     Senior Subordinated Secured Note. In January 2001, we borrowed $7.0 million in a subordinated loan from Verde Investments, Inc. ("Verde"), an affiliate of Mr. Garcia, secured by residual interests in the Company's securitization transactions but subordinate to the senior secured note payable. The loan requires quarterly interest payments at one-month LIBOR plus 600 basis points and is subject to pro rata reductions if certain conditions are met. As a condition to the $35 million senior secured note payable, Verde was required to invest the $7.0 million in us through a subordinated loan. The funds were placed in escrow as additional collateral for the $35 million senior secured loan. The funds were to be released in July 2001, if, among other conditions, the Company had at least $7 million in pre-tax income through June of 2001 and, at that time, Mr. Garcia would have guaranteed 33% of the $35 million facility. The Company did not meet this pre-tax income requirement for the first six months of 2001. As consideration for the loan, the Company released all options to purchase real estate that were then owned by Verde and leased to the Company. We also granted Verde the option to purchase, at book value, any or all properties currently owned by the Company, or acquired by the Company prior to the earlier of December 31, 2001, or the date the loan is repaid. Verde agreed to lease the properties back to the Company, on terms similar to our current leases, if it exercised its option to purchase any of the properties. In December 2001, Verde exercised its right to purchase from, and lease back to the Company, six properties having a net book value of approximately $6.7 million. This sale and leaseback transaction closed in January 2002, for six properties located in Texas, Virginia and California. As a result of the going private transaction, the warrants have been terminated. On April 1, 2002, Verde Investments transferred to Cygnet Capital Corporation ("CCC"), an affiliate of Verde and Mr. Ernest C. Garcia, the remaining $2.0 million balance of the $7.0 million note payable. The remaining balance was paid in full in July 2002.

     Senior Subordinated Notes. In February 1998, we borrowed a total of $15.0 million of subordinated debt from unrelated third parties for a three-year term. We issued warrants to the lenders of this debt to purchase up to 500,000 shares of our common stock at an exercise price of $10.00 per share, exercisable at any time until the later of February 2001, or when the debt was paid in full. On September 30, 2000, the Loan Agreement, Warrants and Warrant Agreements between us and certain Lenders under this Loan Agreement, were amended to: reduce the outstanding principal balance under the Loan Agreement from $15 million to $13.5 million; require us to take out one of the lenders in the facility by paying off that lender's $1.5 million share of the loan (which occurred), and cancel the number of outstanding warrants attributable to that portion of the loan; increase the interest rate under the Loan Agreement to 15%; extend the term of the Loan Agreement to February 12, 2003; and provide for the repayment of principal and the corresponding reduction of warrants under certain terms and conditions. This debt is senior to the subordinated debentures issued in our exchange offers (described below), and subordinate to our other indebtedness. With the closing of the going private transaction, the warrants were terminated. On May 31, 2002, Cygnet Capital Corporation, an affiliate of Verde and Mr. Garcia, purchased from an unrelated party the entire outstanding balance of the Company's senior subordinated notes payable. The senior subordinated notes have been modified to extend the principal maturity date to February 12, 2005 and to provide for earlier payment of principal out of the retained earnings of the Company, up to a maximum of $1.0 million per quarter, to the extent that the Company is in compliance with the covenant requirements of its various lenders. As of September 30, 2002, the outstanding balance was $3.0 million.

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

     Debt Shelf Registration. In 1997, we registered up to $200 million of our debt securities under the Securities Act of 1933. Upon the Company delisting of the debentures and discontinuing as a reporting company, the debt shelf registration will be terminated.

Capital Expenditures and Commitments

     On March 4, 2002, UDC Acquisition Corp. ("Acquisition"), an entity wholly owned by UDC Holdings Corp., completed a short form merger with and into the Company. The Company was the surviving corporation under the short form merger. UDC Holdings capitalized Acquisition with a combination of cash, common stock of the Company and a receivable from UDC Holdings representing a commitment to fund the final payment to dissenting shareholders. Since the consummation of the Merger, Ray Fidel, DriveTime Car Sales and Finance Corp.'s executive vice president and chief operating officer, has acquired a minority interest in UDC Holdings Corp., along with Greg Sullivan, President. Mr. Garcia has a majority interest in UDC Holdings Corp. See Management's Discussion and Analysis of Financial Condition - Part II Other Information - Item 1. Legal Proceedings.

     In addition to our normal recurring capital requirements, we refurbished all of our dealerships related to the change of our corporate name from Ugly Duckling to DriveTime. Total capital expenditures incurred in the 3rd quarter of 2002 related to the rollout of DriveTime were approximately $5.7 million, and we anticipate additional expenditures of $0.6 in the fourth quarter as we complete the refurbishment project. We funded the DriveTime capital improvements through our existing liquidity; however, we have received preliminary approval from a leasing company are in the process of finalizing a lease agreement for approximately $3.2 million of these capital improvements.

     Beginning in June 2002, the Company launched a pilot limited warranty program in the Phoenix market offering a 90 day/3,000 mile major mechanical and air conditioning coverage. In July 2002, we rolled out this program to all of our dealerships. We also offered, for a limited time, a 4 year/40,000 limited warranty for the new Daewoo vehicles purchased. We disclaim any obligation for vehicle related problems outside the scope of the warranty. However, there can be no assurance that these disclaimers will be upheld in every instance. Also, under certain state laws, implied or other warranties may now apply.

     In August 2002, we entered into an agreement with the Daewoo bankruptcy trustee to purchase 1,941 new Daewoo vehicles and paid a $0.7 million deposit to the trustee. In September 2002, we paid $6.7 million of the purchase price to the trustee and took delivery 862 vehicles. We anticipate paying the $7.6 million remaining purchase price and taking delivery of the additional 1,079 vehicles in the 4th quarter of 2002. We plan to fund this purchase primarily though draws on our inventory credit facility.

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

     Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The following are the Company's critical accounting policies.

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

Recent Accounting Pronouncements

     In October 2002, the Financial Accounting Standards Board issued FASB Statement No. 147, Acquisitions of Certain Financial Institutions, which requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill and should be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. This statement applied for all acquisitions of financial institutions, except those between two or more mutual enterprises. Management does not expect the adoption of Statement No. 147 will have an effect on the Company's financial statements.

     In July 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal
Activities, which revises accounting for specified employee and contract terminations that are part of restructuring activities. Statement No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing profit lines, terminating employees and contracts, and relocating plant facilities or personnel. Under Statement No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirement can shift expense recognition from one quarter or fiscal year to another. The provisions of Statement No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not expect the adoption of Statement No. 146 will have an effect on the Company's financial statements.

     In April 2002, the Financial Accounting Standards Board issued FASB Statement No. 145, Rescission of Statement No. 4, 44 and 64, Amendment of Statement No. 13, and Technical Corrections (SFAS No. 145). SFAS No. 145 will rescind SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. The provisions of Statement No. 145 are effective for fiscal years beginning after May 15, 2002. The Company has elected to do early adoption of SFAS No. 145, which resulted in the reclassification of an extraordinary item resulting from the gain from the early extinguishment of debt that occurred in the three months ended June 30, 2001.

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

     The Company adopted the provisions of Statement No. 141 as of July 1, 2001, and Statement No. 142 effective January 1, 2002. Statement No. 141 required upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. In conjunction with the adoption of Statement No. 142, the Company has allocated the entire goodwill balance to the Retail Operations Segment. During the second quarter of 2002, the Company finalized the required impairment tests of goodwill as of January 1, 2002. The Company does not have an impairment of goodwill as of the date of adoption. In addition, upon adoption we discontinued amortizing goodwill. For the three months ended September 30, 2001, the Company had approximately $0.2 million in amortization expense. As of September 30, 2002, the Company has unamortized goodwill of approximately $11.6 million within the retail segment. (For further discussion on SFAS No. 141 and 142, see Management's Discussion and Analysis of Financial Condition- Recent Accounting Pronouncements.)

We Make Forward Looking Statements

     This Report includes statements that constitute forward-looking statements within the meaning of the safe harbor provisions of the Private and Securities Litigation Reform Act of 1995. We claim the protection of the safe-harbor for our forward-looking statements. Forward-looking statements are often characterized by the words "may," "anticipates," "believes," "estimates," "projects," "expects" or similar expressions and do not reflect historical facts. Forward-looking statements in this report relate, among other matters, to: opening additional new and used car dealerships; our name change to DriveTime and strategic operating changes, including the impacts of new programs such as DriveCare and RateAdvantage (including the impact on our portfolio average APR), funding for DriveTime improvements; economic conditions; anticipated financial results, such as sales, profitability, other revenues and loan portfolios, improvements in underwriting including credit scoring, adequacy of the allowance for credit losses, and improvements in recoveries and loan performance, including delinquencies and charge offs; selling and marketing expenses remaining constant through year end; retaining the warehouse and inventory lines of credit; the success of cost savings initiatives and restructurings; improvements in inventory, inventory acquisition, and inventory mix, including higher priced inventory and improved loan performance on such inventory; release of deposits held in escrow; continuing to complete securitization transactions; and internet generated sales growth and loan performance. Forward looking statements include risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward looking statements, some of which we cannot predict or quantify. Factors that could affect our results and cause or contribute to differences from these forward-looking statements include, but are not limited to: any decline in consumer acceptance of our car sales strategies or marketing campaigns; any inability to finance our operations in light of a tight credit market for the sub-prime industry and our current financial circumstances; any deterioration in the used car finance industry or increased competition in the used car sales and finance industry; any inability to monitor and improve our underwriting and collection processes; any changes in estimates and assumptions in, and the ongoing adequacy of, our allowance for credit losses; any inability to continue to reduce operating expenses as a percentage of sales; increases in interest rates; the failure to efficiently and profitably manage acquisitions and/or new car dealerships; adverse economic conditions; any material litigation against us or material, unexpected developments in existing litigation; and any new or revised accounting, tax or legal guidance that adversely affect used car sales or financing and developments with respect to the going private transaction. Forward-looking statements speak only as of the date the statement was made.
Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found throughout this Form 10-Q and specifically those set forth in Exhibit 99.1 hereto. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or for any other reason. References to DriveTime Automotive Group, Inc. as the largest chain of buy-here pay-here used car dealerships in the United States is management's belief based upon the knowledge of the industry and not on any current independent third party study.

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

     Our financial instruments consist primarily of fixed rate finance receivables, residual interests in pools of fixed rate finance receivables, fixed rate notes receivable, and variable and fixed rate notes payable. Our finance receivables are classified as sub-prime loans and generally bear interest at the lower of 29.9% or the maximum interest rate allowed in states that impose interest rate limits. At September 30, 2002, the scheduled maturities on our finance receivables ranged from one to 45 months for used cars and the scheduled maturities on our finance receivables for new cars is 48 months, with a weighted average maturity of 30.0 months. In March 2002, we launched a pilot interest rate program in the Phoenix market called RateAdvantage that offers interest rates ranging from 9.9% to 29.9% depending upon the customer's credit grade and the size of the down payment. By July 2002, we began offering the RateAdvantage interest rate program at all of our dealerships. This will impact the overall average interest rate of our finance receivable portfolio. The interest rates we charge our customers on finance receivables has not changed as a result of fluctuations in market interest rates, although we may increase the interest rates we charge in the future if market interest rates increase. A large component of our debt at September 30, 2002, is the Collateralized Notes Payable (Class A obligations) issued under our securitization program. Issuing debt through our securitization program allows us to mitigate our interest rate risk by reducing the balance of the variable revolving line of credit and replacing it with a lower fixed rate note payable. We are subject to interest rate risk on fixed rate Notes Payable to the extent that future interest rates are lower than the interest rates on our existing Notes Payable.

     We believe that our market risk information has not changed materially from December 31, 2001. See Exhibit 99.1 for further information on Forward Looking Statements and Risk Factors.


                                     ITEM 4.

                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The Company's management, including the Company's chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the evaluation date.

Changes in Internal Controls
There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

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

    In April of 2002, the Company was served in Texas as a defendant in a purported class action lawsuit captioned Felix Rather III, et. al vs. Dallas Automotive Sale and Service, et. al (including Ugly Duckling Car Sales, now dba DriveTime, and Ugly Duckling Credit Corporation, now known as DriveTime Credit Corporation), 192nd Judicial District, Dallas County, Texas (state court case). A group of law firms in Texas have sued a large number of Dallas county auto dealers (including the Company) alleging the auto dealers have charged customers interest on deferred sales taxes and overcharged in the sale and financing of customers. It is our understanding more lawsuits have been filed in other Texas counties. We believe the claims against us are without merit and intend to vigorously defend against them.

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

     On February 4, 2002, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release documenting the settlement of the Delaware litigation and providing for a final hearing for court review and approval of the settlement. A mailing was sent to the shareholders in mid-February and this hearing was held on April 17, 2002. On April 18th, the court entered its final decision approving the settlement and finding it fair, reasonable and in the best interests of the class, certifying the class for purposes of the settlement, compromising and releasing all claims with prejudice on the merits and awarding attorneys' fees and costs to the plaintiffs' in the amount of $1,050,000. A notice of appeal was filed by two dissenting shareholders prior to the expiration date; their appeal has been denied. The court order was final as of November 12, 2002. Plaintiffs' counsel is not entitled to their fees and costs until five days after the court order is final. An additional objection to the settlement has been informally raised by objecting shareholders. We expect this objection to be rejected by the court. We do not believe the objection affects the finality of the court order although we are seeking court affirmation of such. The Company also reached an agreement with its directors' and officers' liability insurance carrier to reimburse the Company for the payment of the plaintiffs' fees and costs (assuming final court approval of the settlement).

     Shortly after the expiration of the Amended Tender Offer, the Company mailed to the shareholders who did not tender their shares a notice outlining the procedures they were required to follow if they wished to dissent from the merger and seek appraisal of their shares. Under Delaware law, these shareholders had 20 days from the date of the mailing of the notice to notify the Company of their intention to assert appraisal rights. If such notice was made timely, dissenting shareholders were required to file a petition for appraisal in the Delaware Court of Chancery within 120 days of the effective date of the merger in order to preserve their appraisal rights. Dissenters who failed to file a petition for appraisal within this time period will only be entitled to the merger consideration of $3.53 per share. Two appraisal rights actions were filed in Delaware during this 120 day period. The court will now determine which shareholders are entitled to appraisal rights and appraise the shares of such shareholders. UDC Holdings has agreed to fund the payment of the final appraisal amount to dissenting shareholders.

Item 2.  Changes in Securities and Use of Proceeds.

     (a)  None
     (b)  None
     (c)  None
     (d)  Not Applicable

Item 3.  Defaults Upon Senior Securities.

     As of September 30, 2002, the Company was not in compliance with the monthly and quarterly calculation of the Debt to Tangible Net Worth covenant in its 2002B Trust, resulting in an event of default under the agreement. The breach in covenant was due to an error in the determination of the covenant test at the time the trust documentation was prepared. The insurer, XL Capital, has waived the covenant for the month and quarter ending September 30, 2002, and its rights under the event of default and agreed to amend the documentation with a more appropriate test going forward. In the 2001A Trust, the portfolio breached a portfolio delinquency test, resulting in an increase in the target reserve account level to 16% from 8%.

     As a result of the event of default in the 2002B trust, although waived, an event of default was triggered in the warehouse agreement. The warehouse lender has agreed to waive this breach in the agreement. At September 30, 2002, the Company was in compliance with all other required covenants.

     As a result of the event of default in the 2002B trust, although waived, an event of default was triggered in the senior secured loan agreement. The senior secured lender has agreed to waive this breach in the agreement. At September 30, 2002, the Company was in compliance with all other required covenants.

     As a result of the event of default in the 2002B trust, although waived, an event of default was triggered in the revolving inventory facility agreement. AFC has agreed to waive this breach in the agreement. At September 30, 2002, the Company was in compliance with all other required covenants.


Item 4.  Submission of Matters to a Vote of Security Holders.

   None

Item 5.  Other Information.

   None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit 10.1    -Amended and Restated  Senior  Secured Loan  Agreement  between the  Registrant  and Certain  Lenders, dated July 19, 2002
Exhibit 10.2    -Aircraft  Lease  Agreement  between the Registrant and Verde  Investments,  Inc.,  dated November 1, 2002
Exhibit 10.3    -Covenant Waiver dated November 6, 2002, between the Registrant and Greenwich Capital Financial Products, Inc.
Exhibit 10.4    -Covenant Waiver dated November 6, 2002, between the Registrant and Automotive Finance Corporation
Exhibit 10.5    -Covenant Waiver dated November 13, 2002, between the Registrant and XL Capital Assurance
Exhibit 10.6    -Covenant Waiver dated November 6, 2002, between the Registrant and various lenders
Exhibit 99.1    -Statement Regarding Forward Looking Statements and Risk Factors
Exhibit 99.2    -Certifications by Greg Sullivan, CEO, and Mark Sauder, CFO

(b) Reports on Form 8-K.

     During the third quarter of 2002, the Company filed two reports on Form 8-K. The first report on Form 8-K, dated July 19, 2002, and filed July 24, 2002, reported Ugly Duckling's closing the renewal of a $45 million secured loan facility with certain lenders and revised calculations found in fact no termination events had been triggered, as previously announced. The second report on Form 8-K, dated and filed August 30, 2002, reported the name change and new financing program. A press release dated August 28, 2002 and entitled "Ugly Duckling Announces Change to DriveTime and Introduction of 0% Financing" was filed as an exhibit to this 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         DRIVETIME AUTOMOTIVE GROUP, INC.

         /s/     MARK G. SAUDER
       -----------------------------------------------------------------------
         Mark G. Sauder
         Vice President and
         Chief Financial Officer
         (Principal Financial and Accounting Officer)

Date:  November 13, 2002

CERTIFICATIONS

I, Gregory B. Sullivan, CEO, certify that:

1. I have reviewed this quarterly report on Form 10-Q of DriveTime Automotive Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: November 13, 2002           DRIVETIME AUTOMOTIVE GROUP, INC.

                                        /s/     GREGORY B. SULLIVAN
                                      ----------------------------------------
                                        Gregory B. Sullivan
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

I, Mark G. Sauder, CFO, certify that:


1. I have reviewed this quarterly report on Form 10-Q of DriveTime Automotive Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 13, 2002            DRIVETIME AUTOMOTIVE GROUP, INC.

                                        /s/     MARK G. SAUDER
                                      ----------------------------------------
                                        Mark G. Sauder
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)