Form 10-Q
period 2011-03-31
DRIVETIME AUTOMOTIVE GROUP INC; DT Acceptance Corp
filed 2011-05-13
CIK 1012704, 1493927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Numbers: 333-169730

DriveTime Automotive Group, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	86-0721358
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

DT Acceptance Corporation

(Exact name of registrant as specified in its charter)

ARIZONA	82-0587346
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4020 East Indian School Road

Phoenix, Arizona 85018

(Address, including zip code, of principal executive offices)

(602) 852-6600

(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes    ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The total number of shares of common stock outstanding as of May 13, 2011, was 101.7696 for each of DriveTime Automotive Group, Inc. and DT Acceptance Corp.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
ASSETS
Cash and Cash Equivalents	$23,175	$23,677
Restricted Cash and Investments Held in Trust	92,052	81,891
Finance Receivables	1,486,223	1,408,741
Allowance for Credit Losses	(218,600)	(208,000)

Finance Receivables, net	1,267,623	1,200,741
Inventory	116,333	145,961
Property and Equipment, net	67,080	61,630
Other Assets	47,166	54,254

Total Assets	$1,613,429	$1,568,154

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$14,653	$5,896
Accrued Expenses and Other Liabilities	88,271	70,925
Accrued Expenses-Related Party	3,571	2,359
Portfolio Term Financings	566,841	414,033
Portfolio Warehouse Facilities	226,807	403,007
Senior Secured Notes Payable	149,402	149,360
Senior Secured Notes Payable-Related Party	48,482	48,469
Other Secured Notes Payable	55,202	55,338

Total Liabilities	1,153,229	1,149,387

Shareholders’ Equity—DTAG:
Common Stock	—	—
Paid-in Capital	145,409	144,942
Retained Earnings	7,010	(2,383)

Total Shareholders’ Equity—DTAG	152,419	142,559
Noncontrolling Interest—DTAC	307,781	276,208

Total Equity	460,200	418,767

Total Liabilities & Shareholders’ Equity	$1,613,429	$1,568,154

See accompanying notes to Condensed Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2011	2010
	(Unaudited) (In thousands)
Revenue:
Sales of Used Vehicles	$265,082	$234,619
Interest Income	67,774	62,419

Total Revenue	332,856	297,038

Costs and Expenses:
Cost of Used Vehicles Sold	165,127	142,522
Provision for Credit Losses	53,332	47,146
Portfolio Debt Interest Expense	12,156	18,531
Non- Portfolio Debt Interest Expense	612	1,239
Non- Portfolio Debt Interest Expense—Related party	—	5,971
Senior Secured Debt Interest Expense	5,169	—
Senior Secured Debt Interest Expense—Related party	1,546	—
Selling and Marketing	7,108	4,214
General and Administrative	40,036	37,336
General and Administrative—Related party	3,397	3,008
Depreciation Expense	3,358	3,438

Total Costs and Expenses	291,841	263,405

Income Before Income Taxes	41,015	33,633
Income Tax Expense	512	350

Net Income	40,503	33,283

Net Loss Attributable to Noncontrolling Interest—DTAC	(36,279)	(30,567)
Net Income Attributable to DTAG	76,782	63,850

Net Income	$40,503	$33,283

See accompanying notes to Condensed Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$40,503	$33,283
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	53,332	47,146
Depreciation Expense	3,358	3,438
Non-Cash Compensation Expense – Related Party	930	563
Amortization of Debt Issuance Costs and Debt Premium and Discount	3,902	2,367
Gain from Disposal of Property and Equipment	(34)	(68)
Originations of Finance Receivables	(258,645)	(226,661)
Collections and Recoveries on Finance Receivable Principal Balances	138,979	128,173
Increase in Accrued Interest Receivable and Loan Origination Costs	(548)	(58)
Decrease in Inventory	29,628	23,615
Decrease (Increase) in Other Assets	5,048	(274)
Increase in Accounts Payable, Accrued Expenses and Other Liabilities	26,103	11,775
Decrease (Increase) in Accrued Expenses-Related Party	1,212	(59)

Net Cash Provided By Operating Activities	43,768	23,240

Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	149	125
Purchase of Property and Equipment	(8,923)	(1,953)

Net Cash Used in Investing Activities	(8,774)	(1,828)

Cash Flows from Financing Activities:
Increase (Decrease) in Restricted Cash	7,165	(2,479)
Deposits into Investments Held in Trust	(4,200)	—
Collections, Buybacks and Change in Investments Held in Trust	(13,127)	24,737
Additions to Portfolio Term Financings	214,181	41,134
Repayment of Portfolio Term Financings	(61,315)	(130,194)
Additions to Portfolio Warehouse Facilities	170,300	98,500
Repayment of Portfolio Warehouse Facilities	(346,500)	(51,741)
Additions to Other Secured Notes Payable	—	76
Repayment of Other Secured Notes Payable	(136)	(64)
Payment of Debt Issuance Costs	(1,864)	(1,069)

Net Cash Used In Financing Activities	(35,496)	(21,100)

Net (Decrease) Increase in Cash and Cash Equivalents	(502)	312
Cash and Cash Equivalents at Beginning of Period	23,677	21,526

Cash and Cash Equivalents at End of Period	$23,175	$21,838

Supplemental Statement of Cash Flow Information:
Interest Paid	$13,194	$19,889

Interest Paid-Related Party	$—	$5,950

Income Taxes Paid	$413	$2,840

Supplemental Statement of Non-Cash Investing and Financing Activities:
Disposal of Fully Depreciated Property & Equipment	$266	$654

See accompanying notes to Condensed Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1) Description of Business, Ownership Formation, Basis of Presentation, and Principles of Consolidation

Description of Business

DriveTime Automotive Group, Inc., (“DTAG”) (referred to herein as “we,” “our,” “the Company,” and “us”), through its subsidiaries, owns and operates used automobile dealerships in the United States focusing on the sale and financing of used vehicles to the subprime market. The subprime market is comprised of customers with modest incomes who have experienced credit difficulties or have very limited credit histories. We finance substantially all the vehicles we sell through installment sales contracts (“loans”) and have not sold these loans to third party lenders or finance companies on a servicing released basis. We fund this portfolio primarily through portfolio warehouse facilities and portfolio term financings, including securitizations.

Ownership

DTAG, a Delaware corporation, was incorporated in April 1996. In January 2004, DTAG elected S-corporation status for income tax purposes. In February 2003, the shareholders of DTAG formed DT Acceptance Corporation (“DTAC”) which is also an S-corporation for income tax purposes. As of March 31, 2011, and December 31, 2010, the shareholders of DTAG and DTAC were Ernest C. Garcia II (Chairman) and the Garcia Family Trusts (collectively, herein also referred to as “Principal Shareholder” or “Mr. Garcia”) owning 98.3% of each of DTAG and DTAC and Raymond C. Fidel (President and CEO) owning 1.7% of each of DTAG and DTAC. DTAG and DTAC are sister companies, generally with DTAG owning our sales operations and DTAC owning our financing operations.

Basis of Presentation

We have determined that DTAC is a variable interest entity (“VIE”) and that DTAG is the primary beneficiary of DTAC. This determination was made under ASC 810, Consolidation, prior to January 1, 2010, and with consideration of amendments to the ASC in the FASB ASU 2009-17, Consolidation. We evaluated whether DTAG or DTAC are VIE’s and determined who is the primary beneficiary. In making this determination, we examined the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and whether there is an obligation to absorb losses or the right to receive residual returns that could potentially be significant to the VIE. In evaluating whether we have the power to direct such activities, we considered the purpose for which DTAC was created, the importance of each of the activities in which it is engaged and our decision making role, if any, in those activities that significantly determine DTAC’s economic performance as compared to other economic interest holders. We also evaluated DTAG’s economic interests in DTAC. This evaluation considered all relevant factors of the entity’s design, including capital structure, contractual rights and relationships that are currently, or have the potential to be, economically significant. We determined DTAC to be a VIE since as a group, the holders of the equity investment at risk lack the power to direct the activities of DTAC that most significantly impact DTAC’s economic performance.

We determined DTAG is the primary beneficiary of DTAC because DTAG has both (1) the power to direct the activities of DTAC that most significantly impact DTAC’s economic performance and (2) a potentially significant variable interest that carries with it the obligation to absorb the losses or the right to receive benefits of DTAC. DTAG has the power to direct the activities of DTAC because it originates and sells 100% of the loan contracts DTAC is required to purchase, sets underwriting standards and origination terms, sets servicing and collection policies administered by DTAC, as well as the fact that DTAC was created and designed by DTAG to obtain third party financing for DTAG’s originations. DTAG also has potentially significant variable interests in the form of debt capital provided to DTAC through various debt issuances, guarantees of DTAC’s debt, as well as operational liabilities owed to DTAG, all of which carry the obligation to absorb losses or receive benefits of DTAC.

Total assets of DTAC consolidated into DTAG were approximately $1.5 billion at March 31, 2011, and $1.4 billion at December 31, 2010. These balances are comprised primarily of net finance receivables, restricted cash, investments held in trust, and deferred financing costs. Total liabilities of DTAC consolidated into DTAG were approximately $1.2 billion at March 31, 2011, and $1.1 billion at December 31, 2010. These balances are comprised primarily of portfolio warehouse and portfolio term debt. Total revenue of DTAC consolidated into DTAG for the three months ended March 31, 2011, and 2010, was approximately $67.8 million and $62.9 million, respectively, which is comprised of interest income. DTAC expenses consolidated into DTAG were approximately $104.0 million and $93.4 million for the three months ended March 31, 2011 and 2010, respectively, which is comprised of provision for credit losses, interest expense and general and administrative expenses. These amounts do not include intercompany revenues and costs between DTAG and DTAC which are eliminated in consolidation.

Since DTAG and DTAC are consolidated for financial reporting purposes, we are required to separately present the non-controlling equity interest of the VIE (DTAC) on the condensed consolidated balance sheets and condensed consolidated statements of operations for all periods presented. The non-controlling interest is DTAC’s GAAP equity and income for the periods presented and there are no third-party, competing interests in DTAC.

Also included in the consolidated financial statements are wholly-owned special purpose subsidiaries of DTAC, which are all “bankruptcy remote subsidiaries” formed in conjunction with our securitizations, warehouse facilities and pooled auto loan program financing transactions. All intercompany accounts and transactions have been eliminated in consolidation for all periods presented and, although not material, certain prior period amounts have been reclassified to be consistent with the current period financial statement presentation.

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year-ended December 31, 2010, included in Amendment No. 6 to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission (“SEC”) on April 22, 2011.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities. Certain accounting estimates involve significant judgments, assumptions, and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of income and expenses during the reporting period which management considers to be critical accounting estimates. The judgments, assumptions, and estimates used by management are based on historical experience, managements’ experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Significant items subject to estimates and assumptions include the allowance for credit losses, inventory valuation, fair value measurements, certain legal reserves, our reserve for sales returns and allowances, our recovery receivables, and our warranty accrual. Estimates used in deriving these amounts are described in the footnotes herein. Actual results could differ from these estimates.

(2) Restricted Cash and Investments Held in Trust

We maintain various cash accounts, which are pledged as collateral under our debt agreements. We are permitted to invest funds in these accounts in short-term liquid investments. The following is a summary of restricted cash and investments held in trust:

	December 31,	December 31,
	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Restricted cash	$48,944	$56,110
Investments Held in Trust	43,108	25,781

	$92,052	$81,891

Restricted Cash

Restricted cash consists of collections related to loans held in securitization trusts, loans pledged to our portfolio warehouse facilities, and loans included in Pooled Auto Loan Program (PALP) transactions, which have been collected from customers, but have not yet been submitted either to the lenders or the securitization trustee, as appropriate.

Investments Held in Trust

We maintain cash reserve accounts on behalf of Asset-Backed Security investors in our securitizations and certain PALP transactions as a form of credit enhancement. At the time loans are transferred to a trust, a portion of the proceeds from sales of notes are deposited into a reserve account that is pledged to the trusts. We may be required to make additional deposits to reserve accounts from collections on the loans to fund the reserve account to the required target percentage. Investments held in trust also include collections related to loans held in securitization trusts and loans included in PALP financing transactions, which have been collected from customers, and submitted to the trustee, but have not yet been paid to the lenders, as appropriate. Balances in the reserve accounts (which are a component of investments held in trust) totaled $11.1 million at March 31, 2011, and $7.1 million at December 31, 2010.

(3)	Finance Receivables

The following is a summary of finance receivables:

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Principal Balances	$1,458,026	$1,381,092
Accrued Interest	11,777	12,156
Loan Origination Costs	16,420	15,493

Finance Receivables	$1,486,223	$1,408,741

In accordance with the requirements of ASU 2010-20: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, our disclosures include an aging analysis of past due financing receivables and credit quality. Our finance receivables are defined as one segment and one class of loans, which is sub-prime consumer auto loans. Therefore, the disaggregation of information into portfolio segment and classes for assets with different risk characteristics is limited, and the level of risks inherent in our financing receivables are managed as one homogeneous pool and further segmented with our proprietary credit scoring system as described below —Credit Quality Indicators. We have chosen our internal credit scoring to satisfy the required disclosure of credit risk quality since it has a direct and prominent impact in managing our portfolio receivables and monitoring its performance.

Finance receivables pledged as collateral associated with liabilities in our warehouse facilities, asset backed securitizations, and PALP financings, are provided in Note 5—Debt Obligations. We do not place loans on nonaccrual status, nor do we classify loans as impaired, since accounts are charged-off when they become contractually 91 days past due. We do not have loans that meet the definition of troubled debt restructurings; therefore, those disclosures are omitted. During the three months ended March 31, 2011, and the year ended December 31, 2010, we did not purchase or sell finance receivables.

Credit quality information for our finance receivables portfolio is provided as of the dates indicated below:

Age Analysis of Past Due Finance Receivables

	March 31, 2011		December 31, 2010		March 31, 2010
	(In thousands)

Days Delinquent:	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal
Current	62.2%	$906,746	54.2%	$748,828	65.8%	$900,028

01-30 Days	32.4%	473,275	36.7%	506,585	29.8%	407,351
31-60 Days	3.8%	54,968	6.3%	86,456	2.7%	36,783
61-90 Days	1.6%	23,037	2.8%	39,223	1.7%	23,246

Total Past Due	37.8%	$551,280	45.8%	632,264	34.2%	$467,380

Total Finance Receivables	100.0%	$1,458,026	100.0%	$1,381,092	100.0%	$1,367,408

An account is considered delinquent if a substantial portion (defined as at least 90%) of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Delinquencies are presented on a Sunday-to-Sunday basis, which reflects delinquencies as of the nearest Sunday to period end. Sunday is used to eliminate any impact of the day of the week on delinquencies since delinquencies tend to be higher mid-week.

Credit Quality Indicators

Our proprietary credit grading system segments our customers into eight distinct credit grades. Our scoring model is comprised of eight credit grades ranging from A+ to D-, with A+ being the lowest risk credit grade and a D- being the highest risk credit grade. Generally, the lower the risk grade, the lower the unit loss rate. A summary of our portfolio by our internally assigned credit risk ratings at March 31, 2011, and December 31, 2010, is as follows:

At March 31, 2011

Grade	Average FICO Score	Percentage of Portfolio Loans	Total Loans	Percentage of Portfolio Principal	Total Portfolio Principal
					(In thousands)
A+	559	9.8%	13,823	10.0%	$145,804
A	538	17.4%	24,338	17.9%	260,987
B	516	36.0%	50,198	37.5%	546,760
C	499	29.1%	40,633	28.3%	412,620
C-	483	5.7%	7,917	4.6%	67,069
D+/D/D-	461	2.0%	2,723	1.7%	24,786
		100.0%	139,632	100.0%	$1,458,026
At December 31, 2010
Grade	Average FICO Score	Percentage of Portfolio Contracts	Total Contracts	Percentage of Portfolio Principal	Total Portfolio Principal
					(In thousands)
A+	560	9.9%	13,307	10.1%	$138,903
A	537	17.4%	23,382	18.0%	247,937
B	516	35.9%	48,270	37.7%	521,331
C	499	29.1%	39,056	28.2%	388,979
C-	482	5.8%	7,801	4.5%	62,539
D+/D/D-	461	1.9%	2,448	1.5%	21,403
		100.0%	134,264	100.0%	$1,381,092

Concentration of Credit Risk

As of March 31, 2011, and December 31, 2010, our portfolio concentration by state was as follows:

At March 31, 2011:			At December 31, 2010:
State	Percent of Portfolio	Loan Principal	State	Percent of Portfolio	Loan Principal
		(In thousands)			(In thousands)
Texas	26.4%	$384,466	Texas	27.5%	$379,396
Florida	17.8%	259,305	Florida	18.1%	249,514
North Carolina	10.9%	158,284	North Carolina	10.6%	146,086
Georgia	7.8%	113,437	Georgia	8.0%	110,303
Virginia	7.7%	112,758	Virginia	8.0%	109,818
Arizona	7.7%	111,920	Arizona	7.9%	109,108
California	5.4%	78,580	California	5.6%	77,403
Nevada	4.5%	67,006	Nevada	4.6%	64,302
New Mexico	4.1%	59,682	New Mexico	4.2%	58,029
Colorado	2.9%	42,979	Colorado	2.9%	40,571
Tennessee	1.6%	22,606	South Carolina	1.0%	13,553
South Carolina	1.5%	21,620	Tennessee	0.8%	10,492
Oklahoma	1.0%	15,684	Oklahoma	0.6%	10,171
Alabama	0.7%	9,699	Alabama	0.2%	2,346

	100%	$1,458,026		100%	$1,381,092

(4)	Allowance for Credit Losses

The following table sets forth the rollforward of the allowance for credit losses for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Allowance Activity:
Balance, beginning of period	$208,000	$218,259
Provision for credit losses	53,332	47,146
Net charge-offs	(42,732)	(43,296)

Balance, end of period	$218,600	$222,109

Allowance as a percent of ending principal	14.9%	16.2%
Charge off Activity:
Principal balances	$(75,172)	$(74,028)
Recoveries, net	32,440	30,732

Net charge-offs	$(42,732)	$(43,296)

(5)	Debt Obligations

Portfolio Term Financings

The following is a summary of portfolio term financings:

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Securitization Debt:
Asset Backed Security obligations issued pursuant to the Company’s securitizations	$458,500	$303,902
Portfolio Term Residual Financing:
Fixed rate financing facility secured by residual interests in finance receivables of warehouse facilities and securitizations	100,000	100,000
Pooled Auto Loan Program Financings:
Fixed rate secured financing transactions for our finance receivable portfolio	8,341	10,131

Total Portfolio Term Financings	$566,841	$414,033

Securitization debt

We sell loans originated at our dealerships to our bankruptcy-remote securitization subsidiaries, which, in turn, transfer the loans to separate trusts that issue notes and certificates collateralized by these loans. The senior class notes are sold to investors, and we retain the subordinate classes (certificates). We continue to service all securitized loans. We have determined that the trusts are variable interest entities and that DTAC is the primary beneficiary of those trusts, therefore, loans included in the securitization transactions are recorded as finance receivables and the asset-backed securities that are issued by the trusts are recorded as a component of portfolio term financings in the accompanying consolidated balance sheets.

In February 2011 we completed a securitization transaction (2011-1) by issuing $214.2 million of asset backed securities. All of the bonds, except for the subordinate class, which are collateralized by approximately $280.0 million of finance receivables, were sold to third parties. The asset backed securities were rated by Standard and Poors (S&P) and DBRS and are structured in four tranches without external credit enhancement from a monoline insurer. The initial weighted average coupon of these four tranches was 3.03%. This transaction has been accounted for as a secured financing arrangement.

Asset-backed securities outstanding are secured by underlying pools of finance receivables and investments held in trust of $651.6 million and $446.4 million at March 31, 2011, and December 31, 2010, respectively. Asset-backed securities outstanding have interest payable monthly at fixed rates ranging from 3.03% to 5.44% at March, 31, 2011, and 3.70% to 5.42% at December 31, 2010. These rates represent the original duration weighted average rates of the outstanding asset-backed securities. Credit enhancement for the asset-backed securities consists of a reserve account, over collateralization, and subordination of the certain classes of notes in each trust to more senior classes of notes in such trust. Over collateralization represents finance receivable principal balance in excess of the face value of asset-backed securities issued. Cash reserves are funded with proceeds from the sale of asset-backed securities and through cash collections. At March 31, 2011, our 2011-1, 2010-1, and our 2009-1 securitization trusts comprise the outstanding balance depicted above.

Individual securitization trusts are not cross-collateralized or cross-defaulted. Additionally, we have the option to purchase the remaining loans in a trust when the remaining principal balances of the loans reach a specified percentage (generally 10%) of their original principal balance. At March 31, 2011, and December 31, 2010, all securitization trusts were in compliance with their covenants.

Portfolio term residual financing

As of March 31, 2011, we had a term residual facility with Santander Consumer USA Inc. (Santander), secured primarily by residual interests in our warehouse facilities. This facility allows for maximum borrowings of $100.0 million at an advance rate of 75% on the receivables pledged to the facility. This facility provides for funding through May 2012 with a term-out feature resulting in a final maturity of May 2013. Interest is fixed at 8.62%. At March 31, 2011, we were in compliance with all financial covenants of this facility.

Pooled auto loan program financings (PALP)

PALP financings are secured by underlying pools of finance receivables and in certain cases a cash reserve account. At March 31, 2011, interest rates on our outstanding PALP facilities are at a fixed rate of 8.0%. At March 31, 2011, and December 31, 2010, the aggregate amount of finance receivables and cash reserve accounts securing these financings were $11.3 million and $13.6 million, respectively. The net advance rate on the receivables ranged from 67.40% to 73.46% of the principal balance for transactions outstanding at March 31, 2011, and from 69.9% to 74.1% of the principal balance for transactions outstanding at December 31, 2010. In certain cases there may be a cash reserve/holdback which is netted against the debt amount to arrive at the net advance rate. At March 31, 2011, we were in compliance with all financial covenants of the PALP financings.

Portfolio warehouse facilities

The following is a summary of portfolio warehouse facilities:

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Portfolio Warehouse Facilities:
Warehouse Facility I—secured by certain finance receivables of the Company	$59,815	$141,715
Warehouse Facility II—secured by certain finance receivables of the Company	100,000	100,000
Warehouse Facility III—secured by certain finance receivables of the Company	49,392	117,392
Warehouse Facility IV—secured by certain finance receivables of the Company	17,600	43,900

Total Portfolio Warehouse Facilities	$226,807	$403,007

Warehouse Facility I

As of March 31, 2011, this facility with Deutsche Bank AG, New York Branch (Deutsche Bank), has a maximum capacity of $150.0 million, maturity date of December 2011, and carries an advance rate on the receivables pledged to the facility of 58%. The amounts outstanding at March 31, 2011, are secured by finance receivable principal balances of $147.7 million and bear interest based on the lenders’ cost of funds there under plus 3.25%, equating to 3.62%. As of December 31, 2010, the amount outstanding is secured by finance receivable principal balances of $266.1 million and the interest rates is based on the lenders’ cost of funds plus 4.25% equating to 4.56% at December 31, 2010. This facility also has a term-out feature resulting in a final maturity of December 2012. At March 31, 2011, we were in compliance with all financial covenants of this facility.

Warehouse Facility II

As of March 31, 2011, this facility with Santander, has a maximum capacity of $250.0 million, is secured by finance receivables of $149.3 million, and carries an advance rate on the receivables pledged to the facility of 70%. The amounts outstanding under the facility bear interest at LIBOR plus 5.00% (equating to 5.25%) on the first $100.0 million outstanding and LIBOR plus 4.25% for amounts outstanding in excess of $100.0 million. As of December 31, 2010, the amount outstanding is secured by finance receivable principal balances of $150.4 million with interest at LIBOR plus 5.00% , equating to 5.26%, on the first $100.0 million outstanding and LIBOR plus 4.25% for amounts outstanding in excess of $100.0 million. This agreement requires us to maintain $100.0 million outstanding at all times and provides for funding through May 2011 with a term-out feature resulting in a final maturity of May 2012. At March 31, 2011, we were in compliance with all financial covenants of this facility. See Note 11—Subsequent Events for information regarding termination of this facility subsequent to March 31, 2011.

Warehouse Facility III

As of March 31, 2011, this facility with UBS Real Estate Securities Inc. (UBS), has a capacity of $125.0 million, is secured by finance receivables of $141.9 million, and carries an advance rate on the receivables pledged to the facility of 50%, The amounts outstanding under the facility bear interest at LIBOR plus 2.50%, equating to 2.76%. As of December 31, 2010, this facility is secured by finance receivables of $255.5 million, with interest at LIBOR plus 2.50%, equating to 2.75%. The agreement provides for funding through April 2011 with a term-out feature resulting in a final maturity of April 2012. At March 31, 2011, we were in compliance with all financial covenants of this facility. See Note 11—Subsequent Events for further discussion regarding our amendment to this facility.

Warehouse Facility IV

As of March 31, 2011, this facility with The Royal Bank of Scotland (plc) (RBS), has a capacity of $50.0 million, is secured by finance receivables of $51.2 million, and carries an advance rate on the receivables pledged to the facility of 50%. The amounts outstanding under the facility bear interest at the lenders’ cost of funds there under plus 2.50%, equating to 2.87%. As of December 31, 2010, this facility is secured primarily by finance receivables of $87.6 million with interest at the lenders’ cost of funds there under plus 2.50%, equating to 2.81%. The agreement provides for funding through July 2011. At March 31, 2011, we were in compliance with all financial covenants of this facility. See Note 11—Subsequent Events for information regarding an amendment to this facility subsequent to March 31, 2011.

Senior secured notes payable

A summary of senior secured notes payable follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Senior Secured Notes Payable, net—interest at 12.625% per annum
(Priced to yield 12.875%) interest payable semi-annually, principal balance due June 15, 2017	$149,402	$149,360
Senior Secured Notes Payable, net—Related Party	48,482	48,469

Total Senior Secured Notes Payable	$197,884	$197,829

In June 2010 we issued $200.0 million of 12.625% senior secured notes due 2017 (the “Senior Secured Notes”). The notes were issued with an original issuance price of 98.854%, resulting in an effective yield of 12.875%. Interest on the notes is payable semi-annually in arrears on each June 15th and December 15th. Simultaneously with this offering, Verde Investments, Inc., a Company owned by Mr. Garcia (“Verde”) exchanged $35.0 million of our subordinated notes and Mr. Fidel exchanged $2.0 million of our junior secured notes for $37.0 million aggregate principal balance of senior secured notes issued. Subsequently, Verde and Mr. Fidel, purchased $10.0 million and $2.0 million, respectively, of the senior secured notes at a price of 99.0% from an unrelated third-party. As of March 31, 2011, and December 31, 2010, as a result of these transactions, Verde and Mr. Fidel own $45.0 million and $4.0 million of the senior secured notes, respectively. At both March 31, 2011, and December 31, 2010, the notes are shown net of unamortized discount of $2.1 million.

Guarantees

The Senior Secured Notes are unconditionally guaranteed by certain of our existing and future domestic restricted subsidiaries. The guarantees rank senior in right of payment to all existing and future subordinated indebtedness of these subsidiaries and equal in right of payment with all existing and future senior indebtedness of these subsidiaries.

Security

The collateral for the Senior Secured Notes consists of a (i) first lien on (a) finance receivables held by the issuers, (b) equity interests held by DTAC in the Pledged Special Purpose Subsidiaries (SPSs), and (c) residual property rights in finance receivables securing other financings, in each case subject to certain exceptions, and a (ii) second lien, behind one or more secured credit facilities, on inventory owned by one of the guarantors. If, following a payment default under the Senior Secured Notes, the holders of Senior Secured Notes exercise their rights under the pledge agreement with respect to the Pledged SPSs, a third-party paying agent will direct all cash flows from the Pledged SPSs to their respective defined sets of creditors, with the residual to be paid to the collateral agent for the Senior Secured Notes. Therefore, the first-priority lien on the equity interests of the Pledged SPSs is effectively a second-priority lien on the underlying collateral held by such Pledged SPSs.

Maintenance covenants

We are required to comply with certain maintenance covenants relating to minimum net worth and minimum collateral coverage. As of March 31, 2011, we are in compliance with such covenants.

Exchange offer; registration rights; interest penalty

We have agreed to file a registration statement with the SEC and to make an offer to exchange the Senior Secured Notes for registered, publicly tradable notes that have substantially identical terms as the Senior Secured Notes. On October 4, 2010, we filed a registration statement on Form S-4 with the SEC. On April 29, 2011, the SEC declared the registration statement effective and we are in the process of completing the exchange offer. The exchange offer expires on June 2, 2011. The Senior Secured Notes required us to have an effective registration statement by December 31, 2010, to avoid incurring additional interest. Additionally, the Senior Secured Notes required us to complete the exchange offer within 60 business days of December 31, 2010, to avoid incurring additional interest. The interest penalty for late effectiveness of the registration statement is 25 basis points for the first 90 days post December 31, 2010. This penalty increases every 90 days by another 25 basis points. The interest penalty for untimely exchange of the notes is also 25 basis points as of March 25, 2011, increasing by 25 basis points every 90 days. The maximum interest penalty which can be assessed at any one time is an aggregate of 100 basis points. As a result of not having an effective registration statement by January 1, 2011, and not completing the exchange offer by March 28, 2011, as of March 31, 2011, we are accruing an additional 75 basis points of interest on these notes, however, the dollar amount of such penalty is immaterial to our financial statements for the three months ended March 31, 2011. Subsequent to March 31, 2011, our interest penalty decreased to from 75 to 25 basis points as a result of our registration statement being declared effective by the SEC on April 29, 2011. When we complete the exchange offer, the interest will revert back to the original stated rate of the notes and we will avoid any further interest penalty. We do not intend to apply for listing of the Senior Secured Notes on any securities exchange.

Other secured notes payable

A summary of other secured notes payable follows:

	March 31, 2011	December 31, 2010
	(Unaudited) (In thousands)
Revolving Inventory Facility, secured by the Company’s vehicle inventory	$40,000	$40,000
Mortgage Note Payable Bearing Interest at 5.87%, secured by real property	12,808	12,859
Equipment Note Payable, secured by an aircraft	2,394	2,479

Total Other Secured Notes Payable	$55,202	$55,338

Revolving inventory facility

As of March 31, 2011, our revolving inventory facility with Santander and Manheim Automotive Financial Services, Inc., has a maximum capacity of $50.0 million, an interest rate of LIBOR plus 3.0% (equating to 3.24%), is secured by $116.3 million of vehicle inventory, and matures October 2011. At December 31, 2010, our revolving inventory facility bore interest at LIBOR plus 3.0% (3.26% at December 31, 2010) and was secured by $146 million of vehicle inventory. At March 31, 2011, we were in compliance with all financial covenants of this facility.

Mortgage note payable

Our mortgage note payable is secured by our operations call center building in Mesa, Arizona (a commercial property). Terms of the note agreement provide for monthly principal and interest payments with a balloon payment due in March 2017. At March 31, 2011, we were in compliance with all financial covenants of this loan.

Equipment note payable

In April 2010 we entered into a three year term loan with an original principal amount of $2.7 million bearing interest at the Prime rate plus 1.5% (4.75% at March 31, 2011). Terms of the note agreement provide for monthly principal and interest payments with a balloon payment due in April 2013. At March 31, 2011, we were in compliance with all financial covenants of this loan.

(6)	Related Party Transactions

During the three months ended March 31, 2011 and 2010, we recorded related party operating expenses as follows:

	Three Months Ended March 31,
	2011	2010
	(Unaudited) (In thousands)
General and Administrative Expenses—Related Party
Property lease expense	$1,111	$1,081
Store closing costs	291	266
Non-cash compensation expense	—	563
Restricted stock compensation expense	930	—
Aircraft operating and lease expense	1,002	933
Salaries and wages, general & administrative and other expenses	142	217
Reimbursement of certain general and administrative expenses	(79)	(52)

Total General and Administrative Expenses—Related Party	$3,397	$3,008

Relationship with Verde Investments, Inc.

Verde Investments, Inc. (hereinafter referred to as “Verde”) is an Arizona corporation that is wholly-owned by Mr. Garcia. Verde engages in the acquisition, development, and long-term investment in real estate and other commercial assets. Mr. Garcia is the principal stockholder, president and director of Verde. Transactions between us and Verde are described below.

Property lease expense

For the three months ended March 31, 2011 and 2010, we leased an average of 15 and 16 vehicle sales facilities, respectively, three reconditioning centers, our former loan servicing center (which is currently being partially subleased to a third-party tenant), and our corporate office from Verde and another affiliate of Mr. Garcia (the Garcia Family Limited Liability Partnership, LLP). At March 31, 2011, three of these facilities are closed locations. For the three months ended March 31, 2011 and 2010, we also leased one used vehicle sales facility and a reconditioning center, which are both closed locations, from a director of DTAC, Steven Johnson, who is also Mr. Garcia’s brother-in-law. At March 31, 2011, the maturity of all of these related party leases range from 2013 to 2023.

Store closing costs on related party leases

As of March 31, 2011, and December 31, 2010, we remain obligated for related-party leases on three closed dealership facilities, two closed reconditioning centers, and one closed operations facility. The store closing costs represent ongoing costs related to these property leases, property taxes, and maintenance, which are reflected in our general and administrative expenses—related party.

As of March 31, 2011, and December 31, 2010, the amount of accrued rent expense relating to leased properties on closed facilities is $2.0 million and $2.1 million, respectively.

Non-cash compensation expense and Restricted stock compensation expense

See Note 8—Shareholders’ Equity, Dividends & Stock Compensation for details.

Aircraft lease and operating expenses

We maintain a lease with Verde for an aircraft. Under the terms of the lease agreement, we agreed to pay monthly lease payments of $150,000 plus taxes to Verde, and are responsible for paying all costs and expenses related to the aircraft and its operations. The lease term expires in September 2015.

Salaries and wages, general and administrative and other expenses

Certain general and administrative expenses and salaries and wages of Verde and Verde employees who are enrolled in our health plan are reflected in our general and administrative expenses—related party.

Reimbursement of general and administrative expenses

For each of the periods presented, we received reimbursement of certain general and administrative expenses incurred by us on Verde’s behalf. This amount was $78,500 and $52,500 for the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011 and 2010, we recorded related party interest expense as follows:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Non-Portfolio Debt Interest Expense—Related Party
Junior Secured Notes:
Tranche A—Related Party: CEO	$—	$108
Tranche A—Related Party: Verde	—	1,985
Tranche B—Related Party: Verde	—	1,620
$75.0 million Subordinated Notes Payable	—	2,258

Total Non-Portfolio Debt Interest Expense—Related Party	$—	$5,971

Senior Secured Notes Interest Expense—Related Party
$45.0 million Senior Secured Notes Payable—Verde	$1,420	$—
$4.0 million Senior Secured Notes Payable—CEO	126	—

Total Senior Secured Notes Interest Expense—Related Party	$1,546	$—

During the three months ended March 31, 2011, we recorded related party interest expense associated with our June 2010 issuance of $200.0 million of Senior Secured Notes, an aggregate of $49.0 million of which are held by Verde and Mr. Fidel. In conjunction with the Senior Secured Notes offering, Verde (a Company owned by Mr. Garcia) exchanged $35.0 million of our subordinated notes and Mr. Fidel exchanged $2.0 million of our junior secured notes for $37.0 million aggregate principal balance of senior secured notes issued. In September 2010 Verde purchased an additional $10.0 million and Mr. Fidel purchased an additional $2.0 million of Senior Secured Notes at a price of 99.0% from an unrelated third party, bringing their totals to $45.0 million and $4.0 million respectively.

During the three months ended March 31, 2010, we recorded related party interest expense associated with the then outstanding related party junior secured notes payable and subordinated notes payable. We did not record related party interest expense associated with these notes during the three months ended March 31, 2011, since these notes were either exchanged for Senior Secured Notes or contributed to equity, in conjunction with our Senior Secured Notes offering in June 2010.

The amount of related party interest expense is paid semi-annually on June 15th and December 15th. As such, the $1.5 million of related party interest expense is included in Accrued Expenses-Related Party in the condensed consolidated financial statements.

(7)	Income Taxes

The consolidated financial statements consist of DTAG (S-corporation status elected in 2004) and DTAC (an S-corporation since inception). Since DTAC and DTAG are flow-through entities for federal income tax purposes, there is no federal income tax expense related to the income of DTAC and DTAG, other than for one of DTAG’s wholly-owned subsidiaries, which is a C-corporation. The taxable income flows through to our shareholders who are responsible for paying the associated taxes. Although most states follow the federal recognition of S-corporation status, some states do impose an entity level tax on that income; therefore, the tax expense is adjusted accordingly. Income tax liability was $0.4 million and $0.3 million as of March 31, 2011, and December 31, 2010, respectively. See Note 11—Subsequent Events for further information.

(8)	Shareholders’ Equity, Dividends & Stock Compensation

Certain of our debt facilities place restrictions on the amount of cash dividends we are permitted to pay to our shareholders. We are permitted to pay cash dividends limited to an amount not greater than the percentage of S-corporation taxable income for such quarterly period equal to the highest combined federal, state, and/or local tax rate for individuals, plus 50% of the difference between pre-tax earnings less amounts paid for tax.

Dividends to shareholders related to 2011 income were paid subsequent to March 31, 2011. Refer to Note 11—Subsequent Events for further discussion. We did not have any approved but unpaid dividends at March 31, 2011.

In December 2010 the Board of Directors of each of DTAG and DTAC approved a restricted stock award to Mr. Fidel. On December 28, 2010, Mr. Fidel entered into a Restricted Stock Agreement with each of DTAG and DTAC, pursuant to which he was issued an award of 2.8595 shares of restricted stock in each of DTAG and DTAC, subject to certain vesting restrictions. Immediately thereafter the Company repurchased 1.0899 shares to satisfy Mr. Fidel’s federal and state income tax obligations, resulting in Mr. Fidel owning (subject to vesting) 1.7696 shares in each of DTAG and DTAC as of March 31, 2011, and December 31, 2010. For the three month period ended March 31, 2011, we recorded $0.9 million in restricted stock compensation expense associated with these grants.

(9)	Commitments and Contingencies

Limited warranty

Our DriveCare® limited warranty provides major mechanical and air-conditioning coverage on every used vehicle we sell. The limited warranty covers vehicles for 36 months or 36,000 miles, whichever comes first, and includes oil changes at Sears Automotive locations nationwide and 24/7 roadside assistance. The warranty is included in the sales price of the vehicle and is not sold as a separate product. A liability for the estimated cost of vehicle repairs under our warranty program is established at the time a used vehicle is sold by charging costs of used vehicles sold. We currently offer no warranty outside of our DriveCare® limited warranty. The liability is evaluated for adequacy through an analysis based on the program’s historical performance of cost incurred per unit sold, management’s estimate of frequency of vehicles to be repaired and severity of claims based on vehicles currently under warranty, the estimate cost of oil changes, and the estimate cost of roadside assistance, both of which are based on the program’s historical performance and our expectation of future usage.

The limited warranty accrual is recorded as a component of accrued expenses and other liabilities on the accompanying consolidated balance sheets for each year presented. The following table reflects activity in the warranty accrual for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(Unaudited) (In thousands)
Balance, Beginning of Period	$17,936	$920
Warranty Expense	7,581	5,484
Warranty Claims Paid	(2,573)	(1,133)

Balance, End of Period	$22,944	$5,271

Lease commitments

We previously closed dealerships and reconditioning centers and incurred store closing costs and recorded lease termination liabilities in accordance with ASC 420, —Exit or Disposal Activities (ASC 420). At March 31, 2011, approximately $2.2 million remains in accrued expenses and other liabilities on the accompanying consolidated balance sheet for these lease obligations. At March 31, 2011, the expiration of these leases range from 2012 to 2018.

Legal matters

We are involved in various claims and actions arising in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on us. We believe appropriate accruals have been made for the disposition of these matters. In accordance with ASC 450, Contingencies, we established an accrual for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed monthly and adjusted to reflect the impact of negotiations, settlements and payments, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal expenses related to defense, negotiations, settlements, rulings, and advice of outside legal counsel are expensed as incurred.

On February 24, 2011, the Nevada Supreme Court denied our appeal regarding an adverse administrative ruling related to the efficacy of certain sales tax refunds we had requested for the 2002 and 2003 tax years. Prior to this adverse ruling, the Department of Taxation of the State of Nevada had, in an audit for tax years 1998-2001, allowed such refunds. The Department is now taking the position that we do not qualify to claim such refunds under the State’s statute. We also file for and receive sales tax refunds in states other than Nevada related to sales taxes paid on retail installment sales of the amount related to that portion of the sales price ultimately not collected from our customers. To our knowledge, this decision by the State of Nevada should not affect our position regarding sales tax refunds in states other than Nevada. On March 14, 2011, we filed a motion for reconsideration with the Nevada Supreme Court as we maintained our belief that we are entitled to these sales tax refunds. On March 28, 2011, we received notice that the Department of Taxation had denied our motion. In April 2011 the Nevada Supreme Court denied our petition to rehear our appeal regarding certain sales tax refunds from the 2002 and 2003 tax years. As a result, in the fourth quarter of 2010, we accrued a liability related to this matter. As of March 31, 2011, the amount accrued is $5.7 million.

In August 2008, we received a Civil Investigative Demand from the Texas Office of Attorney General, Consumer Protection Division, asking for the production of certain materials. The demand indicates it is the subject of an investigation of possible violations of the Deceptive Trade Practices Act, Sections 17.46(a) and (b) in the marketing, advertising, financing, and selling of used vehicles. We provided the Texas Office of Attorney General with all requested information in August 2008. At that time, we met with the state’s Attorney General’s Office to provide them with an overview of the Company and discuss the requested materials. In addition, the Attorney General’s Office indicated that they would review the materials we provided to them and if there were any concerns they would contact us to meet, discuss and resolve the concerns. The Texas Attorney General has requested additional information and documentation from time to time, most recently in February 2010 when it requested clarifying information limited to vehicle inspections, after sale repairs, warranty, loan servicing, and consumer concerns. We believe the request is routine in nature and we have responded accordingly. We believe we are in compliance with all applicable state laws and regulations and we intend to continue to cooperate with state officials, and we will continue to fully cooperate with the state’s Attorney General’s Office in responding to the demand and any follow up discussions with them. We believe we do not have loss contingencies related to this matter.

Additionally, in the ordinary course of business, we are a defendant in various other types of legal proceedings. Although we cannot determine at this time the amount of the ultimate exposure from these lawsuits, if any, based on the advice of counsel management does not expect the final outcome to have a material adverse effect on us.

(10)	Fair Value of Financial Instruments

Generally Accepted Accounting Principles require that we disclose estimated fair values for our financial instruments. Fair values are based on estimates using quoted market prices, discounted cash flows, or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. Accordingly, the aggregate fair value amounts presented do not represent our underlying institutional value.

Limitations

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with ultimate precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of each balance sheet date presented, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

The following is a summary of carrying value and fair value of our financial instruments for each period presented:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
	(In thousands)
Finance Receivables, net (1)	$1,255,440	$1,323,504	$1,187,543	$1,251,004
Securitization Debt	458,500	470,788	303,902	315,434
Portfolio Term Residual Financing	100,000	101,000	100,000	101,000
Pooled Auto Loan Program Financings	8,341	8,600	10,131	10,400
Portfolio Warehouse Facilities	226,807	226,807	403,007	403,007
Senior Secured Notes Payable	197,884	219,384	197,829	211,829
Revolving Inventory Facility	40,000	40,200	40,000	40,300
Mortgage Note Payable	12,808	10,400	12,859	10,500
Equipment Note Payable	2,394	2,400	2,479	2,500

(1)	Represents finance receivable principal balances, plus accrued interest, less the allowance for credit losses.

Valuation methodologies

Finance receivables

The fair value of finance receivables was estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This discounted cash flow is estimated utilizing internal valuation models, which use a combination of market inputs (i.e. discount rates for similar and like transactions) and our own assumptions regarding credit losses, recoveries, and prepayment rates in our portfolio. We estimate the cash flow of the portfolio and the cash flow of our retained interests in securitization and PALP transactions in measuring total cash flow. These cash flows are developed on a leveraged basis since our finance receivable portfolio is financed by these debt instruments and are not separable transactions.

Portfolio warehouse facilities

The portfolio warehouse facilities are short term in nature and the interest rates adjust in conjunction with the lender’s cost of funds or 30-day LIBOR. Warehouse Facility I was amended in July 2010 to reduce its capacity from $250.0 million to $150.0 million and we extended the maturity from December 2010 to December 2011, with no change in interest rate. Warehouse Facility II was executed in May 2010, Warehouse Facility III was executed in April 2010, and Warehouse Facility IV was executed in July 2010. Since these warehouse facilities were recently renewed or executed and contain a floating market rate of interest and we have the ability to pay these off at anytime, we believe the fair value of these facilities approximates carrying value at March 31, 2011, and December 31, 2010.

Pooled auto loan program financings

The fair value of PALP debt at March 31, 2011 and December 31, 2010, is based on third party discounted cash flow using market interest rates for this debt.

Portfolio term residual financing

This facility allows for maximum borrowings under a term component of $100.0 million bearing a fixed rate of interest of 8.62%. Since we have the right to prepay the debt starting on May 9, 2011, we believe the fair value of this debt approximates carrying value at March 31, 2011, adjusted for prepayment fees.

Securitization debt

The fair value of securitization debt was estimated using third party quoted market prices.

Revolving inventory facility

At March 31, 2011, and December 31, 2010, the fair value of the inventory facility was determined using third party market interest rates for similar types of facilities.

Mortgage note payable

At March 31, 2011, and December 31, 2010, the fair value of this note was determined using third-party market prices for similar commercial real estate mortgages.

Senior secured notes payable

The fair value of senior secured notes payable at March 31, 2011, and December 31, 2010, was determined using third-party quoted market prices.

Equipment note payable

At March 31, 2011, and December 31, 2010, the fair value of the equipment note payable was determined using third-party discounted cash flow using market interest rates for this debt.

(11)	Subsequent Events

In May 2011 we paid off the outstanding balance on Warehouse Facility II with Santander and effectively terminated the facility. We borrowed an aggregate of $100.0 million across our three other warehouse facilities in order to pay-off and terminate the Santander facility.

In May 2011 we executed a renewal of our warehouse facility with RBS, increasing the facility size from $50.0 million to $125.0 million, increasing the advance rate from 50% to 53%, decreasing the interest rate to the lender’s cost of funds plus 1.50% from 2.50%, and extending the maturity to May 2012.

In April 2011 we paid $24.3 million in dividends to shareholders related to income earned during the three months ended March 31, 2011.

In April 2011 we executed a renewal of our warehouse credit facility with UBS, extending the term from April 2011 to August 15, 2012, decreasing the interest rate to LIBOR plus 1.90% from LIBOR plus 2.50%, and increasing the advance rate from 50% to 60%.

(12)	Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other accounting standards setting bodies, which we may adopt as of the specified date required by each standard. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. The below information is not a comprehensive list of all new pronouncements. We have only included those pronouncements we believe the reader of the financial statements would find meaningful. We have excluded certain pronouncements that we believe do not apply to us or the industry in which we operate.

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings, which temporarily delays the effective date of the disclosure relating to trouble debt restructuring as described in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the allowance for Credit Losses. The update states the guidance is expected to be effective for interim and annual periods ending after June 15, 2011. We have reviewed ASU No. 2010-20 as it relates to trouble debt restructurings and note it is not applicable to us since we do not have loans that meet the definition of a troubled debt restructuring. As such, this update does not impact our financial statements and or the disclosures relating to our financial statements.

(13)	Supplemental Consolidating Financial Information

In accordance with the indenture governing the 12.625% Senior Secured Notes due 2017 (see Note 5 – Debt Obligations), certain wholly-owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the Senior Secured Notes on a joint and several basis. Pursuant to Regulation S-X, Rule 3-10(f), we are required to present condensed consolidating financial information for subsidiaries that have guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional, joint and several, and where the voting interest of the subsidiary is 100% owned by the registrant.

The following tables present condensed consolidating balance sheets as of March 31, 2011, and December 31, 2010; and condensed consolidating statements of income and cash flows for the three months ended March 31, 2011 and 2010 for (i) DTAG and DTAC, —the co-issuers of the Senior Secured Notes, (ii) the separate DTAG and DTAC guarantor subsidiaries on a combined basis, (iii) the separate DTAG and DTAC non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidated amounts. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management believes that such information is not material to the senior note holders. Consolidating adjustments include elimination of investment in subsidiaries, elimination of intercompany accounts; elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and elimination of equity in earnings (losses) of subsidiaries. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

Included in the column for DTAG Guarantor Subsidiaries Combined are DriveTime Sales and Finance Company, LLC and DriveTime Car Sales Company, LLC. Included in the column for DTAC Guarantor Subsidiaries Combined are DriveTime Credit Company, LLC, and DT Jet Leasing, LLC. Included in the column for DTAG Non-Guarantor Subsidiaries Combined are all other subsidiaries that are wholly-owned by DTAG and included in the column for DTAC Non-Guarantor Subsidiaries Combined are all other subsidiaries that are wholly-owned by DTAC, that are not guarantor subsidiaries. The column for the Issuers includes the accounts for DTAG and DTAC as issuers and as parent company for each of its respective subsidiaries.

Consolidated amounts are immaterially different compared to the consolidated financial statements due to rounding.

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Balance Sheets

March 31, 2011

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries

ASSETS
Cash and Cash Equivalents	$2,810	$338	$—	$—	$3,148	$346	$645	$19,036	$—	$20,027	$—	$23,175
Restricted Cash and Investments Held in Trust	—	—	—	—	—	22,535	69,517	—	—	92,052	—	92,052
Finance Receivables	—	—	—	—	—	—	—	1,486,223	—	1,486,223	—	1,486,223
Allowance for Credit Losses	—	—	—	—	—	—	—	(218,600)	—	(218,600)	—	(218,600)

Finance Receivables, Net	—	—	—	—	—	—	—	1,267,623	—	1,267,623	—	1,267,623
Inventory	116,333	—	—	—	116,333	—	—	—	—	—	—	116,333
Property and Equipment, Net	43,399	—	—	—	43,399	4,498	15,722	3,461	—	23,681	—	67,080
Investments in Subsidiaries	—	—	623,687	(623,687)	—	—	—	105,139	(105,139)	—	—	—
Other Assets	390,647	364,916	190,358	(697,598)	248,323	106,366	768,797	82,297	(892,109)	65,351	(266,508)	47,166

Total Assets	$553,189	$365,254	$814,045	$(1,321,285)	$411,203	$133,745	$854,681	$1,477,556	$(997,248)	$1,468,734	$(266,508)	$1,613,429

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$14,653	$—	$—	$—	$14,653	$—	$—	$—	$—	$—	$—	$14,653
Accrued Expenses and Other Liabilities	236,027	4,076	562,684	(697,598)	105,189	49,911	4,030	1,070,833	(871,613)	253,161	(266,508)	91,842
Portfolio Term Financings	—	—	—	—	—	—	587,337	—	(20,496)	566,841	—	566,841
Portfolio Warehouse Facilities	—	—	—	—	—	—	226,807	—	—	226,807	—	226,807
Senior Secured Notes Payable	—	—	98,942	—	98,942	—	—	98,942	—	98,942	—	197,884
Other Secured Notes Payable	40,000	—	—	—	40,000	2,394	12,808	—	—	15,202	—	55,202

Total Liabilities	290,680	4,076	661,626	(697,598)	258,784	52,305	830,982	1,169,775	(892,109)	1,160,953	(266,508)	1,153,229

Shareholders’ Equity:
Total Shareholders’ Equity	262,509	361,178	152,419	(623,687)	152,419	81,440	23,699	307,781	(105,139)	307,781	—	460,200

Total Liabilities & Shareholders’ Equity	$553,189	$365,254	$814,045	$(1,321,285)	$411,203	$133,745	$854,681	$1,477,556	$(997,248)	$1,468,734	$(266,508)	$1,613,429

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Balance Sheets

December 31, 2010

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined		Non- Guarantor Subsidiaries Combined	Parent Company		Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries

ASSETS
Cash and Cash Equivalents	$3,589	$322	$—	$—	$3,911	$285		$515	$18,966		$—	$19,766	$—	$23,677
Restricted Cash and Investments Held in Trust	5	—	—	—	5	20,777	a	61,109	—		—	81,886	—	81,891
Finance Receivables	—	—	—	—	—	—		—	1,408,741	(2)	—	1,408,741	—	1,408,741
Allowance for Credit Losses	—	—	—	—	—	—		—	(208,000	)(2)	—	(208,000)	—	(208,000)

Finance Receivables, Net	—	—	—	—	—	—		—	1,200,741		—	1,200,741	—	1,200,741
Inventory	145,961	—	—	—	145,961	—		—	—		—	—	—	145,961
Property and Equipment, Net	37,424	—	—	—	37,424	4,618		15,860	3,728		—	24,206	—	61,630
Investments in Subsidiaries	—	—	545,679	(545,679)	—	—		—	91,504		(91,504)	—	—	—
Other Assets	251,511	371,839	187,834	(625,339)	185,845	61,210		846,165	96,810		(937,558)	66,627	(198,218)	54,254

Total Assets	$438,490	$372,161	$733,513	$(1,171,018)	$373,146	$86,890		$923,649	$1,411,749		$(1,029,062)	$1,393,226	$(198,218)	$1,568,154

LIABILITIES & SHAREHOLDERS’
EQUITY
Liabilities:
Accounts Payable	$5,896	$—	$—	$—	$5,896	$—		$—	$—		$—	$—	$—	$5,896
Accrued Expenses and Other Liabilities	215,645	3,431	492,039	(625,339)	85,776	45,173		20,988	1,036,627		(917,062)	185,726	(198,218)	73,284
Portfolio Term Financings	—	—	—	—	—	—		434,529	—		(20,496)	414,033	—	414,033
Portfolio Warehouse Facilities	—	—	—	—	—	—		403,007	—		—	403,007	—	403,007
Other Secured Notes Payable	40,000	—	—	—	40,000	2,479		12,859	—		—	15,338	—	55,338
Senior Secured Notes Payable	—	—	98,915	—	98,915	—		—	98,914		—	98,914	—	197,829
Senior Unsecured Notes Payable	—	—	—	—	—	—		—	—		—	—	—	—

Total Liabilities	261,541	3,431	590,954	(625,339)	230,587	47,652		871,383	1,135,541		(937,558)	1,117,018	(198,218)	1,149,387

Shareholders’ Equity:
Total Shareholders’ Equity	176,949	368,730	142,559	(545,679)	142,559	39,238		52,266	276,208		(91,504)	276,208	—	418,767

Total Liabilities & Shareholders’ Equity	$438,490	$372,161	$733,513	$(1,171,018)	$373,146	$86,890		$923,649	$1,411,749		$(1,029,062)	$1,393,226	$(198,218)	$1,568,154

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Operations

Three Months Ended March 31, 2011

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries

Revenue:
Sales of Used Vehicles	$265,082	$—	$—	$—	$265,082	$—	$—	$—	$—	$—	$—	$265,082
Interest Income	—	—	—	—	—	—	60,703	68,078	(61,007)	67,774	—	67,774
Other Revenue	3,488	—	5,356	—	8,844	16,332	—	—	(16,332)	—	(8,844)	—
Equity in Income of Subsidiaries	—	—	78,008	(78,008)	—	—	—	37,166	(37,166)	—	—	—

Total Revenue	268,570	—	83,364	(78,008)	273,926	16,332	60,703	105,244	(114,505)	67,774	(8,844)	332,856

Costs and Expenses:
Cost of Used Vehicles Sold	165,127	—	—	—	165,127	—	—	—	—	—	—	165,127
Provision for Credit Losses	—	—	—	—	—	—	—	53,332	—	53,332	—	53,332
Portfolio Debt Interest Expense	—	—	—	—	—	—	12,118	38	—	12,156	—	12,156
Non-Portfolio Debt Interest Expense	502	—	16	—	518	29	436	63,953	(61,007)	3,411	(3,317)	612
Senior Secured Notes Interest Expense	—	—	3,357	—	3,357	—	—	3,358	—	3,358	—	6,715
Selling and Marketing	7,102	—	—	—	7,102	—	—	6	—	6	—	7,108
General and Administrative	15,393	(462)	2,938	—	17,869	14,333	12,629	20,461	(16,332)	31,091	(5,527)	43,433
Depreciation Expense	2,740	—	—	—	2,740	176	148	294	—	618	—	3,358

Total Costs and Expenses	190,864	(462)	6,311	—	196,713	14,538	25,331	141,442	(77,339)	103,972	(8,844)	291,841

Income before Income Taxes	77,706	462	77,053	(78,008)	77,213	1,794	35,372	(36,198)	(37,166)	(36,198)	—	41,015
Income Tax Expense (Benefit)	—	160	271	—	431	—	—	81	—	81	—	512

Net Income	$77,706	$302	$76,782	$(78,008)	$76,782	$1,794	$35,372	$(36,279)	$(37,166)	$(36,279)	$—	$40,503

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Operations

Three Months Ended March 31, 2010

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
												DriveTime
							Non-					Automotive
	Guarantor	Non-				Guarantor	Guarantor					Group, Inc.
	Subsidiaries	Guarantor	Parent			Subsidiaries	Subsidiaries	Parent				and
	Combined	Subsidiary	Company	Eliminations	Consolidated	Combined	Combined	Company	Eliminations	Consolidated	Eliminations	Subsidiaries
Revenue:
Sales of Used Vehicles	$234,619	$—	$—	$—	$234,619	$—	$—	$—	$—	$—	$—	$234,619
Interest Income	—	—	—	—	—	—	27,876	62,419	(27,876)	62,419	—	62,419
Other Revenue	—	—	4,581	—	4,581	19,068	—	523	(19,068)	523	(5,104)	—
Equity in Income of Subsidiaries	—	—	62,741	(62,741)	—	—	—	16,624	(16,624)	—	—	—

Total Revenue	234,619	—	67,322	(62,741)	239,200	19,068	27,876	79,566	(63,568)	62,942	(5,104)	297,038

Costs and Expenses:
Cost of Used Vehicles Sold	142,522	—	—	—	142,522	—	—	—	—	—	—	142,522
Provision for Credit Losses	—	—	—	—	—	—	—	47,146	—	47,146	—	47,146
Portfolio Debt Interest Expense	—	—	—	—	—	—	6,872	11,659	—	18,531	—	18,531
Non-Portfolio Debt Interest Expense	893	—	1,638	—	2,531	—	112	32,966	(27,876)	5,202	(523)	7,210
Senior Secured Notes Interest Expense	—	—	—	—	—	—	—	—	—	—	—	—
Selling and Marketing	4,214	—	—	—	4,214	—	—	—	—	—	—	4,214
General and Administrative	21,915	(609)	1,734	—	23,040	16,945	5,990	18,018	(19,068)	21,885	(4,581)	40,344
Depreciation Expense	2,793	—	—	—	2,793	254	147	244	—	645	—	3,438

Total Costs and Expenses	172,337	(609)	3,372	—	175,100	17,199	13,121	110,033	(46,944)	93,409	(5,104)	263,405

Income before Income Taxes	62,282	609	63,950	(62,741)	64,100	1,869	14,755	(30,467)	(16,624)	(30,467)	—	33,633
Income Tax Expense (Benefit)	—	150	100	—	250	—	—	100	—	100	—	350

Net Income	$62,282	$459	$63,850	$(62,741)	$63,850	$1,869	$14,755	$(30,567)	$(16,624)	$(30,567)	$—	$33,283

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

Three Months Ended March 31, 2011

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$77,706	$302	$76,782	$(78,008)	$76,782	$1,794	$35,372	$(36,279)	$(37,166)	$(36,279)	—	$40,503
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	53,332	—	53,332	—	53,332
Depreciation Expense	2,740	—	—	—	2,740	176	148	294	—	618	—	3,358
Amortization of Debt Issuance Costs and Debt Premium and Discount	125	—	139	—	264	—	3,499	139	—	3,638	—	3,902
Non-Cash Compensation Expense-Related Party	—	—	465	—	465	—	—	465	—	465	—	930
Loss (Gain) from Disposal of Property and Equipment	(34)	—	—	—	(34)	—	—	—	—	—	—	(34)
Originations of Finance Receivables	—	—	—	—	—	—	—	(258,645)	—	(258,645)	—	(258,645)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	—	138,979	—	138,979	—	138,979
Decrease in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(548)	—	(548)	—	(548)
(Increase) Decrease in Inventory	29,628	—	—	—	29,628	—	—	—	—	—	—	29,628
(Increase) Decrease in Other Assets	(131,406)	(931)	(148,008)	150,268	(130,077)	(4,748)	235,222	68,175	(231,814)	66,835	68,290	5,048
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	29,140	645	69,895	(71,510)	28,170	4,738	(16,959)	34,207	45,449	67,435	(68,290)	27,315

Net Cash Provided By (Used In) Operating Activities	7,899	16	(727)	750	7,938	1,960	257,282	119	(223,531)	35,830	—	43,768

Cash Flows from Investing Activities:											—
Proceeds from Disposal of Property and Equipment	109	—	—	—	109	26	—	14	—	40	—	149
Purchase of Property and Equipment	(8,791)	—	—	—	(8,791)	(82)	(9)	(41)	—	(132)	—	(8,923)

Net Cash Provided By (Used In) Investing Activities	(8,682)	—	—	—	(8,682)	(56)	(9)	(27)	—	(92)	—	(8,774)

Cash Flows from Financing Activities:		—	—	—							—
Increase (Decrease) in Restricted Cash	5	—	—	—	5	(1,758)	8,918	—	—	7,160	—	7,165
Deposits into Investments Held in Trust	—	—	—	—	—	—	(4,200)	—	—	(4,200)	—	(4,200)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	(13,127)	—	—	(13,127)	—	(13,127)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	170,300	—	—	170,300	—	170,300
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(346,500)	—	—	(346,500)	—	(346,500)
Additions to Portfolio Term Financings	—	—	—	—	—	—	214,181	—	—	214,181	—	214,181
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(61,315)	—	—	(61,315)	—	(61,315)
Additions to Other Secured Notes Payable	—	—	750	(750)	—	—	—	—	—	—	—	—
Repayment of Other Secured Notes Payable	—	—	—	—	—	(85)	(51)	—	—	(136)	—	(136)
Payment of Debt Issuance Costs	—	—	(23)	—	(23)	—	(1,819)	(22)	—	(1,841)	—	(1,864)
Dividend Distributions	—	—	—	—	—	—	(223,531)	—	223,531	—	—	—

Net Cash Provided By (Used In) Financing Activities	5	—	727	(750)	(18)	(1,843)	(257,144)	(22)	223,531	(35,478)	—	(35,496)

Net Increase (Decrease) in Cash and Cash Equivalents	(778)	16	—	—	(762)	61	129	70	—	260	—	(502)
Cash and Cash Equivalents at Beginning of Period	3,588	322	—	—	3,910	285	516	18,966	—	19,767	—	23,677

Cash and Cash Equivalents at End of Period	$2,810	$338	$—	$—	$3,148	$346	$645	$19,036	$—	$20,027	$—	$23,175

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

Three Months Ended March 31, 2010

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp					Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net Income (Loss)	$62,282	$459	$63,850	$(62,741)	$63,850	$1,869	$14,755	$(30,567)	$(16,624)	$(30,567)	$—	$33,283
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	47,146	—	47,146	—	47,146
Depreciation Expense	2,793	—	—	—	2,793	254	147	244	—	645	—	3,438
Amortization of Debt Issuance Costs and Debt Premium and Discount	62	—	4	—	66	—	1,697	604	—	2,301	—	2,367
Non-Cash Compensation Expense-Related Party	—	—	281	—	281	—	—	282	—	282	—	563
Loss (Gain) from Disposal of Property and Equipment	(65)	—	—	—	(65)	(3)	—	—	—	(3)	—	(68)
Originations of Finance Receivables	—	—	—	—	—	—	—	(226,661)	—	(226,661)	—	(226,661)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	—	128,173	—	128,173	—	128,173
Decrease in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(58)	—	(58)	—	(58)
(Increase) Decrease in Inventory	23,615	—	—	—	23,615	—	—	—	—	—	—	23,615
(Increase) Decrease in Other Assets	(65,985)	(769)	(228,159)	228,902	(66,011)	(21,097)	56,460	(86,445)	(86,739)	(137,821)	203,558	(274)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	(21,315)	244	163,424	(165,561)	(23,208)	19,534	5,626	189,739	23,579	238,478	(203,558)	11,712

Net Cash Provided By (Used In) Operating Activities	1,387	(66)	(600)	600	1,321	557	78,685	22,457	(79,784)	21,915	—	23,236

Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	122	—	—	—	122	3	—	—	—	3	—	125
Purchase of Property and Equipment	(1,605)	—	—	—	(1,605)	(4)	(17)	(327)	—	(348)	—	(1,953)

Net Cash Provided By (Used In) Investing Activities	(1,483)	—	—	—	(1,483)	(1)	(17)	(327)	—	(345)	—	(1,828)

Cash Flows from Financing Activities:
Increase in Restricted Cash	—	—	—	—	—	(496)	(1,979)	—	—	(2,475)	—	(2,475)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	24,737	—	—	24,737	—	24,737
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	98,500	—	—	98,500	—	98,500
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(51,741)	—	—	(51,741)	—	(51,741)
Additions to Portfolio Term Financings	—	—	—	—	—	—	—	41,134	—	41,134	—	41,134
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(67,408)	(62,786)	—	(130,194)	—	(130,194)
Additions to Other Secured Notes Payable	—	—	600	(600)	—	—	—	76	—	76	—	76
Repayment of Other Secured Notes Payable	—	—	—	—	—	—	(48)	(16)	—	(64)	—	(64)
Payment of Debt Issuance Costs	(8)	—	—	—	(8)	—	(646)	(415)	—	(1,061)	—	(1,069)
Dividend Distributions	—	—	—	—	—	—	(79,784)	—	79,784	—	—	—

Net Cash Provided By (Used In) Financing Activities	(8)	—	600	(600)	(8)	(496)	(78,369)	(22,007)	79,784	(21,088)	—	(21,096)

Net Increase (Decrease) in Cash and Cash Equivalents	(104)	(66)	—	—	(170)	60	299	123	—	482	—	312
Cash and Cash Equivalents at Beginning of Period	791	152	—	—	943	41	549	19,993	—	20,583	—	21,526

Cash and Cash Equivalents at End of Period	$687	$86	$—	$—	$773	$101	$848	$20,116	$—	$21,065	$—	$21,838

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A for the year ended December 31, 2010, included in Amendment No.6 to our Registration Statement on Form S-4 filed with the SEC on April 22, 2011, as well as our condensed consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.

Unless otherwise indicated in this Quarterly Report on Form 10-Q, the terms “DriveTime,” the “Company,” “we,” “our” and “us” refer to DriveTime Automotive Group, Inc. and its subsidiaries as a consolidated entity.

Overview

We are the leading used vehicle retailer in the United States with a sole focus on the sale and financing of quality vehicles to the subprime market. Through our branded dealerships, we provide our customers with a comprehensive end-to-end solution for their automotive needs, including the sale, financing, and maintenance of their vehicles. As of March 31, 2011, we owned and operated 86 dealerships and 15 reconditioning facilities in 29 geographic regions in 14 states. For the three months ended March 31, 2011, we sold 18,095 vehicles, generated $332.9 million of total revenue (which consists of vehicle sales and interest income), and generated $65.0 million of Adjusted EBITDA. We provide our customers with financing for substantially all of the vehicles we sell. As of March 31, 2011, our loan portfolio had a total outstanding principal balance of $1.5 billion. We maintain our loan portfolio and related financings on our balance sheet.

Over the past 19 years, we have developed an integrated business model that consists of vehicle acquisition, reconditioning, sales, underwriting and finance, loan servicing, and after sale support. We believe that our model enables us to operate successfully in the underserved subprime market segment. In addition, we believe that our model allows us to systematically open new dealerships in existing and new markets throughout the United States.

Select information regarding our dealerships is as follows:

		Three Months Ended March 31, 2011		As of March 31, 2011
	State	# of Units Sold	Percent of Unit Sales Volume	Number of Stores	Number of Reconditioning Facilities	# of Active Loans	Loan Principal	% of Portfolio
TX	Texas	3,777	20.9%	18	4	36,461	$384,465	26.4%
FL	Florida	2,962	16.3%	16	2	25,099	259,305	17.8%
NC	North Carolina	2,037	11.3%	10	1	14,081	158,285	10.9%
AZ	Arizona	1,370	7.6%	6	1	11,571	111,920	7.7%
GA	Georgia	1,262	7.0%	6	2	11,146	113,437	7.8%
VA	Virginia	1,204	6.7%	7	1	11,508	112,757	7.7%
TN	Tennessee	955	5.2%	4	0	1,717	22,606	1.6%
CA	California	853	4.7%	4	0	8,258	78,580	5.4%
NV	Nevada	808	4.5%	2	1	6,446	67,006	4.6%
SC	South Carolina	671	3.7%	3	0	1,650	21,620	1.5%
NM	New Mexico	658	3.6%	3	1	6,004	59,682	4.1%
AL	Alabama	560	3.1%	2	1	725	9,700	0.7%
CO	Colorado	512	2.8%	3	1	3,791	42,979	2.9%
OK	Oklahoma	466	2.6%	2	0	1,175	15,684	1.1%

		18,095	100%	86	15	139,632	$1,458,026	100%

Our integrated business model is focused on giving our customers the ability to acquire quality used vehicles through six key activities:

•

Vehicle acquisition. We acquire inventory primarily from used vehicle auctions. Our centralized vehicle selection strategy takes into account many factors, including the retail value, age, and costs of buying, reconditioning, and delivering the vehicle for resale, along with buyer affordability and desirability. At March 31, 2011, we employed 36 buyers who average six years of experience with us. For the three months ended March 31, 2011, we purchased 16,234 vehicles from over 140 auctions nationwide.

•

Vehicle reconditioning and distribution. Subsequent to acquisition, vehicles are transported to one of our 15 regional reconditioning facilities, where we recondition the vehicles and perform a rigorous multi-point inspection for safety and operability. On average, we spend approximately $1,200 in reconditioning costs per vehicle sold, including parts and labor. Upon passing our quality assurance testing, we determine the distribution of vehicles to our dealerships based on current inventory mix and levels, along with sales patterns at each dealership.

•

Vehicle sales. We focus on selling quality used vehicles with affordable payments through our extensive network of company-owned dealerships. Our dealerships maintain a range of approximately 60-70 vehicles with vehicle ages generally ranging from two to six years. We utilize targeted television, radio, and online advertising programs to promote our brand and encourage customers to complete an online credit application and visit our dealerships. Approximately 54% of our customers completed an online credit application before visiting one of our dealerships in the three month period ended March 31, 2011. Our dealerships are generally located in high traffic commercial districts and showcase our DriveTime logos and color schemes. Our sales process features no-haggle pricing and prices are established centrally based on pricing targets and vehicle turn times. Customers are assisted through their buying and financing process by salaried sales advisors.

•

Underwriting and finance. Using information provided as part of the credit application process, our centralized proprietary credit scoring system determines a customer’s credit grade and the corresponding minimum down payment and maximum installment payment. We monitor the performance of our portfolio and close rates on a real-time basis, allowing us to centrally adjust pricing and financing terms to balance sales volumes and loan performance.

•

Loan servicing. We perform all servicing functions for our loan portfolio, from collections through the resale of repossessed vehicles. Our collections are centralized into four regional collection facilities and our collections teams use an automated dialer and messaging systems in our collections strategy. We allow customers to make payments in cash at over 3,700 Wal-Mart stores and more than 12,000 other locations nationwide, as well as through traditional payment methods. Our experienced collection staff utilizes our proprietary collection software, which we developed specifically for subprime auto loans. We use behavioral models designed to predict payment habits, as well as automated dialer and messaging systems to enhance collection efficiency. We utilize our vehicle acquisition and sales expertise in representing our vehicles at auction in order to maximize the recovery value of repossessed vehicles.

•

After sale support. As part of our no-haggle vehicle sale price, we provide our DriveCare® limited warranty; a 36 month / 36,000 mile warranty, including oil changes at Sears Automotive locations nationwide and 24/7 roadside assistance, on each vehicle we sell. The warranty is included in the sales price of each vehicle, and not sold as a separate product. We self-administer our warranty program through our in-house team of customer service representatives, including warranty claim specialists who are certified mechanics, and our pre-approved vendor network of independent third-party repair facilities.

First Quarter 2011 Highlights

•	Total revenue increased 12.1% from $297.0 million for the three months ended March 31, 2010, to $332.9 million for the three months ended March 31, 2011.

•	Unit sales increased 11.0% from 16,303 for the three months ended March 31, 2010, to 18,095 for the three months ended March 31, 2011.

•	Net charge-offs as a percent of average portfolio principal outstanding decreased from 3.3% for the three months ended March 31, 2010, to 3.1% for the three months ended March 31, 2011.

•

In February 2011 we completed a securitization transaction (2011-1) by issuing $214.2 million of asset backed securities, which are collateralized by approximately $280.0 million of finance receivables. The asset backed securities were rated by Standard and Poors (S&P) and DBRS and are structured in four tranches without external credit enhancement from a monoline insurer. The weighted average coupon of these four tranches was 3.03%.

•	We opened one new store in Charleston, South Carolina.

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	changes to our business plan that are currently being implemented, and those that may be implemented in the future, may not be successful and may cause unintended consequences;

•	interest rates affect our profitability and cash flows and an increase in interest rates will increase our interest expense and lower our profitability and liquidity;

•	general, wholesale used vehicle auction prices, and economic conditions and their effect on automobile sales;

•	seasonal and other fluctuations in our results of operations;

•	our ability to complete any pending financing transactions

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see the “Risk Factors” section of our Amendment No. 6 to our Registration Statement on Form S-4, filed with the SEC on April 22, 2011, which identifies events and important risk factors that could cause actual results to differ materially from those contained in our forward-looking statements. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

Revenue recognition

Revenue from the sale of used vehicles is recognized upon delivery, when the sales contract is signed, and the agreed-upon down payment or purchase price has been received. Sales of used vehicles include revenue from the sale of used vehicles, net of a reserve for returns. The reserve for returns is estimated using historical experience and trends and could be affected if future vehicle returns differ from historical averages. A 10.0% increase in our rate of returns would result in a $0.4 million increase in our sales return allowance (and corresponding decrease in revenue) for the three months ended March 31, 2011. Revenue is recognized at time of sale since persuasive evidence of an arrangement in the form of an installment sales contract exists, we have delivered the vehicle to the customer, transferred title, the sale has a fixed and determinable price, and collectability is reasonably assured.

Allowance for credit losses

We maintain an allowance for credit losses on an aggregate basis at a level we consider sufficient to cover probable credit losses inherent in our portfolio of receivables as of each reporting date utilizing a loss emergence period to cover 12 months of estimated losses. The allowance takes into account historical credit loss experience, including timing, frequency and severity of losses. This estimate of existing probable credit losses inherent in the portfolio is primarily based on static pool analyses by month of origination based on origination principal, credit grade mix and deal structure, including down payment and term. The evaluation of the adequacy of the allowance also considers factors and assumptions regarding the overall portfolio quality, delinquency status, the value of the underlying collateral, current economic conditions that may affect the borrowers’ ability to pay, and the overall effectiveness of collection efforts.

The static pool loss curves by grade are adjusted for actual performance to date, and historical seasonality patterns. The forecasted periodic loss rates, which drive the forecast for estimated gross losses (before recoveries) are calculated by factoring amortization speed, and origination terms. Charge-offs have a natural seasonality pattern such that they are typically lower during the first and second quarters of each calendar year because customers tend to have additional money from tax refunds to apply to their loans, compared to the third and fourth quarters when charge-offs tend to increase. Recoveries are estimated using historical unit and dollar static pool recovery activity to forecast recoveries for estimated charge-offs at the balance sheet date. The forecasted recovery rates (on a per unit basis) are based on the historical unit recovery trend by recovery type as adjusted for estimated impact of economic and market conditions.

The allowance model is sensitive to changes in assumptions such that an increase or decrease in our forecasted net charge-offs would increase or decrease the allowance as a percentage of principal outstanding required to be maintained. The amount of our allowance is sensitive to losses within credit grade, recovery values, deal structure, the loss emergence period and overall credit grade mix of the portfolio. In the event loss assumptions used in the calculation of the allowance for credit losses were to increase, there would be a corresponding increase in the amount of the allowance for credit losses, which would decrease the net carrying value of finance receivables and increase the amount of provision for credit losses, thereby decreasing net income. A 5% increase in our frequency loss assumption would increase the allowance for credit losses and our provision for credit losses by $9.5 million and $8.4 million as of March 31, 2011, and December 31, 2010, respectively. Also, a 5% decrease in our assumed recoveries per loan charged off, would result in an increase to the allowance for credit losses and provision for credit losses by $5.1 million and $4.2 million as of March 31, 2011, and December 31, 2010, respectively. Our ability to forecast net charge-offs and track static pool net losses by month of origination are a critical aspect of this analysis.

Although it is reasonably possible that events or circumstances could occur in the future that are not presently foreseen, which could cause actual credit losses to be materially different from the recorded allowance for credit losses, we believe that we have given appropriate consideration to the relevant factors and have made reasonable assumptions in determining the level of the allowance. Our credit and underwriting policies and adherence to such policies and the execution of collections processes have a significant impact on collection results, as well as the economy as a whole. Changes to the economy, unemployment, auction prices for repossessed vehicles, and collections and recovery processes could materially affect our reported results.

Recovery receivables

All loans over 90 days past due at month end are charged-off. Recovery receivables consist of estimated recoveries to be received on charged-off receivables, including proceeds from selling repossessed vehicles at auction, along with insurance, bankruptcy and deficiency collections. The recovery amount from selling repossessed vehicles at auction is a forecast of vehicles to be recovered from loans previously charged-off and vehicles currently in our possession. Based on our extensive experience and historical database of auction recoveries, we estimate the number of units we will recover and the value that we will receive for these vehicles at auction. Our forecast utilizes historical data with respect to recovery rates, values, and time from charge-off to repossession. In order to estimate auction recoveries we utilize historical static pool unit recovery rates as adjusted for recent market trends to arrive at the forecasted recovery dollars by static pool month of charge-offs. Insurance, bankruptcy and deficiency collections are estimated using historical trends adjusted for changes to recovery practices.

Valuation of inventory

Inventory consists of used vehicles held-for-sale or currently undergoing reconditioning and is stated at the lower of cost or market value. Vehicle inventory cost is determined by specific identification. Direct and indirect vehicle reconditioning costs including parts and labor, costs to transport the vehicles to our dealership locations, buyer costs, and other incremental costs are capitalized as a component of inventory cost. Determination of the market value of inventory involves assumptions regarding wholesale loss rates derived from historical trends and could be affected by changes in supply and demand at our retail locations and at the auctions. A 1.0% decrease in the valuation of our inventory at March 31, 2011, would result in a decrease in net income of approximately $1.2 million.

Secured financings

We sell loans originated at our dealerships to our bankruptcy-remote securitization subsidiaries, which, in turn, transfer the loans to separate trusts that issue notes and certificates collateralized by these loans. The senior class notes are sold to investors, and we retain the subordinate classes. We continue to service all securitized loans. Due to certain restrictions placed on the trusts (i.e., the trusts do not have the right to pledge the assets), securitization transactions have been accounted for as secured financings, in accordance with ASC 860, Transfers and Servicing. Loans included in the securitization transactions are recorded as finance receivables and the asset-backed securities that are issued by the trusts are recorded as a component of portfolio term financings in the accompanying consolidated balance sheets.

Limited warranty

Our DriveCare® limited warranty provides major mechanical and air-conditioning coverage, on every used vehicle we sell. The limited warranty covers vehicles for 36 months or 36,000 miles, whichever comes first, and includes oil changes at Sears Automotive locations nationwide and 24/7 roadside assistance. The warranty is included in the sales price of the vehicle and is not sold as a separate product. A liability for the estimated cost of vehicle repairs under our warranty program is established at the time a used vehicle is sold by charging costs of used vehicles sold. We currently offer no warranty outside of our DriveCare® limited warranty. The liability is evaluated for adequacy through an analysis based on the program’s historical performance of cost incurred per unit sold, management’s estimate of frequency of vehicles to be repaired and severity of claims based on vehicles currently under warranty, the estimate cost of oil changes, and the estimate cost of roadside assistance, both of which are based on the program’s historical performance and our expectation of future usage. These assumptions are further affected by mix and age of vehicles sold and our ability to recondition vehicles prior to sale. A 10.0% increase in our warranty accrual at March 31, 2011, would result in a reduction in net income of approximately $2.3 million for the three months ended March 31, 2011.

Factors Affecting Comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Reporting company expenses

Our 12.625% Senior Secured Notes due 2017 (“Senior Secured Notes”) required us to file a registration statement on Form S-4 with the SEC and to make an offer to exchange the Senior Secured Notes for registered publicly tradable notes that have substantially identical terms. On October 4, 2010, we filed a registration statement on Form S-4 that was declared effective by the SEC as of April 29, 2011. Upon registration of the exchange notes, we became subject to a number of additional requirements, including the reporting requirements of the Exchange Act. We expect that our general and administrative expenses will increase as we pay our employees, legal counsel, and accountants to assist us in, among other things, establishing and maintaining internal control over financial reporting, and preparing and distributing periodic public reports under the federal securities laws.

Interest expense

As a result of the issuance of our Senior Secured Notes and the use of proceeds there from to repay certain of our indebtedness, and the contribution of an aggregate of $100.1 million of subordinated notes and junior secured notes into equity in connection with the offering of such notes, as well as the warehouse facilities, execution of securitization transactions which have a lower cost of funds compared to previously outstanding debt instruments, we expect that our weighted average cost of funds will be lower in future periods. To the extent our average amount borrowed is also less in future periods, we would expect a decrease in our interest expense in future periods.

Sales tax refunds

In February 2011 we received an unfavorable ruling from the Nevada Supreme Court with regards to certain sales tax refunds we had requested for the 2002 and 2003 tax years. As a result, in the fourth quarter of 2010, we accrued a liability of $5.5 million related to this matter. We are no longer claiming the sales tax refunds relating to receivables that have become uncollectible in the State of Nevada. Going forward, we expect an annual decrease in sales tax recoveries related to this matter. To our knowledge, this decision by the State of Nevada should not affect our position regarding sales tax refunds in states other than Nevada. For further information, see Note 9 – Commitments and Contingencies: Legal Matters to our condensed consolidated financial statements included in Item 1 of this report.

Selected Historical Consolidated Financial and Other Data

The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated.

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2011	2010	2009
	(In thousands)
Revenue:
Sales of Used Vehicles	$265,082	$234,619	$225,092
Interest Income	67,774	62,419	61,653

Total Revenue	332,856	297,038	286,745

Costs and Expenses:
Cost of Used Vehicles Sold	165,127	142,522	125,262
Provision for Credit Losses	53,332	47,146	69,815
Portfolio Debt Interest Expense	12,156	18,531	17,723
Non-Portfolio Debt Interest Expense	612	7,210	10,960
Senior Secured Debt Interest Expense	6,715	—	—
Selling and Marketing	7,108	4,214	3,574
General and Administrative	43,433	40,344	51,297
Depreciation Expense	3,358	3,438	3,361
Gain on extinguishment of debt, net	—	—	(6,754)

Total Costs and Expenses	291,841	263,405	275,238

Income Before Income Taxes	41,015	33,633	11,507
Income Tax Expense	512	350	370

Net Income	$40,503	$33,283	$11,137

	As of and for the
	Three Months Ended March 31,
	2011		2010		2009
	($ in thousands, except per vehicle sold data)
Dealerships:
Dealerships in operation at end of period	86		79		79
Average number of vehicles sold per dealership per month	71		69		66
Retail Sales:
Number of used vehicles sold	18,095		16,303		15,787
Average age of vehicles sold (in years)	5.0		4.4		4.2
Average mileage of vehicles sold	73,812		69,208		65,830
Per vehicle sold data:
Average sales price	$14,649		$14,391		$14,258
Average cost of vehicle sold	$9,126		$8,742		$7,935
Average gross margin	$5,523		$5,649		$6,323
Gross margin percentage	37.7%		39.3%		44.3%
Loan Portfolio:
Principal balances originated	$258,645		$226,661		$220,171
Average amount financed per origination	$14,298		$13,912		$13,951
Number of loans outstanding—end of period	139,632		132,642		128,349
Principal outstanding—end of period	$1,458,026		$1,367,408		$1,375,442
Average principal outstanding during the period	$1,397,163		$1,325,261		$1,350,971
Average effective yield on portfolio (1)	19.9%		19.8%		19.2%
Allowance for credit losses as a percentage of portfolio principal	14.9%		16.2%		17.9%
Portfolio performance data:
Portfolio delinquencies over 30 days (2)	5.8%		4.4%		5.4%
Principal charged-off as a percentage of average principal outstanding	5.4%		5.6%		7.1%
Recoveries as a percentage of principal charged-off	43.2%		41.5%		31.4%
Net charge-offs as a percentage of average principal outstanding	3.1%		3.3%		4.9%
Financing and Liquidity:
Unrestricted cash and availability (3)	$245,192		$86,843		$94,122
Ratio of net debt to shareholders’ equity (4)	2.1	x	2.9	x	3.5	x
Total average debt	$1,026,175		$1,044,211		$1,089,515
Weighted average effective borrowing rate on total debt (5)	7.7%		10.0%		10.7%
Credit Ratios:
Secured collateral coverage ratio (6)	3.0	x	N/A		N/A
Ratio of adjusted EBITDA to interest expense (7)	3.3	x	2.5	x	1.6	x

Other Financial Data:
EBITDA (8)	$63,857		$62,812		$43,551
Adjusted EBITDA (8)	$65,006		$63,601		$47,881

	As of March 31,	As of December 31,
	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,175	$23,677	$21,526
Restricted cash and investments held in trust (9)	92,052	81,891	84,064
Finance receivables (10)	1,486,223	1,408,741	1,340,591
Allowance for credit losses	(218,600)	(208,000)	(218,259)
Inventory	116,333	145,961	115,257
Total assets	1,613,429	1,568,154	1,432,080
Portfolio debt	793,648	817,040	873,363
Non-portfolio debt	55,202	55,338	213,852
Senior secured debt	197,884	197,829	—
Total debt (11)	1,046,734	1,070,207	1,087,215
Shareholders’ equity	460,200	418,767	293,145

(1)

Average effective yield represents the interest income earned at the contractual rate (stated APR) less the write-off of accrued interest on charged-off loans and amortization of loan origination costs (which includes the write-off of unamortized loan origination costs on charged-off loans), plus interest earned on investments held in trust and late fees earned.

(2)

Delinquencies are presented on a Sunday-to-Sunday basis, which reflects delinquencies as of the nearest Sunday to period end. Sunday is used to eliminate any impact of the day of the week on delinquencies since delinquencies tend to be higher mid-week.

(3)

Unrestricted cash and availability consists of cash and cash equivalents plus available borrowings under the portfolio warehouse, residual, and inventory facilities, based on assets pledged or available to be pledged to the facilities.

(4)

Net debt is calculated as total debt less restricted cash and investments held in trust securing various debt facilities. Ratio of net debt to shareholders’ equity is calculated as net debt divided by total shareholders’ equity.

(5)	Weighted average effective borrowing rate includes the effect of amortization of discounts, debt issuance costs, and unused line fees.
(6)

Defined as the ratio of (i) the sum of (a) the net finance receivables, (b) net inventory, and (c) the aggregate amount of cash and cash equivalents held as collateral, to (ii) aggregate principal amount of the notes. See also “Liquidity and Capital Resources – Senior Secured Notes Collateral,” for a summary of the calculation.

(7)	Represents ratio of Adjusted EBITDA to total interest expense.
(8)	See definition of EBITDA and Adjusted EBITDA in Management’s Discussion and Analysis – Non-GAAP discussion.
(9)

Restricted cash and investments held in trust consist of cash and cash equivalents pledged as collateral under securitization transactions, portfolio warehouse facilities, and term financing facilities.

(10)	Finance receivables include principal balances, accrued interest, and capitalized loan origination costs.
(11)	Total debt excludes accounts payable, accrued expenses, and other liabilities.

Statement of Operations—Line Item Descriptions

Revenue

Sales of used vehicles

We derive a significant portion of our revenue from the sale of used vehicles. Sales of used vehicles include revenue from the sale of vehicles, net of a reserve for returns. Factors affecting revenue from sales of used vehicles include the number of used vehicles we sell and the price at which we sell our vehicles.

The number of used vehicles we sell depends on the volume of customer applications received and the conversion rate from customer application to sale. Application volume is a function of the number of dealerships, advertising, customer referrals, repeat customer volume, other marketing efforts, competition from other used car dealerships, availability of credit from other subprime finance companies, and general economic conditions. The conversion rate from customer application to sale is a function of our underwriting standards, customer sales experience, customer affordability, vehicle inventory, and warranty provided. The price at which we sell our vehicles is dependent on our pricing strategy, which balances margins, sales volume, and loan performance.

Interest income

Interest income consists of interest earned on installment sales contracts net of amortization of loan origination costs, plus late payment fees and interest earned on investments held in trust. We write-off accrued interest on charged-off loans as a reduction to interest income. Interest income is affected by (i) the principal balance of our loan portfolio, (ii) the average APR of our loan portfolio, and (iii) the payment performance by our borrowers on their loans.

Costs and expenses

Cost of used vehicles sold

Cost of used vehicles sold includes the cost to acquire vehicles, reconditioning and transportation costs associated with preparing the vehicles for resale, vehicle warranty, and other related costs. The cost to acquire vehicles includes the vehicle purchase price, auction fees, wages, and other buyer costs. A liability for the estimated cost of vehicle repairs under our DriveCare® limited vehicle warranty program is established at the time a used vehicle is sold by charging cost of used vehicles sold.

The cost of used vehicles sold is affected by a variety of factors including: (i) the cost of vehicles purchased at auction, (ii) the supply and demand of vehicles purchased at auction, (iii) the quality, make, model, and age of vehicles acquired, (iv) transportation costs, (v) labor costs and costs to operate our reconditioning facilities, and (vi) warranty costs.

Provision for credit losses

Provision for credit losses is the charge recorded to operations to maintain an allowance adequate to cover losses inherent in the portfolio. We charge-off the entire principal balance of receivables that are contractually 91 or more days past due at the end of a month, net of estimated recoveries. The allowance for credit losses varies based on size of the loan portfolio and the expected performance of the loans. Loan performance is a function of the underlying credit quality of the portfolio, the effectiveness of collection activities, auction values for repossessed vehicles, other ancillary collections, and overall economic conditions.

We anticipate the allowance for credit losses to grow as we increase origination volume and grow our portfolio. However, the allowance as a percentage of portfolio principal may increase or decrease based on the underlying performance of loans originated, value of collateral, and the change in credit grade mix of loans originated. Since we tightened our loan underwriting standards beginning in the second quarter of 2008 our allowance as a percent of principal has decreased as a result of a decrease in net charge-offs. Loans originated since we tightened our underwriting standards represent 91.6% of our loan portfolio as of March 31, 2011.

Portfolio debt interest expense and non-portfolio debt interest expense

Portfolio debt interest expense consists of interest and related amortization of debt issuance costs on our portfolio warehouse facilities, securitizations, PALP financings, and term residual financing.

Non-portfolio debt interest expense consists of interest expense and related amortization of discounts and debt issuance costs on our senior unsecured notes payable, inventory facility, real estate mortgage financing, and an equipment note payable. Non-portfolio debt interest expense is dependent on the amount of indebtedness and the interest expense associated therewith, both of which are dependent on the financial markets and economy as a whole.

Selling and marketing

Selling and marketing expenses include promotional costs, advertising, and marketing-related costs. Our selling and marketing expenses are generally affected by the cost of advertising media, our marketing strategy, and production costs of TV and radio commercials.

General and administrative

General and administrative expenses include compensation and benefits, property-related expenses, collection expenses on our portfolio, store closing costs, and other ancillary expenses, such as professional fees and services.

We anticipate that general and administrative expenses will increase related to costs associated with being an SEC Registrant, and costs associated with expansion of our dealership base. We anticipate that collection related expenses on a per loan basis will decrease as a result of the centralization of our collections for early delinquencies at our collection facilities in Dallas, Texas; Richmond, Virginia; Orlando, Florida; and Mesa, Arizona.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2011	2010	% Change
Revenue:
Sales of Used Vehicles	$265,082	$234,619	13.0%
Interest Income	67,774	62,419	8.6%

Total Revenue	332,856	297,038	12.1%

Costs and Expenses:
Cost of Used Vehicles Sold	165,127	142,522	15.9%
Provision for Credit Losses	53,332	47,146	13.1%
Portfolio Debt Interest Expense	12,156	18,531	(34.4%)
Non-Portfolio Debt Interest Expense	612	7,210	(91.5%)
Senior Secured Debt Interest Expense	6,715	—	N/ A
Selling and Marketing	7,108	4,214	68.7%
General and Administrative	43,433	40,344	7.7%
Depreciation Expense	3,358	3,438	(2.3%)

Total Costs and Expenses	291,841	263,405	10.8%

Income Before Income Taxes	41,015	33,633	21.9%
Income Tax Expense	512	350	46.3%

Net Income	$40,503	$33,283	21.7%

Sales of used vehicles

Revenue from sales of used vehicles increased $30.5 million or 13.0% for the three months ended March 31, 2011, compared to the same period in 2010. The increase in revenue was primarily due to an 11.0% increase in sales volume, coupled with a 1.8% increase in the average sales price per vehicle sold. The increase in sales volume is primarily attributable to an increase in the average number of stores in operation year over year and an increase in the number of units sold per store. The increase in the number of stores in operation is a result of opening seven net new stores since the first quarter of 2010. The increase in average sales price per vehicle sold is attributable to an overall increase in the average cost of used vehicles sold, primarily as a result of an increase in acquisition costs from appreciation in wholesale used vehicle prices. See also “—Cost of used vehicles sold”.

The increase in sales volume is in part attributed to an increase in our internet-related sales revenue. We define internet-related sales as those sales where a credit application was completed over the internet prior to the customer visiting our dealership, within three months of the sale. Internet-related sales are a component of revenue from the sales of used vehicles. Internet sales revenue increased $22.6 million, or 18.6% for the three months ended March 31, 2011, compared to the same period in 2010. As a percent of total sales revenue, internet-related sales comprised 54.3% and 51.7% of our total sales revenue for the three months ended 2011 and 2010, respectively.

Interest income

Interest income increased $5.4 million or 8.6% for the three months ended March 31, 2011, compared to the same period in 2010. The increase is primarily due to an increase in the average effective yield on our receivables portfolio to 19.9% from 19.8% and an increase of $71.9 million in average portfolio principal outstanding for the three months ended March 31, 2011, compared to the same period in 2010, as a result of an increase in originations over portfolio run-off.

Cost of used vehicles sold

Total cost of used vehicles sold increased $22.6 million, or 15.9%, for the three months ended March 31, 2011, compared to the same period in 2010. The increase was due to an increase in the number of vehicles sold and an increase in the average cost of vehicles sold. Our cost of vehicles sold per unit increased primarily as a result of higher acquisition costs at auction as a result of an appreciation in wholesale used vehicle prices Wholesale used vehicle prices increased during the three months ended March 31, 2011, compared to the same period in 2010, as a result of increased demand for used vehicles, coupled with a decrease in supply of used vehicles nationwide. Acquisition costs are a function of the vehicle make, model, and year mix that we acquire, along with vehicle wholesale auction price trends for the segment of vehicles that we target for acquisition. The average vehicle age and mileage of vehicles sold in the first quarter of 2011 increased in an effort to maintain overall affordability for our customers. Vehicle reconditioning costs and warranty related costs also increased due to the increase in vehicles age and mileage.

Gross margin

Gross margin increased $7.9 million and gross margin as a percentage of sales revenue decreased to 37.7% from 39.3% for the three months ended March 31, 2011, compared to the same period in 2010. The increase in gross margin dollars is related to an increase in vehicle sales volume. The decrease in gross margin percentage is primarily attributable to an increase in our “Cost of used vehicles sold” as described above, while only a portion of these costs were passed on to our customers through an increase in sales price. Our total cost per vehicle sold increased 4.4% while our average price per vehicle sold only increased 1.8% for the three months ended March 31, 2011, compared to the same period in 2010.

Provision for credit losses

Provision for credit losses increased $6.2 million or 13.1% for the three months ended March 31, 2011, compared to the same period in 2010. This increase is a result of an increase in the principal balance of loans outstanding of $90.6 million as a result of an increase in originations over portfolio run-off. In addition, allowance for credit losses as a percent of principal decreased 40 basis points in the first quarter 2010 compared to a 10 basis point decrease in first quarter 2011. Offsetting these effects was a decrease in net charge-offs due to tightening our loan underwriting standards on loan originations beginning in the second quarter of 2008, coupled with an increase in recoveries as a percent of principal charged-off.

Net charge-offs as a percent of average outstanding principal decreased to 3.1% for the three months ended March 31, 2011, from 3.3% for the same period in 2010. This improvement is primarily the result of the tightening of our loan underwriting standards beginning in the second quarter of 2008. As a result, gross principal charged-off decreased to 5.4% for the three months ended March 31, 2011, from 5.6% for the same period in 2010. In addition, recoveries as a percentage of principal charged-off increased to 43.2% for the three months ended March 31, 2011, from 41.5% for the same period in 2010. The improvement in recoveries is due primarily to higher auction values stemming from appreciation in the wholesale used vehicle market.

The allowance for credit losses increased by $10.6 million from December 31, 2010 to March 31, 2011. As a percentage of principal outstanding, the allowance decreased from 15.0% to 14.9%. The increase in the allowance dollars is a direct result of an increase in the size of the portfolio at March 31, 2011. The decrease in the allowance as a percent of outstanding principal balance is due primarily to the improved performance and credit quality of our portfolio. At March 31, 2011, approximately 91.6% of our portfolio represents loans that were originated post-credit tightening.

Portfolio debt interest expense

Total portfolio debt interest expense decreased $6.4 million or 34.4%, for the three months ended March 31, 2011, compared to the same period in 2010. This decrease is a result of both a decrease in the average amount borrowed under portfolio debt of $60.0 million and a decrease in the overall cost of funds of portfolio debt to 7.8% for the three months ended March 31, 2011, compared to 9.0% for 2010. The decrease in our costs of funds is attributable to lower borrowing costs of our recent securitizations, a decrease in borrowing costs of our warehouse facilities, as well as the termination of our PALP agreement with Santander in the second quarter of 2010, which bore a higher cost of funds than both our securitizations and warehouse facilities.

Non-portfolio debt interest expense

Total non-portfolio debt interest expense decreased $6.6 million or 91.5% for the three months ended March 31, 2011, compared to the same period in 2010. The decrease was primarily due to the exchange of $60.1 million junior secured notes and $40.0 million of subordinated debt for equity, and the exchange of $2.0 million junior secured notes and $35.0 million in subordinated debt for an equal principal amount of Senior Secured Notes, which occurred in conjunction with the offering of our Senior Secured Notes in June 2010. As a result, the average balance of non-portfolio debt decreased $156 million for the first quarter 2011 compared to first quarter 2010 and the average cost of funds of non-portfolio debt decreased to 4.9% for the three months ended March 31, 2011, from 13.8% for the same period in 2010.

Senior secured debt interest expense

Senior secured debt interest expense increased $6.7 million. The increase is a result of the issuance in June 2010 of our Senior Secured Notes. The weighted average effective rate on these notes is 12.9%, which includes amortization of discount and deferred financing costs.

Selling and marketing expense

Selling and marketing expenses increased $2.9 million or 68.7% for the three months ended March 31, 2011, compared to the same period in 2010. The increase was due to an increase in our advertising expenses of $2.7 million, primarily related to our television and internet marketing strategy, an increase in television commercial production, and an increase in advertising associated with operating in nine new geographic locations as a result of expansion of our dealership base.

General and administrative expense

General and administrative expenses increased $3.1 million or 7.7% for the three months ended March 31, 2011, compared to the same period in 2010 primarily as a result of an increase lease expense related to the number of dealerships and reconditioning centers in operation year over year and an increase in salaries and wages as we increase the number of employees in conjunction with our overall expansion.

Net income

Net income increased to $40.5 million from $33.3 million for the three months ended March 31, 2011, compared to the same period in 2010. This increase is primarily attributable to an increase in gross margin from the sales of used vehicles, and an increase in net interest income (interest income less total interest expense); partially offset by an increase in provision for loan losses as a result of a larger finance receivable portfolio, and an increase in general and administrative expenses.

Originations

The following table sets forth information regarding our originations for the periods indicated.

	0000000	0000000	0000000
	Three Months Ended March 31,		Change
	2011	2010
	($ in thousands except per loan data)
Amount originated	$258,645	$226,661	14.1%
Number of loans originated	18,089	16,292	11.0%
Average amount financed per origination	$14,298	$13,912	$386
Average APR originated	20.8%	22.4%	(7.1%)
Average term (in months)	55.5	52.3	3.2
Average down payment per origination	$1,305	$1,462	$(157)
Down payment as a percent of amount financed	9.1%	10.5%	(13.3%)
Percentage of sales revenue financed	97.6%	96.6%	1.0%

We originate loans when a customer finances the purchase of one of our vehicles, and the balance on these loans, together with accrued interest and unamortized loan origination costs, comprises our portfolio of finance receivables. Receivables are financed to generate liquidity for our business. See “—Liquidity and Capital Resources.”

The principal amount of loans we originated increased $32.0 million or 14.1% for the three months ended March 31, 2011, compared to the same period in 2010. The increase was due to an increase in the number of used vehicles sold, and an increase in the average amount financed per loan originated as a direct result of an increase in the average sales price per vehicle sold, and a decrease in the average down payment per loan originated. Average APR decreased to 20.8% from 22.4% and average term increased by 3.2 months for the three months ended March 31, 2011, compared to the same period in 2010, due to changes in our overall interest rate and financing/underwriting strategy.

Receivables portfolio

The following table shows the characteristics of our finance receivables portfolio for the periods indicated:

	As of and for the Three Months Ended March 31,		Change
	2011	2010
	($ in thousands except per loan data)
Principal balance receivable, end of period	$1,458,026	$1,367,408	$90,618
Average principal balance	$1,397,163	$1,325,261	$71,902
Number of loans outstanding, end of period	139,632	132,642	6,990
Average remaining principal per loan, end of period	$10,442	$10,309	$133
Weighted Average APR of contracts outstanding	21.0%	20.8%	0.20%
Average age per loan (in months)	15.5	15.5	0.0%

Finance receivables principal balance, average principal balance and the number of loans outstanding period over period increased for the three months ended March 31, 2011, compared to the same period in 2010, due to origination volume exceeding portfolio run-off (regular principal payments, payoffs, and charge-offs).

Delinquencies

As a percentage of total outstanding loan principal balances, delinquencies over 30 days were 5.4% and 4.4% at March 31, 2011 and 2010, respectively. The increase in delinquencies is the result of a change in our collection strategy for early delinquencies. In conjunction with our centralization of collections during 2010, we are utilizing messaging and dialer technologies for early delinquencies in order to achieve a more cost effective collections process. As a result, we anticipate delinquencies to be relatively higher than our historical rates, but expect this increase to level off once our efficiencies are achieved. We do not expect this increase in delinquencies to have a significant impact on charge-offs.

Seasonality

Historically, we have experienced higher revenues in the first quarter of the calendar year than in the last three quarters of the calendar year. We believe these results are due to seasonal buying patterns resulting, in part, because many of our customers receive income tax refunds during the first quarter of the year, which are a primary source of down payments on used vehicle purchases. Our portfolio of finance receivables also has historically followed a seasonal pattern, with delinquencies and charge-offs being the highest in the second half of the year.

Liquidity and Capital Resources

General

We require capital for the purchase of inventory, to provide financing to our customers, for working capital and for general corporate purposes, including the purchase of property and equipment, and to open new dealerships and reconditioning facilities.

We have historically funded our capital requirements primarily through operating cash flow, portfolio warehouse facilities, securitizations, PALP financings, term residual facilities, inventory and other revolving debt facilities, real estate mortgage financing, and other notes payable (including senior secured notes, junior secured notes, senior unsecured notes, and subordinated notes).

Financing sources

We currently fund our capital requirements through the following debt instruments:

•	Portfolio term financings including asset backed securitizations, and a term residual facility, both of which offer fixed rate secured financing for our receivables portfolio.

•	Portfolio warehouse facilities including agreements with four different institutional lenders.

•	Senior Secured Notes due 2017.

•

Other secured notes payable including a revolving inventory facility, a mortgage loan for our operations call center in Mesa, Arizona, and other notes and capital leases secured by property and equipment.

•	Operating leases for the majority of our dealerships, reconditioning centers, operations facilities and our corporate offices.

For additional details and terms regarding these debt instruments, see Note 5—Debt Obligations to our condensed consolidated financial statements included in Item 1 of this report.

Our warehouse facilities include certain favorable terms and conditions, including (i) the inability of the lender to subjectively lower collateral values and effectively lower the advance rate; (ii) recourse that is limited to 10% of the facility size; and (iii) limited foreclosure rights upon a default.

We actively manage utilization of our various funding sources as we seek to minimize borrowing costs through drawing on our lower cost facilities and minimizing unused line fees, while at the same time balancing the effective advance rates and liquidity generated by each of the credit facilities in order to meet our funding needs. The effective advance rates on our portfolio warehouse and term financings are based on the outstanding principal balance of the loans we originate. However, our initial investment in the loans we originate is lower than the original principal balance of the loans.

Recent financing and cash flow transactions

In May 2011, we paid off the outstanding balance on Warehouse Facility II with Santander and effectively terminated the facility. We borrowed an aggregate of $100.0 million across our three other warehouse facilities in order to pay-off and terminate the Santander facility.

In May 2011 we executed a renewal of our warehouse facility with RBS, increasing the facility size from $50.0 million to $125.0 million, increasing the advance rate from 50% to 53%, decreasing the interest rate to the lenders cost of funds plus 1.50% from 2.50%, and extending the maturity to May 2012.

In April 2011 we paid $24.3 million in dividends to shareholders related to income earned during the three months ended March 31, 2011.

In April 2011 we executed a renewal of our warehouse credit facility with UBS, extending the term from April 2011 to August 15, 2012, decreasing the interest rate to LIBOR plus 1.90% from LIBOR plus 2.50%, and increasing the advance rate from 50% to 60%.

In February 2011 we completed a securitization transaction (2011-1) by issuing $214.2 million of asset backed securities, which are collateralized by approximately $280.0 million of finance receivables. The asset backed securities were rated by Standard and Poors (S&P) and DBRS and are structured in four tranches without external credit enhancement from a monoline insurer. The weighted average coupon of these four tranches was 3.03%.

Operating leases

Operating leases are a significant component of our financing sources. At March 31, 2011, we lease the majority of our dealership and reconditioning center locations. We also lease our corporate office in Phoenix, Arizona, and operations collections facilities in Dallas, Texas, Orlando, Florida, and Richmond, Virginia. As each lease matures, we evaluate the existing location to determine whether the dealership should be relocated to another site in the region closer in proximity to new car franchises and/or higher traffic retail areas. As of March 31, 2011, we had approximately $87.5 million in aggregate operating lease obligations.

Liquidity

The following is a summary of total available liquidity, consisting of unrestricted cash and current availability under our portfolio warehouse and inventory facilities for the periods indicated:

	March 31, 2011	December 31, 2010	March 31, 2010
	(In thousands)
Unrestricted cash	$23,175	$23,677	$21,838
Portfolio warehouse facilities	212,017	112,160	60,180
Inventory facility	10,000	10,000	4,825

Total liquidity	$245,192	$145,837	$86,843

The following table presents a summary of our access to liquidity under our portfolio warehouse facilities and our inventory facility based on collateral pledged as of March 31, 2011:

	Facility Amount	Amount Drawn	Unused Facility Amount (1)	Borrowing Base (2)	Amount Drawn	Total Availability
	(In thousands)			(In thousands)
Deutsche warehouse	$150,000	$59,815	$90,185	$81,877	$59,815	$22,062
Santander warehouse	250,000	100,000	150,000	101,708	100,000	1,708
UBS warehouse	125,000	49,392	75,608	74,873	49,392	25,481
RBS warehouse	50,000	17,600	32,400	27,422	17,600	9,822
DTAC receivables (3)	N/A	N/A	N/A	152,944	N/A	152,944

Total portfolio warehouse facilities	$575,000	$226,807	$348,193	$438,824	$226,807	$212,017
Inventory facility	50,000	40,000	10,000	50,000	40,000	10,000

	$625,000	$266,807	$358,193	$488,824	$266,807	$222,017

Unrestricted cash						23,175

Total cash and availability						$245,192

(1)	Represents amounts that can be drawn upon as long as the amount drawn does not exceed the borrowing base for the credit facility.
(2)

Borrowing base is determined by the collateral currently pledged to the respective facilities. The borrowing base calculation for the portfolio warehouse facilities is a blended 53.3% effective advance rate.

(3)

Includes $248.9 million of unpledged qualifying receivables that can be pledged immediately and bring total borrowing to our maximum capacity. The borrowing base is the lesser of total eligible collateral multiplied by the applicable advance rate and the facility amount.

Changes in liquidity during the three months ended March 31, 2011, compared to 2010

Changes in liquidity are affected by increases and decreases to our operating cash flow, changes in advance rates on our portfolio warehouse facilities, capacity of our portfolio warehouse and inventory facilities, portfolio term financings, and changes in other notes payable. The following is a summary of changes in liquidity for each period presented:

	Three Months ended March 31,
	2011	2010
	(In thousands)
Liquidity—beginning of period	$145,837	$40,407
Net (decrease)/increase in cash and cash equivalents	(502)	312
Increase in portfolio warehouse and residual availability	99,857	51,299
(Decrease) in inventory facility availability	—	(5,175)

Liquidity—end of period	$245,192	$86,843

Our liquidity for the three months ended March 31, 2011, increased $99.4 million, from $145.8 million at December 31, 2010, to $245.2 million at March 31, 2011. This increase was primarily the result of an increase in originations during the first quarter 2011 which provided additional qualifying receivables that can be pledged immediately to increase our borrowing base on our warehouse facilities. Unpledged receivables increased $65.3 million from December 31, 2010 to March 31, 2011. In addition, we completed a securitization transaction (2011-1) by issuing $214.2 million of asset backed securities, which are collateralized by approximately $280.0 million of finance receivables. Net proceeds were used to pay-down warehouse facilities.

Cash flows

Operating activities

For the three months ended March 31, 2011, net cash provided by operating activities was $43.8 million, as compared to $23.8 million for the three months ended 2010. The increase in cash provided by operating activities was primarily attributable to an increase in net income, a larger seasonal reduction in inventory levels, an increase in collections on finance receivables, and an increase in accounts payable, accrued expenses and other liabilities. Partially offsetting these increases in cash flow was a larger increase in finance receivable originations.

Investing activities

For the three months ended March 31, 2011, net cash used in investing activities increased to $8.8 million from $1.8 million for the same period in 2010. The increase in cash used in investing activities was primarily due to one new store and one reconditioning facility, which was a purchased property, opening in the first quarter of 2011 combined with two reconditioning facilities under development, eight new stores under development (which are planned to open later in the year), remodeling of our existing dealerships, and an increase in the addition of information technology infrastructure equipment to support our operations. By comparison, we opened one new store in the first quarter of 2010 and had four stores/reconditioning centers under development at March 31, 2010.

Financing activities

For the three months ended March 31, 2011, net cash used in financing activities was $35.5 million, compared to $21.1 million for the same period in 2010. This change was primarily the result of utilizing the excess cash flow from operations and finance receivable collections, to pay down credit facilities.

Senior Secured Notes Collateral

Our Senior Secured Notes require us to maintain a collateral coverage ratio of 1.5x of the aggregate principal amount of outstanding Senior Secured Notes. The following is the calculation of the collateral coverage ratio as of March 31, 2011. This calculation is not meant to portray a GAAP summary of collateral but rather a summary of collateral as it resides legally within the Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Co-Issuers of the Senior Secured Notes.

	As of March 31, 2011
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuers	Total
	(In thousands)
Collateral Amounts
Net Receivables Value (1)	$—	$257,248	$288,179	$545,427
Net Inventory Value (2)	56,792	—	—	56,792
Cash Equivalents (3)	—	—	—	—

Total Collateral Amount	$56,792	$257,248	$288,179	$602,219

12.625% Senior Secured Notes				200,000

Collateral Coverage Ratio				3.0 x

(1)

Net Receivables Value equals 85% of the finance receivables (including accrued interest and capitalized loan costs) minus debt (exclusive of Senior Secured Notes) collateralized by finance receivables (including accrued interest) plus cash equivalents securing such debt. The Senior Secured Notes are excluded from this calculation.

(2)

Net Inventory Value equals 85% of the book value of inventory pledged as collateral minus debt obligations (including accrued interest) secured by inventory. The Senior Secured Notes are excluded from this calculation.

(3)	Cash equivalents equal cash and equivalents pledged directly to secure the Senior Secured Notes.

Impact of New Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, see Note 12—Recent Accounting Pronouncements to our condensed consolidated financial statements included in Item 1 of this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

We lease the majority of our dealership and reconditioning facilities under operating leases. See “—Liquidity and Capital Resources—Operating Leases” for more information.

Impact of Inflation

Inflation generally results in higher interest rates on our borrowings, which could decrease the profitability of our existing portfolio to the extent we have variable rate debt and could decrease profitability of our future originations if we are not able to pass the increase on to our customers. We seek to limit the risk of increasing borrowing costs:

•	through our portfolio term financings, which allowed us to fix a portion of our borrowing costs and generally match the term of the underlying finance receivables, and

•	by increasing the interest rate charged for loans originated at our dealerships (if allowed under applicable law) while maintaining affordability of the customers’ payment.

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2011 or 2010.

Non-GAAP Discussion

EBITDA and Adjusted EBITDA, which we refer to as the non-GAAP financial measures, are supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”). The non-GAAP financial measures are not measures of our financial performance under GAAP and should not be considered as an alternative to GAAP net income (loss) or any other performance measures derived in accordance with GAAP.

We present non-GAAP financial measures because we consider them to be important supplemental measures of our operating performance. All of the adjustments made in our calculation of the non-GAAP financial measures are adjustments to items that management does not consider to be reflective of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period.

However, because these non-GAAP financial measures are not recognized measurements under GAAP, when analyzing our operating performance investors should use these non-GAAP financial measures in addition to, and not as an alternative for, net income, operating income, or any other performance measure presented in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity. Because not all companies use identical calculations, our presentation of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies.

Because of these limitations, EBITDA and Adjusted EBITDA and other non-GAAP financial measures should not be considered as discretionary cash available to us to reinvest in the growth of our business. You should compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP financial measures supplementally.

EBITDA represents net income (loss) before income tax expense, total interest expense (secured and unsecured) and depreciation expense. Adjusted EBITDA represents EBITDA plus store closing costs, a legal settlement, non-cash compensation expense, Nevada sales tax liability, restricted stock compensation expense, IPO expense, less gain on extinguishment of debt, net.

In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does reflect:

•	cash expenditures for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital requirements;

•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	the cost or cash required to replace assets that are being depreciated or amortized; and

•	the impact on our reported results of earnings or charges resulting from items accounted for in the GAAP measure from which EBITDA and Adjusted EBITDA is derived.

The following table presents data relating to EBITDA and Adjusted EBITDA, which are non-GAAP measures, for the periods indicated:

	Three Months Ended March 31,
	2011	2010	2009
	(In thousands)
Net income:	$40,503	$33,283	$11,137
Plus EBITDA adjustments:
Income tax expense (benefit)	512	350	370
Total interest expense	19,483	25,741	28,683
Depreciation expense	3,358	3,438	3,361

EBITDA	63,856	62,812	43,551

Store closing costs (1)	219	226	2,921
Non-cash Compensation expense (2)	—	563	563
Restricted Stock Compensation expense (3)	930	—	—
Legal Settlement(4)	—	—	7,600
Less: (Gain) on extinguishment of debt, net (5)	—	—	(6,754)

Adjusted EBITDA	$65,005	$63,601	$47,881

(1)	Store closing costs represent ongoing costs to close stores in 2008 and 2009 related to downsizing (and do not include stores closed in the normal course of business).
(2)	Non-cash compensation expense related to an agreement directly between Mr. Garcia and Mr. Fidel (not between the Company and Mr. Fidel), which expired in June 2010.
(3)

In December 2010, our CEO, entered into a restricted stock agreement with DTAG and DTAC pursuant to which we awarded a specified number of shares of restricted stock which will become vested shares over a three-year period based on the achievement by the Company of certain income before income tax targets. See Note 8—Shareholders’ Equity, Dividends & Stock Compensation to our condensed consolidated financial statements included in Item 1 of this report.

(4)	Legal settlement represents cash paid in a legal settlement in 2009.
(5)	Gain on extinguishment of debt is a result of repurchasing outstanding indebtedness.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk since December 31, 2010. For information on our exposure to market risk, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Amendment No. 6 to our Registration Statement on Form S- 4, filed with the SEC on April 22, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q,the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed by the Company in the reports we file or subject under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The description of our material pending legal proceedings is set forth in Note 9—Commitments and Contingencies to our condensed consolidated financial statements included in Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

In connection with information set forth in this quarterly report on Form 10-Q, the factors discussed under “Risk Factors” in our Amendment No. 6 to our Registration Statement on Form S-4 filed with the SEC on April 22, 2011, should be considered. These risks could materially and adversely affect our business, financial condition, and results of operations. There have been no material changes to the factors discussed in our Registration Statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #	Description of Document

3.1.1	Amended and Restated Certificate of Incorporation of Ugly Duckling Corporation (former name of DriveTime Automotive Group, Inc.) (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.2.1	Articles of Incorporation of DriveTime Acceptance Corporation (former name of DT Acceptance Corporation) (incorporated by reference to Exhibit 3.1.2.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.2.2	Articles of Amendment to the Articles of Incorporation of DriveTime Acceptance Corporation (former name of DT Acceptance Corporation) (incorporated by reference to Exhibit 3.1.2.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.3	DriveTime Car Sales Company, LLC (incorporated by reference to Exhibit 3.1.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.4	DriveTime Sales and Finance Company, LLC (incorporated by reference to Exhibit 3.1.4 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.5	DT Credit Company, LLC (incorporated by reference to Exhibit 3.1.5 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.6	DT Jet Leasing, LLC (incorporated by reference to Exhibit 3.1.6 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.7	Approval Services Company, LLC (incorporated by reference to Exhibit 3.1.7 to our Registration Statement on Form S-4/A filed on November 18, 2010)

3.2.1	By-laws of Ugly Duckling Corporation (former name of DriveTime Automotive Group, Inc.) (incorporated by reference to Exhibit 3.2.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.2	Bylaws of DriveTime Acceptance Corporation (former name of DT Acceptance Corporation) (incorporated by reference to Exhibit 3.2.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.3	DriveTime Car Sales Company, LLC (incorporated by reference to Exhibit 3.2.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.4	DriveTime Sales and Finance Company, LLC (incorporated by reference to Exhibit 3.2.4 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.5	DT Credit Company, LLC (incorporated by reference to Exhibit 3.2.5 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.6	DT Jet Leasing, LLC (incorporated by reference to Exhibit 3.2.6 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.7	Approval Services Company, LLC (incorporated by reference to Exhibit 3.2.7 to our Registration Statement on Form S-4/A filed on November 18, 2010)

4.1.1	Indenture governing 12.625% Senior Secured Notes due 2017, including the form of 12.625% Senior Secured Notes due 2017, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC and Wells Fargo Bank, National Association, dated as of June 4, 2010 (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

Exhibit #	Description of Document

4.1.2	First Supplemental Indenture governing 12.625% Senior Secured Notes due 2017, dated as of September 20, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Approval Services Company, LLC and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.1.3	Security Agreement dated as of June 4, 2010, among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association, as collateral agent. (incorporated by reference to Exhibit 4.1.3 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.1.4	Pledge Agreement dated as of June 4, 2010, between DT Acceptance Corporation and Wells Fargo Bank, National Association, as collateral agent. (incorporated by reference to Exhibit 4.1.4 to our Registration Statement on Form S-4/A filed on February 2, 2011)†

4.1.5	Pledge Letter dated as of August 2, 2010, amending the Pledge Agreement dated as of June 4, 2010. (incorporated by reference to Exhibit 4.1.5 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.1.6	Intercreditor Agreement, dated as of June 4, 2010, among Santander Consumer USA Inc. and Manheim Automotive Financial Services, Inc. as First Priority Creditors, Wells Fargo Bank, National Association, as Collateral Agent and Second Priority Representative for the Second Priority Secured Parties (as defined therein), and as Trustee for the Holders (as defined therein), DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, and DT Acceptance Corporation, and each of the other Loan Parties party thereto. (incorporated by reference to Exhibit 4.1.6 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.2	Registration Rights Agreement, dated June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Jefferies & Company, Inc., RBS Securities Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.

**	Furnished herewith.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with an order granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRIVETIME AUTOMOTIVE GROUP, INC.

Date: May 13, 2011	By:	/s/ Mark G. Sauder
Name: Mark G. Sauder
Title: Chief Financial Officer & Executive VP

DT ACCEPTANCE CORPORATION

Date: May 13, 2011	By:	/s/ Mark G. Sauder
Name: Mark G. Sauder
Title: Chief Financial Officer & Executive VP