Form 10-Q
period 2011-06-30
DRIVETIME AUTOMOTIVE GROUP INC; DT Acceptance Corp
filed 2011-08-15
CIK 1012704, 1493927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of August 12, 2011, was 101.7696 for each of DriveTime Automotive Group, Inc. and DT Acceptance Corp.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(In Thousands)
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$27,101	$23,677
Restricted Cash and Investments Held in Trust	88,029	81,891
Finance Receivables	1,523,693	1,408,741
Allowance for Credit Losses	(222,750)	(208,000)

Finance Receivables, Net	1,300,943	1,200,741
Inventory	140,235	145,961
Property and Equipment, Net	75,065	61,630
Other Assets	50,640	54,254

Total Assets	$1,682,013	$1,568,154

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$17,583	$5,896
Accrued Expenses and Other Liabilities	86,010	70,925
Accrued Expenses—Related Party	1,949	2,359
Portfolio Term Financings	731,692	414,033
Portfolio Warehouse Facilities	124,407	403,007
Senior Secured Notes Payable	197,940	149,360
Senior Secured Notes Payable—Related Party	—	48,469
Other Secured Notes Payable	55,069	55,338

Total Liabilities	1,214,650	1,149,387

Shareholders’ Equity—DTAG:
Common Stock	—	—
Paid-in Capital	145,872	144,942
Retained Earnings/ (Deficit)	10,724	(2,383)

Total Shareholders’ Equity—DTAG	156,596	142,559
Noncontrolling Interest—DTAC	310,767	276,208

Total Equity	467,363	418,767

Total Liabilities & Shareholders’ Equity	$1,682,013	$1,568,154

See accompanying notes to Condensed Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
Revenue:
Sales of Used Vehicles	$203,398	$178,303	$468,480	$412,923
Interest Income	72,007	67,444	139,781	129,862

Total Revenue	275,405	245,747	608,261	542,785

Costs and Expenses:
Cost of Used Vehicles Sold	132,410	114,187	297,537	256,709
Provision for Credit Losses	39,694	34,342	93,026	81,489
Portfolio Debt Interest Expense	10,711	20,501	22,809	39,032
Non-Portfolio Debt Interest Expense	701	1,828	1,371	3,067
Non-Portfolio Debt Interest Expense—Related Party	—	4,205	—	10,176
Senior Secured Notes Interest Expense	5,516	1,614	10,685	1,614
Senior Secured Notes Interest Expense—Related Party	1,134	350	2,680	350
Selling and Marketing	6,282	4,321	13,390	8,535
General and Administrative	39,238	37,978	79,274	75,314
General and Administrative—Related Party	3,468	3,233	6,865	6,241
Depreciation Expense	3,821	3,416	7,179	6,853

Total Costs and Expenses	242,975	225,975	534,816	489,380

Earnings before Income Taxes	32,430	19,772	73,445	53,405
Income Tax Expense	337	450	849	800

Net Income	$32,093	$19,322	$72,596	$52,605

Net loss attributable to noncontrolling interest- DTAC	(23,229)	(20,613)	(59,508)	(56,383)
Net Income attributable to DTAG	55,322	39,935	132,104	108,988

Net Income	$32,093	$19,322	$72,596	$52,605

See accompanying notes to Condensed Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$72,596	$52,605
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	93,026	81,489
Depreciation Expense	7,179	6,853
Amortization of Debt Issuance Costs and Debt Premium and Discount	6,851	8,329
Non-Cash Compensation Expense—Related Party	1,859	1,125
(Gain) Loss from Disposal of Property and Equipment	(81)	263
Originations of Finance Receivables	(460,076)	(402,140)
Collections and Recoveries on Finance Receivable Principal Balances	269,010	244,456
Change in Accrued Interest Receivable and Loan Origination Costs	(2,162)	(987)
Decrease in Inventory	5,726	16,307
Decrease (Increase) in Other Assets	2,292	(1,181)
Increase in Accounts Payable, Accrued Expenses and Other Liabilities	25,175	19,633
Increase (Decrease) in Accrued Expenses—Related Party	1,187	(1,605)

Net Cash Provided By Operating Activities	22,582	25,147

Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	286	210
Purchase of Property and Equipment	(20,819)	(5,980)

Net Cash Used in Investing Activities	(20,533)	(5,770)

Cash Flows from Financing Activities:
Increase (Decrease) in Restricted Cash	20,928	(3,497)
Deposits into Investments Held in Trust	(8,699)	—
Collections, Buybacks and Change in Investments Held in Trust	(18,367)	27,842
Additions to Portfolio Term Financings	461,061	179,047
Repayment of Portfolio Term Financings	(143,286)	(448,646)
Additions to Portfolio Warehouse Facilities	475,000	385,500
Repayment of Portfolio Warehouse Facilities	(753,600)	(259,104)
Additions to Other Secured Notes Payable	—	2,776
Repayment of Other Secured Notes Payable	(269)	(22,456)
Additions to Senior Secured Notes Payable	—	161,109
Payment of Debt Issuance Costs	(5,534)	(17,065)
Dividend Distributions	(25,859)	(22,000)

Net Cash Provided by/ (Used in) Financing Activities	1,375	(16,494)

Net Increase in Cash and Cash Equivalents	3,424	2,883
Cash and Cash Equivalents at Beginning of Period	23,677	21,526

Cash and Cash Equivalents at End of Period	$27,101	$24,409

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows- (Continued)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
	(Unaudited)
Supplemental Statement of Cash Flows Information:
Interest Paid	$35,260	$41,917

Interest Paid—Related Party	$2,680	$11,933

Income Taxes Paid	$1,029	$829

Supplemental Statement of Non-Cash Investing and Financing Activities:
Purchase of Property and Equipment Under Capital Lease	$—	$2,778

Disposal of Fully Depreciated Property & Equipment	$1,937	$3,359

Exchange of Other Secured Notes Payable to Equity—Related Party	$—	$60,088

Exchange of Subordinated Notes Payable to Equity—Related Party	$—	$40,000

Exchange of Other Secured Notes Payable—Related Party to Senior Secured Notes Payable	$—	$2,000

Exchange of Subordinated Notes Payable—Related Party to Senior Secured Notes Payable	$—	$35,000

See accompanying notes to Condensed Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Description of Business, Ownership Formation, Basis of Presentation, and Principles of Consolidation

Description of Business

DriveTime Automotive Group, Inc. (“DTAG”) (referred to herein as “we,” “our,” “the Company,” and “us”), through its subsidiaries, owns and operates used automobile dealerships in the United States focusing on the sale and financing of used vehicles to the subprime market. The subprime market is comprised of customers with modest incomes who have experienced credit difficulties or have very limited credit histories. We finance substantially all the vehicles we sell through installment sales contracts (“loans”) and have not sold these loans to third party lenders or finance companies on a servicing released basis. We fund this portfolio primarily through portfolio warehouse facilities and portfolio term financings, including securitizations.

Ownership

DTAG, a Delaware corporation, was incorporated in April 1996. In January 2004, DTAG elected S-corporation status for income tax purposes. In February 2003, the shareholders of DTAG formed DT Acceptance Corporation (“DTAC”) which is also an S-corporation for income tax purposes. As of June 30, 2011, and December 31, 2010, the shareholders of DTAG and DTAC were Ernest C. Garcia II (Chairman) and the Garcia Family Trusts (collectively, herein also referred to as “Principal Shareholder” or “Mr. Garcia”) owning 98.3% of each of DTAG and DTAC, and Raymond C. Fidel (President and CEO) owning 1.7% of each of DTAG and DTAC. DTAG and DTAC are sister companies, generally with DTAG owning our sales operations and DTAC owning our financing operations.

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

Total assets of DTAC consolidated into DTAG were approximately $1.7 billion at June 30, 2011, and $1.4 billion at December 31, 2010. These balances are comprised primarily of net finance receivables, restricted cash, investments held in trust, and deferred financing costs. Total liabilities of DTAC consolidated into DTAG were approximately $1.4 billion at June 30, 2011, and $1.1 billion at December 31, 2010. These balances are comprised primarily of portfolio warehouse and portfolio term debt. Total revenue of DTAC consolidated into DTAG for the three months ended June 30, 2011, and 2010, was approximately $73.1 million and $67.7 million, respectively. DTAC revenue is comprised primarily of interest income. DTAC expenses consolidated into DTAG were approximately $95.8 million and $88.3 million for the three months ended June 30, 2011 and 2010, respectively. DTAC expenses are primarily comprised of provision for credit losses, interest expense and general and administrative expenses. These amounts are reported on a stand-alone DTAC basis and are not shown net of intercompany assets, liabilities, revenue or expense.

Since DTAG and DTAC are consolidated for financial reporting purposes, we are required to separately present the non-controlling equity interest of the VIE (DTAC) on the condensed consolidated balance sheets and condensed consolidated statements of operations for all periods presented. The non-controlling interest is DTAC’s GAAP equity and income for the periods presented and there are no third- party competing interests in DTAC.

Also included in the consolidated financial statements are wholly-owned special purpose subsidiaries of DTAC, which are all “bankruptcy remote subsidiaries” formed in conjunction with our securitizations, warehouse facilities and pooled auto loan program financing transactions.

All intercompany accounts and transactions between DTAG and DTAC have been eliminated in consolidation for all periods presented and, although not material, certain prior period amounts have been reclassified to be consistent with the current period financial statement presentation.

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year-ended December 31, 2010, included in our Registration Statement on Form S-4, filed with the Securities and Exchange Commission (“SEC”) on June 24, 2011.

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

(2)	Restricted Cash and Investments Held in Trust

We maintain various cash accounts, which are pledged as collateral under our debt agreements. We are permitted to invest funds in these accounts in short-term liquid investments. The following is a summary of restricted cash and investments held in trust:

	June 30, 2011	December 31, 2010
	(In thousands)
Restricted cash	$35,182	$56,110
Investments Held in Trust	52,847	25,781

	$88,029	$81,891

Restricted Cash

Restricted cash consists of collections related to loans held in securitization trusts, loans pledged to our portfolio warehouse facilities, and loans included in Pooled Auto Loan Program (PALP) transactions, which have been collected from customers, but have not yet been submitted either to the lenders or the securitization trustee, as appropriate.

Investments Held in Trust

We maintain cash reserve accounts on behalf of Asset-Backed Security investors in our securitizations and certain PALP transactions as a form of credit enhancement. At the time loans are transferred to a trust, a portion of the proceeds from sales of notes are deposited into a reserve account that is pledged to the trusts. We may be required to make additional deposits to reserve accounts from collections on the loans to fund the reserve account to the required target percentage. Investments held in trust also include collections related to loans held in securitization trusts and loans included in other term financing transactions, which have been collected from customers, and submitted to the trustee, but have not yet been paid to the lenders, as appropriate. Balances in the reserve accounts (which are a component of investments held in trust) totaled $15.5 million at June 30, 2011, and $7.1 million at December 31, 2010.

(3)	Finance Receivables and Credit Quality

The following is a summary of finance receivables:

	June 30, 2011	December 31, 2010
	(In thousands)
Principal Balances	$1,493,882	$1,381,092
Accrued Interest	13,345	12,156
Loan Origination Costs	16,466	15,493

Finance Receivables	$1,523,693	$1,408,741

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

Finance receivables pledged as collateral associated with liabilities in our warehouse facilities, asset-backed securitizations, and other term financings, are provided in Note 5—Debt Obligations. We do not place loans on nonaccrual status, nor do we classify loans as impaired, since accounts are charged-off when they become contractually 91 days past due. We do not have loans that meet the definition of troubled debt restructurings; therefore, those disclosures are omitted. During the three and six months ended June 30, 2011, and the year ended December 31, 2010, we did not purchase or sell finance receivables, other than through securitization transactions which are consolidated on our balance sheet.

Credit quality information for our finance receivables portfolio is provided as of the dates indicated below:

Age Analysis of Past Due Finance Receivables

	June 30, 2011		December 31, 2010		June 30, 2010
	($ in thousands)

Days Delinquent:	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal
Current	57.9%	$864,510	54.2%	$748,828	59.4%	$827,634

01-30 Days	33.9%	505,978	36.7%	506,585	33.5%	465,675
31-60 Days	5.6%	83,657	6.3%	86,456	4.7%	65,292
61-90 Days	2.6%	39,737	2.8%	39,223	2.4%	33,551

Total Past Due	42.1%	629,372	45.8%	632,264	40.6%	564,518

Total Finance Receivables	100.0%	$1,493,882	100.0%	$1,381,092	100.0%	$1,392,152

An account is considered delinquent if a substantial portion (defined as at least 90%) of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Delinquencies are presented on a Sunday-to- Sunday basis, which reflects delinquencies as of the nearest Sunday to period end. Sunday is used to eliminate any impact of the day of the week on delinquencies since delinquencies tend to be higher mid-week.

Credit Quality Indicators

Our proprietary credit grading system segments our customers into eight distinct credit grades. These credit grades range from A+ to D-, with A+ being the lowest risk credit grade and a D- being the highest risk credit grade. Generally, the lower the risk grade, the lower the loss rate. A summary of our portfolio by our internally assigned credit risk ratings at June 30, 2011, and December 31, 2010, is as follows:

At June 30, 2011

Grade	Average FICO Score	Percentage of Portfolio Units	Total Units	Percentage of Portfolio Principal	Total Portfolio Principal
					($ in thousands)
A+	558	10.0%	14,176	10.1%	$150,882
A	538	17.5%	24,939	18.1%	270,393
B	516	36.3%	51,627	37.8%	564,687
C	499	28.9%	41,063	28.0%	418,287
C-	484	5.4%	7,664	4.4%	65,731
D+/D/D-	461	1.9%	2,716	1.6%	23,902
		100.0%	142,185	100.0%	$1,493,882

At December 31, 2010

Grade	Average FICO Score	Percentage of Portfolio Units	Total Units	Percentage of Portfolio Principal	Total Portfolio Principal
					($ in thousands)
A+	560	9.9%	13,307	10.1%	$138,903
A	537	17.4%	23,382	18.0%	247,937
B	516	35.9%	48,270	37.7%	521,331
C	499	29.1%	39,056	28.2%	388,979
C-	482	5.8%	7,801	4.5%	62,539
D+/D/D-	461	1.9%	2,448	1.5%	21,403
		100.0%	134,264	100.0%	$1,381,092

Concentration of Credit Risk

As of June 30, 2011, and December 31, 2010, our portfolio concentration by state was as follows:

At June 30, 2011			At December 31, 2010
	(In thousands)			(In thousands)
State	Loan Principal	% of Portfolio	State	Loan Principal	% of Portfolio
Texas	$382,019	25.6%	Texas	$379,396	27.5%
Florida	262,016	17.5%	Florida	249,514	18.1%
North Carolina	161,626	10.8%	North Carolina	146,086	10.6%
Virginia	114,424	7.7%	Georgia	110,303	8.0%
Arizona	113,691	7.6%	Virginia	109,818	8.0%
Georgia	112,913	7.6%	Arizona	109,108	7.9%
California	77,493	5.2%	California	77,403	5.6%
Nevada	67,956	4.5%	Nevada	64,302	4.6%
New Mexico	59,004	3.9%	New Mexico	58,029	4.2%
Colorado	43,500	2.9%	Colorado	40,571	2.9%
Tennessee	31,117	2.1%	South Carolina	13,553	1.0%
South Carolina	29,287	2.0%	Tennessee	10,492	0.8%
Oklahoma	21,068	1.4%	Oklahoma	10,171	0.6%
Alabama	15,108	1.0%	Alabama	2,346	0.2%

Indiana	1,937	0.1%		$1,381,092	100%

Mississippi	723	0.1%

	$1,493,882	100%

(4)	Allowance for Credit Losses

The following table sets forth the rollforward of the allowance for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Allowance Activity:
Balance, beginning of period	$218,600	$222,109	$208,000	$218,259
Provision for credit losses	39,694	34,342	93,026	81,489
Net charge-offs	(35,544)	(34,451)	(78,276)	(77,748)

Balance, end of period	$222,750	$222,000	$222,750	$222,000

Allowance as a % of ending principal	14.9%	15.9%	14.9%	15.9%
Charge off Activity:
Principal balances	$(64,039)	$(58,434)	$(139,211)	$(132,462)
Recoveries, net	28,495	23,983	60,935	54,714

Net charge-offs	$(35,544)	$(34,451)	$(78,276)	$(77,748)

(5)	Debt Obligations

Portfolio Term Financings

The following is a summary of portfolio term financings:

	June 30, 2011	December 31, 2010
	(In thousands)
Securitization Debt:
Asset-backed security obligations issued pursuant to the Company’s securitizations	$625,181	$303,902
Portfolio Term Residual Financing:
Fixed rate financing facility secured by residual interests in finance receivables of warehouse facilities and securitizations	100,000	100,000
Pooled Auto Loan Program Financings:
Fixed rate secured financing transactions for our finance receivable portfolio	6,511	10,131

Total Portfolio Term Financings	$731,692	$414,033

Securitization debt

We sell loans originated at our dealerships to our bankruptcy-remote securitization subsidiaries, which, in turn, transfer the loans to separate trusts that issue notes and certificates collateralized by these loans. The notes (asset-backed securities) are sold to investors, and we retain the residual certificates. We continue to service all securitized loans. We have determined that the trusts are variable interest entities and that DTAC is the primary beneficiary of those trusts, therefore, DTAC consolidates the trusts. As a result, loans included in the securitization transactions are recorded as finance receivables and the asset-backed securities that are issued by the trusts are recorded as a component of portfolio term financings in the accompanying consolidated balance sheets.

In May 2011, we completed a securitization transaction (“2011-2”) by issuing $247.0 million of asset-backed securities, collateralized by approximately $300.0 million of finance receivables. All of the bonds were sold to third parties and we retained the residual certificate. The asset-backed securities were rated by S&P and DBRS and are structured in four tranches without external credit enhancement from a monoline issuer. The duration weighted coupon of these four tranches was 2.88%.

Asset-backed securities outstanding are secured by underlying pools of finance receivables and investments held in trust of $861.6 million and $446.4 million at June 30, 2011, and December 31, 2010, respectively. Asset-backed securities outstanding have interest payable monthly at fixed rates ranging from 2.88% to 5.38% at June 30, 2011, and 3.64% to 5.38% at December 31, 2010. These rates represent the original duration weighted average rates of the outstanding asset-backed securities. Credit enhancement for the asset-backed securities consists of a reserve account, over collateralization, and subordination of the certain classes of notes in each trust to more senior classes of notes in such trust. Over collateralization represents finance receivable principal balance in excess of the face value of asset-backed securities issued. Cash reserves are funded with proceeds from the sale of asset-backed securities and through cash collections. At June 30, 2011, our 2011-2, 2011-1, 2010-1, and our 2009-1 securitization trusts comprise the outstanding balance depicted above.

Individual securitization trusts are not cross-collateralized or cross-defaulted. Additionally, we have the option to purchase the remaining loans in a trust when the remaining principal balances of the loans reach a specified percentage (generally 10%) of their original principal balance. At June 30, 2011, and December 31, 2010, all securitization trusts were in compliance with their covenants.

Portfolio term residual financing

As of June 30, 2011, we had a term residual facility with Santander Consumer USA Inc. (“Santander”), secured primarily by residual interests in our warehouse facilities. This facility allows for maximum borrowings of $100.0 million at an advance rate of 75% on the receivables pledged to the facility. This facility provides for funding through May 2012 with a term-out feature resulting in a final maturity of May 2013. Interest is fixed at 8.62%. At June 30, 2011, we were in compliance with all financial covenants of this facility.

Pooled auto loan program financings (“PALP”)

PALP financings are secured by underlying pools of finance receivables and in certain cases a cash reserve account. At June 30, 2011, interest rates on our outstanding PALP facilities are at a fixed rate of 8.0%. At June 30, 2011, and December 31, 2010, the aggregate amount of finance receivables and cash reserve accounts securing these financings were $8.9 million and $13.6 million, respectively. The net advance rate on the receivables ranged from 64.9% to 72.6% of the principal balance for transactions outstanding at June 30, 2011, and from 69.9% to 74.1% of the principal balance for transactions outstanding at December 31, 2010. In certain cases there may be a cash reserve/holdback which is netted against the debt amount to arrive at the net advance rate. At June 30, 2011, we were in compliance with all financial covenants of the PALP financings.

Portfolio warehouse facilities

The following is a summary of portfolio warehouse facilities:

	June 30, 2011	December 31, 2010
	(In thousands)
Portfolio Warehouse Facilities:
Warehouse Facility I—secured by certain finance receivables of the Company	$45,615	$141,715
Warehouse Facility II—secured by certain finance receivables of the Company	—	100,000
Warehouse Facility III—secured by certain finance receivables of the Company	39,192	117,392
Warehouse Facility IV—secured by certain finance receivables of the Company	39,600	43,900

Total Portfolio Warehouse Facilities	$124,407	$403,007

Warehouse Facility I

As of June 30, 2011, this facility with Deutsche Bank AG, New York Branch (“Deutsche Bank”), has a maximum capacity of $150.0 million, maturity date of December 2011, and carries an advance rate on the receivables pledged to the facility of 58%. The amounts outstanding at June 30, 2011, are secured by finance receivable principal balances of $116.7 million and bear interest based on the lender’s cost of funds thereunder plus 3.25%, equating to 3.62%. As of December 31, 2010, the amount outstanding was secured by finance receivable principal balances of $266.1 million and the interest rates were based on the lender’s cost of funds plus 4.25% equating to 4.56% at December 31, 2010. This facility also has a term-out feature resulting in a final maturity of December 2012. At June 30, 2011, we were in compliance with all financial covenants of this facility.

Warehouse Facility II

In May 2011, we paid off the outstanding balance on Warehouse II with Santander and terminated the facility. As of December 31, 2010, the amount outstanding was secured by finance receivable principal balances of $150.4 million with interest at LIBOR plus 5.00%, equating to 5.26%, on the first $100.0 million outstanding and LIBOR plus 4.25% for amounts outstanding in excess of $100.0 million.

Warehouse Facility III

As of June 30, 2011, this facility with UBS Real Estate Securities Inc. (“UBS”) has a capacity of $125.0 million, is secured by finance receivables of $101.7 million, and carries an advance rate on the receivables pledged to the facility of 60%. The amounts outstanding under the facility bear interest at LIBOR plus 1.90%, equating to 2.09% at June 30, 2011. As of December 31, 2010, this facility was secured by finance receivables of $255.5 million, with interest at LIBOR plus 2.50%, equating to 2.76%. The agreement provides for funding through August 2012 with a term-out feature resulting in a final maturity of August 2013. At June 30, 2011, we were in compliance with all financial covenants of this facility.

Warehouse Facility IV

As of June 30, 2011, this facility with The Royal Bank of Scotland (plc) (“RBS”) has a capacity of $125.0 million, is secured by finance receivables of $89.5 million, and carries an advance rate on the receivables pledged to the facility of 53%. The amounts outstanding under the facility bear interest at the lender’s cost of funds thereunder plus 1.50%, equating to 1.76% at June 30, 2011. As of December 31, 2010, this facility was secured primarily by finance receivables of $87.6 million with interest at the lender’s cost of funds thereunder plus 2.50%, equating to 2.81%. The agreement provides for funding through May 2012, with a term-out feature resulting in a final maturity of May 2013. At June 30, 2011, we were in compliance with all financial covenants of this facility.

Senior secured notes payable

A summary of senior secured notes payable follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Senior Secured Notes Payable, net—interest at 12.625% per annum	$197,940	$149,360
(Priced to yield 12.875%) interest payable semi-annually, principal balance due June 15, 2017
Senior Secured Notes Payable, net—Related Party	—	48,469

Total Senior Secured Notes Payable	$197,940	$197,829

In June 2010, we issued $200.0 million of 12.625% senior secured notes due 2017 ( “Senior Secured Notes”). The Senior Secured Notes were issued with an original issuance price of 98.854%, resulting in an effective yield of 12.875%. Interest on the Senior Secured Notes is payable semi- annually in arrears on each June 15th and December 15th. Simultaneously with this offering, Verde Investments, Inc., a company owned by Mr. Garcia (“Verde”) exchanged $35.0 million of our subordinated notes and Mr. Fidel exchanged $2.0 million of our junior secured notes for $37.0 million aggregate principal balance of senior secured notes issued. Subsequently, in September 2010, Verde and Mr. Fidel purchased $10.0 million and $2.0 million, respectively, of the Senior Secured Notes at a price of 99.0% from an unrelated third party. As of December 31, 2010, as a result of these transactions, Verde and Mr. Fidel owned $45.0 million and $4.0 million of the Senior Secured Notes, respectively. In June 2011, Verde purchased Mr. Fidel’s $4.0 million of Senior Secured Notes, and Verde then sold the $49.0 million of Senior Secured Notes held by it on the open market. As a result, at June 30, 2011, none of the Senior Secured Notes were held by a related party. The sale by Verde was facilitated by the Company through an Offering Memorandum and did not result in any additional Senior Secured Notes being issued. At both June 30, 2011 and December 31, 2010, the Senior Secured Notes are shown net of unamortized discount of $2.1 million.

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

Maintenance covenants

We are required to comply with certain maintenance covenants relating to minimum net worth and minimum collateral coverage. As of June 30, 2011, we are in compliance with such covenants.

Exchange offer and registration rights

We agreed to file a registration statement with the SEC and to make an offer to exchange the $151.0 million of Senior Secured Notes for registered, publicly tradable notes that have substantially identical terms. On October 4, 2010, we filed a registration statement on Form S-4 with the SEC. On April 29, 2011, the SEC declared the registration statement effective and we subsequently completed the exchange offer on June 2, 2011. As a result, we are now a public registrant with the SEC.

In connection with the sale of Verde’s $49.0 million of Senior Secured Notes in June 2011, we agreed to file a registration statement with the SEC and make an offer to exchange the $49.0 million of Senior Secured Notes for registered, publicly tradable notes that have substantially identical terms. On June 24, 2011, we filed a registration statement on Form S-4 with the SEC, which was declared effective on July 8, 2011. We subsequently completed the exchange offer on August 9, 2011.

Other secured notes payable

A summary of other secured notes payable follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Revolving Inventory Facility, secured by the Company’s vehicle inventory	$40,000	$40,000
Mortgage Note Payable Bearing Interest at 5.87%, secured by real property	12,761	12,859
Equipment Note Payable, secured by an aircraft	2,308	2,479

Total Other Secured Notes Payable	$55,069	$55,338

Revolving inventory facility

As of June 30, 2011, our revolving inventory facility with Santander and Manheim Automotive Financial Services, Inc. has a maximum capacity of $50.0 million, an interest rate of LIBOR plus 3.0% (equating to 3.19%), is secured by $137.1 million of vehicle inventory, and matures October 2011. At December 31, 2010, our revolving inventory facility bore interest at LIBOR plus 3.0% (3.26% at December 31, 2010) and was secured by $145.2 million of vehicle inventory. At June 30, 2011, we were in compliance with all financial covenants of this facility.

Mortgage note payable

Our mortgage note payable is secured by our operations call center building in Mesa, Arizona (a commercial property). Terms of the note agreement provide for monthly principal and interest payments with a balloon payment due in March 2017. At June 30, 2011, we were in compliance with all financial covenants of this loan.

Equipment note payable

In April 2010 we entered into a three-year term loan with an original principal amount of $2.7 million bearing interest at the Prime rate plus 1.5% (4.75% at June 30, 2011). Terms of the note agreement provide for monthly principal and interest payments with a balloon payment due in April 2013. At June 30, 2011, we were in compliance with all financial covenants of this loan.

(6)	Related Party Transactions

During the three and six months ended June 30, 2011 and 2010, we recorded related party operating expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
General & Administrative Expenses—Related Party
Property Lease Expense	$1,084	$1,190	$2,195	$2,271
Store Closing Costs	234	624	525	890
Compensation Expense	930	562	1,859	1,125
Aircraft operating and lease expense	931	837	1,933	1,770
Salaries & Wages, General & Administrative, and Other Expenses	368	178	510	395
Reimbursement of General & Administrative Expenses	(79)	(158)	(157)	(210)

Total General & Administrative Expenses—Related Party	$3,468	$3,233	$6,865	$6,241

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

Property lease expense

For the three months ended June 30, 2011 and 2010, we leased an average of 14 and 16 vehicle sales facilities, respectively. For the six months ended June 30, 2011 and 2010, we leased an average of 15 and 16 vehicle sales facilities, respectively. We also leased three reconditioning centers, our former loan servicing center (which is currently being partially subleased to a third-party tenant), and our corporate office from Verde and another affiliate of Mr. Garcia (the Garcia Family Limited Liability Partnership, LLP). At June 30, 2011, four of these facilities are closed locations. For the three and six months ended June 30, 2011 and 2010, we also leased one used vehicle sales facility and a reconditioning center, which are both closed locations, from a director of DTAC, Steven Johnson, who is also Mr. Garcia’s brother-in-law. At June 30, 2011, the maturity of all of these related party leases range from 2013 to 2023.

Store closing costs on related party leases

As of June 30, 2011, and December 31, 2010, we remain obligated for related-party leases on three closed dealership facilities, two closed reconditioning centers, and one closed operations facility. The store closing costs represent ongoing costs related to these property leases, property taxes, and maintenance, which are reflected in our general and administrative expenses—related party.

As of June 30, 2011, and December 31, 2010, the amount of accrued rent expense relating to leased properties on closed facilities is $1.9 million and $2.1 million, respectively.

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

Salaries and wages, general and administrative and other expenses

Certain general and administrative expenses and salaries and wages of Verde and Verde employees who are enrolled in our health plan are reflected in our general and administrative expenses.

Reimbursement of general and administrative expenses

For each of the periods presented, we received reimbursement of certain general and administrative expenses incurred by us on Verde’s behalf. This amount was $157,000 and $210,000 for the six months ended June 30, 2011 and 2010, respectively.

During the three and six months ended June 30, 2011 and 2010, we recorded related party interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Non-Portfolio Debt Interest Expense—Related Party
Junior Secured Notes:
Tranche A—Related Party: CEO	$—	$77	$—	$185
Tranche A—Related Party: Verde	—	1,389	—	3,374
Tranche B—Related Party: Verde	—	1,134	—	2,754
$75.0 million Subordinated Notes Payable	—	1,605	—	3,863

Total Non-Portfolio Debt Interest Expense—Related Party	$—	$4,205	$—	$10,176

Senior Secured Notes Interest Expense—Related Party
$45.0 million Senior Secured Notes Payable—Verde	$1,040	$331	$2,460	$331
$4.0 million Senior Secured Notes Payable—CEO	94	19	220	19

Total Senior Secured Notes Interest Expense—Related Party	$1,134	$350	$2,680	$350

During the three and six months ended June 30, 2011, we recorded related party interest expense of $1.1 million and $2.7 million, respectively, associated with our June 2010 issuance of $200.0 million of Senior Secured Notes, an aggregate of $49.0 million which was held by Verde and Mr. Fidel. In June 2011, Verde purchased Mr. Fidel’s $4.0 million of senior secured notes, solely to affect a sale of the aggregate $49.0 million of notes owned by Verde and Mr. Fidel. Verde sold all $49.0 million aggregate principal amount of Senior Secured Notes to a third party on June 6, 2011, eliminating any related party Senior Secured Notes Payable as of June 30, 2011. Interest expense for the three and six months ended June 30, 2011 represents interest paid to Verde and Mr. Fidel as the holders of record as of June 1, 2011, prior to the sale of the notes. See Note 5—Debt Obligations.

During the three and six months ended June 30, 2010, we recorded related party interest expense associated with the then outstanding related party junior secured notes payable and subordinated notes payable. We did not record related party interest expense associated with these notes during the three and six months ended June 30, 2011, since these notes were either exchanged for Senior Secured Notes or contributed to equity, in conjunction with our Senior Secured Notes offering in June 2010.

(7)	Income Taxes

The consolidated financial statements consist of DTAG (S-corporation status elected in 2004) and DTAC (an S-corporation since inception). Since DTAC and DTAG are flow-through entities for federal income tax purposes, there is no federal income tax expense related to the income of DTAC and DTAG, other than for one of DTAG’s wholly-owned subsidiaries, which is a C-corporation. The taxable income flows through to our shareholders who are responsible for paying the associated taxes. Although most states follow the federal recognition of S-corporation status, some states do impose an entity level tax on that income; therefore, the tax expense is adjusted accordingly. Income tax liability was $0.2 million and $0.3 million as of June 30, 2011, and December 31, 2010, respectively.

In addition, during May 2011 and June 2011, DTAG and DTAC received letters from the IRS noting that its examination of our 2008 federal income tax returns had been completed without any proposed changes.

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

During the six months ended June 30, 2011, we paid $25.9 million in dividends related to first quarter 2011 income. We did not have any approved but unpaid dividends at June 30, 2011. However, we had approximately $20.0 million of dividends available to be distributed from second quarter 2011 earnings, which was approved to be paid by the Board of Directors in August 2011. Refer to Note 11—Subsequent Events for further information.

For the three and six month periods ended June 30, 2011, we recorded $0.9 million and $1.8 million, respectively, in restricted stock compensation expense associated with the December 2010 Restricted Stock Agreements between Mr. Fidel and each of DTAG and DTAC. The stock compensation expense presented in Note 6—Related Party Transactions, for the three and six months ended June 30, 2010, relates to an employment agreement between Mr. Fidel and Mr. Garcia, which expired in June 2010.

(9)	Commitments and Contingencies

Limited warranty

Our DriveCare® limited warranty provides major mechanical and air-conditioning coverage on every used vehicle we sell. The limited warranty covers vehicles for 36 months or 36,000 miles, whichever comes first, and includes oil changes at Sears Automotive locations nationwide and 24/7 roadside assistance. The warranty is included in the sales price of the vehicle and is not sold as a separate product. A liability for the estimated cost of vehicle repairs under our warranty program is established at the time a used vehicle is sold by charging costs of used vehicles sold. We currently offer no warranty outside of our DriveCare® limited warranty. The liability is evaluated for adequacy through an analysis based on the program’s historical performance of cost incurred per unit sold, management’s estimate of frequency of vehicles to be repaired and severity of claims, taking into account historical patterns and forecasted usage, the estimated cost of oil changes, and the estimated cost of roadside assistance, both of which are based on the program’s historical performance and our expectation of future usage.

The limited warranty accrual is recorded as a component of accrued expenses and other liabilities on the accompanying consolidated balance sheets for each period presented. The following table reflects activity in the warranty accrual for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Balance, Beginning of Period	$22,944	$5,271	$17,936	$920
Warranty Expense	5,698	4,345	13,279	9,829
Warranty Claims Paid	(3,458)	(1,756)	(6,031)	(2,889)

Balance, End of Period	$25,184	$7,860	$25,184	$7,860

Lease commitments

We previously closed dealerships and reconditioning centers and incurred store closing costs and recorded lease termination liabilities in accordance with ASC 420, —Exit or Disposal Activities (ASC 420). At June 30, 2011, approximately $2.1 million remains in accrued expenses and other liabilities on the accompanying consolidated balance sheet for these lease obligations. At June 30, 2011, the expiration of these leases range from 2012 to 2018.

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

There have been no material changes to the status of pending litigation or our accruals for legal matters disclosed in our Quarterly Report on Form 10-Q for the quarter ended on March 31, 2011.

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

The following is a summary of carrying value and fair value of our financial instruments for each period presented:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Finance Receivables, net (1)	$1,288,020	$1,292,600	$1,187,543	$1,251,004
Securitization Debt	625,181	640,390	303,902	315,434
Portfolio Term Residual Financing	100,000	101,000	100,000	101,000
Pooled Auto Loan Program Financings	6,511	6,700	10,131	10,400
Portfolio Warehouse Facilities	124,407	124,407	403,007	403,007
Senior Secured Notes Payable	197,940	220,440	197,829	211,829
Revolving Inventory Facility	40,000	40,000	40,000	40,300
Mortgage Note Payable	12,761	10,900	12,859	10,500
Equipment Note Payable	2,308	2,300	2,479	2,500

(1)	Represents finance receivable principal balances, plus accrued interest, less the allowance for credit losses.

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

Portfolio warehouse facilities

The portfolio warehouse facilities are short term in nature and the interest rates adjust in conjunction with the lender’s cost of funds or 30-day LIBOR. Warehouse Facility I was amended in July 2010 to reduce its capacity from $250.0 million to $150.0 million and we extended the maturity from December 2010 to December 2011, with no change in interest rate. Warehouse Facility II was terminated in May 2011. Warehouse Facility III was renewed in April 2011, and Warehouse Facility IV was renewed in May 2011. Since these warehouse facilities were recently renewed or executed and contain a floating market rate of interest and we have the ability to pay these off at anytime, we believe the fair value of these facilities approximates carrying value at June 30, 2011, and December 31, 2010.

Pooled auto loan program financings

The fair value of PALP debt at June 30, 2011 and December 31, 2010 is based on third party discounted cash flow using market interest rates for this debt.

Portfolio term residual financing

This facility allows for maximum borrowings under a term component of $100.0 million bearing a fixed rate of interest of 8.62%. Since we have the right to prepay the debt starting on May 9, 2011, we believe the fair value of this debt approximates carrying value at June 30, 2011, adjusted for prepayment fees.

Securitization debt

The fair value of securitization debt was estimated using third party quoted market prices.

Revolving inventory facility

At June 30, 2011, and December 31, 2010, the fair value of the inventory facility was determined using third party market interest rates for similar types of facilities.

Mortgage note payable

At June 30, 2011, and December 31, 2010, the fair value of this note was determined using third-party market prices for similar commercial real estate mortgages.

Senior secured notes payable

The fair value of senior secured notes payable at June 30, 2011, and December 31, 2010, was determined using third-party quoted market prices.

Equipment note payable

At June 30, 2011, and December 31, 2010, the fair value of the equipment note payable was determined using third-party discounted cash flow using market interest rates for this debt.

(11)	Subsequent Events

In August 2011, the board of directors approved $20.0 million of dividends relating to second quarter 2011 earnings. This amount will be distributed by the end of August 2011.

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

In May 2011, the FASB issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect this pronouncement to have a material effect on our consolidated financial statements given that we do not carry our financial instruments at fair value.

(13)	Supplemental Consolidating Financial Information

In accordance with the indenture governing the 12.625% Senior Secured Notes due 2017 (see Note 5—Debt Obligations), certain wholly-owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the Senior Secured Notes on a joint and several basis. Pursuant to Regulation S-X, Rule 3-10(f), we are required to present condensed consolidating financial information for subsidiaries that have guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional, joint and several, and where the voting interest of the subsidiary is 100% owned by the registrant.

The following tables present condensed consolidating balance sheets as of June 30, 2011, and December 31, 2010; and condensed consolidating statements of income and cash flows for the three and six months ended June 30, 2011 and 2010 for (i) DTAG and DTAC, —the co-issuers of the Senior Secured Notes, (ii) the separate DTAG and DTAC guarantor subsidiaries on a combined basis, (iii) the separate DTAG and DTAC non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidated amounts. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management believes that such information is not material to the senior note holders. Consolidating adjustments include elimination of investment in subsidiaries, elimination of intercompany accounts; elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and elimination of equity in earnings (losses) of subsidiaries. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

Included in the column for DTAG Guarantor Subsidiaries Combined are DriveTime Sales and Finance Company, LLC and DriveTime Car Sales Company, LLC. Included in the column for DTAC Guarantor Subsidiaries Combined are DT Credit Company, LLC, and DT Jet Leasing, LLC. Included in the column for DTAG Non-Guarantor Subsidiaries Combined are all other subsidiaries that are wholly-owned by DTAG and included in the column for DTAC Non-Guarantor Subsidiaries Combined are all other subsidiaries that are wholly-owned by DTAC, that are not guarantor subsidiaries. The column for the Issuers includes the accounts for DTAG and DTAC as issuers and as parent company for each of its respective subsidiaries.

Consolidated amounts are immaterially different compared to the consolidated financial statements due to rounding.

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2011

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	Drivetime Automotive Group, Inc. and Subsidiaries

ASSETS
Cash and Cash Equivalents	$5,112	$199	$5	$—	$5,316	$62	$811	$20,912	$—	$21,785	$—	$27,101
Restricted Cash and Investments Held in Trust	—	—	—	—	—	23,938	64,091	—	—	88,029	—	88,029
Finance Receivables	—	—	—	—	—	—	—	1,523,693	—	1,523,693	—	1,523,693
Allowance for Credit Losses	—	—	—	—	—	—	—	(222,750)	—	(222,750)	—	(222,750)

Finance Receivables, Net	—	—	—	—	—	—	—	1,300,943	—	1,300,943	—	1,300,943
Inventory	140,235	—	—	—	140,235	—	—	—	—	—	—	140,235
Property and Equipment, Net	51,805	—	—	—	51,805	4,363	15,576	3,321	—	23,260	—	75,065
Investments in Subsidiaries	—	—	624,426	(624,426)	—	—	—	254,477	(254,477)	—	—	—
Other Assets	937,178	15,482	254,394	(752,617)	454,437	309,472	994,062	311,973	(1,314,545)	300,962	(704,759)	50,640

Total Assets	1,134,330	$15,681	$878,825	$(1,377,043)	$651,793	$337,835	$1,074,540	$1,891,626	$(1,569,022)	$1,734,979	$(704,759)	$1,682,013

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$17,583	$—	$—	$—	$17,583	$—	$—	$—	$—	$—	$—	$17,583
Accrued Expenses and Other Liabilities	463,807	4,195	623,259	(752,617)	338,644	261,505	4,729	1,481,889	(1,294,049)	454,074	(704,759)	87,959
Portfolio Term Financings	—	—	—	—	—	—	752,188	—	(20,496)	731,692	—	731,692
Portfolio Warehouse Facilities	—	—	—	—	—	—	124,407	—	—	124,407	—	124,407
Senior Secured Notes Payable	—	—	98,970	—	98,970	—	—	98,970	—	98,970	—	197,940
Other Secured Notes Payable	40,000	—	—	—	40,000	2,308	12,761	—	—	15,069	—	55,069

Total Liabilities	521,390	4,195	722,229	(752,617)	495,197	263,813	894,085	1,580,859	(1,314,545)	1,424,212	(704,759)	1,214,650

Shareholders’ Equity:
Total Shareholders’ Equity	612,940	11,486	156,596	(624,426)	156,596	74,022	180,455	310,767	(254,477)	310,767	—	467,363

Total Liabilities & Shareholders’ Equity	$1,134,330	$15,681	$878,825	$(1,377,043)	$651,793	$337,835	$1,074,540	$1,891,626	$(1,569,022)	$1,734,979	$(704,759)	$1,682,013

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Balance Sheets

December 31, 2010

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries

ASSETS
Cash and Cash Equivalents	$3,589	$322	$—	$—	$3,911	$285	$515	$18,966	$—	$19,766	$—	$23,677
Restricted Cash and Investments Held in Trust	5	—	—	—	5	20,777	61,109	—	—	81,886	—	81,891
Finance Receivables	—	—	—	—	—	—	—	1,408,741	—	1,408,741	—	1,408,741
Allowance for Credit Losses	—	—	—	—	—	—	—	(208,000)	—	(208,000)	—	(208,000)

Finance Receivables, Net	—	—	—	—	—	—	—	1,200,741	—	1,200,741	—	1,200,741
Inventory	145,961	—	—	—	145,961	—	—	—	—	—	—	145,961
Property and Equipment, Net	37,424	—	—	—	37,424	4,618	15,860	3,728	—	24,206	—	61,630
Investments in Subsidiaries	—	—	545,679	(545,679)	—	—	—	91,504	(91,504)	—	—	—
Other Assets	251,511	371,839	187,834	(625,339)	185,845	61,210	846,165	96,810	(937,558)	66,627	(198,218)	54,254

Total Assets	$438,490	$372,161	$733,513	$(1,171,018)	$373,146	$86,890	$923,649	$1,411,749	$(1,029,062)	$1,393,226	$(198,218)	$1,568,154

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$5,896	$—	$—	$—	$5,896	$—	$—	$—	$—	$—	$—	$5,896
Accrued Expenses and Other Liabilities	215,645	3,431	492,039	(625,339)	85,776	45,173	20,988	1,036,627	(917,062)	185,726	(198,218)	73,284
Portfolio Term Financings	—	—	—	—	—	—	434,529	—	(20,496)	414,033	—	414,033
Portfolio Warehouse Facilities	—	—	—	—	—	—	403,007	—	—	403,007	—	403,007
Other Secured Notes Payable	40,000	—	—	—	40,000	2,479	12,859	—	—	15,338	—	55,338
Senior Secured Notes Payable	—	—	98,915	—	98,915	—	—	98,914	—	98,914	—	197,829
Senior Unsecured Notes Payable	—	—	—	—	—	—	—	—	—	—	—	—

Total Liabilities	261,541	3,431	590,954	(625,339)	230,587	47,652	871,383	1,135,541	(937,558)	1,117,018	(198,218)	1,149,387

Shareholders’ Equity:
Total Shareholders’ Equity	176,949	368,730	142,559	(545,679)	142,559	39,238	52,266	276,208	(91,504)	276,208	—	418,767

Total Liabilities & Shareholders’ Equity	$438,490	$372,161	$733,513	$(1,171,018)	$373,146	$86,890	$923,649	$1,411,749	$(1,029,062)	$1,393,226	$(198,218)	$1,568,154

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Operations

Three Months Ended June 30, 2011

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries

Revenue:
Sales of Used Vehicles	$203,398	$—	$—	$—	$203,398	$—	$—	$—	$—	$—	$—	$203,398
Interest Income	—	—	—	—	—	—	62,031	72,314	(62,338)	72,007	—	72,007
Other Revenue	12,581	—	9,143	—	21,724	27,839	—	1,050	(27,839)	1,050	(22,774)	—
Equity in Income of Subsidiaries	—	—	52,348	(52,348)	—	—	—	53,554	(53,554)	—	—	—

Total Revenue	215,979	—	61,491	(52,348)	225,122	27,839	62,031	126,918	(143,731)	73,057	(22,774)	275,405

Costs and Expenses:
Cost of Used Vehicles Sold	132,410	—	—	—	132,410	—	—	—	—	—	—	132,410
Provision for Credit Losses	—	—	—	—	—	—	—	39,694	—	39,694	—	39,694
Portfolio Debt Interest Expense	—	—	—	—	—	—	10,647	64	—	10,711	—	10,711
Non-Portfolio Debt Interest Expense	505	—	(53)	—	452	28	500	75,272	(62,338)	13,462	(13,213)	701
Senior Secured Notes Interest Expense	—	—	3,325	—	3,325	—	—	3,325	—	3,325	—	6,650
Selling and Marketing	6,282	—	—	—	6,282	—	—	—	—	—	—	6,282
General and Administrative	21,551	(460)	3,249	—	24,340	12,586	12,227	30,953	(27,839)	27,927	(9,561)	42,706
Depreciation Expense	3,193	—	—	—	3,193	180	148	300	—	628	—	3,821

Total Costs and Expenses	163,941	(460)	6,521	—	170,002	12,794	23,522	149,608	(90,177)	95,747	(22,774)	242,975

Income before Income Taxes	52,038	460	54,970	(52,348)	55,120	15,045	38,509	(22,690)	(53,554)	(22,690)	—	32,430
Income Tax Expense (Benefit)	—	150	(352)	—	(202)	—	—	539	—	539	—	337

Net Income	$52,038	$310	$55,322	$(52,348)	$55,322	$15,045	$38,509	$(23,229)	$(53,554)	$(23,229)	$—	$32,093

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Operations

Three Months Ended June 30, 2010

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries

Revenue:
Sales of Used Vehicles	$178,303	$—	$—	$—	$178,303	$—	$—	$—	$—	$—	$—	$178,303
Interest Income	—	—	—	—	—	—	35,985	67,444	(35,985)	67,444	—	67,444
Other Revenue	—	—	6,505	—	6,505	17,093	—	—	(16,793)	300	(6,805)	—
Equity in Income of Subsidiaries	—	—	38,572	(38,572)	—	—	—	19,357	(19,357)	—	—	—

Total Revenue	178,303	—	45,077	(38,572)	184,808	17,093	35,985	86,801	(72,135)	67,744	(6,805)	245,747

Costs and Expenses:
Cost of Used Vehicles Sold	114,187	—	—	—	114,187	—	—	—	—	—	—	114,187
Provision for Credit Losses	—	—	—	—	—	—	—	34,342	—	34,342	—	34,342
Portfolio Debt Interest Expense	—	—	—	—	—	—	10,855	9,612	—	20,467	—	20,467
Non-Portfolio Debt Interest Expense	831	—	991	—	1,822	27	196	40,007	(35,985)	4,245	—	6,067
Senior Secured Notes Interest Expense	—	—	982	—	982	—	—	982	—	982	—	1,964
Selling and Marketing	4,319	—	—	—	4,319	—	—	2	—	2	—	4,321
General and Administrative	17,825	(543)	3,089	—	20,371	15,639	6,675	22,124	(16,793)	27,645	(6,805)	41,211
Depreciation Expense	2,842	—	—	—	2,842	182	147	245	—	574	—	3,416

Total Costs and Expenses	140,004	(543)	5,062	—	144,523	15,848	17,873	107,314	(52,778)	88,257	(6,805)	225,975

Income before Income Taxes	38,299	543	40,015	(38,572)	40,285	1,245	18,112	(20,513)	(19,357)	(20,513)	—	19,772
Income Tax Expense (Benefit)	—	270	80	—	350	—	—	100	—	100	—	450

Net Income	$38,299	$273	$39,935	$(38,572)	$39,935	$1,245	$18,112	$(20,613)	$(19,357)	$(20,613)	$—	$19,322

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Operations

Six Months Ended June 30, 2011

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries

Revenue:
Sales of Used Vehicles	$468,480	$—	$—	$—	$468,480	$—	$—	$—	$—	$—	$—	$468,480
Interest Income	—	—	—	—	—	—	122,735	140,391	(123,345)	139,781	—	139,781
Other Revenue	16,069	—	14,499	—	30,568	44,171	—	1,050	(44,171)	1,050	(31,618)	—
Equity in Income of Subsidiaries	—	—	130,356	(130,356)	—	—	—	90,720	(90,720)	—	—	—

Total Revenue	484,549	—	144,855	(130,356)	499,048	44,171	122,735	232,161	(258,236)	140,831	(31,618)	608,261

Costs and Expenses:
Cost of Used Vehicles Sold	297,537	—	—	—	297,537	—	—	—	—	—	—	297,537
Provision for Credit Losses	—	—	—	—	—	—	—	93,026	—	93,026	—	93,026
Portfolio Debt Interest Expense	—	—	—	—	—	—	22,707	102	—	22,809	—	22,809
Non-Portfolio Debt Interest Expense	1,006	—	(134)	—	872	56	995	139,225	(123,345)	16,931	(16,432)	1,371
Senior Secured Notes Interest Expense	—	—	6,682	—	6,682	—	—	6,683	—	6,683	—	13,365
Selling and Marketing	13,383	—	—	—	13,383	—	—	8	—	8	—	13,391
General and Administrative	36,946	(922)	6,284	—	42,308	26,919	24,857	51,411	(44,171)	59,016	(15,186)	86,138
Depreciation Expense	5,933	—	—	—	5,933	356	296	594	—	1,246	—	7,179

Total Costs and Expenses	354,805	(922)	12,832	—	366,715	27,331	48,855	291,049	(167,516)	199,719	(31,618)	534,816

Income before Income Taxes	129,744	922	132,023	(130,356)	132,333	16,840	73,880	(58,888)	(90,720)	(58,888)	—	73,445
Income Tax Expense (Benefit)	—	310	(81)	—	229	—	—	620	—	620	—	849

Net Income	$129,744	$612	$132,104	$(130,356)	$132,104	$16,840	$73,880	$(59,508)	$(90,720)	$(59,508)	$—	$72,596

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Operations

Six Months Ended June 30, 2010

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries

Revenue:
Sales of Used Vehicles	$412,923	$—	$—	$—	$412,923	$—	$—	$—	$—	$—	$—	$412,923
Interest Income	—	—	—	—	—	—	62,709	129,862	(62,709)	129,862	—	129,862
Other Revenue	—	—	11,085	—	11,085	36,161	—	—	(35,561)	600	(11,685)	—
Equity in Income of Subsidiaries	—	—	106,189	(106,189)	—	—	—	35,152	(35,152)	—	—	—

Total Revenue	412,923	—	117,274	(106,189)	424,008	36,161	62,709	165,014	(133,422)	130,462	(11,685)	542,785

Costs and Expenses:
Cost of Used Vehicles Sold	256,709	—	—	—	256,709	—	—	—	—	—	—	256,709
Provision for Credit Losses	—	—	—	—	—	—	—	81,489	—	81,489	—	81,489
Portfolio Debt Interest Expense	—	—	—	—	—	—	17,645	21,332	—	38,977	—	38,977
Non-Portfolio Debt Interest Expense	1,724	—	2,628	—	4,352	27	390	71,239	(62,709)	8,947	—	13,299
Senior Secured Notes Interest Expense	—	—	982	—	982	—	—	982	—	982	—	1,964
Selling and Marketing	8,534	—	—	—	8,534	—	—	1	—	1	—	8,535
General and Administrative	34,863	(1,152)	4,496	—	38,207	32,579	12,347	45,667	(35,561)	55,032	(11,685)	81,554
Depreciation Expense	5,636	—	—	—	5,636	436	294	487	—	1,217	—	6,853

Total Costs and Expenses	307,466	(1,152)	8,106	—	314,420	33,042	30,676	221,197	(98,270)	186,645	(11,685)	489,380

Income before Income Taxes	105,457	1,152	109,168	(106,189)	109,588	3,119	32,033	(56,183)	(35,152)	(56,183)	—	53,405
Income Tax Expense (Benefit)	—	420	180	—	600	—	—	200	—	200	—	800

Net Income	$105,457	$732	$108,988	$(106,189)	$108,988	$3,119	$32,033	$(56,383)	$(35,152)	$(56,383)	$—	$52,605

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

Six Months Ended June 30, 2011

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$129,744	$612	$132,104	$(130,356)	$132,104	$16,840	$73,880	$(59,508)	$(90,720)	$(59,508)	$—	$72,596
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	93,026	—	93,026	—	93,026
Depreciation Expense	5,933	—	—	—	5,933	356	296	594	—	1,246	—	7,179
Amortization of Debt Issuance Costs and Debt Premium and Discount	251	—	286	—	537	—	6,028	286	—	6,314	—	6,851
Non-Cash Compensation Expense—Related Party	—	—	929	—	929	—	—	930	—	930	—	1,859
Loss (Gain) from Disposal of Property and Equipment	(76)	—	—	—	(76)	—	—	(5)	—	(5)	—	(81)
Originations of Finance Receivables	—	—	—	—	—	—	—	(460,076)	—	(460,076)	—	(460,076)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	—	269,010	—	269,010	—	269,010
Decrease in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(2,162)	—	(2,162)	—	(2,162)
(Increase) Decrease in Inventory	5,726	—	—	—	5,726	—	—	—	—	—	—	5,726
(Increase) Decrease in Other Assets	(379,672)	(1,499)	(264,364)	257,634	(387,901)	(229,968)	380,494	(259,202)	(7,672)	(116,348)	506,541	2,292
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	259,850	764	129,719	(125,778)	264,555	216,332	(16,259)	445,263	(376,988)	268,348	(506,541)	26,362

Net Cash Provided By (Used In) Operating Activities	21,756	(123)	(1,326)	1,500	21,807	3,560	444,439	28,156	(475,380)	775	—	22,582

Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	213	—	—	—	213	54	—	19	—	73	—	286
Purchase of Property and Equipment	(20,450)	—	—	—	(20,450)	(155)	(12)	(202)	—	(369)	—	(20,819)

Net Cash Provided By (Used In) Investing Activities	(20,237)	—	—	—	(20,237)	(101)	(12)	(183)	—	(296)	—	(20,533)

Cash Flows from Financing Activities:
Increase (Decrease) in Restricted Cash	5	—	—	—	5	(3,161)	24,084	—	—	20,923	—	20,928
Deposits into Investments Held in Trust	—	—	—	—	—	—	(8,699)	—	—	(8,699)	—	(8,699)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	(18,367)	—	—	(18,367)	—	(18,367)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	475,000	—	—	475,000	—	475,000
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(753,600)	—	—	(753,600)	—	(753,600)
Additions to Portfolio Term Financings	—	—	—	—	—	—	461,061	—	—	461,061	—	461,061
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(143,286)	—	—	(143,286)	—	(143,286)
Additions to Other Secured Notes Payable	—	—	1,500	(1,500)	—	—	—	—	—	—	—	—
Repayment of Other Secured Notes Payable	—	—	—	—	—	(171)	(98)	—	—	(269)	—	(269)
Payment of Debt Issuance Costs	—	—	(169)	—	(169)	—	(5,196)	(169)	—	(5,365)	—	(5,534)
Dividend Distributions	—	—	—	—	—	(350)	(475,030)	(25,859)	475,380	(25,859)	—	(25,859)

Net Cash Provided By (Used In) Financing Activities	5	—	1,331	(1,500)	(164)	(3,682)	(444,131)	(26,028)	475,380	1,539	—	1,375

Net Increase (Decrease) in Cash and Cash Equivalents	1,524	(123)	5	—	1,406	(223)	296	1,945	—	2,018	—	3,424
Cash and Cash Equivalents at Beginning of Period	3,588	322	—	—	3,910	285	515	18,967	—	19,767	—	23,677

Cash and Cash Equivalents at End of Period	$5,112	$199	$5	$—	$5,316	$62	$811	$20,912	$—	$21,785	$—	$27,101

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

Six Months Ended June 30, 2010

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined (As Adjusted)	Non- Guarantor Subsidiaries Combined (As Adjusted)	Parent Companies Combined (As Adjusted)	Eliminations	Consolidated	Guarantor Subsidiaries Combined (As Adjusted)	Non- Guarantor Subsidiaries Combined (As Adjusted)	Parent Companies Combined (As Adjusted)	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries (As Adjusted)
Cash Flows from Operating Activities:
Net Income	$105,457	$732	$108,988	$(106,189)	$108,988	$3,119	$32,033	$(56,383)	$(35,152)	$(56,383)	$—	$52,605
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	81,489	—	81,489	—	81,489
Depreciation Expense	5,636	—	—	—	5,636	435	294	487	—	1,216	—	6,852
Amortization of Debt Issuance Costs and Debt Premium and Discount	—	—	42	—	42	122	4,628	3,536	—	8,286	—	8,328
Non-Cash Compensation Expense	—	—	562	—	562	—	—	563	—	563	—	1,125
Loss from Disposal of Property and Equipment	(100)	—	—	—	(100)	(3)	—	365	—	362	—	262
Increase in Finance Receivables	—	—	—	—	—	—	—	(402,140)	—	(402,140)	—	(402,140)
Collections and Recoveries on Finance Receivable Principal	—	—	—	—	—	—	—	244,456	—	244,456	—	244,456
Changes in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(986)	—	(986)	—	(986)
Decrease in Inventory	16,307	—	—	—	16,307	—	—	—	—	—	—	16,307
Increase in Other Assets	(118,638)	(1,235)	(541,308)	291,630	(369,551)	(237,232)	(38,992)	209,313	459,047	392,136	(23,762)	(1,177)
Increase in Accounts Payable, Accrued Expenses and Other Liabilities	6,124	450	352,204	(184,191)	174,587	232,342	(47,852)	152,465	(517,247)	(180,292)	23,762	18,057
Decrease in Income Taxes Payable	—	—	51	—	51	—	—	(80)	—	(80)	—	(29)

Net Cash Provided By Operating Activities	14,786	(53)	(79,461)	1,250	(63,478)	(1,217)	(49,889)	233,085	(93,352)	88,627	—	25,149

Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	191	—	—	—	191	19	—	—	—	19	—	210
Purchase of Property and Equipment	(3,028)	—	—	—	(3,028)	—	—	(2,952)	—	(2,952)	—	(5,980)

Net Cash Used in Investing Activities	(2,837)	—	—	—	(2,837)	19	—	(2,952)	—	(2,933)	—	(5,770)

Cash Flows from Financing Activities:
Increase in Restricted Cash	—	—	—	—	—	(1,325)	(2,171)	—	—	(3,496)	—	(3,496)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	27,841	—	—	27,841	—	27,841
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	385,500	—	—	385,500	—	385,500
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(259,104)	—	—	(259,104)	—	(259,104)
Additions to Portfolio Term Financings	—	—	—	—	—	—	100,000	79,047	—	179,047	—	179,047
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(98,642)	(350,005)	—	(448,647)	—	(448,647)
Additions to Other Secured Notes Payable	—	—	1,250	(1,250)	—	2,700	—	76	—	2,776	—	2,776
Repayment of Other Secured Notes Payable	(10,000)	—	—	—	(10,000)	(56)	(93)	(12,307)	—	(12,456)	—	(22,456)
Additions to Senior Secured Notes Payable	—	—	81,755	—	81,755	—	—	79,354	—	79,354	—	161,109
Payment of Debt Issuance Costs	(8)	—	(3,544)	—	(3,552)	—	(9,970)	(3,543)	—	(13,513)	—	(17,065)
Dividend Distributions to Shareholders	—	—	—	—	—	—	(93,352)	(22,000)	93,352	(22,000)	—	(22,000)

Net Cash Used in Financing Activities	(10,008)	—	79,461	(1,250)	68,203	1,319	50,009	(229,378)	93,352	(84,698)	—	(16,495)

Net Increase in Cash and Cash Equivalents	1,941	(53)	—	—	1,888	121	120	755	—	996	—	2,884
Cash and Cash Equivalents at Beginning of Period	791	152	—	—	943	41	549	19,992	—	20,582	—	21,525

Cash and Cash Equivalents at End of Period	$2,732	$99	$—	$—	$2,831	$162	$669	$20,747	$—	$21,578	$—	$24,409

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A for the year ended December 31, 2010, included in our Registration Statement on Form S-4 filed with the SEC on June 24, 2011, as well as our condensed consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.

Unless otherwise indicated in this Quarterly Report on Form 10-Q, the terms “DriveTime,” the “Company,” “we,” “our” and “us” refer to DriveTime Automotive Group, Inc. and its subsidiaries as a consolidated entity.

Overview

We are the leading used vehicle retailer in the United States with a sole focus on the sale and financing of quality vehicles to the subprime market. Through our branded dealerships, we provide our customers with a comprehensive end-to-end solution for their automotive needs, including the sale, financing, and maintenance of their vehicles. As of June 30, 2011, we owned and operated 86 dealerships and 15 reconditioning facilities in 31 geographic regions in 16 states. For the six months ended June 30, 2011, we sold 31,734 vehicles, generated $608.3 million of total revenue (which consists of vehicle sales and interest income), and generated $120.1 million of Adjusted EBITDA. We provide our customers with financing for substantially all of the vehicles we sell. As of June 30, 2011, our loan portfolio had a total outstanding principal balance of $1.5 billion. We maintain our loan portfolio and related financings on our balance sheet.

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

Select information regarding our dealerships is as follows:

	Six Months Ended
	June 30, 2011		As of June 30, 2011
State	# of Units Sold	Percent of Unit Sales Volume	Number of Stores	Number of Reconditioning Facilities	# of Active Loans	Loan Principal (in thousands)	% of Portfolio
Texas	6,629	20.9%	18	4	36,229	$382,019	25.6%
Florida	5,147	16.1%	16	2	25,299	262,016	17.5%
North Carolina	3,386	10.7%	9	1	14,456	161,626	10.8%
Arizona	2,363	7.4%	6	1	11,556	113,691	7.6%
Virginia	2,194	6.9%	7	1	11,575	114,424	7.7%
Georgia	2,136	6.7%	5	2	11,088	112,913	7.6%
Tennessee	1,666	5.1%	4	0	2,366	31,117	2.1%
California	1,490	4.7%	4	0	8,108	77,493	5.2%
Nevada	1,381	4.4%	2	1	6,521	67,956	4.5%
South Carolina	1,315	4.2%	3	0	2,243	29,287	2.0%
New Mexico	1,086	3.5%	3	1	5,953	59,004	3.9%
Alabama	984	3.2%	2	1	1,127	15,108	1.0%
Oklahoma	916	2.9%	2	0	1,576	21,068	1.4%
Colorado	863	2.7%	3	1	3,910	43,500	2.9%
Indiana	129	0.4%	1	0	129	1,937	0.1%
Mississippi	49	0.2%	1	0	49	723	0.1%

	31,734	100%	86	15	142,185	$1,493,882	100%

Our integrated business model is focused on giving our customers the ability to acquire quality used vehicles through six key activities:

•

Vehicle acquisition. We acquire inventory primarily from used vehicle auctions. Our centralized vehicle selection strategy takes into account many factors, including the retail value, age, and costs of buying, reconditioning, and delivering the vehicle for resale, along with buyer affordability and desirability. At June 30, 2011, we employed over 30 buyers who average over five years of experience with us. For the six months ended June 30, 2011, we purchased 30,404 vehicles from over 130 auctions nationwide.

•

Vehicle reconditioning and distribution. Subsequent to acquisition, vehicles are transported to one of our 15 regional reconditioning facilities, where we recondition the vehicles and perform a rigorous multi-point inspection for safety and operability. On average, we spend approximately $1,400 in reconditioning costs per vehicle sold, including parts and labor. Upon passing our quality assurance testing, we determine the distribution of vehicles to our dealerships based on current inventory mix and levels, along with sales patterns at each dealership.

•

Vehicle sales. We focus on selling quality used vehicles with affordable payments through our extensive network of company-owned dealerships. Our dealerships maintain a range of approximately 60-70 vehicles. We utilize targeted television, radio, and online advertising programs to promote our brand and encourage customers to complete an online credit application and visit our dealerships. Approximately 53% of our customers completed an online credit application before visiting one of our dealerships in the six month period ended June 30, 2011. Our dealerships are generally located in high traffic commercial districts and showcase our DriveTime logos and color schemes. Our sales process features no-haggle pricing and prices are established centrally based on pricing targets and vehicle turn times. Customers are assisted through their buying and financing process by salaried sales advisors.

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

Second Quarter 2011 Highlights

•	Pre-tax income increased 64% to $32.4 million for the three months ended June 30, 2011, from $19.8 million for the three months ended June 30, 2010.

•	Total revenue increased 12.1% to $275.4 million for the three months ended June 30, 2011, from $245.7 million for the three months ended June 30, 2010.

•	Unit sales increased 11.0% to 13,639 for the three months ended June 30, 2011, from 12,284 for the three months ended June 30, 2010.

•	Net charge-offs as a percent of average portfolio principal outstanding decreased to 2.4% for the three months ended June 30, 2011, from 2.5% for the three months ended June 30, 2010.

•	We opened three stores and one inspection center.

•	Adjusted EBITDA increased 4.2% to $55.0 million for the three months ended June 30, 2011, from $52.8 million for the three months ended June 30, 2010.

•

In May 2011, we completed the 2011-2 securitization transaction by issuing $247.0 million of asset-backed securities, collateralized by approximately $300.0 million of finance receivables. The asset-backed securities were rated by S&P and DBRS and are structured in four tranches without external credit enhancement from a monoline issuer. The duration weighted coupon of these four tranches was 2.88%.

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

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see the “Risk Factors” section of our Registration Statement on Form S-4, filed with the SEC on June 24, 2011, which identifies events and important risk factors that could cause actual results to differ materially from those contained in our forward-looking statements. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

Revenue recognition

Revenue from the sale of used vehicles is recognized upon delivery, when the sales contract is signed, and the agreed-upon down payment or purchase price has been received. Sales of used vehicles include revenue from the sale of used vehicles, net of a reserve for returns. The reserve for returns is estimated using historical experience and trends and could be affected if future vehicle returns differ from historical averages. A 10.0% increase in our rate of returns would result in a $0.4 million increase in our sales return allowance (and corresponding decrease in revenue) for the three months ended June 30, 2011. Revenue is recognized at time of sale since persuasive evidence of an arrangement in the form of an installment sales contract exists, we have delivered the vehicle to the customer, transferred title, the sale has a fixed and determinable price, and collectability is reasonably assured.

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

The static pool loss curves by grade are adjusted for actual performance to date, and historical seasonality patterns. The forecasted periodic loss rates, which drive the forecast for estimated gross losses (before recoveries) are calculated by factoring amortization speed, and origination terms. Charge-offs have a natural seasonality pattern such that they are typically lower during the first and second quarters of each calendar year because customers generally have additional money from tax refunds to apply to their loans, compared to the third and fourth quarters when charge-offs tend to increase. Recoveries are estimated using historical unit and dollar static pool recovery activity to forecast recoveries for estimated charge-offs at the balance sheet date. The forecasted recovery rates (on a per unit basis) are based on the historical unit recovery trend by recovery type as adjusted for estimated impact of economic and market conditions.

The allowance model is sensitive to changes in assumptions such that an increase or decrease in our forecasted net charge-offs would increase or decrease the allowance as a percentage of principal outstanding required to be maintained. The amount of our allowance is sensitive to losses within credit grade, recovery values, deal structure, the loss emergence period and overall credit grade mix of the portfolio. In the event loss assumptions used in the calculation of the allowance for credit losses were to increase, there would be a corresponding increase in the amount of the allowance for credit losses, which would decrease the net carrying value of finance receivables and increase the amount of provision for credit losses, thereby decreasing net income. A 5% increase in our frequency loss assumption would increase the allowance for credit losses and our provision for credit losses by $9.3 million and $8.4 million as of June 30, 2011, and December 31, 2010, respectively. Also, a 5% decrease in our assumed recoveries per loan charged off, would result in an increase to the allowance for credit losses and provision for credit losses by $6.3 million and $4.2 million as of June 30, 2011, and December 31, 2010, respectively. Our ability to forecast net charge-offs and track static pool net losses by month of origination are a critical aspect of this analysis.

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

Valuation of inventory

Inventory consists of used vehicles held-for-sale or currently undergoing reconditioning and is stated at the lower of cost or market value. Vehicle inventory cost is determined by specific identification. Direct and indirect vehicle reconditioning costs including parts and labor, costs to transport the vehicles to our dealership locations, buyer costs, and other incremental costs are capitalized as a component of inventory cost. Determination of the market value of inventory involves assumptions regarding wholesale loss rates derived from historical trends and could be affected by changes in supply and demand at our retail locations and at the auctions. A 1.0% decrease in the valuation of our inventory at June 30, 2011, would result in a decrease in net income of approximately $1.4 million.

Secured financings

We sell loans originated at our dealerships to our bankruptcy-remote securitization subsidiaries, which, in turn, transfer the loans to separate trusts that issue notes and certificates collateralized by these loans. The notes (asset-backed securities) are sold to investors, and we retain the certificates. We continue to service all securitized loans. We have determined that the trusts are variable interest entities and that DTAC is the primary beneficiary of those trusts. Therefore, loans included in the securitization transactions are recorded as finance receivables and the asset-backed securities that are issued by the trusts are recorded as a component of portfolio term financings in the accompanying consolidated balance sheets.

Limited warranty

Our DriveCare® limited warranty provides major mechanical and air-conditioning coverage, on every used vehicle we sell. The limited warranty covers vehicles for 36 months or 36,000 miles, whichever comes first, and includes oil changes at Sears Automotive locations nationwide and 24/7 roadside assistance. The warranty is included in the sales price of the vehicle and is not sold as a separate product. A liability for the estimated cost of vehicle repairs under our warranty program is established at the time a used vehicle is sold by charging costs of used vehicles sold. We currently offer no warranty outside of our DriveCare® limited warranty. The liability is evaluated for adequacy through an analysis based on the program’s historical performance of cost incurred per unit sold, management’s estimate of frequency of vehicles to be repaired and severity of claims based on vehicles currently under warranty, the estimated cost of oil changes, and the estimated cost of roadside assistance, both of which are based on the program’s historical performance and our expectation of future usage. These assumptions are further affected by mix, mileage, and age of vehicles sold and our ability to recondition vehicles prior to sale. A 5.0% increase in our warranty frequency assumptions related to warranty usage and a 5.0% increase in our warranty severity assumptions would result in a $1.7 million increase in our warranty accrual at June 30, 2011, and a corresponding reduction in net income.

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

Interest expense

As a result of the issuance of our Senior Secured Notes and the use of proceeds there from to repay certain of our indebtedness, and the contribution of an aggregate of $100.1 million of subordinated notes and junior secured notes into equity in connection with the offering of such notes, as well as the warehouse facilities and, securitization transactions which have a lower cost of funds compared to previously outstanding debt instruments, we expect that our weighted average cost of funds will be lower in future periods. To the extent our average amount borrowed is also less in future periods, we would expect a decrease in our interest expense in future periods.

Sales tax refunds

In February 2011 we received an unfavorable ruling from the Nevada Supreme Court with regards to certain sales tax refunds we had requested for the 2002 and 2003 tax years. As a result, we are no longer claiming the sales tax refunds relating to receivables that have become uncollectible in the State of Nevada. Going forward, we expect an annual decrease in sales tax recoveries related to this matter. To our knowledge, this decision by the State of Nevada should not affect our position regarding sales tax refunds in other states. For further information, see Note 9 – Commitments and Contingencies: Legal Matters to our condensed consolidated financial statements included in Item 1 of this report.

Selected Historical Consolidated Financial and Other Data

The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Sales of used vehicles	$203,398	$178,303	$468,480	$412,923
Interest income	72,007	67,444	139,781	129,862

Total revenue	275,405	245,747	608,261	542,785

Costs and expenses:
Cost of used vehicles sold	132,410	114,187	297,537	256,709
Provision for credit losses	39,694	34,342	93,026	81,489
Portfolio debt interest expense	10,711	20,501	22,809	39,032
Non-portfolio debt interest expense	701	6,033	1,371	13,243
Senior secured notes interest expense	6,650	1,964	13,365	1,964
Selling and marketing	6,282	4,321	13,390	8,535
General and administrative	42,706	41,211	86,139	81,555
Depreciation Expense	3,821	3,416	7,179	6,853

Total costs and expenses	242,975	225,975	534,816	489,380

Income before income taxes	32,430	19,772	73,445	53,405
Income tax expense	337	450	849	800

Net Income	$32,093	$19,322	$72,596	$52,605

	As of and for the Three Months Ended June 30,				As of and for the Six Months Ended June 30,
	2011		2010		2011		2010
	(In thousands, except per vehicle sold data)
Operating Data:
Dealerships:
Dealerships in operation at end of period	86		81		86		81
Average number of vehicles sold per dealership per month	53		51		62		60
Retail Sales:
Number of used vehicles sold	13,639		12,284		31,734		28,587
Average age of vehicles sold (in years)	5.6		4.4		5.3		4.4
Average mileage of vehicles sold	80,028		69,234		76,431		69,234
Per vehicle sold data:
Average sales price	$14,913		$14,515		$14,763		$14,444
Average cost of vehicle sold	$9,708		$9,296		$9,376		$8,980
Average gross margin	$5,205		$5,219		$5,387		$5,464
Gross margin percentage	34.9%		36.0%		36.5%		37.8%
Loan Portfolio:
Principal balances originated	$201,432		$175,479		$460,076		$402,140
Average amount financed per origination	$14,772		$14,291		$14,502		$14,075
Number of loans outstanding—end of period	142,185		135,267		142,185		135,267
Principal outstanding—end of period	1,493,882		1,392,152		1,493,882		1,392,152
Average principal outstanding—during the period	1,473,187		1,380,353		1,435,175		1,352,807
Average effective yield on portfolio (1)	19.6%		20.2%		19.5%		19.9%
Allowance for credit losses as a percentage of portfolio principal	14.9%		15.9%		14.9%		15.9%
Portfolio performance data:
Portfolio delinquencies over 30 days (2)	8.3%		7.1%		8.3%		7.1%
Principal charged-off as a percentage of outstanding principal	4.3%		4.2%		9.7%		9.8%
Recoveries as a percentage of principal charged-off	44.5%		41.0%		43.8%		41.3%
Net charge-offs as a percentage of average principal	2.4%		2.5%		5.4%		5.7%
Financing and Liquidity:
Unrestricted cash and availability (3)	$201,790		$225,264		$201,790		$225,264
Ratio of net debt to Shareholders’ equity (4)	2.2	x	2.2	x	2.2	x	2.2	x
Secured collateral coverage ratio (5)	2.4	x	2.7	x	2.4	x	2.7	x
Ratio of adjusted EBITDA to interest expense (6)	3.0	x	1.9	x	3.2	x	2.1	x
Total assets to Shareholders’ equity	3.6	x	3.5	x	3.6	x	3.5	x
Total average debt	$1,109,531		$1,101,313		$1,067,853		$1,072,909
Weighted average effective borrowing rate on total debt (7)	6.4%		10.4%		7.0%		10.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Other Financial Data:
EBITDA (8)	$54,313	$51,686	$118,169	$114,497
Adjusted EBITDA (8)	$54,977	$52,821	$120,118	$116,420

	June 30, 2011	December 31, 2010	December 31, 2009
	($ in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,101	$23,677	$21,526
Restricted cash and investments held in trust (9)	88,029	81,891	84,064
Finance receivables (10)	1,523,693	1,408,741	1,340,591
Allowance for credit losses	(222,750)	(208,000)	(218,259)
Inventory	140,235	145,961	115,257
Total assets	1,682,013	1,568,154	1,432,080
Portfolio debt	856,099	817,040	873,363
Non-Portfolio debt	253,009	253,167	213,852
Total debt (11)	1,109,108	1,070,207	1,087,215
Shareholders’ equity	467,363	418,767	293,145

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

(6)	Represents ratio of Adjusted EBITDA to total interest expense.
(7)	Weighted average effective borrowing rate includes the effect of amortization of discounts, debt issuance costs, and unused line fees.
(8)	See definition of EBITDA and Adjusted EBITDA in Management’s Discussion and Analysis – Non-GAAP discussion.
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

Statement of Operations—Line Item Descriptions

Revenue

Sales of used vehicles

We derive a significant portion of our revenue from the sale of used vehicles. Sales of used vehicles include revenue from the sale of vehicles, net of a reserve for returns. Factors affecting revenue from sales of used vehicles include the number of used vehicles we sell and the price at which we sell our vehicles. Our reserve for returns is affected by the number of vehicles returned under our three-day right of rescission policy.

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

We anticipate the allowance for credit losses to grow as we increase origination volume and grow our portfolio. However, the allowance as a percentage of portfolio principal may increase or decrease based on the underlying performance of loans originated, value of collateral, and the change in credit grade mix of loans originated. Since we tightened our loan underwriting standards beginning in the second quarter of 2008 our allowance as a percent of principal has decreased as a result of a decrease in net charge- offs. Loans originated since we tightened our underwriting standards represent 94.0% of our loan portfolio as of June 30, 2011.

Portfolio debt and non-portfolio debt and senior secured notes interest expense

Portfolio debt interest expense consists of interest and related amortization of debt issuance costs on our portfolio warehouse facilities, securitizations, PALP financings, and term residual financing.

Non-portfolio debt interest expense consists of interest expense and related amortization of discounts and debt issuance costs on our Senior Secured Notes payable, inventory facility, junior secured notes, subordinated notes payable real estate mortgage financing, and an equipment note payable. Non-portfolio debt interest expense is dependent on the amount of indebtedness and the interest expense associated therewith, both of which are dependent on the financial markets and economy as a whole.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	(In thousands)			(In thousands)
Revenue:
Sales of Used Vehicles	$203,398	$178,303	14.1%	$468,480	$412,923	13.5%
Interest Income	72,007	67,444	6.8%	139,781	129,862	7.6%

Total Revenue	275,405	245,747	12.1%	608,261	542,785	12.1%

Costs and Expenses:
Cost of Used Vehicles Sold	132,410	114,187	16.0%	297,537	256,709	15.9%
Provision for Credit Losses	39,694	34,342	15.6%	93,026	81,489	14.2%
Portfolio Debt Interest Expense	10,711	20,501	(47.8%)	22,809	39,032	(41.6%)
Non-Portfolio Debt Interest Expense	701	6,033	(88.4%)	1,371	13,243	(89.6%)
Senior Secured Notes Interest Expense	6,650	1,964	238.6%	13,365	1,964	580.5%

Selling and Marketing	6,282	4,321	45.4%	13,390	8,535	56.9%
General and Administrative	42,706	41,211	3.6%	86,139	81,555	5.6%
Depreciation Expense	3,821	3,416	11.9%	7,179	6,853	4.8%

Total Costs and Expenses	242,975	225,975	7.5%	534,816	489,380	9.3%

Earnings before Income Taxes	32,430	19,772	64.0%	73,445	53,405	37.5%
Income Tax Expense	337	450	(25.1%)	849	800	6.1%

Net Income	$32,093	$19,322	66.1%	$72,596	$52,605	38.0%

Sales of used vehicles

Revenue from sales of used vehicles increased $25.1 million or 14.1% for the three months ended June 30, 2011, and increased $55.6 million or 13.5% for the six months ended June 30, 2011, compared to the same periods during 2010. These increases in revenue were primarily due to an 11.0% increase in sales volume, coupled with a 2.2% increase in the average sales price per vehicle sold during the six months ended 2011. The increase in sales volume is primarily attributable to an increase in the average number of stores in operation year over year and an increase in the number of units sold per store, as a result of opening larger stores with greater sales volume. The increase in the number of stores in operation is a result of opening five net new stores since the second quarter of 2010. The increase in average sales price per vehicle sold is attributable to an overall increase in the average cost of used vehicles sold, primarily as a result of an increase in acquisition costs from appreciation in wholesale used vehicle prices. See also “—Cost of used vehicles sold”.

Internet-related sales are a component of revenue from the sales of used vehicles discussed above. We define internet-related sales as those sales where a credit application was completed over the internet prior to the customer visiting our dealership, within three months of the sale. Internet sales revenue increased $7.8 million, or 8.2%, for the three months ended June 30, 2011, compared to the same period in 2010 and internet sales revenue increased $30.5 million, or 14.0%, for the six months ended June 30, 2011, compared to the same period in 2010. As a percent of total sales revenue, internet-related sales comprised 50.8% and 52.8% of our total sales revenue for the three and six months ended June 30, 2011, respectively.

Interest income

Interest income increased $4.6 million, or 6.8%, for the three months ended June 30, 2011, and increased $9.9 million, or 7.6% for the six months ended June 30, 2011, compared to the same periods in 2010. These increases are primarily due to an increase in our average portfolio principal outstanding during the three and six months ended June 30, 2011. Average portfolio principal outstanding increased $92.8 million during the three months ended June 30, 2011, compared to the same period in 2010, and average principal portfolio outstanding increased $82.4 million during the six months ended June 30, 2011, compared to the same period in 2010. Increases in both periods were a result of an increase in originations over portfolio run-off. See “Originations” below for further discussion.

Cost of used vehicles sold

Total cost of used vehicles sold increased $18.2 million, or 16.0%, for the three months ended June 30, 2011, and increased $40.8 million, or 15.9%, for the six months ended June 30, 2011, compared to the same periods in 2010. These increases were due to an increase in the number of vehicles sold and an increase in the average cost of vehicles sold. Our cost of vehicles sold per unit increased primarily as a result of higher acquisition costs at auction as a result of an appreciation in wholesale used vehicle prices. Wholesale used vehicle prices increased during the three months and six months ended June 30, 2011, compared to the same periods in 2010, as a result of increased demand for used vehicles, coupled with a decrease in supply of used vehicles nationwide. Acquisition costs are a function of the vehicle make, model, and year mix that we acquire, along with vehicle wholesale auction price trends for the segment of vehicles that we target for acquisition. The average vehicle age and mileage of vehicles sold during 2011 increased as compared to the same periods in 2010 in an effort to maintain overall affordability for our customers. Vehicle reconditioning costs and warranty related costs also increased due to the increase in vehicle age and mileage.

Gross margin

Gross margin increased $6.9 million for the three months ended June 30, 2011, and $14.7 million for the six months ended June 30, 2011, compared to the same periods in 2010, and gross margin as a percentage of sales revenue decreased to 34.9% from 36.0% for the three months ended June 30, 2011 compared to the same period in 2010. Gross margin as a percentage of sales revenue decreased to 36.5% from 37.8% for the six months ended June 30, 2011 compared to the same period in 2010. The decrease in gross margin percentage is primarily attributable to an increase in our “Cost of used vehicles sold” as described above, while only a portion of these costs were passed on to our customers through an increase in sales price. Our total cost per vehicle sold increased 4.4% during the three and six months ended June 30, 2011, while our average price per vehicle sold only increased 2.7% and 2.2% respectively, for the three and six month periods ended June 30, 2011, compared to the same periods in 2010.

Provision for credit losses

Provision for credit losses increased $5.4 million, or 15.6% for the three months ended June 30, 2011, and increased $11.5 million, or 14.2%, for the six months ended June 30, 2011, compared to the same periods in 2010. These increases are a result of an increase in the principal balance of loans outstanding as a result of an increase in originations over portfolio run-off, which was partially offset by a lower allowance as a percentage of principal outstanding.

Net charge-offs as a percent of average outstanding principal decreased to 2.4% from 2.5% for the three months ended June 30, 2011 and 5.4% from 5.7% for the six months ended June 30, 2011, for the same periods in 2010. This improvement is primarily due to favorable recovery values throughout 2011. Although gross principal charged-off increased to 4.3% for the three months ended June 30, 2011, compared to 4.2% for the same period in the prior year, gross charge offs for the six months ended June 30, 2011 have decreased 9.7% compared to 9.8% for the same period in the prior year. Recoveries as a percentage of principal charged-off increased to 44.5% from 41.0% for the three months ended June 30, 2011 and 43.8% from 41.3% for the six months ended June 30, 2011, for the same period in 2010. The improvement in recoveries is due primarily to higher auction values stemming from appreciation in the wholesale used vehicle market.

The allowance for credit losses increased by $14.8 million from December 31, 2010 to June 30, 2011. However, as a percentage of principal outstanding, the allowance decreased from 15.0% to 14.9%. The increase in the allowance dollars is a direct result of an increase in the size of the portfolio at June 30, 2011. The decrease in the allowance as a percent of outstanding principal balance is due primarily to the improved performance and credit quality of our portfolio.

Portfolio debt interest expense

Total portfolio debt interest expense decreased $9.7 million, or 47.8%, for the three months ended June 30, 2011, compared to the same period in 2010. Total portfolio debt interest expense decreased $16.2 million, or 41.6%, for the six months ended June 30, 2011, compared to the same period in 2010. These decreases are a result of both a decrease in the average amount borrowed under portfolio debt of $3.5 million and $31.6 million, respectively, for the three and six months ended June 30, 2011 compared to the same periods in 2010, and a decrease in the overall cost of funds of portfolio debt to 4.9% for the three months ended June 30, 2011, compared to 9.4% for 2010. The decrease in our costs of funds is attributable to lower borrowing costs of our recent securitizations, a decrease in borrowing costs of our warehouse facilities, as well as the termination of our PALP agreement with Santander in the second quarter of 2010, which bore a higher cost of funds than both our securitizations and warehouse facilities.

Non-portfolio debt interest expense

Total non-portfolio debt interest expense decreased $5.3 million, or 88.4%, for the three months ended June 30, 2011, compared to the same period in 2010. Total non-portfolio debt interest expense decreased $11.9 million, or 89.6%, for the six months ended June 30, 2011, compared to the same period in 2010. These decreases were primarily due to the exchange of $60.1 million junior secured notes and $40.0 million of subordinated debt for equity, and the exchange of $2.0 million junior secured notes and $35.0 million in subordinated debt for an equal principal amount of Senior Secured Notes, both of which occurred in conjunction with the offering of our Senior Secured Notes in June 2010. As a result, the average balance of non-portfolio debt decreased $128.3 million for the second quarter 2011 compared to second quarter 2010 and the year to date average balance decreased $142.0 million compared to the same period in 2010. Further, the average cost of funds of non-portfolio debt decreased to 5.2% for the three months ended June 30, 2011, from 13.2% for the same period in 2010. The average cost of funds of non-portfolio debt decreased to 5.0% for the six months ended June 30, 2011, from 13.5% for the same period in 2010, as a result of these transactions.

Senior secured debt interest expense

Senior secured debt interest expense increased $4.7 million and $11.4 million, respectively, during the three and six months ended June 30, 2011, compared to the same periods in 2010. These increases were a result of the issuance in June 2010 of our Senior Secured Notes. The weighted average effective rate on these notes is 13.1%, which includes amortization of discount and deferred financing costs.

Selling and marketing expense

Selling and marketing expenses increased $2.0 million, or 45.4%, for the three months ended June 30, 2011 and $4.9, or 56.9%, for the six months ended June 30, 2011, compared to the same periods in 2010. These increases were due to an increase in our advertising expenses, primarily related to our television and internet marketing strategy, an increase in television commercial production, and an increase in advertising associated with operating in new geographic locations as a result of expansion of our dealership base.

General and administrative expense

General and administrative expenses increased $1.5 million, or 3.6%, for the three months ended June 30, 2011 and increased $4.6 million, or 5.6%, for the six months ended June 30, 2011, compared to the same periods in 2010. These increases were primarily the result of an increase lease expense related to the number of dealerships and reconditioning centers in operation year over year and an increase in salaries and wages as we increase the number of employees in conjunction with our overall expansion.

Net income

Net income for the three months ended June 30, 2011 increased to $32.1 million from $19.3 million for the three months ended June 30, 2010 and $72.6 million dollars from $52.6 million for the six months ended June 30, 2010. These increases were primarily attributable to an increase in total gross margin dollars from the sales of used vehicles, and an increase in net interest income (interest income less total interest expense); partially offset by an increase in provision for loan losses as a result of a larger finance receivable portfolio, and an increase in general and administrative expenses.

Originations

The following table sets forth information regarding our originations for the periods indicated.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2011	2010		2011	2010
	($ in thousands, except per loan data)
Amount originated	$201,432	$175,479	14.8%	$460,076	$402,140	14.4%
Number of loans originated	13,636	12,279	11.1%	31,725	28,571	11.0%
Average amount financed	$14,772	$14,291	$481	$14,502	$14,075	$427
Average APR originated	20.7%	22.4%	(1.7%)	20.7%	22.4%	(1.7%)
Average term (in months)	57.4	54.5	2.9	56.3	53.3	3.0
Average down payment	$1,077	$1,200	$(123)	$1,207	$1,350	$(143)
Down payment as a percent of amount financed	7.3%	8.4%	(13.1%)	8.3%	9.7%	(13.5%)
Percentage of sales revenue financed	99.0%	98.4%	0.6%	98.2%	97.4%	0.8%

We originate loans when a customer finances the purchase of one of our vehicles, and the balance on these loans, together with accrued interest and unamortized loan origination costs, comprises our portfolio of finance receivables. Receivables are financed to generate liquidity for our business. See “—Liquidity and Capital Resources.”

The principal amount of loans we originated increased $26.0 million and $57.9 million for the three and six months ended June 30, 2011, respectively, and we originated 11.1% and 11.0% more loans for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. These increases were due to an increase in the number of used vehicles sold, and an increase in the average amount financed per loan originated as a direct result of an increase in the average sales price per vehicle sold, and a decrease in the average down payment per loan originated. Average APR decreased to 20.7% from 22.4% for the three and six months ended June 30, 2011. The average term increased by 2.9 and 3.0 months for the three and six months ended June 30, 2011, compared to the same periods in 2010. These changes are due to changes in our overall interest rate and financing/underwriting strategy, which are designed to ensure affordability to our customers.

Receivables portfolio

The following table shows the characteristics of our finance receivables portfolio for the periods indicated:

	As of and for the Three Months Ended June 30,		Change	As of and for the Six Months Ended June 30,		Change
	2011	2010		2011	2010
	($ in thousands, except loan data)
Principal balance receivables, end of period	$1,493,882	$1,392,152	$101,730	$1,493,882	$1,392,152	$101,730
Average principal balance, beginning of period	$1,473,187	$1,380,353	$92,834	$1,435,175	$1,352,807	$82,368
Number of loans outstanding, end of period	142,185	135,267	6,918	142,185	135,267	6,918
Average remaining principal per loan, end of period	$10,507	$10,292	$215	$10,507	$10,292	$215
Weighted Average APR of contracts outstanding	20.9%	21.0%	(0.6%)	20.9%	21.0%	(0.6%)
Average age per loan (in months)	14.8	15.2	(2.6%)	15.2	15.3	(0.7%)

Finance receivables principal balance, average principal balance and the number of loans outstanding period over period increased as of and for the three and six months ended June 30, 2011, compared to the same periods in 2010, due to origination volume exceeding portfolio run-off (regular principal payments, payoffs, and charge-offs).

Delinquencies

As a percentage of total outstanding loan principal balances, delinquencies over 30 days were 8.3% and 7.1% at June 30, 2011 and 2010, respectively. The increase in delinquencies is the result of a change in our collection strategy for early delinquencies. In conjunction with our centralization of collections during 2010, we are utilizing messaging and dialer technologies for early delinquencies in order to achieve a more cost effective collections process. As a result, we anticipate delinquencies to be relatively higher than our historical rates, but expect this increase to level off once our efficiencies are achieved. We do not expect this increase in delinquencies from this change in operations to have a significant impact on charge-offs.

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

Financing sources

We currently fund our capital requirements through the following debt instruments:

•	Portfolio term financings including asset-backed securitizations, and a term residual facility, both of which offer fixed rate secured financing for our receivables portfolio.

•	Portfolio warehouse facilities including agreements with three different institutional lenders.

•	Senior Secured Notes due 2017.

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

Recent financing and cash flow transactions

During the six months ended June 30, 2011, we paid $25.9 million in dividends to shareholders related to income earned during the three months ended March 31, 2011. In August 2011, the Board of Directors approved $20.0 million of dividends relating to second quarter 2011 earnings. This amount will be distributed by the end of August 2011.

In April 2011, we executed a renewal of our warehouse credit facility with UBS, extending the term from April 2011 to August 15, 2012, decreasing the interest rate to LIBOR plus 1.90% from LIBOR plus 2.50%, and increasing the advance rate from 50% to 60%.

In May 2011, we completed the 2011-2 securitization transaction by issuing $247.0 million of asset-backed securities, collateralized by approximately $300.0 million of finance receivables. The asset-backed securities were rated by S&P and DBRS and are structured in four tranches without external credit enhancement from a monoline issuer. The duration weighted coupon of these four tranches was 2.88%.

In May 2011, we paid off the outstanding balance on Warehouse Facility II with Santander and terminated the facility. We borrowed an aggregate of $100.0 million across our three other warehouse facilities in order to pay-off and terminate the Santander facility.

In May 2011, we executed a renewal of our warehouse facility with RBS, increasing the facility size from $50.0 million to $125.0 million, increasing the advance rate from 50% to 53%, decreasing the interest rate to the lender’s cost of funds plus 1.50% from 2.50%, and extending the maturity to May 2012.

Operating leases

Operating leases are a significant component of our financing sources. At June 30, 2011, we lease the majority of our dealership and reconditioning center locations. We also lease our corporate office in Phoenix, Arizona, and operations collections facilities in Dallas, Texas, Orlando, Florida, and Richmond, Virginia. As each lease matures, we evaluate the existing location to determine whether the dealership should be relocated to another site in the region closer in proximity to new car franchises and/or higher traffic retail areas. As of June 30, 2011, we had approximately $87.0 million in aggregate operating lease obligations.

Liquidity

The following is a summary of total available liquidity, consisting of unrestricted cash and current availability under our portfolio warehouse and inventory facilities for the periods indicated:

	June 30, 2011	December 31, 2010	June 30, 2010
		(In thousands)
Unrestricted cash	$27,101	$23,677	$24,409
Portfolio warehouse facilities	164,689	112,160	190,855
Inventory facility	10,000	10,000	10,000

Total liquidity	$201,790	$145,837	$225,264

The following table presents a summary of our access to liquidity under our portfolio warehouse facilities and our inventory facility based on collateral pledged as of June 30, 2011:

	Facility Amount	Amount Drawn	Unused Facility Amount (1)	Borrowing Base (2)	Amount Drawn	Total Availability
	(In thousands)			(In thousands)
Warehouse facility I	$150,000	$45,615	$104,385	$64,761	$45,615	$19,146
Warehouse facility III	125,000	39,192	85,808	61,906	39,192	22,714
Warehouse facility IV	125,000	39,600	85,400	48,888	39,600	9,288
DTAC receivables (3)	N/A	N/A	N/A	113,541	N/A	113,541

Total portfolio warehouse facilities	$400,000	$124,407	$275,593	$289,096	$124,407	$164,689
Inventory facility	50,000	40,000	10,000	50,000	40,000	10,000

	$450,000	$164,407	$285,593	$339,096	$164,407	$174,689

Unrestricted cash						27,101

Total cash and availability						$201,790

(1)	Represents amounts that can be drawn upon as long as the amount drawn does not exceed the borrowing base for the credit facility.
(2)

Borrowing base is determined by the collateral currently pledged to the respective facilities. The borrowing base calculation for the portfolio warehouse facilities is a blended 56.6% effective advance rate.

(3)

Includes $215.4 million of unpledged qualifying receivables that can be pledged immediately and bring total borrowing to our maximum capacity. The borrowing base is the lesser of total eligible collateral multiplied by the applicable advance rate and the facility amount.

Changes in liquidity

Changes in liquidity are affected by increases and decreases to our operating cash flow, changes in advance rates on our portfolio warehouse facilities, capacity of our portfolio warehouse and inventory facilities, portfolio term financings, and changes in other notes payable. The following is a summary of changes in liquidity for each period presented:

	Six Months ended June 30,
	2011	2010
	(In thousands)
Liquidity—beginning of period	$145,837	$40,407
Net increase in cash and cash equivalents	3,424	2,883
Increase in portfolio warehouse and residual availability	52,529	181,974
Change-In in inventory facility availability	—	—

Liquidity—end of period	$201,790	$225,264

Our liquidity for the six months ended June 30, 2011 increased $56.0 million, from $145.8 million at December 31, 2010, to $201.8 million at June 30, 2011. This increase was primarily the result of increases in advance rates on warehouse facilities and higher advance rates on our two most recent securitizations, which resulted in an overall higher blended advance rate on our receivable financings.

Cash flows

Operating activities

For the six months ended June 30, 2011, net cash provided by operating activities was $22.6 million, as compared to $25.1 million for the six months ended June 30, 2010. The decrease in cash provided by operating activities was primarily attributable to a larger increase in finance receivable originations and a smaller decrease in inventory levels. Partially offsetting these effects were an increase in net income and an increase in accounts payable, accrued expenses and other liabilities.

Investing activities

For the six months ended June 30, 2011, net cash used in investing activities increased to $20.5 million from $5.8 million for the same period in 2010. The increase in cash used in investing activities was primarily due to the opening of new stores and the purchase of new properties. During the six months ended June 30, 2011, we purchased a store and a reconditioning facility. During the six months ended June 30, 2011, eleven new stores were under development and have opened or are planned to be opened later in the year. We are also in the process of remodeling our existing dealerships, and improving our information technology infrastructure equipment which supports our operations. By comparison, we opened three new stores in the six months ended June 30, 2010 and had one store in development at June 30, 2010.

Financing activities

For the six months ended June 30, 2011, net cash provided by financing activities was $1.4 million, compared to $16.5 million used in financing activities for the same period in 2010. This change was primarily the result of cash inflows from two securitizations during the six months ended June 30, 2011, whereas we did not complete a securitization in the six months ended June 30, 2010.

Senior Secured Notes Collateral

Our Senior Secured Notes require us to maintain a collateral coverage ratio of 1.5x of the aggregate principal amount of outstanding Senior Secured Notes. The following is the calculation of the collateral coverage ratio as of June 30, 2011. This calculation is not meant to portray a GAAP summary of collateral but rather a summary of collateral as it resides legally within the Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Co-Issuers of the Senior Secured Notes.

	As of June 30, 2011
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuers	Total
	(In thousands)
Collateral Amounts:
Net Receivables Value (1)	$—	$100,896	$300,883	$401,779
Net Inventory Value (2)	77,275	—	—	77,275
Cash Equivalents (3)	—	—	—	—

Total Collateral Amount	$77,275	$100,896	$300,883	$479,054

12.625% Senior Secured Notes				200,000

Collateral Coverage Ratio				2.4 x

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

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2011 or 2010.

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

EBITDA represents net income (loss) before income tax expense, total interest expense (secured and unsecured) and depreciation expense. Adjusted EBITDA represents EBITDA plus store closing costs, a legal settlement, non-cash compensation expense, and Nevada sales tax liability.

In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does reflect:

•	cash expenditures for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital requirements;

•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	the cost or cash required to replace assets that are being depreciated or amortized; and

•	the impact on our reported results of earnings or charges resulting from items accounted for in the GAAP measure from which EBITDA and Adjusted EBITDA is derived.

The following table presents data relating to EBITDA and Adjusted EBITDA, which are non-GAAP measures, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income:	$32,093	$19,322	$72,596	$52,605
Plus EBITDA adjustments:
Income tax expense	337	450	849	800
Total interest expense	18,062	28,498	37,545	54,239
Depreciation expense	3,821	3,416	7,179	6,853

EBITDA	54,313	51,686	118,169	114,497

Store closing costs	148	573	367	798
Legal settlement	—	—	—	—
Non-cash compensation expense	930	562	1,859	1,125
Sales tax liability	(414)	—	(277)	—

Adjusted EBITDA	$54,977	$52,821	$120,118	$116,420

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk since December 31, 2010. For information on our exposure to market risk, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Registration Statement on Form S-4 filed with the SEC on June 24, 2011, as well as our condensed consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed by the Company in the reports we file or subject under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The description of our material pending legal proceedings is set forth in Note 9—Commitments and Contingencies to our condensed consolidated financial statements included in Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

In connection with information set forth in this quarterly report on Form 10-Q, the factors discussed under “Risk Factors” in our Form S-4 filed with the SEC on June 24, 2011, should be considered. These risks could materially and adversely affect our business, financial condition, and results of operations. There have been no material changes to the factors discussed in our Registration Statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #	Description of Document

3.1.1	Amended and Restated Certificate of Incorporation of Ugly Duckling Corporation (former name of DriveTime Automotive Group, Inc.) (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.2.1	Articles of Incorporation of DriveTime Acceptance Corporation (former name of DT Acceptance Corporation) (incorporated by reference to Exhibit 3.1.2.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.2.2	Articles of Amendment to the Articles of Incorporation of DriveTime Acceptance Corporation (former name of DT Acceptance Corporation) (incorporated by reference to Exhibit 3.1.2.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.3	DriveTime Car Sales Company, LLC (incorporated by reference to Exhibit 3.1.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.4	DriveTime Sales and Finance Company, LLC (incorporated by reference to Exhibit 3.1.4 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.5	DT Credit Company, LLC (incorporated by reference to Exhibit 3.1.5 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.6	DT Jet Leasing, LLC (incorporated by reference to Exhibit 3.1.6 to our Registration Statement on Form S- 4/A filed on October 19, 2010)

3.1.7	Approval Services Company, LLC (incorporated by reference to Exhibit 3.1.7 to our Registration Statement on Form S-4/A filed on November 18, 2010)

3.2.1	By-laws of Ugly Duckling Corporation (former name of DriveTime Automotive Group, Inc.) (incorporated by reference to Exhibit 3.2.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.2	Bylaws of DriveTime Acceptance Corporation (former name of DT Acceptance Corporation) (incorporated by reference to Exhibit 3.2.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.3	DriveTime Car Sales Company, LLC (incorporated by reference to Exhibit 3.2.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.4	DriveTime Sales and Finance Company, LLC (incorporated by reference to Exhibit 3.2.4 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.5	DT Credit Company, LLC (incorporated by reference to Exhibit 3.2.5 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.6	DT Jet Leasing, LLC (incorporated by reference to Exhibit 3.2.6 to our Registration Statement on Form S- 4/A filed on October 19, 2010)

3.2.7	Approval Services Company, LLC (incorporated by reference to Exhibit 3.2.7 to our Registration Statement on Form S-4/A filed on November 18, 2010)

4.1.1	Indenture governing 12.625% Senior Secured Notes due 2017, including the form of 12.625% Senior Secured Notes due 2017, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC and Wells Fargo Bank, National Association, dated as of June 4, 2010 (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

Exhibit #	Description of Document

4.1.2	First Supplemental Indenture governing 12.625% Senior Secured Notes due 2017, dated as of September 20, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Approval Services Company, LLC and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.1.3	Security Agreement dated as of June 4, 2010, among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association, as collateral agent. (incorporated by reference to Exhibit 4.1.3 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.1.4	Pledge Agreement dated as of June 4, 2010, between DT Acceptance Corporation and Wells Fargo Bank, National Association, as collateral agent. (incorporated by reference to Exhibit 4.1.4 to our Registration Statement on Form S-4/A filed on February 2, 2011)†

4.1.5	Pledge Letter dated as of August 2, 2010, amending the Pledge Agreement dated as of June 4, 2010. (incorporated by reference to Exhibit 4.1.5 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.1.6	Intercreditor Agreement, dated as of June 4, 2010, among Santander Consumer USA Inc. and Manheim Automotive Financial Services, Inc. as First Priority Creditors, Wells Fargo Bank, National Association, as Collateral Agent and Second Priority Representative for the Second Priority Secured Parties (as defined therein), and as Trustee for the Holders (as defined therein), DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, and DT Acceptance Corporation, and each of the other Loan Parties party thereto. (incorporated by reference to Exhibit 4.1.6 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.2.1	Registration Rights Agreement, dated June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Jefferies & Company, Inc., RBS Securities Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

**	Furnished herewith.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with an order granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRIVETIME AUTOMOTIVE GROUP, INC.

Date: August 15, 2011	By:	/s/ Mark G. Sauder
Name: Mark G. Sauder
Title: Chief Financial Officer & Executive VP

DT ACCEPTANCE CORPORATION

Date: August 15, 2011	By:	/s/ Mark G. Sauder
Name: Mark G. Sauder
Title: Chief Financial Officer & Executive VP