Form 10-Q
period 2011-09-30
DRIVETIME AUTOMOTIVE GROUP INC; DT Acceptance Corp
filed 2011-11-14
CIK 1012704, 1493927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The total number of shares of common stock outstanding as of November 14, 2011, was 101.7696 for each of DriveTime Automotive Group, Inc. and DT Acceptance Corp.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(In Thousands)
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$23,263	$23,677
Restricted Cash and Investments Held in Trust	90,907	81,891
Finance Receivables	1,540,304	1,408,741
Allowance for Credit Losses	(228,517)	(208,000)

Finance Receivables, Net	1,311,787	1,200,741
Inventory	154,115	145,961
Property and Equipment, Net	83,676	61,630
Other Assets	54,242	54,254

Total Assets	$1,717,990	$1,568,154

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$16,326	$5,896
Accrued Expenses and Other Liabilities	94,109	70,925
Accrued Expenses—Related Party	882	2,359
Portfolio Term Financings	632,327	414,033
Portfolio Warehouse Facilities	261,207	403,007
Senior Secured Notes Payable	197,998	149,360
Senior Secured Notes Payable—Related Party	—	48,469
Other Secured Notes Payable	54,935	55,338

Total Liabilities	1,257,784	1,149,387

Shareholders’ Equity—DTAG:
Common Stock	—	—
Paid-in Capital	146,105	144,942
Retained Earnings/ (Deficit)	9,688	(2,383)

Total Shareholders’ Equity—DTAG	155,793	142,559
Noncontrolling Interest—DTAC	304,413	276,208

Total Equity	460,206	418,767

Total Liabilities & Shareholders’ Equity	$1,717,990	$1,568,154

See accompanying notes to Condensed Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
Revenue:
Sales of Used Vehicles	$213,766	$195,263	$682,247	$608,185
Interest Income	72,246	68,060	212,028	197,923

Total Revenue	286,012	263,323	894,275	806,108

Costs and Expenses:
Cost of Used Vehicles Sold	143,523	124,368	441,060	381,077
Provision for Credit Losses	61,951	44,189	154,977	125,678
Portfolio Debt Interest Expense	10,038	17,167	32,847	56,200
Non-Portfolio Debt Interest Expense	645	928	2,016	3,995
Non-Portfolio Debt Interest Expense—Related Party	—	—	—	10,176
Senior Secured Notes Interest Expense	6,583	4,872	17,268	6,486
Senior Secured Notes Interest Expense—Related Party	—	1,660	2,680	2,010
Selling and Marketing	5,742	4,552	19,132	13,088
General and Administrative	39,302	37,875	118,576	113,187
General and Administrative—Related Party	1,493	2,246	8,358	8,487
Depreciation Expense	4,298	3,563	11,477	10,416
Loss on Extinguishment of Debt, net	—	3,418	—	3,418

Total Costs and Expenses	273,575	244,838	808,391	734,218

Income before Income Taxes	12,437	18,485	85,884	71,890
Income Tax Expense (Benefit)	61	(747)	910	53

Net Income	$12,376	$19,232	$84,974	$71,837

Net loss attributable to noncontrolling interest- DTAC	(41,559)	(40,489)	(101,063)	(87,042)
Net Income attributable to DTAG	53,935	59,721	186,037	158,879

Net Income	$12,376	$19,232	$84,974	$71,837

See accompanying notes to Condensed Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$84,974	$71,837
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	154,977	125,678
Depreciation Expense	11,477	10,416
Amortization of Debt Issuance Costs and Debt Premium and Discount	9,351	14,193
Non-Cash Compensation Expense—Related Party	2,324	1,125
(Gain) Loss from Disposal of Property and Equipment	(22)	221
Originations of Finance Receivables	(672,965)	(595,871)
Collections and Recoveries on Finance Receivable Principal Balances	408,768	369,399
Change in Accrued Interest Receivable and Loan Origination Costs	(1,841)	(989)
(Increase) Decrease in Inventory	(8,154)	10,700
(Increase) Decrease in Other Assets	(3,460)	(5,986)
Increase in Accounts Payable, Accrued Expenses and Other Liabilities	33,614	35,743
Decrease in Accrued Expenses—Related Party	(1,477)	(146)

Net Cash Provided By Operating Activities	17,566	36,320

Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	363	326
Purchase of Property and Equipment	(33,864)	(12,342)

Net Cash Used in Investing Activities	(33,501)	(12,016)

Cash Flows from Financing Activities:
Increase (Decrease) in Restricted Cash	16,701	(25,420)
Deposits into Investments Held in Trust	(8,699)	(4,500)
Collections, Buybacks and Change in Investments Held in Trust	(17,018)	20,015
Additions to Portfolio Term Financings	461,061	394,807
Repayment of Portfolio Term Financings	(242,591)	(715,039)
Additions to Portfolio Warehouse Facilities	692,800	696,300
Repayment of Portfolio Warehouse Facilities	(834,600)	(475,249)
Additions to Other Secured Notes Payable	—	2,776
Repayment of Other Secured Notes Payable	(403)	(22,584)
Additions to Senior Secured Notes Payable	—	161,109
Payment of Debt Issuance Costs	(5,871)	(21,608)
Dividend Distributions	(45,859)	(34,710)

Net Cash Provided by/ (Used in) Financing Activities	15,521	(24,103)

Net (Decrease) Increase in Cash and Cash Equivalents	(414)	201
Cash and Cash Equivalents at Beginning of Period	23,677	21,526

Cash and Cash Equivalents at End of Period	$23,263	$21,727

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows- (Continued)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
	(Unaudited)
Supplemental Statement of Cash Flows Information:
Interest Paid	$46,274	$60,132

Interest Paid—Related Party	$2,680	$12,128

Income Taxes Paid	$1,234	$987

Supplemental Statement of Non-Cash Investing and Financing Activities:
Purchase of Property and Equipment Under Capital Lease	$—	$3,755

Disposal of Fully Depreciated Property & Equipment	$1,441	$4,352

Exchange of Other Secured Notes Payable to Equity—Related Party	$—	$60,088

Exchange of Subordinated Notes Payable to Equity—Related Party	$—	$40,000

Exchange of Other Secured Notes Payable—Related Party to Senior Secured Notes Payable	$—	$2,000

Exchange of Subordinated Notes Payable—Related Party to Senior Secured Notes Payable	$—	$35,000

Gain (Loss) on Extinguishment of Debt, Net	$—	$(3,418)

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

Ownership

DTAG, a Delaware corporation, was incorporated in April 1996. In January 2004, DTAG elected S-corporation status for income tax purposes. In February 2003, the shareholders of DTAG formed DT Acceptance Corporation (“DTAC”) which is also an S-corporation for income tax purposes. As of September 30, 2011, and December 31, 2010, the shareholders of DTAG and DTAC were Ernest C. Garcia II (Chairman) and the Garcia Family Trusts (collectively, herein also referred to as “Principal Shareholder” or “Mr. Garcia”) owning 98.3% of each of DTAG and DTAC, and Raymond C. Fidel (President and CEO) owning 1.7% of each of DTAG and DTAC. DTAG and DTAC are sister companies, generally with DTAG directing our sales operations and DTAC directing our financing operations.

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

Since DTAG and DTAC are consolidated for financial reporting purposes, we are required to separately present the non-controlling equity interest of the VIE (DTAC) on the condensed consolidated balance sheets and condensed consolidated statements of operations for all periods presented. The non-controlling interest is DTAC’s GAAP equity and income for the periods presented and there are no third- party competing interests in DTAC. For the amounts of assets, liabilities, revenue, and income of DTAC consolidated into DTAG at September 30, 2011, see Note 13—Supplemental Consolidating Financial Information.

Also included in the consolidated financial statements are wholly-owned special purpose subsidiaries of DTAC, which are all “bankruptcy remote subsidiaries” formed in conjunction with our securitizations, warehouse facilities and pooled auto loan program financing transactions. We have determined that these special purpose subsidiaries are variable interest entities and that DTAC is the primary beneficiary of those trusts; therefore, DTAC consolidates the trusts. As a result, loans included in the securitization transactions are recorded as finance receivables and the asset-backed securities that are issued by the trusts are recorded as a component of portfolio term financings in the accompanying consolidated balance sheets.

All intercompany accounts and transactions between DTAG and DTAC have been eliminated in consolidation for all periods presented and, although not material, certain prior period amounts have been reclassified to be consistent with the current period financial statement presentation.

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year-ended December 31, 2010, included in our Registration Statement on Form S-4, filed with the Securities and Exchange Commission (“SEC”) on June 24, 2011.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities. Certain accounting estimates involve significant judgments, assumptions, and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of income and expenses during the reporting period which management considers to be critical accounting estimates. The judgments, assumptions, and estimates used by management are based on historical experience, management’s experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Significant items subject to estimates and assumptions include the allowance for credit losses, inventory valuation, fair value measurements, certain legal reserves, our reserve for sales returns and allowances, our recovery receivables, and our warranty accrual. Actual results could differ from these estimates.

(2)	Restricted Cash and Investments Held in Trust

The following is a summary of restricted cash and investments held in trust:

	September 30, 2011	December 31, 2010
	(In thousands)
Restricted cash	$39,409	$56,110
Investments Held in Trust	51,498	25,781

	$90,907	$81,891

Restricted Cash

Restricted cash consists of collections related to loans held in securitization trusts, loans pledged to our portfolio warehouse facilities, and loans included in Pooled Auto Loan Program (PALP) transactions, which have been collected from customers, but have not yet been submitted to the lenders or trustees.

Investments Held in Trust

We maintain cash reserve accounts on behalf of Asset-Backed Security investors in our securitizations and certain PALP transactions as a form of credit enhancement. At the time loans are transferred to a trust, a portion of the proceeds from sales of notes are deposited into a reserve account that is pledged to the trusts. We may be required to make additional deposits to reserve accounts from collections on the loans to fund the reserve account to the required target percentage. Investments held in trust also include collections related to loans held in securitization trusts and loans included in other term financing transactions, which have been collected from customers, and submitted to the trustee, but have not yet been paid to the lenders, as appropriate. Balances in the reserve accounts (which are a component of investments held in trust) totaled $15.5 million at September 30, 2011, and $7.1 million at December 31, 2010.

(3)	Finance Receivables and Credit Quality

The following is a summary of finance receivables:

	September 30, 2011	December 31, 2010
	(In thousands)
Principal Balances	$1,510,815	$1,381,092
Accrued Interest	13,099	12,156
Loan Origination Costs	16,390	15,493

Finance Receivables	$1,540,304	$1,408,741

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

Finance receivables pledged as collateral associated with liabilities in our warehouse facilities, asset-backed securitizations, and other term financings, are provided in Note 5—Debt Obligations. We do not place loans on nonaccrual status, nor do we classify loans as impaired, since accounts are charged-off when they become contractually 91 days past due. We do not have loans that meet the definition of troubled debt restructurings; therefore, those disclosures are omitted. During the three and nine months ended September 30, 2011, and the year ended December 31, 2010, we did not purchase or sell finance receivables, other than through securitization transactions which are consolidated on our balance sheet.

Credit quality information for our finance receivables portfolio is provided as of the dates indicated below:

Age Analysis of Past Due Finance Receivables

	September 30, 2011		December 31, 2010		September 30, 2010
	($ in thousands)

	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal
Days Delinquent:
Current	58.1%	$877,783	54.2%	$748,828	56.7%	$799,101

01-30 Days	32.5%	491,015	36.7%	506,585	35.4%	498,910
31-60 Days	6.2%	93,671	6.3%	86,456	5.1%	71,877
61-90 Days	3.2%	48,346	2.8%	39,223	2.8%	39,462

Total Past Due	41.9%	633,032	45.8%	632,264	43.3%	610,249

Total Finance Receivables	100.0%	$1,510,815	100.0%	$1,381,092	100.0%	$1,409,350

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

Credit Quality Indicators

Our proprietary credit grading system segments our customers into eight distinct credit grades. These credit grades range from A+ to D-, with A+ being the lowest risk credit grade and a D- being the highest risk credit grade. Generally, the lower the risk grade, the lower the loss rate. A summary of our portfolio by our internally assigned credit risk ratings at September 30, 2011, and December 31, 2010, is as follows:

At September 30, 2011

Grade	Average FICO Score	Percentage of Portfolio Units	Total Units	Percentage of Portfolio Principal	Total Portfolio Principal
					($ in thousands)
A+	557	10.2%	14,444	10.5%	$158,636
A	538	17.9%	25,350	18.4%	277,990
B	516	36.6%	51,861	38.1%	575,621
C	500	28.5%	40,526	27.5%	415,474
C-	485	5.0%	7,096	4.1%	61,943
D+/D/D-	478	1.8%	2,541	1.4%	21,151
		100.0%	141,818	100.0%	$1,510,815

At December 31, 2010

Grade	Average FICO Score	Percentage of Portfolio Units	Total Units	Percentage of Portfolio Principal	Total Portfolio Principal
					($ in thousands)
A+	560	9.9%	13,307	10.1%	$138,903
A	537	17.4%	23,382	18.0%	247,937
B	516	35.9%	48,270	37.7%	521,331
C	499	29.1%	39,056	28.2%	388,979
C-	482	5.8%	7,801	4.5%	62,539
D+/D/D-	461	1.9%	2,448	1.5%	21,403
		100.0%	134,264	100.0%	$1,381,092

Concentration of Credit Risk

As of September 30, 2011, and December 31, 2010, our portfolio concentration by state was as follows:

At September 30, 2011			At December 31, 2010
	($ In thousands)			($ In thousands)
State	Loan Principal	% of Portfolio	State	Loan Principal	% of Portfolio
Texas	$380,868	25.2%	Texas	$379,396	27.5%
Florida	257,755	17.1%	Florida	249,514	18.1%
North Carolina	160,779	10.7%	North Carolina	146,086	10.6%
Arizona	112,841	7.5%	Georgia	110,303	8.0%
Virginia	112,451	7.4%	Virginia	109,818	8.0%
Georgia	110,739	7.3%	Arizona	109,108	7.9%
California	76,108	5.0%	California	77,403	5.6%
Nevada	67,572	4.5%	Nevada	64,302	4.6%
New Mexico	57,246	3.8%	New Mexico	58,029	4.2%
Colorado	43,052	2.8%	Colorado	40,571	2.9%
South Carolina	39,068	2.6%	South Carolina	13,553	1.0%
Tennessee	37,618	2.5%	Tennessee	10,492	0.8%
Oklahoma	26,231	1.7%	Oklahoma	10,171	0.6%
Alabama	19,215	1.3%	Alabama	2,346	0.2%

Indiana	5,526	0.4%		$1,381,092	100.0%

Mississippi	3,746	0.2%

	$1,510,815	100.0%

(4)	Allowance for Credit Losses

The following table sets forth the rollforward of the allowance for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Allowance Activity:
Balance, beginning of period	$222,750	$222,000	$208,000	$218,259
Provision for credit losses	61,951	44,189	154,977	125,678
Net charge-offs	(56,184)	(51,589)	(134,460)	(129,337)

Balance, end of period	$228,517	$214,600	$228,517	$214,600

Allowance as a % of ending principal	15.1%	15.2%	15.1%	15.2%
Charge off Activity:
Principal balances	$(96,467)	$(83,559)	$(235,678)	$(216,022)
Recoveries, net	40,283	31,970	101,218	86,685

Net charge-offs	$(56,184)	$(51,589)	$(134,460)	$(129,337)

(5)	Debt Obligations

Portfolio Term Financings

The following is a summary of portfolio term financings:

	September 30, 2011	December 31, 2010
	(In thousands)
Securitization Debt:
Asset-backed security obligations issued pursuant to the Company’s securitizations	$527,486	$303,902
Portfolio Term Residual Financing:
Fixed rate financing facility secured by residual interests in finance receivables of warehouse facilities and securitizations	100,000	100,000
Pooled Auto Loan Program Financings:
Fixed rate secured financing transactions for our finance receivable portfolio	4,841	10,131

Total Portfolio Term Financings	$632,327	$414,033

Securitization debt

We sell loans originated at our dealerships to our bankruptcy-remote securitization subsidiaries, which, in turn, transfer the loans to separate trusts that issue notes and certificates collateralized by these loans. The notes (asset-backed securities) are sold to investors, and we retain the residual certificates. We continue to service all securitized loans.

Asset-backed securities outstanding are secured by underlying pools of finance receivables and investments held in trust of $737.7 million and $446.4 million at September 30, 2011, and December 31, 2010, respectively. Asset-backed securities outstanding have interest payable monthly at fixed rates ranging from 2.85% to 5.49% at September 30, 2011, and 3.70% to 5.40% at December 31, 2010. These rates represent the current duration weighted average rates of the outstanding tranches of asset-backed securities. Credit enhancement for the asset-backed securities consists of a reserve account, over collateralization, and subordination of the certain classes of notes in each trust to more senior classes of notes in such trust. Over collateralization represents finance receivable principal balance in excess of the face value of asset-backed securities issued. Cash reserves are funded with proceeds from the sale of asset-backed securities and through cash collections. At September 30, 2011, our 2011-2, 2011-1, 2010-1, and our 2009-1 securitization trusts comprise the outstanding balance depicted above.

Individual securitization trusts are not cross-collateralized or cross-defaulted. Additionally, we have the option to purchase the remaining loans in a trust when the remaining principal balances of the loans reach a specified percentage (generally 10%) of their original principal balance. At September 30, 2011, and December 31, 2010, all securitization trusts were in compliance with their covenants.

Portfolio term residual financing

As of September 30, 2011, we had a term residual facility with Santander Consumer USA Inc. (“Santander”), secured primarily by residual interests in our warehouse facilities. This facility allows for maximum borrowings of $100.0 million at an advance rate of 75% on the receivables pledged to the facility, and has a maturity of September 2013. Interest is fixed at 8.62%. At September 30, 2011, we were in compliance with all financial covenants of this facility.

Pooled auto loan program financings (“PALP”)

PALP financings are secured by underlying pools of finance receivables and in certain cases a cash reserve account. At September 30, 2011, interest rates on our outstanding PALP facilities are at a fixed rate of 8.0%. At September 30, 2011, and December 31, 2010, the aggregate amount of finance receivables and cash reserve accounts securing these financings were $6.8 million and $13.6 million, respectively. In certain cases there may be a cash reserve/holdback which is netted against the debt amount to arrive at the net advance rate. At September 30, 2011, we were in compliance with all financial covenants of the PALP financings.

Portfolio warehouse facilities

The following is a summary of portfolio warehouse facilities:

	September 30, 2011	December 31, 2010
	(In thousands)
Portfolio Warehouse Facilities:
Warehouse Facility I (1)	$96,715	$141,715
Warehouse Facility II (1)	—	100,000
Warehouse Facility III (1)	82,392	117,392
Warehouse Facility IV (1)	82,100	43,900

Total Portfolio Warehouse Facilities	$261,207	$403,007

(1)-	Secured by certain finance receivables of the Company

Warehouse Facility I

As of September 30, 2011, this facility with Deutsche Bank AG, New York Branch (“Deutsche Bank”), has a maximum capacity of $150.0 million, maturity date of December 2011, and carries an advance rate on the receivables pledged to the facility of 58%. The amounts outstanding at September 30, 2011, are secured by finance receivable principal balances of $186.5 million and bear interest based on the lender’s cost of funds thereunder plus 3.25%, equating to 3.57%. As of December 31, 2010, the amount outstanding was secured by finance receivable principal balances of $266.1 million and interest was based on the lender’s cost of funds plus 4.25% equating to 4.56% at December 31, 2010. This facility also has a term-out feature resulting in a final maturity of December 2012. At September 30, 2011, we were in compliance with all financial covenants of this facility. We intend to renew this facility upon expiration.

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

Warehouse Facility III

As of September 30, 2011, this facility with UBS Real Estate Securities Inc. (“UBS”) has a capacity of $125.0 million, is secured by finance receivables of $167.3 million, and carries an advance rate on the receivables pledged to the facility of 60%. The amounts outstanding under the facility bear interest at LIBOR plus 1.90%, equating to 2.13% at September 30, 2011. As of December 31, 2010, this facility was secured by finance receivables of $255.5 million, with interest at LIBOR plus 2.50%, equating to 2.76%. The agreement provides for funding through August 2012 with a term-out feature resulting in a final maturity of August 2013. At September 30, 2011, we were in compliance with all financial covenants of this facility.

Warehouse Facility IV

As of September 30, 2011, this facility with The Royal Bank of Scotland (plc) (“RBS”) has a capacity of $125.0 million, is secured by finance receivables of $159.3 million, and carries an advance rate on the receivables pledged to the facility of 53%. The amounts outstanding under the facility bear interest at the lender’s cost of funds thereunder plus 1.50%, equating to 1.81% at September 30, 2011. As of December 31, 2010, this facility was secured primarily by finance receivables of $87.6 million with interest at the lender’s cost of funds thereunder plus 2.50%, equating to 2.81%. The agreement provides for funding through May

2012, with a term-out feature resulting in a final maturity of May 2013. At September 30, 2011, we were in compliance with all financial covenants of this facility.

Senior secured notes payable

A summary of senior secured notes payable follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Senior Secured Notes Payable, net—interest at 12.625% per annum	$197,998	$149,360
Senior Secured Notes Payable, net—Related Party	—	48,469

Total Senior Secured Notes Payable	$197,998	$197,829

In June 2010, we issued $200.0 million of 12.625% senior secured notes due 2017 (“Senior Secured Notes”). The Senior Secured Notes were issued with an original issuance price of 98.854%, resulting in an effective yield of 12.875%. Interest on the Senior Secured Notes is payable semi-annually in arrears on each June 15th and December 15th. As of December 31, 2010, an aggregate of $49.0 million of these notes was held by Mr. Fidel and Verde Investments, Inc., a company owned by Mr. Garcia (“Verde”). In June 2011, the notes held by Verde and Mr. Fidel were sold on the open market. As a result, at September 30, 2011, none of the Senior Secured Notes were held by a related party. At both September 30, 2011 and December 31, 2010, the Senior Secured Notes are shown net of unamortized discount of $2.0 million and $2.2 million, respectively.

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

Maintenance covenants

We are required to comply with certain maintenance covenants relating to minimum net worth and minimum collateral coverage. As of September 30, 2011, we are in compliance with such covenants.

Other secured notes payable

A summary of other secured notes payable follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Revolving Inventory Facility, secured by the Company’s vehicle inventory	$40,000	$40,000
Mortgage Note Payable Bearing Interest at 5.87%, secured by real property	12,713	12,859
Equipment Note Payable, secured by an aircraft	2,222	2,479

Total Other Secured Notes Payable	$54,935	$55,338

Revolving inventory facility

As of September 30, 2011, our revolving inventory facility with Santander and Manheim Automotive Financial Services, Inc. has a maximum capacity of $50.0 million, an interest rate of LIBOR plus 3.0% (equating to 3.19%), is secured by $152.0 million of vehicle inventory, and matured October 2011. At December 31, 2010, our revolving inventory facility bore interest at LIBOR plus 3.0% (3.26% at December 31, 2010) and was secured by $145.2 million of vehicle inventory. At September 30, 2011, we were in compliance with all financial covenants of this facility. See Note 11 – Subsequent Events for information regarding terms of a new inventory facility executed in November 2011.

Mortgage note payable

Our mortgage note payable is secured by our operations call center building in Mesa, Arizona (a commercial property). Terms of the note agreement provide for monthly principal and interest payments with a balloon payment due in March 2017. At September 30, 2011, we were in compliance with all financial covenants of this loan.

Equipment note payable

In April 2010 we entered into a three-year term loan with an original principal amount of $2.7 million bearing interest at the Prime rate plus 1.5% (4.75% at September 30, 2011). Terms of the note agreement provide for monthly principal and interest payments with a balloon payment due in April 2013. At September 30, 2011, we were in compliance with all financial covenants of this loan.

(6)	Related Party Transactions

During the three and nine months ended September 30, 2011 and 2010, we recorded related party operating expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
General & Administrative Expenses—Related Party
Property Lease Expense	$640	$1,102	$2,835	$3,373
Store Closing Costs	(658)	254	(133)	1,144
Non-Cash Compensation Expense	465	—	2,325	1,125
Aircraft operating and lease expense	1,020	873	2,953	2,643
Salaries & Wages, General & Administrative, and Other Expenses	104	122	614	517
Reimbursement of General & Administrative Expenses	(78)	(105)	(236)	(315)

Total General & Administrative Expenses—Related Party	$1,493	$2,246	$8,358	$8,487

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

Property lease expense

For the three months and nine months ended September 30, 2011 and 2010, we leased an average of 15 vehicle sales facilities. We also leased three reconditioning centers, our former loan servicing center (which is currently being partially subleased to third-party tenants), and our corporate office from Verde and another affiliate of Mr. Garcia (the Garcia Family Limited Liability Partnership, LLP). At September 30, 2011, four of these facilities are closed locations. For the three and nine months ended September 30, 2011 and 2010, we also leased one vehicle sales facility and a reconditioning center, which were both closed locations, from a director of DTAC, Steven Johnson, who is also Mr. Garcia’s brother-in-law. As of September 30, 2011 we had terminated both leases with Steven Johnson. We also leased one vehicle sales facility from the brother of Mr. Fidel, our President and CEO, during the three and nine months ended September 30, 2011 and 2010. At September 30, 2011, the maturity of all of these related party leases range from 2012 to 2023.

Store closing costs on related party leases

As of September 30, 2011, we remain obligated for related-party leases on two closed dealership facilities, one closed reconditioning center, and one closed operations facility. As of December 31, 2010, we were obligated for related-party leases on three closed dealership facilities, two closed reconditioning center, and one closed operations facility. At the time a property is closed, we book a liability under ASC 420, —Exit or Disposal Activities (ASC 420). If the lease is terminated prior to expiration, this liability is reversed resulting in negative expense to the store closing cost line item. During the three months ended September 30, 2011, we terminated leases on three related party locations, which resulted in a credit to store closing costs of $1.1 million. Store closing costs represent ongoing costs related to these closed property leases plus property taxes less any benefit from early termination of leases. Store closing costs are reflected in our general and administrative expenses—related party.

As of September 30, 2011, and December 31, 2010, the amount of accrued rent expense relating to leased properties on closed facilities is $0.9 million and $2.1 million, respectively.

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

Reimbursement of general and administrative expenses

For each of the periods presented, we received reimbursement of certain general and administrative expenses incurred by us on Verde’s behalf.

During the three and nine months ended September 30, 2011 and 2010, we recorded related party interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Non-Portfolio Debt Interest Expense—Related Party
Junior Secured Notes:
Tranche A—Related Party: CEO	$—	$—	$—	$185
Tranche A—Related Party: Verde	—	—	—	3,374
Tranche B—Related Party: Verde	—	—	—	2,754
$75.0 million Subordinated Notes Payable	—	—	—	3,863

Total Non-Portfolio Debt Interest Expense—Related Party	$—	$—	$—	$10,176

Senior Secured Notes Interest Expense—Related Party
$45.0 million Senior Secured Notes Payable—Verde	$—	$1,515	$2,460	$1,846
$4.0 million Senior Secured Notes Payable—CEO	—	145	220	164

Total Senior Secured Notes Interest Expense—Related Party	$—	$1,660	$2,680	$2,010

During the three and nine months ended September 30, 2011, we recorded related party interest expense of $0.0 and $2.7 million, respectively, associated with our June 2010 issuance of $200.0 million of Senior Secured Notes, an aggregate of $49.0 million which was held by Verde and Mr. Fidel. Verde and Mr. Fidel sold all $49.0 million aggregate principal amount of Senior Secured Notes to a third party on June 6, 2011, eliminating any related party Senior Secured Notes Payable. Interest expense for the nine months ended September 30, 2011 represents interest paid to Verde and Mr. Fidel as the holders of record through June 1, 2011, prior to the sale of the notes.

During the nine months ended September 30, 2010, we recorded related party interest expense associated with the then outstanding related party junior secured notes payable and subordinated notes payable. We did not record related party interest expense associated with these notes during the three months ended September 30, 2011, since these notes were either exchanged for Senior Secured Notes or contributed to equity, in conjunction with our Senior Secured Notes offering in June 2010.

(7)	Income Taxes

The consolidated financial statements consist of DTAG (S-corporation status elected in 2004) and DTAC (an S-corporation since inception). Since DTAC and DTAG are flow-through entities for federal income tax purposes, there is no federal income tax expense related to the income of DTAC and DTAG, other than for one of DTAG’s wholly-owned subsidiaries, which is a C-corporation. The taxable income flows through to our shareholders who are responsible for paying the associated taxes. Although most states follow the federal recognition of S-corporation status, some states do impose an entity level tax on that income; therefore, the tax expense is adjusted accordingly. Income tax liability was $0.0 million and $0.3 million as of September 30, 2011, and December 31, 2010, respectively.

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

During the nine months ended September 30, 2011, we paid $45.9 million in dividends related to first and second quarter 2011 income. We did not have any approved but unpaid dividends at September 30, 2011. However, we had approximately $6.0 million of dividends available to be distributed from third quarter 2011 earnings. Refer to Note 11—Subsequent Events for further information.

For the three and nine month periods ended September 30, 2011, we recorded $0.5 million and $2.3 million, respectively, in restricted stock compensation expense associated with the December 2010 Restricted Stock Agreements between Mr. Fidel and each of DTAG and DTAC. The stock compensation expense presented in Note 6—Related Party Transactions, for the nine months ended September 30, 2010, relates to an employment agreement between Mr. Fidel and Mr. Garcia, which expired in June 2010.

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

The limited warranty accrual is recorded as a component of accrued expenses and other liabilities on the accompanying consolidated balance sheets for each period presented. The following table reflects activity in the warranty accrual for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Balance, Beginning of Period	$25,184	$7,860	$17,936	$920
Warranty Expense	5,952	7,379	19,231	17,208
Warranty Claims Paid	(4,116)	(1,834)	(10,147)	(4,723)

Balance, End of Period	$27,020	$13,405	$27,020	$13,405

Lease commitments

We previously closed dealerships and reconditioning centers and incurred store closing costs and recorded lease termination liabilities in accordance with ASC 420. At September 30, 2011, approximately $1.5 million remains in accrued expenses and other liabilities on the accompanying consolidated balance sheet for these lease obligations. At September 30, 2011, the expiration of these leases range from 2011 to 2018.

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

Additionally, in the ordinary course of business, we are a defendant in various other types of legal proceedings. Although we cannot determine at this time the amount of the ultimate exposure from these lawsuits, if any, based on the advice of counsel, management does not expect the final outcome to have a material adverse effect on us.

(10)	Fair Value of Financial Instruments

GAAP requires that we disclose estimated fair values for our financial instruments. Fair values are based on estimates using quoted market prices, discounted cash flows, or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. Accordingly, the aggregate fair value amounts presented do not represent our underlying institutional value.

Limitations

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with ultimate precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of each balance sheet date presented, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

The following is a summary of the carrying value and fair value of our financial instruments for each period presented:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Finance Receivables, net (1)	$1,298,970	$1,317,317	$1,187,543	$1,251,004
Securitization Debt	527,486	532,747	303,902	315,434
Portfolio Term Residual Financing	100,000	100,000	100,000	101,000
Pooled Auto Loan Program Financings	4,841	5,000	10,131	10,400
Portfolio Warehouse Facilities	261,207	261,207	403,007	403,007
Senior Secured Notes Payable	197,998	211,998	197,829	211,829
Revolving Inventory Facility	40,000	40,300	40,000	40,300
Mortgage Note Payable	12,713	11,700	12,859	10,500
Equipment Note Payable	2,222	2,200	2,479	2,500

(1)	Represents finance receivable principal balances, plus accrued interest, less the allowance for credit losses.

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

Portfolio warehouse facilities

The portfolio warehouse facilities are short term in nature and the interest rates adjust in conjunction with the lender’s cost of funds or 30-day LIBOR. Warehouse Facility I was amended in July 2010 to reduce its capacity from $250.0 million to $150.0 million and we extended the maturity from December 2010 to December 2011, with no change in interest rate. Warehouse Facility II was terminated in May 2011. Warehouse Facility III was renewed in April 2011, and Warehouse Facility IV was renewed in May 2011. Because these warehouse facilities were recently renewed or executed and contain a floating market rate of interest and we have the ability to pre-pay at any time, we believe the fair value of these facilities approximates carrying value at September 30, 2011, and December 31, 2010.

Pooled auto loan program financings

The fair value of PALP debt at September 30, 2011 and December 31, 2010, is based on third party discounted cash flow using market interest rates for this debt.

Portfolio term residual financing

This facility allows for maximum borrowings under a term component of $100.0 million bearing a fixed rate of interest of 8.62%. This facility was amended in September 2011; therefore the fair value of this debt approximates carrying value at September 30, 2011.

Securitization debt

The fair value of securitization debt was estimated using third party quoted market prices.

Revolving inventory facility

At September 30, 2011, and December 31, 2010, the fair value of the inventory facility was determined using third party market interest rates for similar types of facilities.

Mortgage note payable

At September 30, 2011, and December 31, 2010, the fair value of this note was determined using third-party market prices for similar commercial real estate mortgages.

Senior secured notes payable

The fair value of senior secured notes payable at September 30, 2011, and December 31, 2010, was determined using third-party quoted market prices.

Equipment note payable

At September 30, 2011, and December 31, 2010, the fair value of the equipment note payable was determined using third-party discounted cash flow using market interest rates for this debt.

(11)	Subsequent Events

On October 28, 2011, we amended and restated the existing inventory agreement with Santander and Manheim Automotive Financial Services and entered into the Fourth Amended and Restated Loan and Security Agreement, which included the addition of Wells Fargo Bank, N.A., as a lender and agent for the facility. The new facility is secured by vehicle inventory and has a base maximum capacity of $130.0 million. There is a $10.0 million seasonal increase to the base facility through the months of November to January of each year. We have an option to increase the base facility by $25.0 million subject to the approval from the lenders which would bring the total base capacity on the facility to $155.0 million. The Interest rate on the new facility is based on the Daily One Month Libor rate plus 3.5% and the facility matures on November 1, 2014.

In November 2011 we completed a securitization transaction (2011-3) by issuing $246.9 million of asset backed securities. All of the bonds, collateralized by approximately $300.0 million of finance receivables, were sold to third parties. The asset backed securities were rated by Standard and Poors (S&P) and DBRS and are structured in four tranches without external credit enhancement from a monoline insurer. The initial weighted average coupon of these four tranches was 3.97%. This transaction has been accounted for as a secured financing arrangement.

In November 2011, the board of directors approved approximately $6.0 million of dividends relating to third quarter 2011 earnings. This amount will be distributed by the end of November 2011.

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

In September 2011, the FASB issued an accounting pronouncement related to intangibles – goodwill and other (FASB ASC Topic 350), which allows for companies to consider qualitative factors of goodwill and other assets prior to assessing impairment and determining the necessity of a detailed impairment test. The provisions for this pronouncement are effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

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

The following tables present condensed consolidating balance sheets as of September 30, 2011, and December 31, 2010; and condensed consolidating statements of income and cash flows for the three and nine months ended September 30, 2011 and 2010 for (i) DTAG and DTAC, the co-issuers of the Senior Secured Notes, (ii) the separate DTAG and DTAC guarantor subsidiaries on a combined basis, (iii) the separate DTAG and DTAC non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidated amounts. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management believes that such information is not material to the senior note holders. Consolidating adjustments include elimination of investment in subsidiaries, elimination of intercompany accounts, elimination of intercompany sales between guarantor and non-guarantor subsidiaries, and elimination of equity in earnings (losses) of subsidiaries. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

Included in the column for DTAG Guarantor Subsidiaries Combined are DriveTime Sales and Finance Company, LLC and DriveTime Car Sales Company, LLC. Included in the column for DTAC Guarantor Subsidiaries Combined are DT Credit Company, LLC, and DT Jet Leasing, LLC. Included in the column for DTAG Non-Guarantor Subsidiaries Combined are all other subsidiaries that are wholly-owned by DTAG and included in the column for DTAC Non-Guarantor Subsidiaries Combined are all other subsidiaries that are wholly-owned by DTAC, that are not guarantor subsidiaries. The column for the Issuers includes the accounts for DTAG and DTAC as issuers and as parent companies for each of its respective subsidiaries.

Consolidated amounts in the Consolidating schedules are immaterially different compared to the consolidated financial statements due to rounding.

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Balance Sheet

September 30, 2011

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	Drivetime Automotive Group, Inc. and Subsidiaries

ASSETS
Cash and Cash Equivalents	$1,982	$503	$5	$—	$2,490	$6	$623	$20,144	$—	$20,773	$—	$23,263
Restricted Cash and Investments Held in Trust	—	—	—	—	—	20,870	70,037	—	—	90,907	—	90,907
Finance Receivables	—	—	—	—	—	—	—	1,540,304	—	1,540,304	—	1,540,304
Allowance for Credit Losses	—	—	—	—	—	—	—	(228,517)	—	(228,517)	—	(228,517)

Finance Receivables, Net	—	—	—	—	—	—	—	1,311,787	—	1,311,787	—	1,311,787
Inventory	154,115	—	—	—	154,115	—	—	—	—	—	—	154,115
Property and Equipment, Net	60,794	—	—	—	60,794	4,194	15,599	3,089	—	22,882	—	83,676
Investments in Subsidiaries	—	—	621,579	(621,579)	—	—	—	369,782	(369,782)	—	—	—
Other Assets	1,107,009	11,439	244,618	(729,789)	633,277	502,484	1,123,611	513,721	(1,637,870)	501,946	(1,080,981)	54,242

Total Assets	1,323,900	$11,942	$866,202	$(1,351,368)	$850,676	$527,554	$1,209,870	$2,218,523	$(2,007,652)	$1,948,295	$(1,080,981)	$1,717,990

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$16,326	$—	$—	$—	$16,326	$—	$—	$—	$—	$—	$—	$16,326
Accrued Expenses and Other Liabilities	657,817	120	611,411	(729,789)	539,559	434,651	4,025	1,815,110	(1,617,373)	636,413	(1,080,981)	94,991
Portfolio Term Financings	—	—	—	—	—	—	652,823	—	(20,496)	632,327	—	632,327
Portfolio Warehouse Facilities	—	—	—	—	—	—	261,207	—	—	261,207	—	261,207
Senior Secured Notes Payable	—	—	98,999	—	98,999	—	—	98,999	—	98,999	—	197,998
Other Secured Notes Payable	40,000	—	—	—	40,000	2,222	12,713	—	—	14,935	—	54,935

Total Liabilities	714,143	120	710,410	(729,789)	694,884	436,873	930,768	1,914,109	(1,637,869)	1,643,881	(1,080,981)	1,257,784

Shareholders’ Equity:
Total Shareholders’ Equity	609,757	11,822	155,792	(621,579)	155,792	90,681	279,102	304,414	(369,783)	304,414	—	460,206

Total Liabilities & Shareholders’ Equity	$1,323,900	$11,942	$866,202	$(1,351,368)	$850,676	$527,554	$1,209,870	$2,218,523	$(2,007,652)	$1,948,295	$(1,080,981)	$1,717,990

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

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Operations

Three Months Ended September 30, 2011

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries

Revenue:
Sales of Used Vehicles	$213,766	$—	$—	$—	$213,766	$—	$—	$—	$—	$—	$—	$213,766
Interest Income	—	—	—	—	—	—	63,603	72,550	(63,907)	72,246	—	72,246
Other Revenue	12,790	—	5,744	—	18,534	19,925	—	925	(19,925)	925	(19,459)	—
Equity in Income of Subsidiaries	—	—	51,831	(51,831)	—	—	—	46,481	(46,481)	—	—	—

Total Revenue	226,556	—	57,575	(51,831)	232,300	19,925	63,603	119,956	(130,313)	73,171	(19,459)	286,012

Costs and Expenses:
Cost of Used Vehicles Sold	143,523	—	—	—	143,523	—	—	—	—	—	—	143,523
Provision for Credit Losses	—	—	—	—	—	—	—	61,951	—	61,951	—	61,951
Portfolio Debt Interest Expense	—	—	—	—	—	—	10,038	—	—	10,038	—	10,038
Non-Portfolio Debt Interest Expense	508	—	(112)	—	396	27	498	70,331	(63,907)	6,949	(6,700)	645
Senior Secured Notes Interest Expense	—	—	3,292	—	3,292	—	—	3,291	—	3,291	—	6,583
Selling and Marketing	5,740	—	—	—	5,740	—	—	2	—	2	—	5,742
General and Administrative	21,333	(58)	629	—	21,904	14,511	11,645	25,419	(19,925)	31,650	(12,759)	40,795
Depreciation Expense	3,661	—	—	—	3,661	179	149	309	—	637	—	4,298

Total Costs and Expenses	174,765	(58)	3,809	—	178,516	14,717	23,330	161,303	(83,832)	114,518	(19,459)	273,575

Income before Income Taxes	51,791	58	53,766	(51,831)	53,784	5,208	41,273	(41,347)	(46,481)	(41,347)	—	12,437
Income Tax Expense (Benefit)	—	18	(169)	—	(151)	—	—	212	—	212	—	61

Net Income	$51,791	$40	$53,935	$(51,831)	$53,935	$5,208	$41,273	$(41,559)	$(46,481)	$(41,559)	$—	$12,376

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Operations

Three Months Ended September 30, 2010

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries

Revenue:
Sales of Used Vehicles	$195,263	$—	$—	$—	$195,263	$—	$—	$—	$—	$—	$—	$195,263
Interest Income	—	—	—	—	—	—	47,407	68,060	(47,407)	68,060	—	68,060
Other Revenue	—	—	7,177	—	7,177	17,190	—	—	(17,190)	—	(7,177)	—
Equity in Income of Subsidiaries	—	—	58,313	(58,313)	—	—	—	27,396	(27,396)	—	—	—

Total Revenue	195,263	—	65,490	(52,313)	202,440	17,190	47,407	95,456	(91,993)	68,060	(7,177)	263,323

Costs and Expenses:
Cost of Used Vehicles Sold	124,368	—	—	—	124,368	—	—	—	—	—	—	124,368
Provision for Credit Losses	—	—	—	—	—	—	—	44,189	—	44,189	—	44,189
Portfolio Debt Interest Expense	—	—	—	—	—	—	12,965	4,202	—	17,167	—	17,167
Non-Portfolio Debt Interest Expense	731	—	38	—	769	31	141	47,394	(47,407)	159	—	928
Senior Secured Notes Interest Expense	—	—	3,266	—	3,266	—	—	3,266	—	3,266	—	6,532
Selling and Marketing	4,347	—	—	—	4,347	—	—	205	—	205	—	4,552
General and Administrative	4,692	(451)	2,365	—	6,606	15,598	8,160	34,124	(17,190)	40,692	(7,177)	40,121
Depreciation Expense	2,996	—	—	—	2,996	159	147	261	—	567	—	3,563
Loss on Extinguishment of Debt, Net	—	—	—	—	—	—	—	3,418..	—	3,418	—	3,418

Total Costs and Expenses	137,134	(451)	5,669	—	142,352	15,788	21,413	137,059	(64,597)	109,663	(7,177)	244,838

Income before Income Taxes	58,129	451	59,821	(58,313)	60,088	1,402	25,994	(41,603)	(27,396)	(41,603)	—	18,485
Income Tax Expense (Benefit)	—	267	100	—	367	—	—	(1,114)	—	(1,114)	—	(747)

Net Income	$58,129	$184	$59,721	$(58,313)	$59,721	$1,402	$25,994	$(40,489)	$(27,396)	$(40,489)	$—	$19,232

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Operations

Nine Months Ended September 30, 2011

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries

Revenue:
Sales of Used Vehicles	$682,247	$—	$—	$—	$682,247	$—	$—	$—	$—	$—	$—	$682,247
Interest Income	—	—	—	—	—	—	186,339	212,941	(187,252)	212,028	—	212,028
Other Revenue	28,858	—	20,243	—	49,101	64,096	—	1,976	(64,096)	1,976	(51,077)	—
Equity in Income of Subsidiaries	—	—	182,186	(182,186)	—	—	—	137,201	(137,201)	—	—	—

Total Revenue	711,105	—	202,429	(182,186)	731,348	64,096	186,339	352,118	(388,549)	214,004	(51,077)	894,275

Costs and Expenses:
Cost of Used Vehicles Sold	441,060	—	—	—	441,060	—	—	—	—	—	—	441,060
Provision for Credit Losses	—	—	—	—	—	—	—	154,977	—	154,977	—	154,977
Portfolio Debt Interest Expense	—	—	—	—	—	—	32,745	102	—	32,847	—	32,847
Non-Portfolio Debt Interest Expense	1,516	—	(247)	—	1,269	84	1,492	209,555	(187,252)	23,879	(23,132)	2,016
Senior Secured Notes Interest Expense	—	—	9,974	—	9,974	—	—	9,974	—	9,974	—	19,948
Selling and Marketing	19,124	—	—	—	19,124	—	—	8	—	8	—	19,132
General and Administrative	58,279	(982)	6,915	—	64,212	41,430	36,503	76,830	(64,096)	90,667	(27,945)	126,934
Depreciation Expense	9,594	—	—	—	9,594	535	445	903	—	1,883	—	11,477

Total Costs and Expenses	529,573	(982)	16,642	—	545,233	42,049	71,185	452,349	(251,348)	314,235	(51,077)	808,391

Income before Income Taxes	181,532	982	185,787	(182,186)	186,115	22,047	115,154	(100,231)	(137,201)	(100,231)	—	85,884
Income Tax Expense (Benefit)	—	328	(250)	—	78	—	—	832	—	832	—	910

Net Income	$181,532	$654	$186,037	$(182,186)	$186,037	$22,047	$115,154	$(101,063)	$(137,201)	$(101,063)	$—	$84,974

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Operations

Nine Months Ended September 30, 2010

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries

Revenue:
Sales of Used Vehicles	$608,185	$—	$—	$—	$608,185	$—	$—	$—	$—	$—	$—	$608,185
Interest Income	—	—	—	—	—	—	110,500	197,923	(110,500)	197,923	—	197,923
Other Revenue	—	—	18,263	—	18,263	53,351	—	—	(53,351)	—	(18,263)	—
Equity in Income of Subsidiaries	—	—	154,673	(154,673)	—	—	—	62,932	(62,932)	—	—	—

Total Revenue	608,185	—	172,936	(154,673)	626,448	53,351	110,500	260,855	(226,783)	197,923	(18,263)	806,108

Costs and Expenses:
Cost of Used Vehicles Sold	381,077	—	—	—	381,077	—	—	—	—	—	—	381,077
Provision for Credit Losses	—	—	—	—	—	—	—	125,678	—	125,678	—	125,678
Portfolio Debt Interest Expense	—	—	—	—	—	—	30,774	25,426	—	56,200	—	56,200
Non-Portfolio Debt Interest Expense	2,455	—	2,667	—	5,122	58	367	119,124	(110,500)	9,049	—	14,171
Senior Secured Notes Interest Expense	—	—	4,248	—	4,248	—	—	4,248	—	4,248	—	8,496
Selling and Marketing	12,881	—	—	—	12,881	—	—	207	—	207	—	13,088
General and Administrative	49,384	(1,603)	6,862	—	54,643	48,176	20,507	69,962	(53,351)	85,294	(18,263)	121,674
Depreciation Expense	8,631	—	—	—	8,631	595	442	748	—	1,785	—	10,416
Loss on Extinguishment of debt, net	—	—	—	—	—	—	—	3,418	—	3,418	—	3,418

Total Costs and Expenses	454,428	(1,603)	13,777	—	466,602	48,829	52,090	348,811	(163,851)	285,879	(18,263)	734,218

Income before Income Taxes	153,757	1,603	159,159	(154,673)	159,846	4,522	58,410	(87,956)	(62,932)	(87,956)	—	71,890
Income Tax Expense (Benefit)	—	687	280	—	967	—	—	914	—	914	—	53

Net Income	$153,757	$916	$158,879	$(154,673)	$158,879	$4,522	$58,410	$(87,042)	$(62,932)	$(87,042)	$—	$71,837

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2011

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$181,532	$654	$186,037	$(182,186)	$186,037	$22,047	$115,154	$(101,063	$(137,201)	$(101,063)	$—	$84,974
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	154,977	—	154,977	—	154,977
Depreciation Expense	9,594	—	—	—	9,594	535	445	903	—	1,883	—	11,477
Amortization of Debt Issuance Costs and Debt Premium and Discount	377	—	421	—	798	—	8,132	421	—	8,553	—	9,351
Non-Cash Compensation Expense—Related Party	—	—	1,162	—	1,162	—	—	1,162	—	1,162	—	2,324
Loss (Gain) from Disposal of Property and Equipment	(16)	—	—	—	(16)	—	—	(6)	—	(6)	—	(22)
Originations of Finance Receivables	—	—	—	—	—	—	—	(672,965)	—	(672,965)	—	(672,965)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	—	408,768	—	408,768	—	408,768
Decrease in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(1,841)	—	(1,841)	—	(1,841)
(Increase) Decrease in Inventory	(8,154)	—	—	—	(8,154)	—	—	—	—	—	—	(8,154)
(Increase) Decrease in Other Assets	(604,350)	2,838	(306,817)	286,637	(621,692)	(411,529)	234,360	(413,800)	326,438	(264,531)	882,763	(3,460)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	452,604	(3,311)	119,371	(104,451)	464,213	389,478	(16,963)	778,483	(700,311)	450,687	(882,763)	32,137

Net Cash Provided By (Used In) Operating Activities	31,587	181	174	—	31,942	531	341,128	155,039	(511,074)	(14,376)	—	17,566

Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	280	—	—	—	280	63	—	20	—	83	—	363
Purchase of Property and Equipment	(33,228)	—	—	—	(33,228)	(174)	(184)	(278)	—	(636)	—	(33,864)

Net Cash Provided By (Used In) Investing Activities	(32,948)	—	—	—	(32,948)	(111)	(184)	(258)	—	(553)	—	(33,501)

Cash Flows from Financing Activities:
Increase (Decrease) in Restricted Cash	5	—	—	—	5	(93)	16,789	—	—	16,696	—	16,701
Deposits into Investments Held in Trust	—	—	—	—	—	—	(8,699)	—	—	(8,699)	—	(8,699)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	(17,018)	—	—	(17,018)	—	(17,018)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	692,800	—	—	692,800	—	692,800
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(834,600)	—	—	(834,600)	—	(834,600)
Additions to Portfolio Term Financings	—	—	—	—	—	—	461,061	—	—	461,061	—	461,061
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(242,591)	—	—	(242,591)	—	(242,591)
Additions to Other Secured Notes Payable	—	—	—	—	—	—	—	—	—	—	—	—
Repayment of Other Secured Notes Payable	—	—	—	—	—	(256)	(147)	—	—	(403)	—	(403)
Payment of Debt Issuance Costs	(250)	—	(169)	—	(419)	—	(5,283)	(169)	—	(5,452)	—	(5,871)
Dividend Distributions	—	—	—	—	—	(350)	(403,149)	(153,434)	511,074	(45,859)	—	(45,859)

Net Cash Provided By (Used In) Financing Activities	(245)	—	(169)	—	(414)	(699)	(340,837)	(153,603)	511,074	15,935	—	15,521

Net Increase (Decrease) in Cash and Cash Equivalents	(1,606)	181	5	—	(1,420)	(279)	107	1,1178	—	1,006	—	(414)
Cash and Cash Equivalents at Beginning of Period	3,588	322	—	—	3,910	285	515	18,967	—	19,767	—	23,677

Cash and Cash Equivalents at End of Period	$1,982	$503	$5	$—	$2,490	$6	$622	$20,145	$—	$20,773	$—	$23,263

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2010

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined (As Adjusted)	Non- Guarantor Subsidiaries Combined (As Adjusted)	Parent Companies Combined (As Adjusted)	Eliminations	Consolidated	Guarantor Subsidiaries Combined (As Adjusted)	Non- Guarantor Subsidiaries Combined (As Adjusted)	Parent Companies Combined (As Adjusted)	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries (As Adjusted)
Cash Flows from Operating Activities:
Net Income	$153,757	$916	$158,879	$(154,673)	$158,879	$4,522	$58,410	$(87,042)	$(62,932)	$(87,042)	$—	$71,837
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	125,678	—	125,678	—	125,678
Depreciation Expense	8,631	—	—	—	8,631	595	442	748	—	1,785	—	10,416
Amortization of Debt Issuance Costs and Debt Premium and Discount	142	—	151	—	293	—	7,941	5,959	—	13,900	—	14,193
Non-Cash Compensation Expense	—	—	562	—	562	—	—	563	—	563	—	1,125
Loss from Disposal of Property and Equipment	(130)	—	—	—	(130)	(7)	—	358	—	351	—	221
Increase in Finance Receivables	—	—	—	—	—	—	—	(595,871)	—	(595,871)	—	(595,871)
Collections and Recoveries on Finance Receivable Principal	—	—	—	—	—	—	—	369,399	—	369,399	—	369,399
Changes in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(989)	—	(989)	—	(989)
Decrease in Inventory	10,700	—	—	—	10,700	—	—	—	—	—	—	10,700
Increase in Other Assets	(155,214)	(1,834)	(552,890)	349,306	(360,632)	(232,024)	(156,256)	(720,383)	1,513,921	405,258	(50,612)	(5,986)
Increase in Accounts Payable, Accrued Expenses and Other Liabilities	14,112	910	358,815	(192,848)	180,989	214,522	(38,550)	1,339,003	(1,710,979)	(196,004)	50,612	35,597

Net Cash Provided By Operating Activities	31,998	(8)	(34,483)	1,785	(708)	(12,392)	(128,013)	437,423	(259,990)	37,028	—	36,320

Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	268	—	—	—	268	40	—	18	—	58	—	326
Purchase of Property and Equipment	(6,920)	—	—	—	(6,920)	—	—	(5,422)	—	(5,422)	—	(12,342)

Net Cash Used in Investing Activities	(6,652)	—	—	—	(6,652)	40	—	(5,404)	—	(5,364)	—	(12,016)

Cash Flows from Financing Activities:
Increase in Restricted Cash	(15,436)	—	—	—	(15,436)	9,972	(19,956)	—	—	(9,984)	—	(25,420)
Deposits into Investments Held in Trust	—	—	—	—	—	—	(4,500)	—	—	(4,500)	—	(4,500)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	20,015	—	—	20,015	—	20,015
Additions to Portfolio Term Facilities	—	—	—	—	—	—	345,483	79,820	(30,496)	394,807	—	394,807
Repayment of Portfolio Term Facilities	—	—	—	—	—	—	(129,291)	(585,748)	—	(715,039)	—	(715,039)
Additions to Portfolio Warehouse Financings	—	—	—	—	—	—	696,300	—	—	696,300	—	696,300
Repayment of Portfolio Warehouse Financings	—	—	—	—	—	—	(475,249)	—	—	(475,249)	—	(475,249)
Additions to Other Secured Notes Payable	—	—	1,785	(1,785)	—	2,700	—	76	—	2,776	—	2,776
Repayment of Other Secured Notes Payable	(10,000)	—	—	—	(10,000)	(138)	(138)	(12,308)	—	(12,584)	—	(22,584)
Additions to Senior Secured Notes Payable	—	—	81,554	—	81,554	—	—	79,555	—	79,555	—	161,109
Payment of Debt Issuance Costs	(8)	—	(3,713)	—	(3,721)	—	(14,175)	(3,712)	—	(17,887)	—	(21,608)
Dividend Distributions	—	—	(45,143)	—	(45,143)	—	(290,486)	10,433	290,486	10,433	—	(34,710)

Net Cash Used in Financing Activities	(25,444)	—	34,483	(1,785)	7,254	12,534	128,003	(431,884)	259,990	(31,357)	—	(24,103)

Net Increase in Cash and Cash Equivalents	(98)	(8)	—	—	(106)	182	(10)	135	—	307	—	201
Cash and Cash Equivalents at Beginning of Period	791	152	—	—	943	41	549	19,993	—	20,583	—	21,526

Cash and Cash Equivalents at End of Period	$693	$144	$—	$—	$837	$223	$539	$20,128	$—	$20,890	$—	$21,727

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the leading used vehicle retailer in the United States with a sole focus on the sale and financing of quality vehicles to the subprime market. Through our branded dealerships, we provide our customers with a comprehensive end-to-end solution for their automotive needs, including the sale, financing, and maintenance of their vehicles. As of September 30, 2011, we owned and operated 88 dealerships and 14 reconditioning facilities in 34 geographic regions in 17 states. For the nine months ended September 30, 2011, we sold 45,967 vehicles, generated $894.3 million of total revenue (which consists of vehicle sales and interest income), and generated $153.4 million of Adjusted EBITDA. We provide our customers with financing for substantially all of the vehicles we sell. As of September 30, 2011, our loan portfolio had a total outstanding principal balance of $1.5 billion. We maintain our loan portfolio and related financings on our balance sheet.

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

Select information regarding our dealerships is as follows:

	Nine Months Ended
	September 30, 2011		As of September 30, 2011
State	# of Units Sold	Percent of Unit Sales Volume	Number of Stores	Number of Reconditioning Facilities	# of Active Loans	Loan Principal (in thousands)	% of Portfolio
Texas	9,935	21.6%	18	3	35,713	$380,869	25.2%
Florida	7,160	15.6%	15	2	24,675	257,755	17.1%
North Carolina	4,729	10.3%	9	1	14,410	160,779	10.7%
Arizona	3,395	7.4%	6	1	11,251	112,842	7.5%
Virginia	3,105	6.8%	7	1	11,210	112,451	7.4%
Georgia	3,009	6.5%	6	1	10,799	110,739	7.3%
Tennessee	2,414	5.3%	5	1	2,962	39,068	2.5%
California	2,115	4.6%	4	1	7,796	76,108	5.0%
South Carolina	2,049	4.5%	3	0	2,859	37,618	2.6%
Nevada	1,947	4.2%	2	1	6,436	67,572	4.5%
New Mexico	1,521	3.3%	3	1	5,759	57,246	3.8%
Oklahoma	1,401	3.0%	2	0	1,953	26,230	1.7%
Alabama	1,353	2.9%	2	0	1,435	19,214	1.3%
Colorado	1,201	2.6%	2	1	3,912	43,052	2.8%
Indiana	376	0.8%	2	0	373	5,526	0.4%
Mississippi	257	0.6%	1	0	257	3,746	0.2%
Cincinnati (1)	0	0.0%	1	0	0	0	0.0%

	45,967	100%	88	14	141,800	$1,510,815	100%

(1)-	Store was opened September 30, 2011 and as such had made no sales and had no active loans as of September 30, 2011.

Our integrated business model is focused on giving our customers the ability to acquire quality used vehicles through six key activities:

•

Vehicle acquisition. We acquire inventory primarily from used vehicle auctions. Our centralized vehicle selection strategy takes into account many factors, including the retail value, age, and costs of buying, reconditioning, and delivering the vehicle for resale, along with buyer affordability and desirability. At September 30, 2011, we employed over 40 buyers who average over five years of experience with us. For the nine months ended September 30, 2011, we purchased 46,524 vehicles from over 140 auctions nationwide.

•

Vehicle reconditioning and distribution. Subsequent to acquisition, vehicles are transported to one of our 14 regional reconditioning facilities, where we recondition the vehicles and perform a rigorous multi-point inspection for safety and operability. For the nine months ended September 30, 2011 we spent approximately $1,400 in reconditioning costs per vehicle sold, including parts and labor. Upon passing our quality assurance testing, we determine the distribution of vehicles to our dealerships based on current inventory mix and levels, along with sales patterns at each dealership.

•

Vehicle sales. We focus on selling quality used vehicles with affordable payments through our extensive network of company-owned dealerships. Our dealerships maintain a range of approximately 60-70 vehicles. We utilize targeted television, radio, and online advertising programs to promote our brand and encourage customers to complete an online credit application and visit our dealerships. Approximately 53% of our customers completed an online credit application before visiting one of our dealerships in the nine month period ended September 30, 2011. Our dealerships are generally located in high traffic commercial districts and showcase our DriveTime logos and color schemes. Our sales process features no-haggle pricing and prices are established centrally based on pricing targets and vehicle turn times. Customers are assisted through their buying and financing process by salaried sales advisors.

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

•

After sale support. As part of our no-haggle vehicle sale price, we provide our DriveCare® limited warranty, a 36 month / 36,000 mile warranty, including oil changes at Sears Automotive locations nationwide and 24/7 roadside assistance, on each vehicle we sell. The warranty is included in the sales price of each vehicle, and not sold as a separate product. We self-administer our warranty program through our in-house team of customer service representatives, including warranty claim specialists who are certified mechanics, and our pre-approved vendor network of independent third-party repair facilities.

Third Quarter 2011 Highlights

For the three months ended September 30, 2011:

•	Total revenue increased 8.6% to $286.0 million, compared to the same period in 2010.

•	Unit sales increased 6.4% to 14,233, compared to the same period in 2010.

•	We opened five stores in Houston, Texas; Indianapolis, Indiana; Nashville, Tennessee; Augusta, Georgia; and Cincinnati, Ohio

•	Originations increased 9.9% to $212.9 million, compared to the same period in 2010.

Fourth Quarter Developments:

In the fourth quarter of 2011, we plan on introducing an indirect lending line of business through a wholly-owned subsidiary of DTAC, GFC Lending, LLC dba GO Financial (“GO”). GO will provide subprime auto financing to non- DriveTime dealers, focusing primarily in markets where we do not have existing DriveTime dealerships. We do not expect this business line to be material to our fourth quarter or annual 2011 results.

In November 2011, we completed a securitization transaction (2011-3) by issuing $246.9 million of asset backed securities collateralized by approximately $300.0 million of finance receivables. The initial weighted average coupon of these securities was 3.97%.

On October 28, 2011, we amended our inventory facility, adding Wells Fargo as the lead lender, increasing the facility size to $140 million and extending the maturity date to November 2014. See “—Liquidity and Capital Resources—Recent financing and cash flow transactions” for further information.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	changes to our business plan that are currently being implemented, and those that may be implemented in the future, may not be successful and may cause unintended consequences;

•	interest rates affect our profitability and cash flows and an increase in interest rates will increase our interest expense and lower our profitability and liquidity;

•	general, wholesale used vehicle auction prices, and economic conditions and their effect on automobile sales;

•	seasonal and other fluctuations in our results of operations;

•	our ability to complete any pending financing transactions.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

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

Revenue recognition

Revenue from the sale of used vehicles is recognized upon delivery, when the sales contract is signed, and the agreed-upon down payment or purchase price has been received. Sales of used vehicles include revenue from the sale of used vehicles, net of a reserve for returns. We offer a three day right of rescission program on all vehicles we sell. The reserve for returns is estimated using historical experience and trends and could be affected if future vehicle returns differ from historical averages. A 10.0% increase in our rate of returns would result in a $0.3 million increase in our sales return allowance (and corresponding decrease in revenue) for the three months ended September 30, 2011. Revenue is recognized at time of sale since persuasive evidence of an arrangement in the form of an installment sales contract exists, we have delivered the vehicle to the customer, transferred title, the sale has a fixed and determinable price, and collectability is reasonably assured.

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

The static pool loss curves by grade are adjusted for actual performance to date and historical seasonality patterns. The periodic loss rates, which drive the forecast for estimated gross losses (before recoveries), are calculated by factoring amortization speed, origination terms, and life to date performance. Charge-offs have a natural seasonality pattern such that they are typically lower during the first and second quarters of each calendar year because customers generally have additional money from tax refunds to apply to their loans compared to the third and fourth quarters when charge-offs tend to increase. Recoveries are estimated using historical unit and dollar static pool recovery activity to forecast recoveries for estimated charge-offs at the balance sheet date. The forecasted recovery rates (on a per unit basis) are based on the historical unit recovery trend by recovery type as adjusted for estimated impact of economic and market conditions.

The allowance model is sensitive to changes in assumptions such that an increase or decrease in our forecasted net charge-offs would increase or decrease the allowance as a percentage of principal outstanding required to be maintained. The amount of our allowance is sensitive to losses within credit grade, recovery values, deal structure, the loss emergence period and overall credit grade mix of the portfolio. In the event loss assumptions used in the calculation of the allowance for credit losses were to increase, there would be a corresponding increase in the amount of the allowance for credit losses, which would decrease the net carrying value of finance receivables and increase the amount of provision for credit losses, thereby decreasing net income. A 5% increase in our frequency loss assumption would increase the allowance for credit losses and our provision for credit losses by $9.3 million and $8.4 million as of September 30, 2011, and December 31, 2010, respectively. Also, a 5% decrease in our assumed recoveries per loan charged off, would result in an increase to the allowance for credit losses and provision for credit losses by $6.2 million and $4.2 million as of September 30, 2011, and December 31, 2010, respectively. Our ability to forecast net charge-offs and track static pool net losses by month of origination are a critical aspect of this analysis.

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

Valuation of inventory

Inventory consists of used vehicles held-for-sale or currently undergoing reconditioning and is stated at the lower of cost or market value. Vehicle inventory cost is determined by specific identification. Direct and indirect vehicle reconditioning costs including parts and labor, costs to transport the vehicles to our dealership locations, buyer costs, and other incremental costs are capitalized as a component of inventory cost. Determination of the market value of inventory involves assumptions regarding wholesale loss rates derived from historical trends and could be affected by changes in supply and demand at our retail locations and at the auctions. A 1.0% decrease in the valuation of our Inventory at September 30, 2011, would result in a decrease in net income of approximately $1.5 million.

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

Limited warranty

Our DriveCare® limited warranty provides major mechanical and air-conditioning coverage, on every used vehicle we sell. The limited warranty covers vehicles for 36 months or 36,000 miles, whichever comes first, and includes oil changes at Sears Automotive locations nationwide and 24/7 roadside assistance. The warranty is included in the sales price of the vehicle and is not sold as a separate product. A liability for the estimated cost of vehicle repairs under our warranty program is established at the time a used vehicle is sold by charging costs of used vehicles sold. We currently offer no warranty outside of our DriveCare® limited warranty. The liability is evaluated for adequacy through an analysis based on the program’s historical performance of cost incurred per unit sold, management’s estimate of frequency of vehicles to be repaired and severity of claims based on vehicles currently under warranty, the estimated cost of oil changes, and the estimated cost of roadside assistance, both of which are based on the program’s historical performance and our expectation of future usage. These assumptions are further affected by mix, mileage, and age of vehicles sold and our ability to recondition vehicles prior to sale. A 5.0% increase in our warranty frequency assumptions related to warranty usage and a 5.0% increase in our warranty severity assumptions would result in a $1.7 million increase in our warranty accrual at September 30, 2011, and a corresponding reduction in net income.

Selected Historical Consolidated Financial and Other Data

The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
	(In thousands)			(In thousands)
Revenue:
Sales of Used Vehicles	$213,766	$195,263	9.5%	$682,247	$608,185	12.2%
Interest Income	72,246	68,060	6.2%	212,028	197,923	7.1%

Total Revenue	286,012	263,323	8.6%	894,275	806,108	10.9%

Costs and Expenses:
Cost of Used Vehicles Sold	143,523	124,368	15.4%	441,060	381,077	15.7%
Provision for Credit Losses	61,951	44,189	40.2%	154,977	125,678	23.3%
Portfolio Debt Interest Expense	10,038	17,167	(41.5%)	32,847	56,200	(41.6%)
Non-Portfolio Debt Interest Expense	645	928	(30.5%)	2,016	14,171	(85.8%)
Senior Secured Notes Interest Expense	6,583	6,532	0.8%	19,948	8,496	134.8%

Selling and Marketing	5,742	4,552	26.1%	19,132	13,088	46.2%
General and Administrative	40,795	40,121	1.7%	126,934	121,674	4.3%
Depreciation Expense	4,298	3,563	20.6%	11,477	10,416	10.2%
Loss on Extinguishment, net	—	3,418	(100.0%)	—	3,418	(100.0)%

Total Costs and Expenses	273,575	244,838	11.7%	808,391	734,218	10.1%

Earnings before Income Taxes	12,437	18,485	(32.7%)	85,884	71,890	19.5%
Income Tax Expense	61	(747)	(108.2%)	910	53	1617.0%

Net Income	$12,376	$19,232	(35.6%)	$84,974	$71,837	18.3%

	As of and for the Three Months Ended September 30,				As of and for the Nine Months Ended September 30,
	2011		2010		2011		2010
	(In thousands, except per vehicle sold data)
Operating Data:
Dealerships:
Dealerships in operation at end of period	88		82		88		82
Average number of vehicles sold per dealership per month	54		54		59		58
Retail Sales:
Number of used vehicles sold	14,233		13,382		45,967		41,969
Average age of vehicles sold (in years)	5.6		4.3		5.4		4.3
Average mileage of vehicles sold	83,184		72,817		78,725		70,886
Per vehicle sold data:
Average sales price	$15,019		$14,591		$14,842		$14,491
Average cost of vehicle sold	$10,084		$9,294		$9,595		$9,080
Average gross margin	$4,935		$5,297		$5,247		$5,411
Gross margin percentage	32.9%		36.3%		35.4%		37.3%
Loan Portfolio:
Principal balances originated	$212,889		$193,731		$672,965		$595,871
Average amount financed per origination	$14,965		$14,485		$14,645		$14,206
Number of loans outstanding—end of period	141,800		136,227		141,800		136,227
Principal outstanding—end of period	$1,510,815		$1,409,350		$1,510,815		$1,409,350
Average principal outstanding—during the period	$1,503,811		$1,403,966		$1,458,054		$1,369,860
Average effective yield on portfolio (1)	19.6%		19.9%		19.9%		19.9%
Allowance for credit losses as a percentage of portfolio principal	15.1%		15.2%		15.1%		15.2%
Portfolio performance data:
Portfolio delinquencies over 30 days (2)	9.4%		7.9%		9.4%		7.9%
Principal charged-off as a percentage of outstanding principal	6.4%		6.0%		16.2%		15.8%
Recoveries as a percentage of principal charged-off	41.8%		38.3%		42.9%		40.1%
Net charge-offs as a percentage of average principal	3.7%		3.7%		9.2%		9.4%
Financing and Liquidity:
Unrestricted cash and availability (3)	$183,065		$217,655		$183,065		$217,655
Ratio of net debt to shareholders’ equity (4)	2.3	x	2.2	x	2.3	x	2.2	x
Senior notes secured collateral coverage ratio (5)	2.4	x	2.7	x	2.4	x	2.7	x
Ratio of adjusted EBITDA to interest expense (6)	1.9	x	2.1	x	2.8	x	2.1	x
Total assets to shareholders’ equity	3.7	x	3.6	x	3.7	x	3.6	x
Weighted average effective borrowing rate on total debt (7)	6.1%		9.2%		6.7%		9.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Other Financial Data:
EBITDA (8)	$34,001	$46,675	$152,172	$161,173
Adjusted EBITDA (8)	$33,299	$50,920	$153,420	$166,712

	September 30, 2011	December 31, 2010	December 31, 2009
	($ in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,263	$23,677	$21,526
Restricted cash and investments held in trust (9)	90,907	81,891	84,064
Finance receivables (10)	1,540,304	1,408,741	1,340,591
Allowance for credit losses	(228,517)	(208,000)	(218,259)
Inventory	154,115	145,961	115,257
Total assets	1,717,990	1,568,154	1,432,080
Portfolio debt	893,534	817,040	873,363
Non-Portfolio debt	252,933	253,167	213,852
Total debt (11)	1,146,467	1,070,207	1,087,215
Shareholders’ equity	460,206	418,767	293,145

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

Portfolio debt, non-portfolio debt, and senior secured notes interest expense

Portfolio debt interest expense consists of interest and related amortization of debt issuance costs on our portfolio warehouse facilities, securitizations, PALP financings, and term residual financing. Non-portfolio debt interest expense and senior secured notes interest expense consists of interest expense and related amortization of discounts and debt issuance costs on our senior secured notes payable, inventory facility, junior secured notes, subordinated notes payable real estate mortgage financing, and an equipment note payable.

Selling and marketing

Selling and marketing expenses include promotional costs, advertising, and marketing-related costs. Our selling and marketing expenses are generally affected by the cost of advertising media, our marketing strategy, and production costs of TV and radio commercials.

Results of Operations

General and administrative

General and administrative expenses include compensation and benefits, property-related expenses, collection expenses on our portfolio, store closing costs, and other ancillary expenses, such as professional fees and services.

Sales of used vehicles

Revenue from sales of used vehicles increased $18.5 million or 9.5% for the three months ended September 30, 2011, and increased $74.1 million or 12.2% for the nine months ended September 30, 2011, compared to the same periods during 2010. These increases in revenue were primarily due to a 6.4% increase in sales volume, coupled with a 2.9% increase in the average sales price per vehicle sold during the three months ended September 30, 2011. The increase in sales volume is primarily attributable to an increase in the average number of stores in operation year over year. The increase in the number of stores in operation is a result of opening a net of six new stores since the third quarter of 2010. The increase in average sales price per vehicle sold is attributable to an overall increase in the average cost of used vehicles sold, primarily as a result of an increase in wholesale used vehicle prices. See also “—Cost of used vehicles sold”.

Internet-related sales are a component of revenue from the sales of used vehicles discussed above. We define internet-related sales as those sales where a credit application was completed over the internet prior to the customer visiting our dealership, within three months of the sale. Internet sales revenue increased $9.1 million, or 8.7%, for the three months ended September 30, 2011, compared to the same period in 2010 and internet sales revenue increased $40.0 million, or 12.3%, for the nine months ended September 30, 2011, compared to the same period in 2010. As a percent of total sales revenue, internet-related sales comprised 53.2% and 52.9% of our total sales revenue for the three and nine months ended September 30, 2011, respectively.

Interest income

Interest income increased $4.2 million, or 6.2%, for the three months ended September 30, 2011, and increased $14.1 million, or 7.1% for the nine months ended September 30, 2011, compared to the same periods in 2010. These increases are primarily due to an increase in our average portfolio principal outstanding during the three and nine months ended September 30, 2011. Average portfolio principal outstanding increased $99.8 million during the three months ended September 30, 2011, compared to the same period in 2010, and average principal portfolio outstanding increased $88.2 million during the nine months ended September 30, 2011, compared to the same period in 2010. Increases in both periods were a result of an increase in originations over portfolio run-off. See “Originations” below for further discussion.

Cost of used vehicles sold

Total cost of used vehicles sold increased $19.2 million, or 9.5%, for the three months ended September 30, 2011, and increased $60.0 million, or 15.7%, for the nine months ended September 30, 2011, compared to the same periods in 2010. These increases were due to an increase in the number of vehicles sold and an increase in the average cost of vehicles sold. Our cost of vehicles sold per unit increased primarily as a result of higher acquisition costs at auction as a result of an appreciation in wholesale used vehicle prices. Wholesale used vehicle prices increased during the three months and nine months ended September 30, 2011, compared to the same periods in 2010, as a result of increased demand for used vehicles, coupled with a decrease in supply of used vehicles nationwide.

Acquisition costs are a function of the vehicle make, model, and year mix that we acquire, along with vehicle wholesale auction price trends for the segment of vehicles that we target for acquisition. The average vehicle age and mileage of vehicles sold during the three and nine months ended September 30, 2011 increased as compared to the same periods in 2010 in an effort to maintain overall affordability for our customers. Vehicle reconditioning costs and warranty related costs also increased due to the increase in vehicle age and mileage.

Gross margin

Gross margin decreased $0.7 million for the three months ended September 30, 2011, and increased $14.1 million for the nine months ended September 30, 2011, compared to the same periods in 2010, and gross margin as a percentage of sales revenue decreased to 32.9% from 36.3% for the three months ended September 30, 2011 compared to the same period in 2010. Gross margin as a percentage of sales revenue decreased to 35.4% from 37.3% for the nine months ended September 30, 2011, compared to the same period in 2010. The decrease in gross margin percentage is primarily attributable to an increase in our “Cost of used vehicles sold” as described above, while only a portion of these costs were passed on to our customers through an increase in sales price. In an effort to maintain affordability for our customers, our total cost per vehicle sold increased 8.5% and 5.7% during the three and nine months ended September 30, 2011, while our average price per vehicle sold only increased 2.9% and 2.4% respectively, for the three and nine month periods ended September 30, 2011, compared to the same periods in 2010.

Provision for credit losses

Provision for credit losses increased $17.8 million, or 40.2% for the three months ended September 30, 2011, and increased $29.2 million, or 23.3%, for the nine months ended September 30, 2011, compared to the same periods in 2010. These increases are primarily the result of an increase in the principal balance of loans outstanding as a result of an increase in originations over portfolio run-off, in conjunction with the change in allowance for credit losses as a percentage of loan portfolio during these periods.

Net charge-offs as a percent of average outstanding principal stayed flat at 3.7% for the three months ended September 30, 2011 compared to the same period in 2010. Net charge-offs decreased to 9.2% from 9.4% for the nine months ended September 30, 2011, compared to the same period in 2010 as a result of an increase in gross charge-offs which was more than offset by an improvement in our recovery rate. Gross principal charged-off increased to 6.4% for the three months ended September 30, 2011, compared to 6.0% for the same period in the prior year. Gross charge offs for the nine months ended September 30, 2011 have increased to 16.2% compared to 15.8% for the same period in the prior year. Influencing gross loss rates are general economic conditions including unemployment and underemployment rates and wholesale vehicle prices, which have resulted in the sale of an older, higher mileage vehicle and longer terms to maintain customer affordability. Recoveries as a percentage of principal charged-off increased to 41.8% from 38.3% for the three months ended September 30, 2011, and 42.9% from 40.1% for the nine months ended September 30, 2011, for the same period in 2010. The improvement in recoveries is due primarily to higher auction values stemming from appreciation in the wholesale used vehicle market.

Portfolio debt interest expense

Total portfolio debt interest expense decreased $7.1 million, or 41.5%, for the three months ended September 30, 2011, compared to the same period in 2010. Total portfolio debt interest expense decreased $23.4 million, or 41.6%, for the nine months ended September 30, 2011, compared to the same period in 2010. These decreases are a result of a decrease in the overall cost of funds of portfolio debt to 4.6% for the three months ended September 30, 2011, compared to 8.4% for 2010. The decrease in our costs of funds is attributable to lower borrowing costs of our recent securitizations and a decrease in borrowing costs of our warehouse facilities.

Non-portfolio debt interest expense

Total non-portfolio debt interest expense decreased $0.3 million, or 30.5%, for the three months ended September 30, 2011, compared to the same period in 2010. Total non-portfolio debt interest expense decreased $12.2 million, or 85.8%, for the nine months ended September 30, 2011, compared to the same period in 2010. These decreases were primarily due to the exchange of $60.1 million junior secured notes and $40.0 million of subordinated debt for equity, and the exchange of $2.0 million junior secured notes and $35.0 million in subordinated debt for an equal principal amount of Senior Secured Notes, both of which occurred in conjunction with the offering of our Senior Secured Notes in June 2010. As a result, the average balance of non-portfolio debt decreased $95.6 million for the nine months ended September 30, 2011 compared to the same period in 2010. Further, the average cost of funds of non-portfolio debt decreased to 4.4% for the three months ended September 30, 2011, from 6.8% for the same period in 2010 and decreased to 4.7% for the nine months ended September 30, 2011, from 12.5% for the same period in 2010, as a result of these transactions.

Senior secured debt interest expense

Senior secured debt interest expense increased $0.1 million and $11.5 million, respectively, during the three and nine months ended September 30, 2011, compared to the same periods in 2010. These increases were a result of the issuance in June 2010 of our Senior Secured Notes. The weighted average effective rate on these notes is 13.1%, which includes amortization of discount and deferred financing costs.

Selling and marketing expense

Selling and marketing expenses increased $1.2 million, or 26.1%, for the three months ended September 30, 2011 and $6.0, or 46.2%, for the nine months ended September 30, 2011, compared to the same periods in 2010. These increases were due to an increase in our advertising expenses, primarily related to our television and internet marketing strategy, an increase in television commercial production, and an increase in advertising associated with operating in new geographic locations as a result of expansion of our dealership base. For the three and nine months ended September 30, 2011, we advertised in an average of 10 and 9 more geographic areas than the same time last year.

General and administrative expense

General and administrative expenses increased $0.7 million, or 1.7%, for the three months ended September 30, 2011 and increased $5.3 million, or 4.3%, for the nine months ended September 30, 2011, compared to the same periods in 2010. These increases were primarily the result of increased lease expense related to the number of dealerships and reconditioning centers in operation year over year and an increase in salaries and wages as we increased the number of employees in conjunction with our overall expansion.

Net income

Net income for the three months ended September 30, 2011 decreased to $12.4 million from $19.2 million for the three months ended September 30, 2010 and increased to $85.0 million dollars for the nine months ended September 30, 2011 from $71.8 million for the nine months ended September 30, 2010 . The decrease in net income for the three and nine months ended September 30, 2011, is primarily attributed to the increase in provision for credit losses, as a result of a larger finance receivable portfolio as well as a change in allowance for credit losses as a percentage of principal outstanding. These effects were partially offset by a decrease in total interest expense, as a result of a decrease in our cost of funds.

Originations

The following table sets forth information regarding our originations for the periods indicated.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2011	2010		2011	2010
	($ in thousands, except per loan data)
Amount originated	$212,889	$193,731	9.9%	$672,965	$595,871	12.9%
Number of loans originated	14,226	13,375	6.4%	45,951	41,946	9.5%
Average amount financed	$14,965	$14,485	$480	$14,645	$14,206	$439
Average APR originated	20.7%	21.0%	(1.4%)	20.7%	21.9%	(5.5%)
Average term (in months)	57.9	54.6	3.3	56.8	53.7	3.1
Average down payment	$995	$1,072	$(77)	$1,141	$1,261	$(120)
Down payment as a percent of amount financed	6.6%	7.4%	(10.8%)	7.8%	8.9%	(12.4%)
Percentage of sales revenue financed	99.6%	99.2%	0.4%	98.6%	98.0%	0.6%

We originate loans when a customer finances the purchase of one of our vehicles, and the balance on these loans, together with accrued interest and unamortized loan origination costs, comprises our portfolio of finance receivables. Receivables are financed to generate liquidity for our business. See “—Liquidity and Capital Resources.”

The principal amount of loans we originated increased $19.2 million and $77.1 million for the three and nine months ended September 30, 2011, respectively, and we originated 6.4% and 9.5% more loans for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. These increases were due to an increase in the number of used vehicles sold and an increase in the average amount financed per loan originated as a direct result of an increase in the average sales price per vehicle sold and a decrease in the average down payment per loan originated. Average APR decreased to 20.7% from 21.0% for the three months ended September 30, 2011 and to 20.7% from 21.9% for the nine months ended September 30, 2011 compared to the same periods in the prior year. The average term increased by 3.3 and 3.1 months for the three and nine months ended September 30, 2011, compared to the same periods in 2010. These changes are due to changes in our overall interest rate and financing/underwriting strategy, which are designed to optimize affordability to our customers, while considering the effects of retail costs and vehicle pricing.

Receivables portfolio

The following table shows the characteristics of our finance receivables portfolio for the periods indicated:

	As of and for the Three Months Ended September 30,		Change	As of and for the Nine Months Ended September 30,		Change
	2011	2010		2011	2010
	($ in thousands, except loan data)
Principal balance receivables, end of period	$1,510,815	$1,409,350	$101,465	$1,510,815	$1,409,350	$101,465
Average principal balance, during the period	$1,503,811	$1,403,966	$99,845	$1,458,054	$1,369,860	$88,194
Number of loans outstanding, end of period	141,800	136,227	5,573	141,800	136,227	5,573
Average remaining principal per loan, end of period	$10,655	$10,346	$309	$10,655	$10,346	$309
Weighted Average APR of contracts outstanding	20.9%	21.0%	(0.6%)	20.9%	21.0%	(0.6%)
Average age per loan (in months)	14.8	15.3	(3.3%)	15.1	15.3	(1.3%)

Finance receivables principal balance, average principal balance and the number of loans outstanding period over period increased as of and for the three and nine months ended September 30, 2011, compared to the same periods in 2010, due to origination volume exceeding portfolio run-off (regular principal payments, payoffs, and charge-offs).

Delinquencies

As a percentage of total outstanding loan principal balances, delinquencies over 30 days were 9.4% and 7.9% at September 30, 2011 and 2010, respectively. The increase in delinquencies is the result of our change in collection strategy for early delinquencies coupled with the effects of the current economic environment, including high unemployment and underemployment. In conjunction with our centralization of collections during 2010, we are utilizing messaging and dialer technologies for early delinquencies in order to achieve a more cost effective collections process. As a result, we anticipate delinquencies to be relatively higher than our historical rates. We will continue to monitor portfolio performance and delinquencies in an effort to balance cost effectiveness and efficiencies based on the current economy.

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

We have historically funded our capital requirements primarily through operating cash flow, portfolio warehouse facilities, securitizations, term facilities, inventory and other revolving debt facilities, real estate mortgage financing, and other notes payable (including senior secured notes, junior secured notes, senior unsecured notes, and subordinated notes).

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

Recent financing and cash flow transactions

During the nine months ended September 30, 2011, we paid $45.9 million in dividends to shareholders related to income earned during the first two quarters of 2011. In November 2011, the Board of Directors approved approximately $6.0 million of dividends relating to third quarter 2011 earnings. This amount will be distributed by the end of November 2011.

On October 28, 2011, we amended and restated the existing inventory agreement with Santander and Manheim Automotive Financial Services and entered into the Fourth Amended and Restated Loan and Security Agreement, which included the addition of Wells Fargo Bank, N.A., as a lender and agent for other lenders. The new facility is secured by vehicle inventory and has a base maximum capacity of $130.0 million. There is a $10.0 million seasonal increase to the base facility through the months of November to January of each year. We have an option to increase the base facility by $25.0 million subject to the approval from the lenders which would bring the total base capacity on the facility to $155.0 million. The interest rate on the new facility is based on the Daily One Month Libor rate plus 3.5% and the facility matures on November 1, 2014

In November 2011, we completed a securitization transaction (2011-3) by issuing $246.9 million of asset backed securities. All of the bonds, collateralized by approximately $300.0 million of finance receivables, were sold to third parties. The asset backed securities were rated by Standard and Poors (S&P) and DBRS and are structured in four tranches without external credit enhancement from a monoline Insurer. The initial weighted average coupon of these four tranches was 3.97%. This transaction has been accounted for as a secured financing arrangement.

Operating leases

Operating leases are a significant component of our financing sources. At September 30, 2011, we lease the majority of our dealership and reconditioning center locations. We also lease our corporate office in Phoenix, Arizona, and operations collections facilities in Dallas, Texas; Orlando, Florida; and Richmond, Virginia. As each lease matures, we evaluate the existing location to determine whether the dealership should be relocated to another site in the region closer in proximity to new car franchises and/or higher traffic retail areas. As of September 30, 2011, we had approximately $80.2 million in aggregate operating lease obligations.

Liquidity

The following is a summary of total available liquidity, consisting of unrestricted cash and current availability under our portfolio warehouse and inventory facilities for the periods indicated:

	September 30, 2011	December 31, 2010	September 30, 2010
		(In thousands)
Unrestricted cash	$23,263	$23,677	$21,727
Portfolio warehouse facilities	149,802	112,160	185,928
Inventory facility	10,000	10,000	10,000

Total liquidity	$183,065	$145,837	$217,655

The following table presents a summary of our access to liquidity under our portfolio warehouse facilities and our inventory facility based on collateral pledged as of September 30, 2011:

	Facility Amount	Amount Drawn	Unused Facility Amount (1)	Borrowing Base (2)	Amount Drawn	Total Availability
	(In thousands)			(In thousands)
Warehouse facility I (3)	$150,000	$96,715	$53,285	$103,358	$96,715	$6,643
Warehouse facility III(4	125,000	82,392	42,608	99,791	76,446	23,345
Warehouse facility IV(5)	125,000	82,100	42,900	86,595	77,037	9,558
DTAC receivables (6)	N/A	N/A	N/A	110,256	N/A	110,256

Total portfolio warehouse facilities	$400,000	$261,207	$138,793	$400,000	$250,198	$149,802
Inventory facility	50,000	40,000	10,000	50,000	40,000	10,000

	$450,000	$301,207	$148,793	$450,000	$290,198	$159,802

Unrestricted cash						23,263

Total cash and availability						$183,065

(1)	Represents amounts that can be drawn upon as long as the amount drawn does not exceed the borrowing base for the credit facility.
(2)

Borrowing base is determined by the collateral currently pledged to the respective facilities. The borrowing base calculation for the portfolio warehouse facilities is a blended 56.6% effective advance rate.

(3)	Warehouse I is scheduled to mature in December 2011. We intend to renew this facility upon expiration.
(4)	Assumes collection and reserve amounts on deposit of $5.9 million are used to pay down amount drawn.
(5)	Assumes collection and reserve amounts on deposit of $5.1 million are used to pay down amount drawn.
(6)

Includes $205.5 million of unpledged qualifying receivables that can be pledged immediately and bring total borrowing to our maximum capacity. The borrowing base is the lesser of total eligible collateral multiplied by the applicable advance rate and the facility amount.

Changes in liquidity

Changes in liquidity are affected by increases and decreases to our operating cash flow, changes in advance rates on our portfolio warehouse facilities, capacity of our portfolio warehouse and inventory facilities, portfolio term financings, and changes in other notes payable. The following is a summary of changes in liquidity for each period presented:

	Nine Months ended September 30,
	2011	2010
	(In thousands)
Liquidity—beginning of period	$145,837	$40,407
Net increase (decrease) in cash and cash equivalents	(414)	201
Increase in portfolio warehouse and residual availability	37,642	177,047

Liquidity—end of period	$183,065	$217,655

Our liquidity for the nine months ended September 30, 2011 increased $37.2 million, from $145.8 million at December 31, 2010, to $183.1 million at September 30, 2011. This increase was primarily the result of increases in advance rates on warehouse facilities and higher advance rates on our two most recent securitizations, which resulted in an overall higher blended advance rate on our receivable financings.

Cash flows

Operating activities

For the nine months ended September 30, 2011, net cash provided by operating activities was $17.6 million, as compared to $36.3 million for the nine months ended September 30, 2010. The decrease in cash provided by operating activities was primarily attributable to a larger increase in finance receivable originations and an increase in inventory balance. Partially offsetting these effects were an increase in net income and an increase in collections and recoveries on finance receivable principal balances.

Investing activities

For the nine months ended September 30, 2011, net cash used in investing activities increased to $33.5 million from $12.0 million for the same period in 2010. The increase in cash used in investing activities was primarily due to the opening of new stores and the purchase of new properties. During the nine months ended September 30, 2011, we purchased a store and a reconditioning facility whereas we made no purchases in 2010. During the nine months ended September 30, 2011, eleven new stores were under development and have opened or are planned to be opened in late 2011 or 2012. We are also in the process of remodeling our existing dealerships and improving our information technology infrastructure equipment which supports our operations. By comparison, we opened five new stores in the nine months ended September 30, 2010 and had six stores and two inspection centers in development at September 30, 2010.

Financing activities

For the nine months ended September 30, 2011, net cash provided by financing activities was $15.5 million, compared to $24.1 million used in financing activities for the same period in 2010. This change was primarily the result of cash inflows from two securitizations during the nine months ended September 30, 2011, whereas we did not complete a securitization in the nine months ended September 30, 2010. We also paid less debt issuance costs during the nine month period ended September 30, 2011.

Senior Secured Notes Collateral

Our Senior Secured Notes require us to maintain a collateral coverage ratio of 1.5x of the aggregate principal amount of outstanding Senior Secured Notes. The following is the calculation of the collateral coverage ratio as of September 30, 2011. This calculation is not meant to portray a GAAP summary of collateral but rather a summary of collateral as it resides legally within the Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Co-Issuers of the Senior Secured Notes.

	As of September 30, 2011
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Co-Issuers	Total
	(In thousands)
Collateral Amounts:
Net Receivables Value (1)	$—	$247,200	$141,802	$389,002
Net Inventory Value (2)	89,185	—	—	89,185
Cash Equivalents (3)	—	—	—	—

Total Collateral Amount	$89,185	$247,200	$141,802	$478,187

12.625% Senior Secured Notes				200,000

Collateral Coverage Ratio				2.4 x

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

Historically, inflation has not been a significant contributor to our financial results. Recently, the used vehicle market has experienced strong appreciation in used vehicle wholesale prices. The appreciation resulted, in part, from a reduced supply of used vehicles in the market due to a decline in new car industry sales coupled with a decrease in used vehicle trade-in activity compared with pre-recession levels. Higher wholesale values increased vehicle acquisition and related costs. In addition, we increased the age and mileage of vehicles we sell in order to maintain affordability for our customers. These increased costs led to an increase in our average selling price for used vehicles, however; we chose to pass only a portion of these costs to our customers in order to maintain affordability for our customers. Higher wholesale values also improved our recovery values as a percentage of principal charged-off.

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

In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does reflect:

•	cash expenditures for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital requirements;

•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	the cost or cash required to replace assets that are being depreciated or amortized; and

•	the impact on our reported results of earnings or charges resulting from items accounted for in the GAAP measure from which EBITDA and Adjusted EBITDA is derived.

The following table presents data relating to EBITDA and Adjusted EBITDA, which are non-GAAP measures, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income:	$12,376	$19,232	$84,974	$71,837
Plus EBITDA adjustments:
Income tax expense	61	(747)	910	53
Total interest expense	17,266	24,627	54,811	78,867
Depreciation expense	4,298	3,563	11,477	10,416

EBITDA	34,001	46,675	152,172	161,173

Store closing costs	(466)	197	(99)	996
Non-cash compensation expense	465	—	2,325	1,125
Sales tax liability	(701)	—	(978)	—
Loss on extinguishment of debt, net	—	3,418	—	3,418

Adjusted EBITDA	$33,299	$50,290	$153,420	$166,712

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The description of our material pending legal proceedings is set forth in Note 9—Commitments and Contingencies to our condensed consolidated financial statements included in Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

In connection with information set forth in this quarterly report on Form 10-Q, the factors discussed under “Risk Factors” in our Registration Statement on Form S-4 filed with the SEC on June 24, 2011, should be considered. These risks could materially and adversely affect our business, financial condition, and results of operations. There have been no material changes to the factors discussed in our Registration Statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #	Description of Document

3.1.1	Amended and Restated Certificate of Incorporation of Ugly Duckling Corporation (former name of DriveTime Automotive Group, Inc.) (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.2.1	Articles of Incorporation of DriveTime Acceptance Corporation (former name of DT Acceptance Corporation) (incorporated by reference to Exhibit 3.1.2.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.2.2	Articles of Amendment to the Articles of Incorporation of DriveTime Acceptance Corporation (former name of DT Acceptance Corporation) (incorporated by reference to Exhibit 3.1.2.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.3	DriveTime Car Sales Company, LLC (incorporated by reference to Exhibit 3.1.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.4	DriveTime Sales and Finance Company, LLC (incorporated by reference to Exhibit 3.1.4 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.5	DT Credit Company, LLC (incorporated by reference to Exhibit 3.1.5 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.6	DT Jet Leasing, LLC (incorporated by reference to Exhibit 3.1.6 to our Registration Statement on Form S- 4/A filed on October 19, 2010)

3.1.7	Approval Services Company, LLC (incorporated by reference to Exhibit 3.1.7 to our Registration Statement on Form S-4/A filed on November 18, 2010)

3.2.1	By-laws of Ugly Duckling Corporation (former name of DriveTime Automotive Group, Inc.) (incorporated by reference to Exhibit 3.2.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.2	Bylaws of DriveTime Acceptance Corporation (former name of DT Acceptance Corporation) (incorporated by reference to Exhibit 3.2.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.3	DriveTime Car Sales Company, LLC (incorporated by reference to Exhibit 3.2.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.4	DriveTime Sales and Finance Company, LLC (incorporated by reference to Exhibit 3.2.4 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.5	DT Credit Company, LLC (incorporated by reference to Exhibit 3.2.5 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.6	DT Jet Leasing, LLC (incorporated by reference to Exhibit 3.2.6 to our Registration Statement on Form S- 4/A filed on October 19, 2010)

3.2.7	Approval Services Company, LLC (incorporated by reference to Exhibit 3.2.7 to our Registration Statement on Form S-4/A filed on November 18, 2010)

4.1.1	Indenture governing 12.625% Senior Secured Notes due 2017, including the form of 12.625% Senior Secured Notes due 2017, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC and Wells Fargo Bank, National Association, dated as of June 4, 2010 (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.1.2	First Supplemental Indenture governing 12.625% Senior Secured Notes due 2017, dated as of September 20, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Approval Services Company, LLC and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

Exhibit #	Description of Document

4.1.3	Security Agreement dated as of June 4, 2010, among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association, as collateral agent. (incorporated by reference to Exhibit 4.1.3 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.1.4	Pledge Agreement dated as of June 4, 2010, between DT Acceptance Corporation and Wells Fargo Bank, National Association, as collateral agent. (incorporated by reference to Exhibit 4.1.4 to our Registration Statement on Form S-4/A filed on February 2, 2011)†

4.1.5	Pledge Letter dated as of August 2, 2010, amending the Pledge Agreement dated as of June 4, 2010. (incorporated by reference to Exhibit 4.1.5 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.1.6	Intercreditor Agreement, dated as of June 4, 2010, among Santander Consumer USA Inc. and Manheim Automotive Financial Services, Inc. as First Priority Creditors, Wells Fargo Bank, National Association, as Collateral Agent and Second Priority Representative for the Second Priority Secured Parties (as defined therein), and as Trustee for the Holders (as defined therein), DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, and DT Acceptance Corporation, and each of the other Loan Parties party thereto. (incorporated by reference to Exhibit 4.1.6 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.1.7	Second Supplemental Indenture, dated as of August 16, 2011, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association, as Trustee and Collateral Agent and Go Financial Company LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 22, 2011)

4.1.8	Third Supplemental Indenture, dated as of October 6, 2011, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association, as Trustee and Collateral Agent and DriveTime Ohio Company, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 13, 2011)

4.1.9	Supplement No. 1 dated as of October 28, 2011 to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 3, 2011)

4.2.1	Registration Rights Agreement, dated June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Jefferies & Company, Inc., RBS Securities Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

10.1	Amendment No. 2 to Loan and Servicing Agreement, dated as of September 19, 2011, by and among DT Warehouse IV, LLC; DT Credit Company, LLC; Wells Fargo Bank National Association; Windmill Funding Corporation; and The Royal Bank of Scotland PLC * ††

10.2	Amendment No. 5 to Loan and Servicing Agreement, dated as of September 19, 2011, by and among DT Warehouse III, LLC; DT Credit Company, LLC; Wells Fargo Bank National Association; and UBS Real Estate Securities Inc. * ††

10.3	Amendment No. 1 to Third Amendment and Restated Loan and Servicing Agreement, dated as of September 19, 2011, by and among DT Warehouse, LLC; DT Credit Company, LLC; Wells Fargo Bank National Association; Deutsche Bank AG, New York Branch; and Monterey Funding LLC * ††

10.4	Amendment No. 3 to Loan and Servicing Agreement, dated as of September 26, 2011, by and among DT Warehouse II, LLC; DT Credit Company, LLC; Wells Fargo Bank National Association; and Santander Consumer USA Inc., as Lender and Backup Servicer * ††

10.5	Fourth Amended and Restated Loan and Security Agreement, dated as of October 28, 2011, by and among DriveTime Automotive Group, Inc. DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DriveTime Ohio Company, LLC, and Wells Fargo Bank, N.A, Santander Consumer USA Inc., and Manheim Automotive Financial Services, Inc. * ††

10.6	Guaranty and Security Agreement, dated as of October 28, 2011, by and among DT Acceptance Corporation, GFC Lending, LLC (f/k/a Go Financial Company, LLC), DT Credit Company, LLC, DT Jet Leasing, LLC, and Wells Fargo Bank, N.A. *

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

**	Furnished herewith.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with an order granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

††	Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This exhibit has been filed separately with the Secretary of the SEC without the redaction pursuant to a Confidential Treatment Request under Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRIVETIME AUTOMOTIVE GROUP, INC.

Date: November 14, 2011	By:	/s/ Mark G. Sauder
Name: Mark G. Sauder
Title: Chief Financial Officer & Executive VP

DT ACCEPTANCE CORPORATION

Date: November 14, 2011	By:	/s/ Mark G. Sauder
Name: Mark G. Sauder
Title: Chief Financial Officer & Executive VP