Form 10-K
period 2011-12-31
DRIVETIME AUTOMOTIVE GROUP INC; DT Acceptance Corp
filed 2012-03-30
CIK 1012704, 1493927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Numbers: 333-169730-01

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On December 31, 2011, none of the voting stock of the registrant was held by non-affiliates.

The total number of shares of common stock outstanding as of December 31, 2011, was 101.7696

1

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

Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	we require substantial capital to finance our business;

•	we may not be able to generate sufficient cash flow to meet our debt service obligations;

•	interest rates affect our profitability and cash flows and an increase in interest rates will increase our interest expense and lower our profitability and liquidity;

•	changes to our business plan that are currently being implemented, and those that may be implemented in the future, may not be successful and may cause unintended consequences;

•	our focus on customers with subprime credit;

•	general and economic conditions and their effect on automobile sales;

•	extensive governmental regulations applicable to us, the violation of which could cause our business to suffer;

•	changes in laws, regulations, or policies;

•	the need to reduce the scope of our operations;

•	seasonal and other fluctuations in our results of operations;

•	our failure to effectively manage our growth, access the additional required financing to fund our growth, and increased exposure to legal and regulatory risks as a result of our plans to expand;

•	we operate in a highly competitive environment, and if we are unable to compete with our competitors, our results of operations and financial condition could be materially adversely affected; and

•	other factors discussed in “Item 1—Business,” “Item 1A—Risk Factors,” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Industry Data

We use industry and market data throughout this annual report, which we have obtained from market research, independent industry publications or other publicly available information. Our statement that we are the leading used vehicle retailer in the United States with a sole focus on the sale and financing of quality vehicles in the subprime market is based on our review of the other top companies’ financial statements, industry publications and research data with respect to such other companies. Although we believe that each such source is reliable as of its respective date, the information contained in such sources has not been independently verified. While we are not aware of any misstatements regarding any industry and market data presented herein, such data is subject to change based on various factors, including those discussed in “Item 1A—Risk Factors.”

Part I

Item 1. Business

Unless otherwise indicated, the terms “DriveTime,” the “Company,” “we,” “our” and “us” refer to DriveTime Automotive Group, Inc. and its consolidated subsidiaries.

General

We are the leading used vehicle retailer in the United States with a sole focus on the sale and financing of quality vehicles to the subprime market. Through our branded dealerships, we provide our customers with a comprehensive end-to-end solution for their automotive needs, including the sale, financing, and maintenance of their vehicles. As of December 31, 2011, we owned and operated 89 dealerships and 16 reconditioning facilities located in 35 geographic regions throughout 17 states. For the year ended December 31, 2011, we sold 56,109 vehicles, generated $1.1 billion of total revenue, and generated $180 million of Adjusted EBITDA. We provide financing for substantially all of the vehicles we sell. We do not utilize third-party finance companies or banks to finance vehicles for our customers, and many of our customers may be unable to obtain financing to purchase a vehicle from another company, so financing is an essential component of the services that we provide to our customers. As of December 31, 2011, our loan portfolio had a total outstanding principal balance of $1.5 billion. We maintain our loan portfolio and related financings on our balance sheet.

Over the past 19 years, we have developed an integrated business model that consists of vehicle acquisition, reconditioning, sales, underwriting and finance, loan servicing, and after sale support. We believe that our model enables us to operate successfully in the underserved subprime market. In addition, we believe that our model allows us to systematically open new dealerships in existing and new markets throughout the United States.

We operate in the large and highly fragmented used vehicle sales and financing markets. According to CNW, for 2011, used vehicle sales were generated from 53,000 franchise and independent dealers nationwide.

As of December 31, 2011, information regarding regions in which we operate is as follows:

	Twelve Months Ended December 31, 2011		As of December 31, 2011
State	# of Units Sold	Percent of Unit Sales Volume	Number of Stores	Number of Reconditioning Facilities	# of Active Loans	Loan Principal	% of Portfolio
Texas	12,129	21.6%	18	4	34,129	$351,210	23.9%
Florida	8,640	15.4%	15	2	23,493	$243,024	16.6%
North Carolina	5,677	10.1%	9	1	13,933	$150,920	10.3%
Arizona	4,075	7.3%	6	1	10,740	$112,097	7.6%
Virginia	3,721	6.6%	6	1	10,641	$106,715	7.3%
Georgia	3,765	6.7%	7	1	10,323	$106,415	7.3%
California	2,537	4.5%	4	1	7,312	$72,137	4.9%
Nevada	2,352	4.2%	2	1	6,258	$67,631	4.6%
New Mexico	1,832	3.3%	3	1	5,408	$53,484	3.6%
Tennessee	2,972	5.4%	5	1	3,323	$56,925	3.9%
Colorado	1,423	2.6%	2	1	3,769	$40,558	2.8%
South Carolina	2,542	4.5%	3	0	3,160	$37,987	2.6%
Oklahoma	1,704	3.0%	2	0	2,097	$28,229	1.9%
Alabama	1,665	3.0%	3	0	1,653	$25,455	1.7%
Indiana	581	1.0%	2	1	564	$6,843	0.5%
Mississippi	410	0.7%	1	0	406	$5,844	0.4%
Ohio	84	0.1%	1	0	84	$1,206	0.1%

	56,109	100%	89	16	137,293	$1,466,680	100.0%

Integrated Business Model

Our integrated business model is focused on giving our customers the ability to acquire quality used vehicles through the following six key activities:

•

Vehicle acquisition. We acquire inventory primarily from used vehicle auctions. Our centralized vehicle selection strategy takes into account many factors, including the retail value, age, and costs of buying, reconditioning, and delivering the vehicle for resale, along with buyer affordability and desirability. At December 31, 2011, we employed over 30 buyers who averaged over five years of experience with us. For the year ended December 31, 2011, we purchased 62,586 vehicles from over 150 auctions nationwide.

•

Vehicle reconditioning and distribution. Subsequent to acquisition, vehicles are transported to one of our 16 regional reconditioning facilities, where we recondition the vehicles and perform a rigorous multi-point inspection for safety and operability. On average, we spend approximately $1,400 in reconditioning costs per vehicle sold, including parts and labor. We determine the distribution of vehicles to our dealerships based on current inventory mix and levels, along with sales patterns at each dealership.

•

Vehicle sales and marketing. We focus on selling quality used vehicles with affordable financing terms through our extensive network of company-owned dealerships. Vehicle pricing is developed centrally for all dealerships and all regions and features our no-haggle pricing. We utilize targeted television, radio, and online advertising programs to promote our brand and encourage customers to complete an online credit application and visit one of our dealerships. Approximately 50% of our customers completed an online credit application before visiting one of our dealerships in the year ended December 31, 2011. Customers can also search our website to view the inventory of our vehicles in their respective regions. Our dealerships are generally located in high traffic commercial districts and showcase our DriveTime logos and color schemes.

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

•

Loan servicing. We perform all servicing functions for our loan portfolio, from collections through the resale of repossessed vehicles. Customers can make cash payments through an electronic payment network at over 3,800 Wal-Mart stores and more than 15,000 other locations nationwide. Customers can also make payments through traditional payment methods such as check, money order, bill-pay and ACH. Our experienced collection staff utilizes our proprietary collection software, which we developed specifically for subprime auto loans. We use behavioral models designed to predict payment habits, as well as automated dialer and messaging systems to enhance collection efficiency. We utilize our vehicle acquisition and sales expertise in representing our vehicles at auction in order to maximize the recovery value of repossessed vehicles.

•

After sale support. After-sale support consists of our DriveCare® limited warranty; a 36 month / 36,000 mile warranty, including three oil changes a year at Sears Automotive and other locations and 24/7 roadside assistance, on each vehicle we sell. We self-administer our warranty program through our in-house team of customer service representatives, including warranty claim specialists who are certified mechanics, and our pre-approved vendor network of independent third-party repair facilities.

We believe that our business model has several advantages over our competition and that we provide our customers with a unique buying experience featuring:

•	vehicle financing with affordable down payments and installment payments;

•	branded, attractive dealership facilities, each of which maintains a large inventory of quality, reconditioned used vehicles;

•	numerous payment options, which include cash payments at alternative retail and other locations nationwide, as well as online, by phone, and through other traditional payment methods;

•	professional and courteous service, including our no haggle pricing and three day “no questions asked” return policy.

To provide financing to our customers, we have traditionally relied upon portfolio warehouse facilities and securitization transactions, both of which provide liquidity needed to fund our portfolio originations, retail sales and loan servicing platforms.

The DriveTime Brand

In recent years, the DriveTime brand has evolved from a traditional buy-here, pay-here dealership model to a comprehensive retail experience. Our dealerships are retail focused and facilitate the sale of our vehicles through dealerships similar to new car franchise stores. Over the past couple of years we have centralized payments and loan collections, removing these functions from the dealership facilities. We have opened 21 new dealerships over the past two years under this model. We have also remodeled our existing dealerships and they are branded with an open, contemporary design, unique signage, flooring, furniture, paint, wallpaper, and awnings. We believe our branded dealership facilities are essential to our customer experience and help promote our image as a courteous, transparent and respectful professional business.

Our website evolved during 2011 with a focus on the customer experience and the unique features of the DriveTime brand. The redesign of our website, www.drivetime.com, provides customers with more comprehensive information about available inventory, including pictures, pricing, and details of each vehicle. The website also educates customers on the DriveTime sales process by affording customers the opportunity to take a virtual tour of a DriveTime dealership. We believe these changes will lead to greater transparency and a better overall customer experience. These changes are focused on helping customers to get comfortable with our simplistic sales approach and providing information on our differentiation within the subprime used vehicle market, prior to and without having to physically visit a dealership. We also believe that our new website will lead to a greater internet presence and more resources for customers as they pursue the purchase of a vehicle with DriveTime. After the purchase of a vehicle, our customers also have access to www.mydrivetime.com, which allows them to manage their account, sign up for ACH payments, make one time payments, and see their account balance. We believe that www.mydrivetime.com adds clarity and enhances our customer relationship throughout the life of their loan.

We have developed our advertising campaign to include more information about our sales process including: lower down payments, the option to be approved on our website, in person, or through a mobile device, and extra benefits included as part of the purchase price. Our advertising strategy has changed its core message to the tag lines “The Nation’s Largest Dealer Helping People with Credit Issues,” “The Go-to-Guys for Cars and Credit,” and “One True Price TM.” “The Nation’s Largest Dealer Helping People with Credit Issues,” is designed to highlight our unique position as an industry leader as well as our core focus of providing vehicles and financing to individuals with subprime credit. “The Go-to-Guys for Cars and Credit” refers to our business model of providing both vehicles and financing to customers who may not be able to acquire vehicle financing through other traditional sources.

To illustrate our One True Price TM concept, the following are currently included in our sales price:

•

36 month/36,000 mile warranty: We provide a 36 month/36,000 mile limited warranty which covers major mechanical and other electronic components of the engine block, the transmission, climate control, and drive axles.

•	3 oil changes/year for 3 years: We provide up to three oil changes per year at Sears Automotive Centers and other locations throughout the nation.

•	24/7 roadside assistance: We provide 24/7 nationwide towing services up to three times a year for lost key, emergency tire service, jump-starts, batteries, and more.

•	Document fees: We never charge customers fees for processing purchase and financing related paperwork.

•

Anti-theft device: Beginning in 2012, all of our vehicles are equipped with an anti-theft device that not only assists in tracking and recovering vehicles if stolen, but in many cases the device lowers auto insurance rates.

•

Total loss protection: If a customer’s vehicle is in an accident and the insurance company declares a total loss, DriveTime will forgive the difference between the insurance company’s declared cash value of the vehicle and the remaining loan balance as long as the customer’s loan and insurance are current and a deductible is satisfied.

•	Life assistance: In the event of a customer’s untimely death, we forgive the balance of the customer’s loan.

•	A three day “no questions asked” return policy.

Some of the additional incentives we offer currently include:

•	RateAdvantage®: allows a customer to qualify for a lower interest rate if they provide additional down payment subsequent to date of sale.

•	DT Champ ™: preferred pricing for DriveTime repeat customers.

A vital component of our lead and sales generation is web-based marketing and online assets. Approximately 50% of our sales are generated by customers who complete an online application prior to visiting one of our dealerships. Credit applications are submitted via www.drivetime.com and other marketing websites such as www.goforapproval.com (for television campaigns) and www.go4approval.com (for yellow page campaigns). In addition to our websites, we generate leads and sales through search engine optimization, pay per click marketing, targeted e-mail, third-party and affiliate marketing. Allowing customers the ability to submit their credit and personal information online, prior to visiting a dealership, along with a personal call from our internet call center with a message of their loan approval, is intended to provide customers with peace of mind when dealing with sensitive credit issues.

Dealership Operations

Each of our dealerships features a wide selection of makes and models to satisfy the preferences and budgets of our potential customers. Our dealerships generally maintain an inventory of approximately 70 vehicles. Our newly renovated and spacious branded dealership facilities offer customers a retail experience uncommon in the subprime space. Customers are guided through the retail process by our personnel. Our retail process is designed to be transparent and to let the customer “drive” the process. Customers are provided with information on the purchase process and transactions move at the customer’s pace.

Each dealership is operated by a general manager, who has responsibility for the operations of the dealership facility and is compensated in part based on overall dealership profitability and other operating metrics. Our dealerships also typically employ between one to three sales managers, seven to ten sales advisors, and administrative support personnel. Sales advisors primary compensation is comprised of a base salary and incentive bonus programs focused on dealership profitability, as well as the achievement of monthly sales targets.

Industry

Used vehicle sales. The market for used vehicles is among the largest and most highly fragmented retail markets in the United States. Although the number of industry-wide dealerships has contracted in recent years, due to the recessionary environment and franchise terminations, unit sales of used vehicles have recently increased. According to CNW, in 2011 there were 38.8 million used vehicle sale transactions, representing 75% of the overall vehicle market by unit sales. Sales typically occur through one of three channels: (i) the used vehicle retail operations of the approximately 15,500 manufacturers’ franchised new car dealerships, which represented 35.7% of industry sales in 2011, (ii) approximately 37,600 independent used vehicle dealerships, which represented 35.5% of industry sales in 2011, and (iii) individuals who sell used vehicles in private transactions, which represented 28.8% of industry sales in 2011.

Vehicle financing. The industry is generally segmented by credit characteristics of the borrower (prime versus subprime). Originations for customers within the subprime used vehicle market averaged $30.5 billion per annum over the last five years ending December 31, 2011 and increased to $40.6 billion in 2011, an $8.1 billion increase over 2010.

The used vehicle financing segment is highly fragmented and is served by a variety of financing sources that include independent finance companies, “buy-here, pay-here dealers” and select traditional lending sources such as banks, savings and loans, credit unions, and captive finance subsidiaries of vehicle manufacturers. Many traditional lending sources have historically avoided the subprime market due to its relatively high credit risk and the associated collection efforts and costs.

Our market. Within the subprime market, we cater to customers who have the income necessary to purchase a used vehicle, but because of their impaired credit histories, cannot qualify for financing from traditional third-party sources. Our average customer is 30 to 45 years of age, has an annual income of $30,000 to $50,000, and has a FICO score between 450 and 570. A customer with a FICO score below 620 is typically considered to have subprime credit.

Inventory

Our centralized inventory management allows us to monitor inventory mix and maintain adequate levels of inventory at each dealership. It also enables us to quickly adjust vehicle acquisition and pricing in light of market conditions and to ensure affordability at all of our stores. Using our proprietary models and real-time data, we deliver weekly buy targets to over 30 buyers based on current inventory levels, projected sales volumes, inventory turn times, and targeted vehicle pricing. We acquire inventory from used vehicle auctions, daily rental agencies, and commercial fleets. Approximately 88% of our inventory is acquired at auction, with the remainder purchased through fleet purchases and other sources.

After purchase, vehicles are transported to one of our 16 regional reconditioning facilities, where we perform a rigorous multi-point inspection for safety and operability, and assess the cost of reconditioning. Vehicles that fail inspection due to significant structural or mechanical defects are returned or resold at auction. Through arrangements with our auction sources, we limit our exposure of loss through arbitration agreements, whereby our cost of returning vehicles is limited to transportation if we discover major mechanical or structural defects with vehicles that were not disclosed. We utilize our proprietary inventory management system to determine and monitor labor, parts, and other costs associated with reconditioning each vehicle. Reconditioned vehicles are distributed to our dealerships based on real-time projected inventory turn times and levels at each dealership. For the year ended December 31, 2011, the average cost per vehicle sold, including auction fees, reconditioning costs, parts and labor, transportation costs, and other incremental costs such as warranty costs, was $9,700, the average vehicle age was 5.4 years, and the average mileage was approximately 79,741 miles.

Underwriting and Credit Scoring Models

We have dedicated, and will continue to dedicate substantial resources to developing, maintaining, and updating our proprietary credit scoring models that are focused on predicting the credit risk of our customers. Many companies use FICO scores as a standard metric to assess the credit risk of customers. In contrast, we have over ten years of experience in developing credit scoring models that are more finely tuned to the nuances within the subprime auto segment. Our internal scoring model is comprised of eight credit grades ranging from A+ to D-, with A+ being the highest and D- being the lowest credit grade. Our scoring models provide a substantial improvement over traditional FICO scores in rank-ordering the likelihood of credit risk default within the subprime auto segment. Our scoring models also include the use of alternative data sources along with traditional credit bureau data which enhance the ability to separate the credit risk levels of the subprime auto segment into different categories. Alternative data sources span hundreds of different metrics. Our centralized proprietary credit scoring models are currently used to classify customers into various risk grades that are linked to financing parameters. We believe our ability to quantify a customer’s risk profile based upon historical data, breadth of data, and sophisticated modeling techniques, allows us to better predict loan performance, manage the blended quality of our portfolio of loans, and obtain appropriate risk adjusted returns than generic scores, such as the commonly used FICO scores.

The scoring models are periodically updated to account for changes in loan performance, data sources, economic cycles, and business processes. The first credit scoring model was deployed in July 2001. Since then, six subsequent generations of credit scoring models have been implemented, with the most recent scoring models being implemented in January 2011. The credit scoring models have evolved over time and better leverage data collected from additional data sources than in prior models, resulting in improvements in identifying differences in the credit risk of our customers.

Prior to each sale, we require our customers to complete a credit application. Upon entering the customer information into our origination system, our proprietary credit scoring system determines the customer’s credit grade, which is used by the dealership manager to help select vehicles that fit the required deal terms and the customer’s needs. The customer’s credit grade and type of vehicle determine the term, maximum installment payment, and minimum payment amounts. The annual percentage rate (APR) charged is a function of the customer’s credit grade, down payment, and model year of the vehicle. Our centralized risk management and pricing departments set these terms and they cannot be altered by dealership personnel.

Our centralized risk management group manages the credit mix of our portfolio of finance receivables on a company-wide basis. This group is also responsible for monitoring the origination and underwriting processes, providing underwriting training to the dealerships, monitoring loan servicing, and static-pool tracking of portfolio loss performance and profitability. The static-pool tracking of portfolio loss performance is also monitored by our internal credit grade. Over the past several years, the unit loss rate results by credit grade have been relatively consistent through economic cycles and across different generations of scoring models.

We provide financing for all of the used vehicles we sell at our dealerships through retail installment sales contracts. The foundation for underwriting these loans is our proprietary credit scoring models described above.

Loan Portfolio

We actively monitor our portfolio performance and the credit grade mix of originations. Our proprietary credit grading system segments our customers into eight distinct credit grades. We control the grade mix of originations through the deal terms provided to our customers, which are established centrally by our risk management team, and applied consistently throughout our dealership network. We have higher minimum down payments and lower maximum installment payments for our lower credit grade customers, resulting in lower close rates for our lower credit grade customers. Our loans have an average original term of approximately 57 months and an average life of only 33 months, due to charge-offs and pay-offs. Due to the fact that our loans have a relatively short average life, we are able to closely monitor credit trends and make appropriate adjustments to both the grade mix and pricing of our originations.

Monitoring and Collections

We seek to minimize credit losses by carefully monitoring our portfolio of finance receivables and periodically updating our credit scoring models based on actual experience and recent trends. After completing a sale, each loan is automatically added to our comprehensive loan servicing and collection system. Our proprietary collection system was developed specifically for subprime auto loans and provides us the transparency and tools necessary to effectively and efficiently service our loan portfolio. We set daily queues of delinquent accounts for each collector to manage based on the customer’s delinquency status and an internally generated behavioral score for the customer.

In addition to behavioral models designed to predict payment habits, we utilize an automated dialer and messaging system to enhance collection efficiency for early delinquencies. Customers begin receiving phone calls on the first day of delinquency. We have loan servicing facilities in Arizona, Florida, Texas, and Virginia, and in the fourth quarter of 2011 began utilizing offshore collections for early delinquencies. Collectors focus their efforts on obtaining customer payments. All collector calls are recorded and are randomly selected for quality review. Calls are evaluated based on (i) respect - listening to the customers and showing that we understand their situation; (ii) transparency—empowering customers with information to help them be successful; and (iii) options—being solution focused and helping to educate customers about different tools and programs available to them.

During 2011, we began installing anti-theft/GPS units on our vehicles. These units are used to both locate vehicles for purposes of repossession, and assist in recovery of vehicles, if stolen. These units do not include starter-interrupt functionality. We believe that these units will assist us in repossessing vehicles more effectively when collection efforts have been exhausted. We utilize our vehicle acquisition and sales expertise in representing our vehicles at auction in order to maximize the recovery value of repossessed vehicles.

Integrated Information Systems

We manage the operations of our reconditioning facilities, dealerships, loan servicing centers, and our accounting and reporting functions with an integrated information system. When we purchase a used vehicle, our purchasing group records the purchase in our system, and the system adds the vehicle to inventory and makes the appropriate accounting entries for vehicle cost. Reconditioning costs are also tracked for each vehicle. When a sale occurs and a loan is generated, the system adds the loan to our loan servicing and collection systems. We use both local and wide-area data and voice communication networks that allow us to account for all purchase and sale activity centrally and to service large volumes of contracts from our centralized collections facilities. We also have internally developed comprehensive databases and management tools, including credit scoring models, static pool analyses, behavioral scoring, and predictive modeling to set inventory acquisition and underwriting guidelines, structure contract terms, establish collection strategies, and monitor underwriting effectiveness.

Our systems and databases are maintained in secured data centers. Our data centers are configured with redundant power, cooling, and network access. Fire protection systems, including passive and active design elements, are installed. We utilize multiple backup systems in an effort to ensure uninterruptible power. Our network features multiple wide area network connections using a redundant routing architecture and multiple access points to public networks.

Systems and databases are configured for high availability and disaster recovery. High availability is achieved through the use of server and database clustering and redundancy at multiple hardware layers. We back-up all of our databases and systems on a regular basis. We leverage a blended data duplication disk backup and traditional tape backup strategy that supports rapid data recovery. Tape backups are stored in a secure offsite location. Critical systems are attached to a storage area network and data replication is in place across data centers. Server virtualization technology is utilized to improve the efficiency and availability of resources and applications. We have a comprehensive disaster recovery plan in place to cover intermittent or extended periods of interruption in one or more of our critical systems. We periodically test our disaster recovery procedures.

Indirect Lending

In December 2011, we launched a new indirect lending line of business, GFC Lending, LLC dba GO Financial (“GO”). GO provides subprime auto financing to third-party automobile dealerships, focusing primarily in markets where we do not have existing DriveTime dealerships. The third-party automobile dealerships originate retail installment sales contracts to finance purchases of vehicles by their customers who have modest incomes and who have experienced credit difficulties or have a limited credit history (subprime customers). GO enters into a dealer servicing agreement with each of the third-party automobile dealerships whereby, subsequent to verification of a qualifying customer loan, GO advances funds (“Dealer Advance”) to the dealership through a non-recourse loan. GO is neither the legal lender nor a named lender on the underlying customer loan agreement. Once originated, GO performs the loan servicing of both the Dealer Advance to the dealership and the underlying customer loan to the end customer. Another subsidiary of DTAC (“DTCC”) serves as the servicer of the underlying customer loans, on behalf of GO. GO has no recourse to the dealerships with respect to customer loan performance. GO has a secured interest in each customer loan and the underlying collateral (the vehicle) and receives priority repayment of customer loans from cash flows collected by GO from customers.

The amount of each Dealer Advance from GO to a dealership is dependent upon the vehicle, our credit rating of the dealership and the credit quality of the customer, and is a percentage of the amount financed. GO provides the third-party dealership with a credit scoring model and underwriting guidelines similar to those used by DriveTime in its direct lending originations. The Dealer Advance amount is typically sixty percent (60%) to eighty percent (80%) of the customer loan. The exact amount of each Dealer Advance from GO to the dealership varies from loan to loan, based on a predetermined set of risk characteristics. Each individual dealership builds discrete pools of 80 loans and Dealer Advances are repaid by the dealerships based on cash flows collected by GO from the pool of underlying customer loans.

In general terms, each dealer agreement is a form of cash flow sharing arrangement. The dealer agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on customer loans from the dealership to GO. The dealer agreement states that as cash payments are received from the underlying customer loans, twenty percent (20%) of the cash is allocated to GO as a return covering both GO’s interest income on the Dealer Advance and servicing fee related to the customer loan. Eighty percent (80%) of the cash is allocated first to repayment of incremental and direct servicing expenses incurred by GO and then allocated to the pay down of the Dealer Advance. Once all Dealer Advances within a pool have been repaid in full, the future payments received from customers continue to be allocated twenty percent (20%) to GO, however the remaining eighty percent (80%), net of any incremental and direct servicing expenses, is allocated to the dealership.

We believe this indirect lending program will provide an opportunity for independent dealerships to sell additional vehicles to customers with subprime credit, and will provide us with incremental profitability to supplement our existing operations. At December 31, 2011 and February 29, 2012, we had $0.1 million and $2.5 million, respectively, in dealer finance receivables outstanding, which are included in other assets on our consolidated balance sheets.

Intellectual Property

We have an ongoing program under which we evaluate our intellectual property and consider appropriate federal and state intellectual property related filings. We believe that there is significant value in our trademarks, but that our business as a whole is not materially dependent on our trademarks. We believe we have taken appropriate measures to protect our proprietary rights.

Employees

At December 31, 2011 we employed 2,410 people, consisting of 1,611 people in our retail operations, 567 people in our portfolio operations, and 232 people in our corporate operations. None of our employees are covered by a collective bargaining agreement and we generally believe that relations with our employees are good.

Competition

We operate in a highly fragmented and competitive industry. Our primary competitors include a number of used vehicle departments of franchise dealers, “buy-here, pay-here” dealerships, and independent used vehicle dealers that operate within the subprime segment of the used vehicle sales industry. We also compete with a broad range of financial institutions and independent finance companies offering financing in the subprime segment and the banks and finance companies that purchase their loans. We continually strive to successfully distinguish ourselves from our competitors and compete in this industry in a cost-effective manner. In addition, periodically larger companies with significant financial and other resources have entered or announced plans to enter the used vehicle sales and/or finance industry, or relax their credit standards and compete with us, at least at the upper end of our customer segment. These dealerships also compete with us in areas such as the purchase of inventory, which can result in increased wholesale costs for used vehicles and lower margins, and the dealerships and finance companies could also enter into direct competition with us at any time at the lower end of the subprime market.

While traditional financial institutions have not consistently serviced subprime borrowers, the high interest rates and margins of companies involved in subprime financing have, at times, encouraged certain of these traditional institutions to enter, or contemplate entering, this market. Due to the economic downturn, many finance companies reduced or eliminated subprime auto financing. According to CNW, the percentage of subprime auto originations in January 2007 represented 45.9% of all auto loan originations. By December 2011 subprime auto loan originations represented only 10.4% of all auto loan originations. However, several companies have recently re-entered our market and present new competition. Also, traditional lenders have begun to increase their subprime auto finance originations, however, these originations have yet to reach pre-recession levels.

Regulation

Our sales, finance, and collections operations are subject to ongoing regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Among other things, these laws require that we obtain and maintain certain licenses and qualifications, limit or prescribe terms of the contracts that we originate, provide specified disclosures to customers, limit our right to repossess and sell collateral, and prohibit us from discriminating against certain customers.

Our financing activities with customers are subject to federal truth-in-lending, fair credit reporting, and equal credit opportunity laws and regulations, as well as state and local motor vehicle finance laws, installment finance laws, usury laws, and other installment sales laws. Our debt collection activities with customers are subject to federal fair debt collection practices and fair credit reporting laws and regulations. We are also subject to federal and state consumer protection, privacy, and related laws and regulations. We charge fixed interest rates in excess of traditional prime and non-prime finance companies on the contracts originated at our dealerships. Some states regulate finance fees and charges that may be paid as a result of vehicle sales.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, established a new regulator, the Consumer Financial Protection Bureau, to oversee consumer financial products and services, including mortgage, credit card, payday lending and auto finance. The Bureau’s authority includes rulemaking, enforcement and an array of enforcement tools ranging from fines to legal action. The Bureau is also establishing cooperation agreements with various agencies including the Federal Trade Commission and State Attorneys General. The FTC retains certain of its rulemaking and enforcement authority, including enforcement authority over the Federal Debt Collections Practices Act and for warranty issues, and under the new law it is required to prescribe rules addressing unfair and deceptive practices by auto dealers.

We believe that we are currently in substantial compliance with all material federal, state, and local laws and regulations applicable to our business. We may not, however, be able to remain in compliance with such laws.

Environmental

We are subject to a complex variety of federal, state, and local laws, regulations, and permits relating to the environment and human health and safety. These requirements change frequently and tend to become more stringent over time, and are a significant consideration for us as our operations involve the use of storage tanks, the disposal of wastewater, and the emission of hazardous substances to the air, as well as the use, storage, recycling, and disposal of hazardous materials, such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires, and fuel. If we violate or fail to comply with these laws, regulations, or permits, we could be fined or otherwise sanctioned by regulators. Pursuant to such requirements, we have made and will continue to make capital and other expenditures.

We could also be responsible for costs relating to any contamination at our current or formerly owned or operated properties or third party waste disposal sites. This liability may be imposed even if we were not at fault. In addition to potentially significant expenses to investigate and remediate contamination, such matters can give rise to claims from governmental authorities and other third parties for fines or penalties, natural resource damages, or personal injury or property damage.

Item 1A. Risk Factors

You should carefully consider the following risks and the other information contained in this report, including our consolidated financial statements and related notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks described below are those that we believe are the material risks we face. Any of the risks described below, and others that we may not anticipate, could significantly and adversely affect our business, prospects, financial condition, results of operations, and liquidity. As a result, the trading price of our Senior Secured Notes could decline and you may lose all or part of your investment.

We require substantial capital to finance our business.

We have borrowed, and will continue to borrow, substantial amounts of capital to fund our operations and we periodically refinance such debt. If we cannot obtain the financing we need, or cannot do so on a timely basis and on favorable terms, our liquidity could be materially adversely affected.

At December 31, 2011, we had approximately $1.2 billion in aggregate principal amount of indebtedness outstanding, which includes $141.3 million under portfolio warehouse facilities that are due to expire between 2012 and 2013. The portfolio warehouse facilities contain term-out features resulting in final maturities between 12 and 24 months from their expiration dates, depending on the facility.

We historically have restored capacity under our portfolio warehouse facilities from time to time by securitizing portfolios of finance receivables. However, the securitization market experienced significant disruptions in recent periods, and our ability to successfully and efficiently complete securitizations was and may in the future be affected by several factors, including the:

•	condition of financial markets generally;

•	conditions in the asset-backed securities markets specifically;

•	performance of our portfolio.

Due to the disruption in the securitization markets at the onset of the financial crisis, we were able to obtain alternative financing through a variety of debt instruments, including our pooled auto loan program (“PALP”) through which we entered into private securitization transactions and were able to secure over $800 million in portfolio financing. We also issued $60.1 million in junior secured notes to both related an unrelated third parties, as well as $75.0 million in subordinated notes to our principal shareholder.

Although we have secured substantial additional sources of financing and began doing securitizations again in December 2009, we may not be able to secure similar additional financing, and we may in the future face difficulties in renewing loans and facilities if lenders and counterparties are also facing liquidity and capital challenges.

Our substantial debt could have adverse effects on our business and we may incur additional indebtedness in the future.

For the year ended December 31, 2011, we incurred $73.1 million in interest expense associated with our debt obligations. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In addition, we may incur additional debt in the future, subject to certain limitations contained in the agreements that govern our indebtedness. The degree to which we are leveraged could have adverse effects on our business, including:

•	our ability to obtain additional financing in the future may be impaired;

•

a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, and related expenses, which reduces the funds available to us for our operations;

•	some of our debt is and will continue to be at variable rates of interest, which may result in higher interest expense in the event of increases in market interest rates;

•

the agreements that govern our indebtedness contain, and any agreements to refinance our indebtedness likely will contain, financial and restrictive covenants, and our failure to comply with such covenants may result in an event of default which, if not cured or waived, could result in the acceleration of that indebtedness and trigger an event of default under other indebtedness;

•	our level of indebtedness will increase our vulnerability to general economic downturns and adverse industry conditions;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our industry; and

•	our leverage could place us at a competitive disadvantage vis-à-vis our competitors who have less leverage relative to their overall capital structures.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance and cash flows, which will be affected by a range of economic, competitive, and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments, or seeking to raise additional capital. The terms of the agreements that govern our indebtedness contain limitations on our ability to incur additional indebtedness. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of the agreements governing our indebtedness then outstanding. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, financial condition, and results of operations, as well as on our ability to satisfy our debt obligations.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default or limits on our ability to borrow funds to finance our business.

The agreements that govern our indebtedness (including the indenture governing the notes) contain, and any agreements that govern future indebtedness may contain, covenants that impose significant operating and financial restrictions on, among other things, our ability to:

•	incur additional debt;

•	incur liens;

•	sell or otherwise dispose of assets;

•	make investments, loans, or advances;

•	engage in merger and acquisition activity;

•	pay dividends, redeem capital stock, or make certain other restricted payments or investments;

•	engage in certain sale and leaseback transactions;

•	enter into new lines of business; and

•	enter into transactions with our affiliates.

The agreements that govern our indebtedness also contain certain covenants relating to the performance of our portfolio, which ultimately impacts the manner in which we operate our business. For example, the advance rate on our portfolio warehouse facilities may be reduced if our portfolio does not perform as expected. The agreements governing any future indebtedness could contain financial and other covenants more restrictive than those that are currently applicable to us.

Failure to comply with the agreements governing our indebtedness could result in an event of default under one or more such agreements, could cause cross-defaults on other agreements governing our indebtedness, including the notes, and could prevent us from securing alternate sources of funds necessary to operate our business. Any of these events would have a material adverse effect on our results of operations and financial condition. From time to time, we have breached technical or other covenants under the agreements governing our indebtedness, and we have obtained waivers from the applicable lenders. In a future event of default, there can be no assurance we will be able to receive waivers, and our inability to obtain these waivers may have a material adverse impact on our business.

Our ability to obtain certain financings in the future is restricted by the Fixed Charge Coverage Ratio of the debt incurrence test under the indenture relating to the notes. We do not currently meet these requirements nor do we anticipate meeting these requirements for the foreseeable future, which will limit our ability to obtain certain financings, especially the incurrence of senior unsecured debt.

There is a high degree of risk associated with borrowers with subprime credit. The allowance for credit losses that we have established to cover losses inherent in our loan portfolio may not be sufficient or may need to be substantially increased, which could have a material adverse effect on our results of operations and the value of your collateral.

Substantially all of the sales financing we extend and the loans that we service are with borrowers with subprime credit. Loans to borrowers with subprime credit have lower collection rates and are subject to higher loss rates than loans to borrowers with prime credit. Although we have extensive experience in subprime auto lending, there can be no assurance that our collections and loss rate will not increase over time.

We maintain an allowance for credit losses to cover losses on an aggregate basis at a level we consider sufficient to cover estimated losses inherent in our portfolio of receivables. On a quarterly basis we review and may make upward or downward adjustments to the allowance. However, our allowance may not be sufficient to cover losses inherent in our portfolio, and we may need to increase our allowance for reasons related to, among other things, the continued weak economic environment and deterioration of the housing market, or significant increases in delinquencies or charge-offs. A significant variation in the timing of or increase in credit losses in our portfolio or a substantial increase in our allowance or provision for credit losses would have a material adverse effect on our results of operations.

In addition, because a portion of the collateral securing the notes consists of receivables, the remaining residual property rights in receivables securing other financings (and the value of which are therefore determined by the value of receivables sold or otherwise pledged) or the remaining residual value of special purpose entities that have themselves put in place financings secured by receivables (and the value of which are therefore determined by the value of receivables owned), the value of the collateral securing the notes will be sensitive to the performance of the underlying receivables.

Our focus on customers with subprime credit may raise concerns on the part of future business partners, lenders, counterparties, and regulators and may adversely affect our business.

We focus on the subprime segment of the used vehicle sales and financing market and provide loans to borrowers with subprime credit who, as a class, have lower collection rates and are subject to higher loss rates than prime and near prime borrowers. In addition, the subprime industry has been the subject of extensive media attention, enhanced regulatory scrutiny, and Congressional hearings as a result of what has been characterized as inappropriate consumer practices by subprime lenders in the mortgage industry.

These issues may raise concerns on the part of future business partners, lenders, counterparties, and regulators. As a result, we are unable to assess whether, and to what extent, they may have an adverse effect on our business in the future, including on our reputation, revenues and profitability. In particular, we cannot predict whether these issues may negatively affect our ability to obtain new financing to support our operations or any necessary regulatory approvals or business licenses in connection with our plans to expand our business, either of which could have a material adverse effect on our business.

Interest rates affect our profitability and cash flows and an increase in interest rates will increase our interest expense and lower our profitability, cash flows, and liquidity.

Much of our financing income results from the difference between the rate of interest that we pay on the funds we borrow and the rate of interest that we earn on the finance receivables in our portfolio. While we earn interest on our finance receivables at a fixed rate, we pay interest on certain of our borrowings at floating rates. When interest rates increase, our interest expense increases. Increases in our interest expense that we cannot offset by increases in interest income could have a material adverse impact on our profitability and liquidity. Correspondingly, a significant reduction in our average APR could have a material adverse impact on our profitability, if not offset by a corresponding reduction in our loan losses, borrowing costs, or increases to gross margin on vehicles sold.

Changes in accounting policies could adversely affect our reported results of operations.

We have identified several accounting policies as being “critical” to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require management to make judgments about matters that are inherently uncertain. Materially different amounts could be recorded under different conditions or using different assumptions.

Additionally, the Financial Accounting Standards Board is currently considering various proposed rule changes including, but not limited to, potential changes in accounting for leases, revenue recognition, and impairment of financial assets. In addition, the Securities and Exchange Commission (the “SEC”) is currently considering adopting rules that would require U.S. issuers to prepare their financial statements contained in SEC filings in accordance with International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board. Specifically, IFRS proposed changes would impact fair value of financial instruments and revenue recognition. The implementation of these or other new accounting requirements or changes to U.S. generally accepted accounting principles could adversely affect our reported results of operations and financial condition.

Our proprietary credit scoring system may not perform as expected and fail to properly quantify the credit risks associated with our customers, which could have a material adverse effect on our financial condition and results of operations.

We have developed, and revise from time to time, complex proprietary credit scoring models that use traditional and non-traditional variables to classify our customers into various risk grades that are linked to loan parameters. There is no guarantee that our credit scoring models will perform as intended or that they will perform in future market conditions. Failure of our credit scoring models to properly quantify the credit risks associated with our customers could have a material adverse effect on our results of operations and financial condition.

We depend on the accuracy and completeness of information furnished to us by or on behalf of our customers. If we and our systems are unable to detect any misrepresentations in this information, this could have a material adverse effect on our results of operations and financial condition.

Our typical customers have limited or no credit histories. In deciding whether to extend credit to customers, we rely heavily on information furnished to us by or on behalf of our customers, including employment and personal financial information. If a significant percentage of our customers intentionally or negligently misrepresented any of this information, and we and our systems did not detect such misrepresentations, this could have a material adverse effect on our ability to effectively manage our credit risk, which could have a material adverse effect on our results of operations, cash flows, and financial condition.

General economic conditions and their effect on automobile sales may adversely affect our business.

Vehicles sales have historically been impacted by economic factors. Many factors affect the industry, including general economic conditions, consumer confidence, the level of personal discretionary income, interest rates, the price of fuel, and credit availability. Deteriorating economic and market conditions throughout the United States or within a region in which we do business could result in a decline in vehicle sales, a decrease in collectability of our finance receivables, or an increase in vehicle pricing. We cannot assure you that the industry will not experience sustained periods of decline in vehicle sales in the future. Any future decline could have a material adverse effect on our business.

We are subject to extensive governmental regulation, and if we are found to be in violation of any of the federal, state, or local laws or regulations applicable to us, our business could suffer. We are also subject to numerous legal and administrative proceedings which, if the outcomes are unfavorable to us, could adversely affect our business, operating results, and prospects.

The automotive retailing and finance industries are subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements, and retail financing, debt collection, consumer protection, environmental, health and safety, creditor, wage-hour, anti-discrimination, and other employment practices laws and regulations. The violation of these or future requirements or laws and regulations can result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business. As a result, we have incurred and will continue to incur capital and operating expenditures and other costs to comply with these requirements, laws, and regulations. Further, over the past several years, private plaintiffs and federal, state, and local regulatory and law enforcement authorities have increased their scrutiny of advertising, sales, financing, and insurance activities in the sale and leasing of motor vehicles. In addition, many state attorneys general have been increasingly active in the area of consumer protection. We are also subject, and may be subject in the future, to inquiries and audits from state and federal regulators. There can be no assurance that such activities will not continue in the future or have a material adverse effect on our business.

From time to time, we may be involved in various legal and administrative proceedings. We are also currently the subject of investigative inquiries from the Consumer Protection Division of the Office of Texas Attorney General. See “Item 3—Legal Proceedings.” It is not feasible to predict the outcome of these proceedings or any claims made against us, and the outcome of any such proceedings or claims could adversely affect our reputation, results of operations, or financial condition.

Changes in laws, regulations, or policies may adversely affect our business.

The laws and regulations governing our lending, servicing, debt collection, and insurance activities or the regulatory or enforcement environment at the federal level or in any of the states in which we operate may change at any time and may have an adverse effect on our business. New legislation, including proposals to substantially reform the financial institution regulatory system, is being considered by the current Congress and new legislative proposals will from time to time continue to be introduced in Congress in the future. It is possible that, in response to the recent economic conditions and the financial crisis, laws and regulations will be changed in ways that will require us to modify our business models or objectives.

For example, on July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. Among other things, the Dodd-Frank Act establishes as an independent entity within the Federal Reserve, the Consumer Financial Protection Bureau (the “CFPB”), which has the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including non-bank commercial companies in the business of extending credit and servicing consumer loans. Although the CFPB has begun operations and now has a director, the exact scope and substance of the regulations that may be adopted by the CFPB, particularly as they relate to our operations, is still unknown at this time. The Dodd-Frank Act contains numerous other provisions affecting financial industry participants of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways. The Dodd-Frank Act and regulations promulgated thereunder, including by the CFPB, are likely to affect our cost of doing business, may limit or expand our permissible activities, may affect the competitive balance within our industry and market areas and could have a material adverse effect on us. Our management continues to assess the Dodd-Frank Act’s probable impact on our business, financial condition and results of operations, and to monitor developments involving the entities charged with promulgating regulations thereunder. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on us in particular, is uncertain at this time. The nature and extent of future legislative and regulatory changes affecting financial institutions and non-bank commercial companies, including as a result of the Dodd-Frank Act, is very unpredictable at this time, and any changes could have a material adverse effect on us. In addition, governmental regulations which would deplete the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on us.

Furthermore, Congress has previously considered and may in the future adopt various forms of legislation designed to spur automobile sales. Depending on the legislation that is adopted, if any, these incentives may only be available to consumers who purchase new vehicles or vehicles achieving high fuel-efficiency standards. If these incentives are limited solely to purchasers of new vehicles, or if we are unable to maintain an inventory of vehicles achieving the mandated fuel-efficiency standards, this legislation could have a material adverse effect on our results of operations, cash flows, and financial condition.

We are unable to predict how these or any other future legislative proposals or programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our results of operations and financial condition.

Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market and on our reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently or that new laws and regulations will not be adopted, either of which could materially adversely affect our business, financial condition, or results of operations.

As a result of the credit crisis, we have in the past, and could be required in the future to reduce the scope of our operations, which could have a material adverse effect on our results of operations, cash flows, and financial condition.

During 2008 and early 2009, we contracted our operations in response to the economic crisis. While we expanded our operations and opened new dealerships throughout 2010 and 2011, if we again experience economic uncertainty or economic deterioration, this could require us to reduce the scope of our operations. If we choose to close dealerships in the future, we face certain additional risks, including risks related to:

•	an inability to obtain anticipated cost reductions;

•	a reduction in portfolio originations;

•	legal and regulatory risks related to closed stores and lay-offs, including the risk of lawsuits;

•	vandalism, theft, or other damages to vacant stores;

•	diversion of management’s attention from normal business operations; and

•	failure to generate sufficient cash flows to help fund our operations.

If we were to lose the right to service our portfolio of receivables, this could result in decreased collections, which could have a material adverse effect on our results of operations and financial condition.

We retain the right to service all receivables that we finance, including those pledged as collateral to our portfolio warehouse facilities and those sold to securitization trusts. We are entitled to a fee for our servicing activities, typically equal to 4% of the value of receivables being serviced. As of December 31, 2011, our serviced loan portfolio consisted of approximately 137,300 active accounts, with a total outstanding principal balance of $1.5 billion. Subject to certain conditions, if we experience an event of default under the agreements governing our financing arrangements, we may lose the right to service our receivables. Loss of this right could have a material adverse effect on our cash flows. In addition, if we lose our servicing rights, transitioning servicing activities to a third party could result in interruptions in collections, which could decrease the likelihood that the receivables will be repaid. Moreover, a replacement servicer might lack the requisite experience in servicing such subprime receivables. As a result, we may experience decreased collections, which could have a material adverse effect on our results of operations and financial condition and on the value of the collateral securing the notes.

Our operations and the finance receivables we generate are concentrated geographically, and a downturn in the economies or markets in which we operate could adversely affect vehicle sales and collections.

As of December 31, 2011, we operated our dealerships in 17 states. Adverse economic conditions, natural disasters, or other factors affecting any state or region where high concentrations of our customers reside could adversely affect vehicle sales and collections. If adverse economic conditions, natural disasters, or other factors occur that affect the regions in which we do business, or if borrowers in these regions experience financial difficulties, a significant number of borrowers may not be able to make timely loan payments, if at all, or may be more prone to filing for bankruptcy protection, which could have a material adverse effect on our results of operations and financial condition.

We may experience seasonal and other fluctuations in our results of operations.

Sales of motor vehicles historically have been subject to substantial cyclical variation characterized by periods of oversupply and weak demand. We believe that many factors affect the industry, including consumer confidence in the economy, the level of personal discretionary spending, interest rates, fuel prices, credit availability, and unemployment rates. A recession or an industry or general economic slowdown could materially adversely impact our business.

Historically, we have experienced higher revenues in the first quarter of the calendar year than in the last three quarters of the calendar year. We believe these results are due to seasonal buying patterns resulting in part because many of our customers receive income tax refunds during the first quarter of the year, which are a primary source of down payments on used vehicle purchases. Our loan performance also has historically followed a seasonal pattern with delinquencies and charge-offs being the highest in the second half of the year. Accordingly, our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year. A significant portion of our general and administrative expenses do not vary proportionately with fluctuations in revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal patterns. Such patterns may change, however, due to factors affecting the automotive industry or otherwise.

Our failure to effectively manage our growth could harm our business, we may not be able to access the additional financing required to fund our growth, and our plans to expand our operations will expose us to increased legal and regulatory risks that may adversely affect our business.

We continually evaluate expanding our operations by opening new dealerships, some of which will potentially be located in existing DriveTime markets and some of which are expected to be located in markets in which we do not currently operate. This growth may result in the incurrence of additional debt and operating expenses, which could adversely affect our profitability and liquidity. Moreover, growth and expansion of our operations may place a significant strain on our resources and increase demands on our executive management team, management information and reporting systems, financial management controls and personnel, and regulatory compliance systems and personnel. We may not be able to expand our operations or effectively manage or integrate our expanding operations, or achieve planned growth on a timely or profitable basis. If we are unable to achieve our planned growth or manage our growth effectively, we may experience operating inefficiencies and our results of operations may be materially adversely affected.

In addition, expansion into new states will increase our legal and regulatory risk. Our failure or alleged failure to comply with applicable laws and regulations in any new jurisdiction, and ensuing inquiries or investigations by regulatory and enforcement authorities, may result in regulatory action, including suspension or revocation of one or more of our licenses, civil or criminal penalties, or other disciplinary actions, and restrictions on or suspension of some or all of our business operations. As a result, our business could suffer, our reputation could be harmed, and we could be subject to additional legal risk. This could, in turn, increase the size and number of claims and damages asserted against us, subject us to regulatory investigations, enforcement actions, or other proceedings, or lead to increased regulatory or supervisory concerns. We may also be required to spend additional time and resources on any remedial measures, which could have an adverse effect on our business. We cannot predict the timing or form of any current or future regulatory or law enforcement initiatives, and any such initiatives could have a material adverse effect on our results of operations and financial condition.

We operate in a highly competitive environment, and if we are unable to compete with our competitors, our results of operations and financial condition could be materially adversely affected.

Our primary competitors are the numerous small “buy-here, pay-here” dealerships, independent used vehicle dealers, and used vehicle departments of franchise dealers that operate in the subprime segment of the used vehicle sales industry, and the banks and finance companies that purchase their loans. There is no assurance that we can successfully distinguish ourselves from our competitors or compete in this industry in a cost-effective manner or at all. Moreover, if our competitors grow and strengthen through consolidation in the industry while we are unable to identify attractive consolidation opportunities, we could end up at a competitive disadvantage and experience declining market share and revenue. In addition, larger companies with significant financial and other resources have periodically entered or announced plans to enter the used vehicle sales and/or finance industry, or relax their credit standards and compete with us, at least at the upper end of our customer segment. These dealerships also compete with us in areas such as the purchase of inventory, which can result in increased wholesale costs for used vehicles and lower margins, and the dealerships and finance companies could also enter into direct competition with us at any time at the lower end of the subprime market.

Increased competition may cause downward pressure on the interest rates that we charge on finance receivables originated by our dealerships, or lower margins, or may cause an increase in our operating costs, all of which could have a material adverse effect on our results of operations and financial condition.

If we are unable to obtain sufficient numbers of used vehicles for our inventory in a cost-effective manner, our operations and financial results will be adversely impacted.

We require a large number of quality used vehicles for our dealerships. We acquire most of our used-vehicle inventory through auctions, and primarily through two auction companies. During the year ended December 31, 2011, we acquired approximately 88% of our vehicles at auction, and approximately 78% of our vehicles from two auction companies. To a lesser extent, we also acquire used vehicles from wholesalers, franchised and independent dealers, and fleet owners, such as leasing companies and rental companies. The sources from which we can purchase vehicles of a quality and in a quantity acceptable to us are limited, and there is substantial competition to acquire the vehicles we purchase. We may not be able to obtain sufficient inventory in a cost-effective manner or at all. In this regard, recent declines in new vehicle sales and a reduced number of vehicles that are eligible for daily rental will adversely impact the availability and quality of future inventory. Any decline in the number of or increased competition for quality vehicles could diminish our ability to obtain sufficient inventory at a price that we can reflect in retail market prices and would adversely affect our business.

If our inventory or other costs of operations increase and we are unable to pass along these costs to our customers, we may be unable to maintain or grow margins.

Our inventory and other costs are variable and dependent upon various factors, many of which are outside of our control. Our average cost of vehicle sold has increased 38% over the past two years. A continuing rise in vehicle acquisition cost could erode our sales margins and negatively affect our results of operations. Rising auction prices have also lead to the acquisition of a higher mileage and older age vehicle, which could cause an increase in reconditioning and warranty costs, both of which would also negatively affect our sales margins and overall profitability. If we incur cost increases, we may seek to pass those increases along to our customers. However, the income of our average customer limits the maximum monthly payment our customers can afford, and we may be unable to pass these costs along to our customers in the form of higher sales prices, which would adversely affect our ability to maintain or increase margins. Recently, used vehicle values have continued to increase.

Our business is exposed to various operational risks. A failure of or interruption in our communications and information systems could adversely affect our revenues and profitability.

Our business is highly dependent on communications and information systems and is exposed to many types of operational risks, including the risk of fraud by employees or other parties, record-keeping error, errors resulting from faulty computer or telecommunication systems, computer failures or interruption, and damage to computer and telecommunication systems caused by internal or external events. We periodically update or change the integrated computer systems and other components of our operating systems. Any significant failure of such systems, whether as a result of third-party actions or in connection with planned upgrades and conversions, could disrupt our operations and adversely affect our ability to collect on contracts and comply with legal and regulatory requirements. Additionally, our systems are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and network and telecommunications failures. Our systems may also be vulnerable to unauthorized access, computer hackers, computer viruses, and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions to or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these incidents. We have backup systems and we periodically test disaster recovery scenarios; however, this may not prevent a systems failure or allow us to timely resolve any systems failures. Any interruption to our systems could have a material adverse effect on our results of operations and financial condition.

Reliance on our outsourced business functions could adversely affect our business.

We outsource a portion of our collections and internet sales functions to companies in Barbados and Honduras. While we believe there are benefits to these arrangements, outsourcing increases our operational complexity and decreases our control. We rely on these service providers to provide a high level of service and support, which subjects us to risks associated with inadequate or untimely service. For example, the outsourcing of collection functions could result in lower collection rates than we would have achieved had we performed the same functions internally. In addition, if these outsourcing arrangements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider or provide them using our internal resources. We may be unable to replace, or be delayed in replacing, these sources and there is a risk that we would be unable to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner. In the future, we may outsource other business functions. If any of these or other risks related to outsourcing were realized, our financial position, liquidity and results of operations could be adversely affected.

The personal information that we collect may be vulnerable to breach, theft, or loss, the occurrence of any of which could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use, and retain large amounts of personal information regarding our customers, employees, and their families, including social security numbers, tax return information, personal and family financial data, and credit card numbers. Our computer networks and the networks of certain of our vendors that hold and manage confidential information on our behalf may be vulnerable to unauthorized access, employee theft or misuse, computer hackers, computer viruses, and other security threats. Confidential information may also inadvertently become available to third parties when we integrate systems or migrate data to our servers following an acquisition or in connection with periodic hardware or software upgrades.

Due to the sensitive nature of the personal information stored on our servers, our networks may be targeted by hackers seeking to access this data. A user who circumvents security measures could misappropriate sensitive information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of privacy. In addition, errors in the storage, use, or transmission of personal information could result in a breach of privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require us to implement certain policies and procedures, such as the procedures we adopted to comply with the Red Flags Rule that was promulgated by the Federal Trade Commission under the federal Fair Credit Reporting Act and that requires the establishment of guidelines and policies regarding identity theft, and could require us to make certain notifications of data breaches and restrict our use of personal information. A violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A major breach, theft, or loss of personal information that is held by us or our vendors, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation and result in further regulation and oversight by federal and state authorities and increased costs of compliance.

New business ventures could expose us to business risks not previously encountered.

In the fourth quarter of 2011, we introduced an indirect lending line of the business through a wholly-owned subsidiary called GFC Lending, LLC dba GO Financial (“GO”). This line of business is in addition to our other operations, and does not replace DriveTime vehicle sales or financings. Although we have leveraged much of the knowledge and resources of our existing infrastructure, the third party nature of GO transactions exposes GO’s portfolio to risk that has not been traditionally present in the DriveTime portfolio. We will continue to monitor and make changes to our business plan to minimize risks to the GO portfolio, however, the following risks are inherent to GO:

•

GO will rely on third party dealers, not owned or operated by DriveTime, for its originations; the quality and accuracy of the loans originated, including customer fraud, vehicle quality, and the presence or absence of warranties or extended services contracts covering vehicle repair, will impact the quality of receivables in our GO portfolio.

•	GO deals have customer payment terms different from our traditional arrangements, but those which are customary in the indirect lending business.

•	The infrastructure we built to facilitate GO transactions could fail and would result in substantial write-offs to capitalized software projects.

•	GO may experience operating difficulty in certain states in which we are doing business due to regulatory restrictions specific to subprime lending.

•	Loan portfolio performance may prove to be unprofitable if loss rates of the GO portfolio exceed our expectations.

•	The GO brand could negatively impact the DriveTime brand.

•	As GO grows, it may end up with a concentration of third-party dealers in a state or states increasing credit quality and dealer risks.

•

Third parties will administer ancillary product offerings, such as vehicle service contracts, and if they fail to perform our loans may perform worse than anticipated and we will have the cost and risk of finding competent, cost effective alternatives in a timely manner.

•

Our third-party dealers must also comply with credit and trade practice statutes and regulations. Their failure to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies.

•

The sale of vehicle service contracts and other products by our third party dealers in connection with loans assigned to us is also subject to state laws and regulations. As we are the holder of loans that may, in part, finance these products, some of these state laws and regulations may apply to our servicing and collection of the loans. Although these laws and regulations do not significantly affect our business, there can be no assurance that insurance or other regulatory authorities in the jurisdictions in which these products are offered will not seek to regulate or restrict the operation of our business in these jurisdictions.

•

A number of risks related to DriveTime also apply to GO, including capital to finance the business, our substantial debt, cash flow, compliance with our agreements with our lenders, the risk of being in the subprime segment of the market, interest rates, efficacy of our credit scoring model, servicing of our loans, key personnel, confidentiality of customer information, and regulatory changes and concerns.

There can be no assurance that GO will be successful, and it could have unintended consequences which would have an adverse effect on our results of operations or financial condition. GO also involves numerous other risks, including the diversion of management’s attention from other business concerns.

We are dependent on the services of certain key personnel and the loss of their services could harm our business.

We believe that our success depends on the continued employment of our senior executive management team, including our Chief Executive Officer and President, Raymond C. Fidel, our Chief Financial Officer, Mark G. Sauder, our Executive Vice President of Credit Risk, Alan J. Appelman, and our Executive Vice President and General Counsel, Jon D. Ehlinger. The unexpected loss of the services of any of our key executive management personnel or our inability to attract new management when necessary could have a material adverse effect on our operations. We do not currently maintain key person life insurance on any member of our executive management team other than Mr. Fidel.

Additionally, our success depends on the key management personnel at our corporate offices and the dealerships in our local markets. The market for qualified employees in the automotive and finance industries and in the markets in which we operate, particularly for qualified general managers, loan managers, and collections personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. We also believe that our competitors pursue many of our managerial and collections and sales and service personnel from time to time. The loss of a group of key employees in any of our markets could have a material adverse effect on our business and results of operations in that market or across many or all markets in which we operate.

If all or some portion of our employees elect to collectively bargain or join a union, these actions could adversely affect our operations.

As of December 31, 2011, none of our employees was represented by a labor union. The automotive industry is historically an industry in which there is a high degree of labor union participation. If all or some portion of our employees elect to join a labor union, we could experience increased operational costs, work stoppages or strikes, and/or barriers to communication between management and employees. These factors could lead to inefficiencies in the operation of the affected facilities or groups and could cause us to experience a material adverse effect.

We are subject to environmental laws, regulations, and permits that could impose significant liabilities, costs, and obligations.

We are subject to a complex variety of federal, state, and local laws, regulations, and permits relating to the environment and human health and safety. If we violate or fail to comply with these laws, regulations, or permits, we could be fined or otherwise sanctioned by regulators. These environmental requirements, and the enforcement thereof, change frequently, have tended to become more stringent over time, and may necessitate substantial capital expenditures or operating costs. Under certain environmental laws, we could be responsible for the costs relating to any contamination at our or our predecessors’ current or former owned or operated properties or third-party waste disposal sites. We cannot assure you that our costs and liabilities relating to environmental matters will not adversely affect our results of operations, business, financial condition, reputation, or liquidity.

States impose limits on the interest rates we can charge on the installment sales contracts we provide to our customers, and new or lower limits may harm our ability to offset increased interest expenses and can adversely affect our profitability and liquidity.

We operate in states that impose limits on the contract interest rate that a lender may charge, and laws or regulations that limit the interest rates that we can charge can adversely affect our profitability and liquidity. When a state limits the amount of interest that we can charge on our installment sales contracts, we may not be able to offset an increase in interest expense caused by rising interest rates or greater levels of borrowings under our credit facilities. In addition, no assurance can be given that we will not be prohibited by new state laws from charging the interest rates we are currently able to charge on our installment sales contracts or from raising interest rates above certain desired levels. Therefore, these interest rate limitations can adversely affect our profitability and liquidity.

A change in state laws, or the application thereof, relating to the extent to which we can obtain a refund of sales tax for customer defaults could have a material adverse effect on our business.

In general, we are required to collect and remit state and local sales tax on each vehicle we sell. Subject to certain requirements, certain states allow us to collect a refund of prior sales taxes paid to the extent that the receivable becomes uncollectible. For the years ended December 31, 2009, 2010, and 2011 we claimed $12.3 million, $8.9 million, and $8.4 million, respectively, in sales tax credits and refunds relating to receivables that have become uncollectible. If state laws change with respect to the extent to which we can claim a refund for sales tax in such situations, or state taxing authorities change their position with respect thereto, we could experience a material adverse effect. In this regard, on February 24, 2011, we received an unfavorable ruling from the Nevada Supreme Court with respect to the efficacy of certain sales tax refunds we requested for prior tax years. While only applicable to 2002 and 2003, this ruling could affect subsequent tax years as well.

We may be adversely affected by product liability exposure claims.

DriveTime, and the automotive industry generally, is exposed to product liability claims in the event that the failure of our products to perform to specifications results, or is alleged to result, in property damage, bodily injury, and/or death. In connection with such product liability claims, we may incur significant costs to defend such claims and we may experience material product liability losses in the future. We cannot assure you that we will have sufficient resources, including insurance to the extent it is available, to cover such product liability claims, and the outcome of various legal actions and claims could have a material adverse effect on our results of operations and financial condition.

We have programs for our customers to provide insurance covering our collateral in the event of theft or an accident. If our customers do not maintain insurance, it could negatively impact our operations and/or profitability.

Certain of our customers have difficulty obtaining and maintaining affordable insurance for their vehicles. We offer a separate collateral protection insurance program. Under this program, we offer customers dual interest collateral protection insurance administered through a third party with whom we have a contractual relationship. We do not offer a liability insurance product. There is a risk customers will not maintain collateral protection insurance, which could adversely affect our recoveries.

Failure to register our dealership sales business subsidiary in the relevant jurisdictions would cause a severe disruption in our operations.

In connection with our applications for renewal of the relevant license or registration, a state licensing authority could decide to withhold or delay approval of the relevant license or registration and prohibit DriveTime Car Sales, a subsidiary of DTAG, from operating one or more of our dealerships until certain requirements are met. We cannot anticipate what these requirements might entail or whether we will be able to comply with any such requirements in a timely manner. If the relevant license or registration is not granted for DriveTime Car Sales to operate in any state, it would cause a severe disruption in our operations in that state, which could have a material adverse effect on our business, financial condition and results of operations. We have recently expanded our operations into new states and intend to continue our expansion. A failure to attain the proper licensing and registration requirements for our expansion could disrupt our ability to further expand our business.

We could suffer a material adverse effect if the IRS challenged our position on intercompany sales of receivables.

We generally recognize losses for U.S. federal income tax purposes on the intercompany sales of receivables from DTAG to DTAC. This practice is standard within our industry and our interpretation is not meaningfully different from other companies in our industry. However, the IRS may challenge our position and seek to defer our recognition of such losses. If the IRS were able to successfully challenge our position, there could be a material adverse effect on our results of operations and financial condition.

Our Chairman and principal shareholder can direct our management and policies through his right to elect our board of directors and to control substantially all matters requiring a stockholder vote.

Ernest C. Garcia II, our Chairman and principal shareholder, beneficially owns the majority of our outstanding common stock. Mr. Garcia is not actively involved in the day-to-day management of our operations, and, in addition, certain agreements to which we are a party, including the indenture governing the notes, the agreements governing our other indebtedness, and our origination agreement with DTAC pursuant to which DTAC purchases all of the auto loan receivables we originate, limit the control Mr. Garcia otherwise could exercise over our business and operations. In practice, Mr. Garcia has limited or no involvement in business or operational decisions, which are reserved for the executive management team and the board of directors. Nevertheless, subject to the limitations provided in such agreements, Mr. Garcia has the power to elect our entire board of directors and determine the terms and outcome of any corporate transaction or other matters required to be submitted to shareholders for approval, including the amendment of our certificate of incorporation, mergers, consolidations and the sale of all or substantially all of our assets. Because his interests as an equity holder may conflict with the interests of holders of the notes, he may cause us to take actions that, in his judgment, could enhance his equity but may be prejudicial to the holders of the notes.

Conflicts of interest may arise as a result of affiliations that our directors or executive officers have with Verde Investments, Inc. or other companies with which we have material relationships.

Ernest C. Garcia II, our Chairman and controlling stockholder, is also the owner of Verde Investments, Inc., a company with which we have historically had material leasing and financing relationships. See “Item 13—Certain Relationships and Related Transactions, and Director Independence.” In addition, there may occur future transactions between us and Verde which could give rise to a conflict of interest on the part of Mr. Garcia. While transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our Board of Directors and a majority of our disinterested directors, or a committee consisting solely of disinterested directors, approves the transaction, any such conflict of interest could have a material adverse effect on our business, results of operations or financial condition.

Item 1B. Unresolved Staff Comments.

The Company is neither an accelerated filer nor a large accelerated filer, nor is it a well-known seasoned issuer, and, therefore, this Item is not applicable to the Company.

Item 2. Properties

Dealerships and Facilities

As of December 31, 2011, we operated 89 dealerships and 16 reconditioning facilities in 35 geographic regions in 17 states. Select information regarding these dealerships is as follows:

Region	Total SQ Footage of Facilities	Date first Facility opened	Number of Dealerships	Number of Reconditioning Facilities	Reconditioning Facility Bays with Lifts	DriveTime Owned Facilities
Dallas	66,128	Sept 1997	8	2	79	0
Atlanta	58,600	Sept 1997	5	1	90	1
Orlando	26,227	Sept1999	7	1	45	0
Phoenix	35,012	Dec 1994	5	1	32	2
San Antonio	15,956	March 1997	5	1	60	1
Tampa	27,639	Jan 1997	5	1	48	2
Los Angeles	41,530	Sept 1997	4	1	32	0
Greensboro	21,137	Feb 2007	3	0	0	0
Las Vegas	40,697	Oct 1996	2	1	23	1
Charlotte	35,534	Aug 2006	5	1	68	1
Austin	31,800	Nov 2004	3	0	0	0
Richmond	12,431	Dec 1999	3	1	26	1
Albuquerque	16,810	Oct 1997	3	1	7	0
Jacksonville	12,582	April 2006	3	0	0	0
Norfolk	11,779	May 2005	3	0	0	0
Denver	41,660	May 2007	2	1	32	0
Greenville	18,950	May 2010	1	0	0	0
Fayetteville	15,000	July 2010	1	0	0	0
Houston	92,676	June 2011	2	1	28	1
Columbia	23,733	June 2010	1	0	0	0
Birmingham	12,300	Oct 2010	2	0	0	0
Oklahoma City	4,348	Jan 2010	1	0	0	0
Nashville	26,678	Dec 2009	2	0	0	0
Memphis	38,992	Nov 2010	1	1	26	1
Tulsa	8,651	July 2010	1	0	0	0
Mobile	18,017	Dec 2010	1	0	0	0
Tucson	3,821	May 1994	1	0	0	0
Chattanooga	10,010	Oct 2010	1	0	0	0
Indianapolis	44,275	April 2011	2	1	25	1
Knoxville	9,931	Dec 2010	1	0	0	0
Charleston	10,790	March 2011	1	0	0	0
Jackson	8,000	May 2011	1	0	0	0
Augusta	7,618	Sept 2011	1	0	0	0
Cincinnati	12,000	Sept 2011	1	0	0	0
Savannah	6,600	Nov 2011	1	0	0	0

	867,912		89	16	621	12

Item 3. Legal Proceedings

We are involved in various claims and actions arising in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on us. We believe appropriate accruals have been made for the disposition of these matters. In accordance with ASC 450, Contingencies, we establish an accrual for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed monthly and adjusted to reflect the impact of negotiations, settlements and payments, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal expenses related to defense, negotiations, settlements, rulings, and advice of outside legal counsel are expensed as incurred.

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

Item 4. Mine Safety Disclosures.

None.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for our common equity. Approximately 98.3% of our common equity is beneficially owned by our Chairman and principal shareholder, Ernest C. Garcia, II. The remaining 1.7% is held, subject to certain vesting restrictions, by our Chief Executive Officer, Raymond C. Fidel, subject to vesting as described more fully under “Item 11—Executive Compensation— Compensation Discussion and Analysis—Chief Executive Officer Restricted Stock Grant.” See also Note 12—Shareholders’ Equity & Dividends to our consolidated financial statements for information regarding cash dividends.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. The consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009, and data from the consolidated balance sheet as of December 31, 2011 and 2010, have been derived from our audited financial statements, which are included elsewhere in this report. The consolidated statements of operations for the years ended December 31, 2008 and 2007, and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007, have been derived from our audited financial statements, which are not included in this report. Our historical results are not necessarily indicative of our results for any future period.

You should read the following selected financial and other data in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
Consolidated Statements of Operations:
Revenue:
Sales of used vehicles	$838,242	$760,767	$694,460	$796,750	$963,621
Interest income	283,065	264,974	251,822	261,875	250,628

Total revenue	1,121,307	1,025,741	946,282	1,058,625	1,214,249

Costs and expenses:
Cost of used vehicles sold	544,504	481,210	394,362	477,255	575,234
Provision for credit losses	207,198	175,900	223,686	300,884	283,407
Portfolio debt interest expense	43,475	68,314	75,293	64,323	57,930
Non-portfolio debt interest expense	3,034	14,757	35,373	32,759	18,771
Senior secured notes interest expense	26,541	15,031	—	—	—
Selling and marketing	22,790	27,900	31,491	28,644	36,210
General and administrative	168,331	154,374	150,600	159,561	154,018
Depreciation expense	16,075	13,751	13,061	14,088	15,784
Loss (Gain) on extinguishment of debt, net (1)	—	3,418	(30,311)	(19,699)	—

Total costs and expenses	1,031,948	954,655	893,555	1,057,815	1,141,354

Income before income taxes	89,359	71,086	52,727	810	72,895
Income tax expense (2)	1,221	404	730	1,090	1,000

Net income (loss)	$88,138	$70,682	$51,997	$(280)	$71,895

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Unaudited)
	($ in thousands, except per vehicle sold data)
Dealerships:

Dealerships in operation at end of period	89	85	78	86	103
Average number of vehicles sold per dealership per month	54	54	52	49	55

Retail Sales:

Number of used vehicles sold	56,109	52,498	49,500	55,415	66,922
Average age of vehicles sold (in years)	5.4	4.3	4.1	4.1	3.9
Average mileage of vehicles sold	79,741	71,300	68,076	67,428	64,898
Per vehicle sold data:
Average sales price	$14,940	$14,491	$14,029	$14,378	$14,399
Average cost of used vehicle sold	$9,704	$9,166	$7,967	$8,612	$8,596
Average gross margin	$5,236	$5,325	$6,062	$5,766	$5,803
Gross margin percentage	35.0%	36.7%	43.2%	40.1%	40.3%

Loan Portfolio:

Principal balances originated	$829,164	$747,329	$686,214	$789,360	$959,517
Average amount financed per origination	$14,781	$14,244	$13,867	$14,250	$14,341
Number of loans outstanding – end of period	137,293	134,264	127,737	125,070	124,228
Principal outstanding – end of period	$1,466,680	$1,381,092	$1,312,216	$1,342,855	$1,343,085
Average principal outstanding during the period	$1,469,528	$1,378,486	$1,364,782	$1,410,292	$1,271,678
Average effective yield on portfolio (3)	19.5%	19.9%	19.3%	19.3%	20.0%
Allowance for credit losses as a percentage of portfolio principal	15.1%	15.0%	16.6%	18.1%	18.2%
Portfolio performance data:
Portfolio delinquencies over 30 days (4)	11.2%	9.1%	7.4%	9.4%	8.6%
Principal charged-off as a percentage of average principal outstanding	23.0%	22.0%	26.6%	30.3%	27.2%
Recoveries as a percentage of principal charged-off	42.8%	38.5%	31.7%	29.4%	32.9%
Net charge-offs as a percentage of average principal outstanding	13.1%	13.5%	18.2%	21.4%	18.2%

Financing and Liquidity:

Unrestricted cash and availability (5)	$230,267	$145,837	$40,407	$50,232	$126,309
Ratio of net debt to shareholders’ equity (6)	2.4x	2.4x	3.4x	3.9x	3.8x
Total average debt	$1,100,128	$1,141,428	$1,047,522	$1,153,122	$1,063,806
Weighted average effective borrowing rate on total debt (7)	6.6%	9.2%	10.6%	8.4%	7.2%

	As of December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,930	$23,677	$21,526	$25,533	$42,241
Restricted cash and investments held in trust (8)	99,716	81,891	84,064	71,223	107,271
Finance receivables (9)	1,495,340	1,408,741	1,340,591	1,375,019	1,375,961
Allowance for credit losses	(221,533)	(208,000)	(218,259)	(242,600)	(244,034)
Inventory	212,247	145,961	115,257	100,211	136,642
Total assets	1,766,829	1,568,154	1,432,080	1,430,738	1,515,646
Portfolio debt	924,026	817,040	873,363	732,621	923,477
Non-portfolio debt	99,296	55,338	213,852	374,446	246,537
Senior secured debt	198,058	197,829	—	—	—
Total debt (10)	1,221,380	1,070,207	1,087,215	1,107,067	1,170,014
Shareholders’ equity	457,849	418,767	293,145	266,008	276,771

(1)	During the years ended December 31, 2008, 2009, and 2010, we repurchased outstanding indebtedness, resulting in net gains and losses on extinguishment of debt.
(2)

We elect to be treated as an S-corporation for federal and state income tax purposes. There is no provision for income taxes, except for a reduced amount of entity level state tax in certain jurisdictions, and for one of our subsidiaries which is a C-corporation. Income and losses flow through to our shareholders, who report such income and losses on individual income tax returns.

(3)

Average effective yield represents the interest income earned at the contractual rate (stated APR) less the write-off of accrued interest on charged-off loans and amortization of loan origination costs (which includes the write-off of unamortized loan origination costs on charged-off loans), plus interest earned on investments held in trust and late fees earned.

(4)

Delinquencies are presented on a Sunday-to-Sunday basis, which reflects delinquencies as of the nearest Sunday to period end. Sunday is used to eliminate any impact of the day of the week on delinquencies since delinquencies tend to be higher mid-week. We modified our charge-off policy in December 2011. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Comparability—Modification to Charge-off Policy, for more information. As a result, certain delinquencies from 91-120 days past due are now included in our delinquency ratio. As of December 31, 2011, delinquencies that were 91-120 days past due represented 0.30% of the total portfolio.

(5)

Unrestricted cash and availability consists of cash and cash equivalents plus available borrowings under the portfolio warehouse, residual, and inventory facilities, based on assets pledged or available to be pledged to the facilities.

(6)

Net debt is calculated as total debt less restricted cash and investments held in trust securing various debt facilities. Ratio of net debt to shareholders’ equity is calculated as net debt divided by total shareholders’ equity.

(7)	Includes the effect of unused line fees and amortization of discounts and debt issuance costs.
(8)

Restricted cash and investments held in trust consist of cash and cash equivalents pledged as collateral under securitization transactions, portfolio warehouse facilities, and term financing facilities.

(9)	Finance receivables include principal balances, accrued interest, and capitalized loan origination costs.
(10)	Total debt excludes accounts payable, accrued expenses, and other liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and our liquidity and capital resources should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Item 1A—Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are the leading used vehicle retailer in the United States with a sole focus on the sale and financing of quality vehicles to the subprime market. Through our branded dealerships, we provide our customers with a comprehensive end-to-end solution for their automotive needs, including the sale, financing, and maintenance of their vehicles. As of December 31, 2011, we owned and operated 89 dealerships and 16 reconditioning facilities located in 35 geographic regions throughout 17 states. For the year ended December 31, 2011, we sold 56,109 vehicles, generated $1.1 billion of total revenue, and generated $180 million of Adjusted EBITDA. We provide financing for substantially all of the vehicles we sell. We do not utilize third-party finance companies or banks to finance vehicles for our customers, and many of our customers may be unable to obtain financing to purchase a vehicle from another company, so financing is an essential component of the services that we provide to our customers.As of December 31, 2011, our loan portfolio had a total outstanding principal balance of $1.5 billion. We maintain our loan portfolio and related financings on our balance sheet.

Fiscal 2011 Highlights

•	Total revenue increased 9.3% to $1.1 billion in 2011, from $1.0 billion in 2010.

•	Unit sales increased 6.9% to 56,109 in 2011, from 52,498 in 2010.

•

We opened 11 stores in seven new geographic regions including Charleston, South Carolina; Indianapolis, Indiana; Jackson, Mississippi; Augusta, Georgia; Cincinnati, Ohio; Savannah, Georgia; and Houston, Texas.

•	We completed the rebranding and remodeling of our legacy dealerships.

•

We added Wells Fargo to our banking relationships by executing a $150.0 million long-term portfolio warehouse facility. Wells Fargo also serves as lead-lender on our new $140.0 million inventory facility.

•	We completed three securitizations, by issuing an aggregate of $708.1 million of asset backed securities.

•

We launched an indirect lending line of business, GO Financial (“GO”), during the fourth quarter 2011. GO provides indirect subprime auto financing to non- DriveTime dealers, focusing primarily in markets where we do not have existing dealerships.

Statement of Operations—Line Item Descriptions

Revenue

Sales of used vehicles

We derive a significant portion of our revenue from the sale of used vehicles. Revenue from sales of used vehicles is derived by the number of vehicles sold multiplied by the sales price per vehicle. Sales revenue is reported net of a reserve for returns. Factors affecting revenue from sales of used vehicles include the number of used vehicles we sell and the price at which we sell our vehicles.

The number of used vehicles we sell depends on the volume of customer applications received and the conversion rate from customer application to sale. Application volume is a function of the number of dealerships, advertising, customer referrals, repeat customer volume, other marketing efforts, competition from other used car dealerships, availability of credit from other subprime finance companies, and general economic conditions. The conversion rate from customer application to sale is a function of our underwriting standards, customer sales experience, customer affordability, vehicle inventory, and warranty provided. The price at which we sell our vehicles is dependent on base inventory cost, reconditioning costs, and our pricing strategy.

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

The cost of used vehicles sold is affected by a variety of factors including: (i) the cost of vehicles purchased at auction, (ii) the supply and demand of vehicles purchased at auction, (iii) the quality, make, model, and age of vehicles acquired, (iv) transportation costs, (v) reconditioning parts and labor costs along with costs to operate our reconditioning facilities, and (vi) warranty costs.

Provision for credit losses

Provision for credit losses is the charge recorded to operations to maintain an allowance adequate to cover losses inherent in the portfolio. We charge-off the entire principal balance of receivables that are contractually 91 or more days past due at the end of a month unless the customer has made a qualifying minimum payment within the previous 30 days from month-end, in which case the customer loan would not charge-off until 121 days contractually past due. At time of charge-off, we record a receivable for estimated recoveries on charged-off receivables, which is included in other assets. The allowance for credit losses varies based on size of the loan portfolio and the expected performance of the loans. Loan performance is a function of the underlying credit quality of the portfolio, the effectiveness of collection activities, auction values for repossessed vehicles, other ancillary collections, and overall economic conditions.

We anticipate the allowance for credit losses to grow as we increase origination volume and grow our portfolio. However, the allowance as a percentage of portfolio principal may increase or decrease based on the underlying performance of loans originated, value of collateral, and the change in credit grade mix of loans originated.

Interest expense

Portfolio debt interest expense consists of interest and related amortization of debt issuance costs on our portfolio warehouse facilities, securitizations, PALP financings, and term residual financings.

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

Senior secured debt interest expense consists of interest expense and related amortization of discount and fees on our 12.625% Senior Secured Notes due 2017.

Selling and marketing

Selling and marketing expenses are generally affected by the cost of advertising media and our marketing strategy. Selling and marketing expenses include advertising and marketing-related costs. Prior to 2010, selling and marketing expenses included the commission expense of our sales force under our previous sales compensation structure. In 2010, we began transitioning the compensation our sales force through a structure that was weighted more heavily toward salaries and bonuses than commission. Therefore, compensation of our sales force in 2010 and 2011 is included in general and administrative expense.

General and administrative

General and administrative expenses include compensation and benefits, property-related expenses, collection expenses on our portfolio, store closing costs, and other ancillary expenses, such as professional fees and services.

General and administrative expenses increase and decrease primarily as a result of costs associated with expansion and contraction of our dealership base. As we grow our portfolio, certain collection related costs may increase as we manage a larger servicing platform.

Gain (Loss) on extinguishment of debt, net

Gain (Loss) on extinguishment of debt, net represents the difference between the carrying value of the debt we repurchased and the purchase price at which we repurchased the debt, net of the write-off of unamortized debt issuance costs and discounts.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

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

Revenue recognition

Revenue from the sale of used vehicles is recognized upon delivery, when the sales contract is signed, and the agreed-upon down payment or purchase price has been received. Sales of used vehicles include revenue from the sale of used vehicles at the contractual sales price, net of a reserve for returns. The reserve for returns is estimated using historical experience and trends and could be affected if future vehicle returns differ from historical averages. A 10.0% increase in our rate of returns would result in a $0.1 million and $0.2 million increase in our sales return allowance (and corresponding decrease in revenue) for the year-ended December 31, 2011 and 2010, respectively. Revenue is recognized at time of sale since persuasive evidence of an arrangement in the form of an installment sales contract exists, we have delivered the vehicle to the customer, transferred title, the sale has a fixed and determinable price, and collectability is reasonably assured.

Allowance for credit losses

We maintain an allowance for credit losses on an aggregate basis at a level we consider sufficient to cover probable credit losses inherent in our portfolio of receivables as of each reporting date utilizing a loss emergence period to cover estimated losses. The allowance takes into account historical credit loss experience, including timing, frequency and severity of losses. This estimate of existing probable credit losses inherent in the portfolio is primarily based on static pool analyses by month of origination based on origination principal, credit grade mix and deal structure, including down payment and term. The evaluation of the adequacy of the allowance also considers factors and assumptions regarding the overall portfolio quality, delinquency status, the value of the underlying collateral, current economic conditions that may affect the borrowers’ ability to pay, and the overall effectiveness of collection efforts.

The static pool loss curves by grade are adjusted for actual performance to date, and historical seasonality patterns. The forecasted periodic loss rates, which drive the forecast for estimated gross losses (before recoveries) are calculated by factoring amortization speed and origination terms. Charge-offs have a natural seasonality pattern such that they are typically lower during the first and second quarters of each calendar year because customers tend to have additional money from tax refunds to apply to their loans, compared to the third and fourth quarters when charge-offs tend to increase. Recoveries are estimated using historical unit and dollar static pool recovery activity to forecast recoveries for estimated charge-offs at the balance sheet date. The forecasted recovery rates (on a per unit basis) are based on the historical unit recovery trend by recovery type and adjusted for the estimated impact of economic and market conditions.

The allowance model is sensitive to changes in assumptions such that an increase or decrease in our forecasted net charge-offs would increase or decrease the allowance as a percentage of principal outstanding required to be maintained. The amount of our allowance is sensitive to losses within credit grades, recovery values, deal structure, the loss emergence period and overall credit grade mix of the portfolio. In the event loss assumptions used in the calculation of the allowance for credit losses were to increase, there would be a corresponding increase in the amount of the allowance for credit losses, which would decrease the net carrying value of finance receivables and increase the amount of provision for credit losses, thereby decreasing net income. A 5% increase in our frequency loss assumption would increase the allowance for credit losses and our provision for credit losses by $10.4 million and $8.4 million as of December 31, 2011 and 2010, respectively. Also, a 5% decrease in our assumed recoveries per loan charged-off, would result in an increase to the allowance for credit losses and provision for credit losses of $6.0 million and $4.2 million as of December 31, 2011 and 2010, respectively. Our ability to forecast net charge-offs and track static pool net losses by month of origination are a critical aspect of this analysis.

Although it is reasonably possible that events or circumstances could occur in the future that are not presently foreseen, which could cause actual credit losses to be materially different from the recorded allowance for credit losses, we believe that we have given appropriate consideration to the relevant factors and have made reasonable assumptions in determining the level of the allowance. Our credit and underwriting policies, adherence to such policies, and the execution of collections processes have a significant impact on collection results, as well as the economy as a whole. Changes to the economy, unemployment, auction prices for repossessed vehicles, and collections and recovery processes could materially affect our reported results.

Recovery receivables

Recovery receivables consist of estimated recoveries to be received on charged-off receivables, including proceeds from selling repossessed vehicles at auction, along with insurance, bankruptcy and deficiency collections. The recovery amount from selling repossessed vehicles at auction is a forecast of vehicles to be recovered from loans previously charged-off and vehicles currently in our possession. Based on our extensive experience and historical database of auction recoveries, we estimate the number of units we will recover and the value that we will receive for these vehicles at auction. Our forecast utilizes historical data with respect to recovery rates, values, and time from charge-off to repossession. In order to estimate auction recoveries we utilize historical static pool unit recovery rates, as adjusted for recent market trends, to arrive at the forecasted recovery dollars by static pool month of charge-off. Insurance, bankruptcy and deficiency collections are estimated using historical trends adjusted for changes to recovery practices.

Valuation of inventory

Inventory consists of used vehicles held-for-sale or currently undergoing reconditioning and is stated at the lower of cost or market value. Vehicle inventory cost is determined by specific identification. Direct and indirect vehicle reconditioning costs including parts and labor, costs to transport the vehicles to our dealership locations, buyer costs, and other incremental costs are capitalized as a component of inventory cost. Determination of the market value of inventory involves assumptions regarding wholesale loss rates derived from historical trends and could be affected by changes in supply and demand at our retail locations and at the auctions. A 1.0% decrease in the valuation of our inventory at December 31, 2011 would result in a decrease in net income of approximately $2.1 million.

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

Limited warranty

Our DriveCare® limited warranty provides major mechanical and air-conditioning coverage, on every used vehicle we sell. The limited warranty covers vehicles for 36 months or 36,000 miles, whichever comes first, and includes three oil changes a year at Sears Automotive and other locations and 24/7 roadside assistance. The warranty is included in the sales price of the vehicle and is not sold as a separate product. A liability for the estimated cost of vehicle repairs under our warranty program is established at the time a used vehicle is sold by charging costs of used vehicles sold. The liability is evaluated for adequacy through an analysis based on the program’s historical performance of cost incurred per unit sold, management’s estimate of frequency of vehicles to be repaired and severity of claims based on vehicles currently under warranty, the make, mileage, and age of vehicles under warranty, the estimated cost of oil changes, and the estimated cost of roadside assistance, both of which are based on the program’s historical performance and our expectation of future usage. These assumptions are further affected by mix, mileage, and age of vehicles sold and our ability to recondition vehicles prior to sale. A 5.0% increase in our warranty frequency assumptions related to warranty usage and a 5.0% increase in our warranty severity assumptions would result in a $1.5 million increase in our warranty accrual at December 31, 2011, and a corresponding reduction in net income.

Factors Affecting Comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

New business line

In December 2011, we launched GO Financial. GO provides indirect subprime auto financing to non-DriveTime dealers, focusing primarily in markets where we do not have existing DriveTime dealerships. This business line was launched during our fourth quarter and was not material to our financial results, however in 2012, we expect that GO’s originations of dealer financings will continue to grow. Growth of GO will increase our total revenue and portfolio size over time, however, GO is not expected to have a significant net impact to our consolidated results for 2012. Further, GO will incur operating expense as it hires personnel, organizes and registers in various states with various regulatory authorities, and incurs other costs of doing business thereby increasing our general and administrative expenses.

Modification to Charge-off Policy

Prior to December 2011, loans were charged-off at 91 days contractually past due. In December 2011, we made a modification to our charge-off policy. Under our new policy, we charge-off the entire principal balance of receivables that are contractually 91 or more days past due at the end of a month, unless the customer has made a qualifying minimum payment within the previous 30 days from month-end, in which case the customer loan would not charge-off until 121 days contractually past due. This change in policy was made as a result of a change in delinquency patterns, partially resulting from a fully centralized collections environment, and an analysis which indicated that loans which have made a payment within 30 days, are collectible, therefore, should not be charged-off. This change was treated as a change in accounting estimate. If this change was not executed, for the year-ended December 31, 2011, net charge-offs would have been $2.6 million higher than reported, provision for credit losses would have been $2.0 million higher than reported, interest income would have been $0.1 million lower than reported, and net income would have been $2.1 million lower than reported. Although the change in policy may cause our delinquencies to be higher than historical rates, we do not expect this change to have a significant impact on 2012 charge-offs or the allowance as a percent of principal outstanding.

Results of Operations

Comparison of years ended December 31, 2011 and 2010

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2011	2010	% Change
	($ in thousands)
Revenue:
Sales of used vehicles	$838,242	$760,767	10.2%
Interest income	283,065	264,974	6.8%

Total revenue	1,121,307	1,025,741	9.3%
Costs and expenses:
Cost of used vehicles sold	544,504	481,210	13.2%
Provision for credit losses	207,198	175,900	17.8%
Portfolio debt interest expense	43,475	68,314	(36.4)%
Non-portfolio debt interest expense	3,034	14,757	(79.4)%
Senior secured debt interest expense	26,541	15,031	76.6%
Selling and marketing	22,790	27,900	(18.3)%
General and administrative	168,331	154,374	9.0%
Depreciation expense	16,075	13,751	16.9%
Loss (Gain) on extinguishment of debt, net	—	3,418	(100.0)%

Total costs and expenses	1,031,948	954,655	8.1%

Income before income taxes	89,359	71,086	25.7%
Income tax expense	1,221	404	202.2%

Net income	$88,138	$70,682	24.7%

Sales of used vehicles

Revenue from sales of used vehicles increased for the year ended December 31, 2011 compared to the same period during 2010. This increase in revenue was primarily due to an increase in sales volume of 6.9%, coupled with an increase in the average sales price per vehicle of 3.1%. The increase in sales volume is primarily attributable to an increase in the average number of stores in operation as a result of opening a net of four new stores in 2011. The increase in average sales price per vehicle sold is attributable to an overall increase in the average cost of used vehicles sold, primarily as a result of an increase in wholesale used vehicle prices causing our acquisition cost to increase. See also “—Cost of used vehicles sold”.

Interest income

Interest income increased for the year ended December 31, 2011 compared to 2010. This increase is primarily due to an increase in our average portfolio principal outstanding for the year ended December 31, 2011, partially offset by a decrease in average portfolio yield. Average portfolio principal outstanding increased $91.0 million during the year ended December 31, 2011, compared to 2010. This increase was the result of an increase in originations over portfolio run-off. Average portfolio yield decreased slightly, as a result of a decrease in average APR of loans originated during the period. See “Originations” below for further discussion.

Cost of used vehicles sold

Total cost of used vehicles sold increased for the year ended December 31, 2011 compared to 2010. This increase is due to an increase in the number of vehicles sold and an increase in the average total cost of vehicles sold of 5.9%. Our cost of vehicles sold per unit increased primarily as a result of higher acquisition costs at auction and an increase in vehicle reconditioning costs. Acquisition costs have increased as a result of an appreciation in wholesale used vehicle prices. Wholesale used vehicle prices increased during the year ended December 31, 2011, compared to 2010, as a result of increased demand for used vehicles, coupled with a decrease in supply of used vehicles nationwide. Vehicle reconditioning costs have increased as a result of an increase in the average age and mileage of vehicles sold, in an effort to maintain overall affordability for our customers.

Gross margin

Gross margin total dollars increased for the year ended December 31, 2011 compared to 2010, however gross margin as a percentage of sales revenue decreased. The increase in gross margin dollars is attributable to an increase in total units sold year over year. The decrease in gross margin percentage is primarily attributable to an increase in our “Cost of used vehicles sold” as described above, while only a portion of these costs were passed on to our customers through an increase in sales price. In an effort to maintain affordability for our customers, our total cost per vehicle sold increased 5.9% during the year ended December 31, 2011, while our average price per vehicle sold only increased 3.1%, for the year ended December 31, 2011, compared to the same period in 2010.

Provision for credit losses

Provision for credit losses increased for the year ended December 31, 2011, compared to 2010. The increase is primarily the result of an increase in the principal balance of loans outstanding as a result of an increase in originations over portfolio run-off, in conjunction with a slight increase in allowance for credit losses as a percentage of loan principal.

Net charge-offs as a percent of average outstanding principal decreased to 13.1% from 13.5% for the year ended December 31, 2011 compared to the same period in 2010 as a result of an increase in gross charge-offs which was more than offset by an improvement in our recovery rate. Gross principal charged-off increased to 23.0% for the year ended December 31, 2011, compared to 22.0% in 2010. Influencing gross loss rates are general economic conditions including unemployment and underemployment rates and wholesale vehicle prices, which have resulted in the sale of an older, higher mileage vehicle and longer financing terms to maintain customer payment affordability. Recoveries as a percentage of principal charged-off increased to 42.8% from 38.5% for the year ended December 31, 2011, compared to 2010. The improvement in recoveries is due primarily to higher auction values stemming from appreciation in the wholesale used vehicle market.

Portfolio debt interest expense

Total portfolio debt interest expense decreased for the year ended December 31, 2011 compared to 2010. This decrease is a result of a decrease in the overall cost of funds of portfolio debt to 5.1% for the year ended December 31, 2011, compared to 8.2% for 2010. The decrease in our costs of funds is attributable to lower borrowing costs of our recent securitizations and a decrease in borrowing costs of our warehouse facilities. The original duration weighted average coupon of our three most recent securitizations was 3.03% for 2011-1, 2.88% for 2011-2, and 3.97% for 2011-3. In addition, our warehouse facility renewals and additions in 2011 were at lower interest rates than in 2010.

Non-portfolio debt interest expense

Total non-portfolio debt interest expense decreased for the year ended December 31, 2011 compared to 2010. This decrease was primarily due to the exchange of $60.1 million junior secured notes and $40.0 million of subordinated debt (with effective rates of 22.4% and 12.2%, respectively) for equity, and the exchange of $2.0 million junior secured notes and $35.0 million in subordinated debt for an equal principal amount of Senior Secured Notes, both of which occurred in conjunction with the offering of our Senior Secured Notes in June 2010. As a result, the average balance of non-portfolio debt decreased $64.8 million for the year ended December 31, 2011 compared to 2010. Further, the average cost of funds of non-portfolio debt decreased to 4.7% for the year ended December 31, 2011, from 11.6% for the same period in 2010, as a result of these transactions.

Senior secured debt interest expense

Senior secured debt interest expense increased during the year ended December 31, 2011 compared to 2010. This increase was a result of the issuance in June 2010 of our Senior Secured Notes. As a result, we incurred a full year of interest expense in 2011 versus a partial year in 2010. The weighted average effective rate on these notes is 13.3%, which includes amortization of discount and deferred financing costs.

Selling and marketing expense

Selling and marketing expenses decreased for the year ended December 31, 2011 compared to 2010. This decrease was primarily a result of a decrease of $11.1 million in sales commissions as we completed the transition from a 100% commission structure to a base salary plus team and individual bonus compensation structure for sales personnel. This transition began in 2010 and was fully complete in 2011. This decrease was partially offset by a $5.9 million increase in our advertising expenses, primarily related to our television and internet marketing strategy, an increase in television commercial production, and an increase in advertising associated with operating in new geographic locations as a result of expansion of our dealership base into seven new geographic regions.

General and administrative expense

General and administrative expenses increased for the year ended December 31, 2011 compared to 2010. This increase was primarily the result of the increased number of dealerships and reconditioning centers in operation year over year and a corresponding increase in salaries and wages as we increased the number of employees in conjunction with our overall expansion. Salaries and wages expense also increased due to the new salaries and wages structure of sales personnel. See “—Selling and marketing expense” as described above. Lease expense also increased due to the increased number of facilities in operation.

Depreciation expense

Depreciation expense increased for the year ended December 31, 2011 compared to 2010. This increase was primarily the result of an increase in capital expenditures associated with the expansion of our dealership base and information technology infrastructure.

Net income

Net income for the year ended December 31, 2011 increased compared to 2010. The increase in net income for 2011 is a result of an increase in total revenue of 9.3%, primarily as a result of an increase in the volume of vehicles sold and a larger average loan portfolio. Partially offsetting the increase in total revenue was an increase in provision for credit losses and general and administrative expenses, as discussed above.

Originations

The following table sets forth information regarding our originations for the periods indicated:

	Year Ended December 31,		Change
	2011	2010
	($ in thousands, except per loan data)
Amount originated	$829,164	$747,329	$81,835
Number of loans originated	56,096	52,468	3,628
Average amount financed	$14,781	$14,244	$537
Average APR originated	20.7%	21.8%	(1.1)%
Average term (in months)	56.9	53.9	3.0
Average down payment	$1,103	$1,213	$(110)
Down payment as a percent of amount financed	7.5%	8.5%	(1.0)%
Percentage of sales revenue financed (1)	98.9%	98.2%	0.7%

(1)	Represents the dollar amount originated divided by the dollar amount of revenue from sales of used vehicles.

We originate loans in conjunction with each vehicle we sell, unless the sale is a cash transaction. The balance on these loans, together with accrued interest and unamortized loan origination costs, comprises our portfolio of finance receivables. Our receivables are then financed through securitizations and warehouse facilities in order to generate liquidity for our business. See “—Liquidity and Capital Resources.”

During 2011, the number of loans and principal balance of loans we originated increased as compared to 2010. These increases were due to an increase in the number of used vehicles sold and an increase in the average amount financed per loan originated as a direct result of an increase in the average sales price per vehicle sold and a decrease in the average down payment per loan originated. Average APR decreased for the year ended December 31, 2011 compared to the same period in the prior year. The average term increased for the year ended December 31, 2011, compared to the same period in 2010. These changes are a result of our overall interest rate and financing/underwriting strategy, which is designed to optimize affordability to our customers, while considering the effects of retail costs and vehicle pricing.

Receivables portfolio

The following table shows the characteristics of our finance receivables portfolio for the periods indicated:

	As of and for the Year Ended December 31,			Change
	2011		2010
	($ in thousands, except per loan data)
Principal balance receivables, end of period	$1,466,680		$1,381,092	$85,588
Average principal balance, during the period	$1,469,528		$1,378,486	$91,042
Number of loans outstanding, end of period	137,293		134,264	3,029
Average remaining principal per loan, end of period	$10,683		$10,286	$397
Weighted Average APR of contracts outstanding	20.8%		21.0%	(0.2)%
Average age per loan (in months)	15.0		15.3	(0.3)
Delinquencies over 30 days	11.2	%*	9.1%	2.1%

*	- includes delinquencies over 91-120 days past due of 0.3%

Finance receivables principal balance, average principal balance and the number of loans outstanding period over period increased as of and for the year ended December 31, 2011, compared to 2010, due to origination volume exceeding portfolio run-off (regular principal payments, payoffs, and charge-offs).

Delinquencies

As a percentage of total outstanding loan principal balances, delinquencies over 30 days were 11.2% and 9.1% at December 31, 2011 and 2010, respectively. The increase in delinquencies is the result of our change in collection strategy for early delinquencies, including utilizing dialer technology, coupled with our modification in charge-off policy (see “Factors Affecting Comparability, Modification to Charge-off Policy”). Further influencing delinquencies is the effects of the current economic environment, including high unemployment and underemployment. In conjunction with our centralization of collections during 2010, we are utilizing messaging and dialer technologies for early delinquencies in order to achieve a more cost effective collections process. As a result, we anticipate delinquencies to be relatively higher than our historical rates. We will continue to monitor portfolio performance and delinquencies in an effort to balance cost effectiveness and efficiencies based on the current economy.

Comparison of years ended December 31, 2010 and 2009

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2010	2009	% Change
	($ in thousands)
Revenue:
Sales of used vehicles	$760,767	$694,460	9.5%
Interest income	264,974	251,822	5.2%

Total revenue	1,025,741	946,282	8.4%

Costs and expenses:
Cost of used vehicles sold	481,210	394,362	22.0%
Provision for credit losses	175,900	223,686	(21.4)%
Portfolio debt interest expense	68,314	75,293	(9.3)%
Non-portfolio debt interest expense	14,757	35,373	(58.3)%
Senior secured debt interest expense	15,031	—	100.0%
Selling and marketing	27,900	31,491	(11.4)%
General and administrative	154,374	150,600	2.5%
Depreciation expense	13,751	13,061	5.3%
Loss (Gain) on extinguishment of debt, net	3,418	(30,311)	(111.3)%

Total costs and expenses	954,655	893,555	6.8%

Income before income taxes	71,086	52,727	34.8%
Income tax expense	404	730	(44.7)%

Net income	$70,682	$51,997	35.9%

Sales of used vehicles

Revenue from sales of used vehicles increased for the year ended December 31, 2010 compared to 2009. The increase in revenue was primarily due to an increase in sales volume, coupled with an increase in the average sales price per vehicle sold for the year ended December 31, 2010 compared to 2009. The increase in sales volume is attributable to an increase in the average number of stores in operation year over year. The increase in the number of stores in operation is a result of opening a net of seven new stores since 2009. The increase in average sales price per vehicle sold is attributable to an overall increase in the average cost of used vehicles sold, primarily as a result of an increase in acquisition costs from appreciation in wholesale industry used vehicle values. See also “—Cost of used vehicles sold”.

Interest income

Interest income increased for the year ended December 31, 2010 compared to 2009. The increase in 2010 compared to 2009 was primarily due to an increase in the average effective yield on our receivables portfolio to 19.9% from 19.3% and to a lesser extent, an increase in average portfolio principal outstanding during the year ended December 31, 2010 compared to 2009.

Cost of used vehicles sold

Total cost of used vehicles sold increased for the year ended December 31, 2010 compared to 2009. The increase was due to an increase in the number of vehicles sold and an increase in the average cost of vehicles sold. Our cost of vehicles sold per unit increased primarily as a result of higher acquisition costs at auction as a result of an appreciation in wholesale industry used vehicle values, increased reconditioning costs, and increased costs associated with our limited warranty as a result of expanded coverage of our DriveCare® warranty program in December 2009. Wholesale used vehicle prices increased in 2010 compared to 2009 as a result of increased demand for used vehicles, coupled with a decrease in supply of used vehicles nationwide.

Gross margin

Gross margin total dollars decreased for the year ended December 31, 2010, compared to 2009. Gross margin as a percentage of sales revenue decreased for the year ended December 31, 2010. The decrease in gross margin for the year ended December 31, 2010 is primarily attributable to an increase in our “Cost of used vehicles sold” as described above, while only a portion of these costs were passed on to our customers through an increase in sales price. In an effort to maintain affordability for our customers, our total cost per vehicle sold increased 15.0% during the year ended December 31, 2010, while our average price per vehicle sold only increased 3.3%, for the year ended December 31, 2010, compared to the same period in 2009.

Provision for credit losses

Provision for credit losses decreased for the year ended December 31, 2010 compared to 2009. The decrease was primarily attributable to a decrease in net charge-offs due to tightening our loan underwriting standards on loan originations beginning in the second quarter of 2008, coupled with an increase in recoveries as a percent of principal charged-off, and a decrease in the allowance as a percentage of outstanding principal due to the improved quality of our finance receivable portfolio.

Net charge-offs as a percent of average outstanding principal decreased to 13.5% for the year ended December 31, 2010 compared to 18.2% for 2009. This improvement is primarily the result of the tightening of our loan underwriting standards beginning in the second quarter of 2008. As a result, gross principal charged-off decreased to 22.0% for the year ended December 31, 2010 from 26.6% for 2009. In addition, recoveries as a percentage of principal charged-off increased to 38.5% for the year ended December 31, 2010 compared to 31.7% for 2009. The improvement in recoveries is due primarily to higher auction values stemming from appreciation in the wholesale used vehicle market, improved effectiveness of our repossession efforts, and the increase in seasoning of our loan portfolio. During 2010 we recorded a $5.5 million recovery adjustment, which is reflected in the aforementioned net charge-off and recovery rates. Excluding the effect of this adjustment, our net charge-offs for 2010 would have been 13.1% and recoveries as a percent of principal charged-off would have been 40.3%.

The allowance for credit losses decreased, as a percentage of principal outstanding balance to 15.0% at December 31, 2010 from 16.6% at December 31, 2009. The decrease in the allowance as a percent of outstanding principal balance was due primarily to the improved performance and credit quality of our portfolio due to the tightening of our loan underwriting standards in the second quarter of 2008.

Portfolio debt interest expense

Total portfolio debt interest expense decreased for the year ended December 31, 2010 compared to 2009. The decrease is in-part attributable to lower borrowing costs of our 2010 securitizations and the termination of our PALP agreement with Santander, which bore a higher cost of funds than our other portfolio debt. The original duration weighted average coupon of our two securitizations in 2010 and 2009 was 3.66% for 2010-1 and 5.40% for 2009-1. In addition, our warehouse facility renewals and additions in 2010 were at lower interest rates than 2009. These changes in our portfolio debt interest expense structure caused an overall decrease in our portfolio debt interest cost of funds to 8.2% for 2010 compared to 9.6% for 2009.

Non-portfolio debt interest expense

Total non-portfolio debt interest expense decreased for the year ended December 31, 2010 compared to 2009. The decrease was primarily due to the exchange of debt discussed above, which occurred in conjunction with the offering of our 12.625% Senior Secured Notes in June 2010. As a result, the decrease in interest expense for the year ended December 31, 2010 is attributable to a decrease in the average balance of junior secured debt and subordinated debt, which contained effective rates of 22.4% and 12.2%, respectively, thereby decreasing our overall cost of funds for non-portfolio debt from 13.0% for the year ended December 31, 2009 to 11.6% for 2010.

Senior secured debt interest expense

Senior secured debt interest expense increased for the year ended December 31, 2010 compared to 2009. The increase is a result of the issuance of our Senior Secured Notes as discussed above.

Selling and marketing expense

Selling and marketing expenses decreased for the year ended December 31, 2010, compared to 2009. The decrease was due to a decrease of $6.3 million in sales commissions as we began to transition the compensation structure of our sales force from a 100% commission structure during 2009 to a base salary plus team and individual bonus compensation structure during 2010. This decrease was partially offset by an increase in our advertising expenses of $2.8 million, primarily related to our television and internet marketing strategy, and advertising in seven new geographic locations, as a result of expansion of our dealership base.

General and administrative expense

General and administrative expenses increased for the year ended December 31, 2010 compared to 2009. This increase was primarily due to an increase in salaries and wages expenses of $13.0 million during the year ended December 31, 2010 compared to 2009, primarily due to the new salaries and wages structure of sales personnel. See “—Selling and marketing expense” as described above. This increase was partially offset by a decrease in store closing costs of $2.0 million attributable to closing fewer facilities in 2010 than in 2009. In addition, there was a decrease of $7.6 million in legal expenses relating to a legal settlement in the first quarter of 2009, whereas we did not incur such expense in 2010.

Depreciation expense

Depreciation expense increased for the year ended December 31, 2010 compared to 2009. This increase was primarily the result of an increase in capital expenditures associated with the expansion of our dealership base and information technology infrastructure.

Gain on extinguishment of debt, net

During the year ended December 31, 2010, we repurchased outstanding indebtedness in the form of PALP debt in an aggregate principal amount of $227.9 million, for which we paid a fee of $3.4 million. The fee was recorded as loss on the extinguishment of debt.

During the year ended December 31, 2009, we repurchased outstanding indebtedness in various transactions during the year in aggregate principal amount $135.2 million, resulting in net gains on the extinguishment of debt of $30.3 million.

Net income

Net income for the year ended December 31, 2010 compared to 2009. Excluding loss on extinguishment of debt of $3.4 million in 2010 and gain on extinguishment of debt of $30.3 million in 2009, net income would have increased $52.4 million for the year ended December 31, 2010. This increase is primarily attributable to an increase in revenue from sales of used vehicles and interest income, a lower provision for credit losses (as described above), a decrease in total interest expense, and a decrease in general and administrative expenses, partially offset by a decrease in gross margin from the sale of used vehicles.

Originations

The following table sets forth information regarding our originations for the periods indicated:

	Year Ended December 31,		Change
	2010	2009
	($ in thousands, except per loan data)
Amount originated	$747,329	$686,214	$61,115
Number of loans originated	52,468	49,487	2,981
Average amount financed	$14,244	$13,867	$377
Average APR originated	21.8%	21.1%	0.7%
Average term (in months)	53.9	51.5	2.4
Average down payment	$1,213	$1,109	$104
Down payment as a percent of amount financed	8.5%	8.0%	0.5%
Percentage of sales revenue financed (1)	98.2%	98.8%	(0.6)%

(1)	Represents the dollar amount originated divided by the dollar amount of revenue from sales of used vehicles.

We originate loans in conjunction with each vehicle we sell, unless the sale is a cash transaction. The balance on these loans, together with accrued interest and unamortized loan origination costs, comprises our portfolio of finance receivables. Our receivables are then financed through securitizations and warehouse facilities in order to generate liquidity for our business. See “—Liquidity and Capital Resources.”

The principal amount of receivables we originated increased for the year ended December 31, 2010, compared to the same period in 2009. We also originated more loans for the year ended December 31, 2010 compared to the same period in 2009. The increase was due to an increase in the number of used vehicles sold, and an increase in the average amount financed per loan originated as a direct result of an increase in the average sales price per vehicle sold, despite an increase in the average down payment per loan originated. Average APR for loans originated increased in the year ended December 31, 2010 compared to the same period in 2009, due to changes in our overall interest rate pricing strategy.

Receivables portfolio

The following table shows the characteristics of our finance receivables portfolio for the periods indicated:

	As of and for the Year Ended December 31,		Change
	2010	2009
Principal balance receivables, end of period	$1,381,092	$1,312,216	$68,876
Average principal balance, during the period	$1,378,486	$1,364,782	$13,704
Number of loans outstanding, end of period	134,264	127,737	6,527
Average remaining principal per loan, end of period	$10,286	$10,273	$13
Weighted Average APR of contracts outstanding	21.0%	20.6%	0.4%
Average age per loan (in months)	15.3	14.5	0.8
Delinquencies over 30 days	9.1%	7.4%	1.7%

Finance receivables principal balance increased from December 31, 2009 to December 31, 2010 due to origination volume exceeding portfolio run-off (regular principal payments, payoffs, and charge-offs). The average age per loan (in months) increased for the year ended December 31, 2010 compared to 2009, due to lower gross charge-offs and an increase in loan term.

Delinquencies

As a percentage of total outstanding loan principal balances, delinquencies over 30 days were 9.1% and 7.4% at December 31, 2010 and 2009, respectively. The increase in delinquencies is the result of a more seasoned loan portfolio as well as a change in our collection strategy for early delinquencies. In conjunction with our centralization of collections, we are utilizing messaging and dialer technologies for early delinquencies in order to achieve a more cost effective collections process.

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

Seasonality of Total Earnings:

To illustrate the seasonality in total revenue, costs and expenses, and income before taxes, a summary of the quarterly financial data follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	($ in thousands)
2011:
Total revenue	$332,856	$275,405	$286,012	$227,034	$1,121,307
Costs and expenses (1)	$291,841	$242,975	$273,575	$223,557	$1,031,948
Income before income taxes	$41,015	$32,430	$12,437	$3,477	$89,359
Net income	$40,503	$32,093	$12,376	$3,166	$88,138

2010:
Total revenue	$297,038	$245,747	$263,323	$219,633	$1,025,741
Costs and expenses (1)	$263,405	$225,975	$244,838	$220,437	$954,655
Income / (loss) before income taxes	$33,633	$19,772	$18,485	$(804)	$71,086
Net income / (loss)	$33,284	$19,322	$19,232	$(1,156)	$70,682

2009:
Total revenue	$286,745	$233,025	$233,165	$193,347	$946,282
Costs and expenses (1)	$275,238	$195,199	$224,238	$198,880	$893,555
Income / (loss) before income taxes	$11,507	$37,826	$8,927	$(5,533)	$52,727
Net income / (loss)	$11,137	$37,536	$8,817	$(5,493)	$51,997

(1)	Includes net gains / losses on extinguishment of debt.

Seasonality of Retail Sales:

To illustrate the seasonality of retail sales units, a summary of quarterly data has been provided:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2007	21,664	15,413	15,959	13,886	66,922
2008	20,820	12,745	12,230	9,620	55,415
2009	15,787	11,941	12,297	9,475	49,500
2010	16,303	12,284	13,382	10,529	52,498
2011	18,095	13,639	14,233	10,142	56,109

Seasonality of Loan Performance:

This table represents the performance of our entire loan portfolio outstanding for each period shown, and does not represent static pools based on origination year. As is evident from the table below, the seasonality in our business results in net charge-offs typically being the highest in the third and fourth quarter of each year and the lowest in the first and second quarter of each year.

Net Charge-Offs as a Percent of Average Portfolio Principal Balance:

Year		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2007		3.8%	3.2%	5.5%	5.4%	18.2%
2008		4.9%	4.4%	5.7%	6.5%	21.4%
2009		4.9%	3.9%	4.8%	4.6%	18.2%
2010	(1)	3.3%	2.5%	3.7%	3.7%	13.1%
2011		3.0%	2.4%	3.7%	4.0%	13.1%

(1)	Net charge-offs are adjusted to remove a negative impact of a non-recurring adjustment related to recoveries in the fourth quarter of 2010. The unadjusted total net charge-offs were 13.5% for 2010.

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

Financing sources

We currently fund our capital requirements through the following debt instruments:

•	Portfolio term financings including asset-backed securitizations, which offer fixed rate secured financing for our receivables portfolio.

•	Portfolio warehouse facilities including agreements with four different institutional lenders.

•	Senior Secured Notes due 2017.

•

Other secured notes payable including a revolving inventory facility, a mortgage loan for our operations call center in Mesa, Arizona, and other notes and capital leases secured by property and equipment.

•	Operating leases for the majority of our dealerships, reconditioning centers, operations facilities and our corporate offices.

For additional details and terms regarding these debt instruments, see Note 8—Debt Obligations to our condensed consolidated financial statements included in Item 1 of this report.

Our warehouse facilities include certain favorable terms and conditions, including (i) the inability of the lender to subjectively lower collateral values and effectively lower advance rates; (ii) limited recourse; and (iii) limited foreclosure rights upon a default.

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

Recent financing transactions

•

In December 2011, we executed an agreement for a warehouse facility with Wells Fargo. The facility size is $150.0 million, with an advance rate of 57.6%, and has a termination date of December 2013, with a term-out feature resulting in a final maturity of December 2015.

•

In October 2011, we amended and restated our existing inventory agreement and added Wells Fargo as a lender and agent for other lenders. The new facility has a maximum capacity of $140.0 million, inclusive of a $10.0 million seasonal increase to the base facility through the months of November to January of each year.

•

In December 2011, simultaneously with the expiration of the warehouse facility with Deutsche Bank, we executed a new agreement for a warehouse facility. The facility size is $150.0 million with a termination date of December 27, 2012.

•

During 2011, we completed three securitization transactions (2011-1, 2011-2, and 2011-3) by issuing $708.1 million of asset backed securities. All of the bonds, collateralized by approximately $880.0 million of finance receivables, were sold to third parties. The asset backed securities were rated by Standard and Poors (S&P) and DBRS and each securitization was structured in four tranches without external credit enhancement from a monoline Insurer. The initial weighted average coupon of these securitizations ranged from 2.88% to 3.97%.

•	In May 2011, we paid off the outstanding balance on our warehouse facility with Santander and terminated the facility.

•

In May 2011 we executed a renewal of our warehouse facility with RBS, increasing the facility size from $50.0 million to $125.0 million, increasing the advance rate from 50% to 53%, decreasing the interest rate, and extending the maturity to May 2012. In March 2012, we extended this agreement to a maturity of March 2013 and removed the requirement in the agreement that DTAC maintain a demand note in favor of the lender.

•

In April 2011, we executed a renewal of our warehouse credit facility with UBS, extending the term from April 2011 to August 15, 2012, decreasing the interest rate and increasing the advance rate from 50% to 60%.

Operating leases

Operating leases are a significant component of our financing sources. At December 31, 2011, we lease the majority of our dealership and reconditioning center locations. We also lease our corporate office in Phoenix, Arizona, and operations collections facilities in Dallas, Texas; Orlando, Florida; and Richmond, Virginia. As each lease matures, we evaluate the existing location to determine whether the dealership should be relocated to another site in the region closer in proximity to new car franchises and/or higher traffic retail areas. As of December 31, 2011, we had approximately $76.4 million in aggregate operating lease obligations.

Shareholder distributions

Income from S-corporations flows through to the individual shareholders, who report income/losses on their individual income tax returns. We have made distributions to shareholders to fund the tax paid by the shareholders related to S-corporation income of DTAG and DTAC, in addition to general distributions to the shareholders. The following table summarizes distributions to shareholders since January 1, 2003.

	January 1, 2003 to December 31,
	2008	2009	2010	2011	Totals
	($ in thousands)
Distributions to shareholders	$246,197	$27,110	$46,310	$51,845	$371,462
Less: S-corporation shareholder tax liability based on highest tax rates	103,750	910	18,596	26,895	150,151

Distributions in excess of amounts to pay taxes	$142,447	$26,200	$27,714	$24,950	$221,311

We did not have any approved but unpaid dividends at December 31, 2011 or 2010. We had an additional $5.3 million in dividends available for distribution at December 31, 2011, which was both approved by the Board of Directors and paid in March 2012.

Liquidity

The following is a summary of total available liquidity, consisting of unrestricted cash and current availability under our portfolio warehouse and inventory facilities for the periods indicated:

	December 31,
	2011	2010	2009
	($ in thousands)
Unrestricted cash	$25,930	$23,677	$21,526
Portfolio warehouse facilities	148,837	112,160	8,881
Inventory facility	55,500	10,000	10,000

Total liquidity	$230,267	$145,837	$40,407

The following table presents a summary of our access to liquidity under our portfolio warehouse facilities and our inventory facility based on collateral pledged as of December 31, 2011 and 2010:

As of December 31, 2011	Facility Amount	Amount Drawn	Unused Facility Amount (1)	Borrowing Base (2)	Amount Drawn	Total Availability
	($ in thousands)
Warehouse facility I	$150,000	$39,000	$111,000	$59,346	$39,000	$20,346
Warehouse facility II	—	—	—	—	—	—
Warehouse facility III	125,000	31,792	93,208	61,592	31,792	29,800
Warehouse facility IV	125,000	30,600	94,400	53,082	30,600	22,482
Warehouse facility V	150,000	40,000	110,000	45,848	40,000	5,848
DTAC receivables (3)	N/A	N/A	N/A	70,361	N/A	70,361

Total portfolio warehouse facilities	$550,000	$141,392	$408,608	$290,229	$141,392	$148,837
Inventory facility	140,000	84,500	55,500	140,000	84,500	55,500

	$690,000	$225,892	$464,108	$430,229	$225,892	$204,337

Unrestricted cash						25,930

Total cash and availability						$230,267

As of December 31, 2010	Facility Amount	Amount Drawn	Unused Facility Amount (1)	Borrowing Base (2)	Amount Drawn	Total Availability
	($ in thousands)
Warehouse facility I	$150,000	$141,715	$8,285	$148,069	$141,715	$6,354
Warehouse facility II	250,000	100,000	150,000	101,256	100,000	1,256
Warehouse facility III	125,000	117,392	7,608	132,860	117,392	15,468
Warehouse facility IV	50,000	43,900	6,100	45,433	43,900	1,533
DTAC receivables (3)	N/A	N/A	N/A	87,549	N/A	87,549

Total portfolio warehouse facilities	$575,000	$403,007	$171,993	$515,167	$403,007	$112,160
Inventory facility	50,000	40,000	10,000	50,000	40,000	10,000

	$625,000	$443,007	$181,993	$565,167	$443,007	$122,160

Unrestricted cash						23,677

Total cash and availability						$145,837

(1)	Represents amounts that can be drawn upon as long as the amount drawn does not exceed the borrowing base for the credit facility.
(2)

Borrowing base is determined by the collateral currently pledged to the respective facilities. The borrowing base calculation for the portfolio warehouse facilities uses a blended 57% advance rate for December 31, 2011 and 55% for December 31, 2010. Borrowing base includes collection and reserve amounts on deposit which are assumed to be used to pay down amount drawn except for DT Warehouse I, which excludes collection accounts per the borrowing base definition for Warehouse I.

(3)

Includes $123.7 million and $113.0 million as of December 31, 2011 and 2010, respectively, of unpledged qualifying receivables that can be pledged immediately and bring total borrowing to our maximum capacity. The borrowing base is the lesser of total eligible collateral multiplied by the applicable advance rate and the facility amount.

Changes in liquidity

Changes in liquidity are affected by increases and decreases to our operating cash flow, changes in advance rates on our portfolio warehouse facilities, capacity of our portfolio warehouse and inventory facilities, portfolio term financings, and changes in other notes payable. The following is a summary of changes in liquidity for each period presented:

	December 31,
	2011	2010	2009
	($ in thousands)
Liquidity – beginning of period	$145,837	$40,407	$50,232
Net increase (decrease) in cash and cash equivalents	2,253	2,151	(4,007)
Increase (decrease) in portfolio warehouse availability	36,677	103,279	(15,008)
Increase in inventory facility availability	45,500	—	9,190

Liquidity – end of period	$230,267	$145,837	$40,407

Change in liquidity during the year ended December 31, 2011. Our liquidity for the year ended December 31, 2011 increased $84.4 million, from $145.8 million at December 31, 2010 to $230.3 million at December 31, 2011. This increase was primarily the result of increased liquidity from our revolving inventory facility and increased warehouse availability. Increased warehouse availability was primarily the result of higher advance rates on our warehouse facilities and securitizations.

Change in liquidity during the year ended December 31, 2010. Our liquidity for the year ended December 31, 2010 increased $105.4 million, from $40.4 million at December 31, 2009 to $145.8 million at

December 31, 2010. This increase was primarily the result of the net proceeds from the sale of our 12.625% Senior Secured Notes in June 2010, which were used primarily to pay down amounts outstanding under our warehouse facilities, plus the addition of a residual term loan in May 2010.

Change in liquidity during the year ended December 31, 2009. Our liquidity for the year ended December 31, 2009 decreased $9.8 million. The decrease in 2009 was primarily the result of the repurchase of $122.0 million of senior unsecured notes, the repurchase of $13.2 million in securitization debt, payment of $27.1 million in dividends and an increase in vehicle inventory, partially offset by an increase in borrowings under PALP financings and securitizations which have higher advance rates than our portfolio warehouse facilities, and an increase in advance rate in our remaining portfolio warehouse facility.

Cash flows

Operating activities

For the year ended December 31, 2011, net cash used in operating activities was $25.2 million as compared to net cash provided by operating activities of $5.9 million for 2010. The decrease in cash provided by operating activities was primarily due to an increase in loan originations, an increase in inventory levels, and a smaller increase in accrued expenses. The decrease in cash was partially offset by an increase in collections and recoveries on finance receivable principal, and an increase in net income (inclusive of an increase in provision for credit losses).

For the year ended December 31, 2010, net cash provided by operating activities decreased as compared to 2009. The decrease in cash provided by operating activities was primarily due to an increase in loan originations, an increase in inventory levels as compared to 2009, and increase in other assets in 2010 compared to a decrease in 2009. This decrease was partially offset by an increase in collections and recoveries on finance receivable principal, and an increase in accounts payable, accrued expenses and other liabilities in 2010 compared to a decrease in 2009.

For the year ended December 31, 2009, net cash provided by operating activities was increased as compared to 2008. The increase in cash provided by operating activities was primarily due to lower origination volume tied to fewer open stores and tightening of our loan underwriting standards, an increase in net income and a decrease in other assets. This increase was partially offset by an increase in inventory levels and a decrease in accounts payable and accrued expenses.

Investing activities

For the year ended December 31, 2011, net cash used in investing activities increased as compared to 2010. The increase in cash used in investing activities was primarily due to eleven new store openings in 2011 and one store relocation. We also opened three new inspection centers in 2011 and had one inspection center relocation. Of the new and relocated facilities, we purchased three inspection centers and two dealerships. We also completed remodeling our existing dealerships, and increased information technology infrastructure equipment to support our operations.

For the year ended December 31, 2010, net cash used in investing activities increased compared to 2009. The increase in cash used in investing activities was primarily due to ten new store openings in 2010, one of which was a purchased property, combined with two reconditioning facilities under development, remodeling our existing dealerships, and an increase in the addition of information technology infrastructure equipment to support our operations.

For the year ended December 31, 2009, net cash used in investing activities increased compared to 2008. This increase was related to the purchase of an aircraft, an increase in purchases of information technology infrastructure, and an increase in improvements related to new store openings.

Financing activities

For the year ended December 31, 2011, net cash provided by financing activities increased as compared to 2010. This increase was partially due to three securitizations during the course of 2011, in which we issued $708 million in asset-backed securities as opposed to one securitization in 2010 for $228.0. This increase was partially offset by the pay-down of our warehouse facilities. We also increased the amount borrowed under our inventory line when we amended and restated the inventory facility and increased the facility capacity.

For the year ended December 31, 2010, net cash provided by financing activities increased as compared to 2009. This change was a result of an increase in net borrowings under our warehouse facilities, which was a result of executing three new warehouse facilities and terminating one of our PALP financing agreements with one of our lenders, resulting in the pay-down of PALP while increasing warehouse borrowings. In addition, we issued $200.0 million of 12.625% Senior Secured Notes in June 2010, which provided net proceeds to the Company of $155.9 million (as $37.0 million principal amount of the notes were exchanged for existing debt), which was used to pay down amounts outstanding under warehouse facilities and pay-off a portion of junior secured notes and subordinated notes payable to our principal shareholder.

For the year ended December 31, 2009, net cash used in financing activities increased as compared to financing activities for 2008. The additional cash used in financing activities in 2009 was primarily attributable to a net decrease in amounts outstanding under portfolio warehouse facilities which included fully repaying one of our portfolio warehouse facilities in July 2009, a decrease in amounts outstanding under other notes payable, the repurchase of an aggregate amount of $135.2 million in senior unsecured notes and securitization debt, whereas we only repurchased $96.0 million in 2008. This decrease in cash used is also attributed to Verde providing $75.0 million to us in the form of subordinated notes payable in 2008, as compared to no additions to this debt in 2009 as well as an increase in dividend distributions in 2009. Partially offsetting these decreases in cash used were a reduction in payment of debt issuance costs and an overall increase in portfolio term financings in 2009.

Contractual Obligations

The following tables set forth the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms:

	As of December 31, 2011
	Payments by Period
	Total	Less than 1 Year (3)	Years 2-3	Years 4-5	More than 5 Years
	($ in thousands)
Securitizations & PALP financing (1)	$682,634	$387,912	$294,722	$—	$—
Portfolio warehouse facilities (2)	141,392	113,598	27,794	—	—
Portfolio term residual financing	100,000	—	100,000	—	—
Senior secured notes	198,058	—	—	—	198,058
Inventory facility	84,500	—	84,500	—	—
Real estate mortgage loan	12,661	207	459	515	11,480
Equipment note, secured by an aircraft	2,135	361	1,774	—	—
Capital lease obligations	3,423	1,353	1,964	106	—
Operating lease obligations	76,435	17,308	30,872	18,075	10,180

Total contractual obligations (4)	$1,301,238	$520,739	$542,085	$18,696	$219,718

(1)

Securitization obligations and PALP agreements do not have a contractual termination date. Therefore, all collections on the contracts collateralizing the securities are used to repay the asset-backed security holders based on an expected duration of the securities.

(2)

Collections on the contracts collateralizing the facility are used to repay the facility until it is paid in full since these facilities contain term-out features, however, this table assumes all amounts are due and payable at maturity and does not factor-in term-out features of each facility. On the termination date of the facilities, amounts outstanding at termination are not due and payable immediately. All collections on the contracts collateralizing this facility are used to pay down the facilities until they are paid in full.

(3)	Generally and historically, we have renewed or replaced facilities expiring in less than one year.
(4)	Total contractual obligations exclude future interest payment obligations.

Senior Secured Notes Collateral

Our 12.625% Senior Secured Notes due June 15, 2017 contain a collateral coverage ratio covenant which requires the Company to maintain a collateral coverage ratio of 1.5x the outstanding Senior Secured Notes. The following is the calculation of the collateral coverage ratio as of December 31, 2011 and is not meant to portray a GAAP summary of collateral but rather a summary of collateral as it resides legally within the Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Co-Issuers.

	As of December 31, 2011
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuers	Total
	($ in thousands)
Collateral Amounts
Net Receivables Value (1)	$—	$122,047	$165,940	$287,987
Net Inventory Value (2)	96,104	—	—	96,104
Cash Equivalents (3)	—	—	—	—

Total Collateral Amount	$96,104	$122,047	$165,940	$384,091

12.625% Senior Secured Notes				200,000

Collateral Coverage Ratio				1.9x	(4)

(1)

Net Receivables Value equals 85% of the finance receivables (including accrued interest and capitalized loan costs) minus debt (exclusive of Senior Secured Notes) collateralized by finance receivables (including accrued interest) plus cash equivalents securing such debt. The 12.625% Senior Secured Notes are excluded from this calculation.

(2)

Net Inventory Value equals 85% of the book value of inventory pledged as collateral minus debt obligations (including accrued interest) secured by inventory. The 12.625% Senior Secured Notes are excluded from this calculation.

(3)	Cash equivalents equal cash and equivalents pledged directly to secure the 12.625% Senior Secured Notes.
(4)	Collateral coverage ratio at February 29, 2012 increased to 2.4x.

Impact of New Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, see Note 17—Recent Accounting Pronouncements to the consolidated financial statements as of December 31, 2011, included elsewhere in this report.

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

The used vehicle market has experienced strong appreciation in used vehicle wholesale prices over the past couple of years. The appreciation resulted, in part, from a reduced supply of used vehicles in the market due to a decline in new car industry sales coupled with a decrease in used vehicle trade-in activity compared with pre-recession levels. Higher wholesale values increased our vehicle acquisition and related costs. In addition, we increased the age and mileage of vehicles we sell in order to maintain affordability for the customer. These increased costs led to an increase in our average selling price for used vehicles; however, we chose to only pass a portion of these costs to our customers in order to maintain affordability for our customers. Higher wholesale values also improved our recovery values as a percentage of principal charged-off.

Non-GAAP Discussion

EBITDA and Adjusted EBITDA, which we refer to as the non-GAAP financial measures, are supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”). The non-GAAP financial measures are not measures of our financial performance under GAAP and should not be considered as an alternative to GAAP net income (loss) or any other performance measures derived in accordance with GAAP. See the footnotes to the tables in “Item 6—Summary Financial Data” for definitions of the other non-GAAP financial measures.

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

In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does reflect:

•	cash expenditures for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital requirements;

•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	the cost or cash required to replace assets that are being depreciated or amortized; and

•	the impact on our reported results of earnings or charges resulting from items accounted for in the GAAP measure from which EBITDA and Adjusted EBITDA is derived.

The following table presents data relating to EBITDA and Adjusted EBITDA, which are non-GAAP measures, for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(Unaudited)
	($ in thousands)
Net income	$88,138	$70,682	$51,997
Plus EBITDA adjustments:
Income tax expense	1,221	404	730
Total interest expense	73,050	98,102	110,666
Depreciation expense	16,075	13,751	13,061

EBITDA	$178,484	$182,939	$176,454

Store closing costs (1)	(101)	1,184	3,485
Legal settlement (2)	—	—	7,600
Non-cash compensation expense (3)	—	1,125	2,250
Sales Tax Refund Adjustment (4)	(1,530)	4,831	—
Restricted stock compensation expense (5)	2,789	3,874	—
IPO expense (6)	—	528	—
Less: loss (gain) on extinguishment of debt, net (7)	—	3,418	(30,311)

Adjusted EBITDA	$179,642	$197,899	$159,478

(1)

Store closing costs represent costs to close stores in 2008 and 2009 related to downsizing (and do not include stores closed in the normal course of business). Credits in store closing costs are the result of negotiating lease terminations more favorable than amounts accrued.

(2)	Legal settlement represents cash paid in a legal settlement in 2009.
(3)	Non-cash compensation expense related to an agreement directly between Mr. Garcia and Mr. Fidel (not between the Company and Mr. Fidel), which expired in June 2010.
(4)	Represents non-cash adjustments to sales tax refunds related to loans charged-off in prior periods.
(5)

In December 2010, our chief executive officer, entered into a Restricted Stock Agreement with DTAG and DTAC pursuant to which we awarded a specified number of shares of restricted stock to Mr. Fidel, such shares will become vested over a three-year period based on the achievement by the Company of certain income before income tax targets. See “Item 11—Executive Compensation— Compensation Discussion and Analysis—Chief Executive Officer Restricted Stock Grant.”

(6)	IPO expense represents costs incurred related to our withdrawn initial public offering in 2010.
(7)	Loss (Gain) on extinguishment of debt is a result of repurchasing outstanding indebtedness.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to market risk from changes in interest rates. We do not use financial instruments for trading purposes. We use fixed rate securities to manage risk. Our earnings are substantially affected by our net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. Increases in market interest rates could have an adverse effect on profitability.

Our financial instruments consist primarily of fixed rate finance receivables and fixed and variable rate notes payable. Our finance receivables are classified as subprime loans and generally bear interest ranging from 3.6% to 29.9% or the maximum interest rate allowed in states that impose interest rate limits. At December 31, 2011, the remaining scheduled maturities on our finance receivables ranged from one to 75 months, with a weighted average remaining maturity of 43.5 months. The interest rates we charge our customers on finance receivables have not changed significantly as a result of fluctuations in market interest rates. We may increase the interest rates we charge in the future if market interest rates rise. The affordability of our customers’ payments is an important component of the structure of our transactions. Because of these affordability concerns for our customers and interest rate limits imposed by some states, we may not pass on the entire portion of future rate increases to our customers.

Approximately $995.5 million of our total debt of $1.2 billion at December 31, 2011, is fixed-rate collateralized asset-backed securities issued under our securitization program, PALP financings, a term residual financing, Senior Secured Notes payable, and other notes with a fixed interest rate. Our securitization program has historically allowed us to mitigate our interest rate risk by periodically replacing variable rate borrowings under our portfolio warehouse facility with fixed rate borrowings during the year.

The table below illustrates the impact that hypothetical changes in interest rates could have on our interest expense for the years ended December 31, 2011 and 2010. We compute the impact on interest expense for the period by first computing the baseline interest expense on our debt with interest rate risk, which includes the variable rate revolving credit lines and the variable rate notes payable. We then determine interest expense based on each of the interest rate changes listed below and compare the results to the baseline interest expense. The table does not give effect to our fixed rate receivables and borrowings.

	Increase (Decrease) in Interest Expense
	Year Ended December 31, 2011	Year Ended December 31, 2010
	($ in thousands)
Change in Rates
+200 basis points	$4,949	$6,018
+100 basis points	$2,475	$3,009
-100 basis points	$(2,475)	$(3,009)
-200 basis points	$(4,949)	$(6,018)

In computing the effect of hypothetical changes in interest expense, we have assumed that:

•	interest rates used for the baseline and hypothetical net interest expense amounts are on a monthly basis and in effect for the entire month;

•	interest for the period is calculated on monthly average debt balances during the applicable periods; and

•	there is no change in average balance outstanding as a result of the interest rate changes.

Our sensitivity to interest rate changes could be significantly different if actual experience differs from the assumptions used to compute the estimates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

DriveTime Automotive Group, Inc.

We have audited the accompanying consolidated balance sheets of DriveTime Automotive Group, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DriveTime Automotive Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Phoenix, Arizona

March 30, 2012

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
	($ in thousands)
ASSETS
Cash and Cash Equivalents	$25,930	$23,677
Restricted Cash and Investments Held in Trust	99,716	81,891
Finance Receivables	1,495,340	1,408,741
Allowance for Credit Losses	(221,533)	(208,000)

Finance Receivables, net	1,273,807	1,200,741
Inventory	212,247	145,961
Property and Equipment, net	90,669	61,630
Other Assets	64,460	54,254

Total Assets	$1,766,829	$1,568,154

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$9,759	$5,896
Accrued Expenses and Other Liabilities	77,043	70,925
Accrued Expenses-Related Party	798	2,359
Portfolio Term Financings	782,634	414,033
Portfolio Warehouse Facilities	141,392	403,007
Senior Secured Notes Payable	198,058	149,360
Senior Secured Notes Payable-Related Party	—	48,469
Other Secured Notes Payable	99,296	55,338

Total Liabilities	1,308,980	1,149,387

Shareholders’ Equity-DTAG:
Common Stock	—	—
Paid-in Capital	146,336	144,942
Retained Earnings	2,528	(2,383)

Total Shareholders’ Equity-DTAG	148,864	142,559
Noncontrolling Interest-DTAC	308,985	276,208

Total Equity	457,849	418,767

Total Liabilities & Shareholders’ Equity	$1,766,829	$1,568,154

See accompanying notes to Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Revenue:
Sales of Used Vehicles	$838,242	$760,767	$694,460
Interest Income	283,065	264,974	251,822

Total Revenue	1,121,307	1,025,741	946,282

Costs and Expenses:
Cost of Used Vehicles Sold	544,504	481,210	394,362
Provision for Credit Losses	207,198	175,900	223,686
Portfolio Debt Interest Expense	43,475	68,314	75,293
Non-Portfolio Debt Interest Expense	3,034	4,581	14,630
Non-Portfolio Debt Interest Expense—Related party	—	10,176	20,743
Senior Secured Debt Interest Expense	23,861	11,878	—
Senior Secured Debt Interest Expense—Related party	2,680	3,153	—
Selling and Marketing	22,790	27,900	31,491
General and Administrative	157,330	139,256	137,657
General and Administrative—Related party	11,001	15,118	12,943
Depreciation Expense	16,075	13,751	13,061
Loss (Gain) on Extinguishment of Debt, net	—	3,418	(31,559)
Loss on Extinguishment of Debt—Related party	—	—	1,248

Total Costs and Expenses	1,031,948	954,655	893,555

Income Before Income Taxes	89,359	71,086	52,727
Income Tax Expense	1,221	404	730

Net Income	$88,138	$70,682	$51,997

Net Loss attributable to noncontrolling interest-DTAC	(128,765)	(150,310)	(134,060)
Net Income (Loss) attributable to DTAG	216,903	220,992	186,057

Net Income	$88,138	$70,682	$51,997

See accompanying notes to Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	DriveTime Automotive Group, Inc.				Total Consolidated Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Non-controlling Interest-DTAC
	($ in thousands)
Balances, December 31, 2008	$—	$122,973	$(13,864)	$156,899	$266,008

Net Income (Loss) for the Year	—	—	186,058	(134,061)	51,997
Non-Cash Compensation Expense-Related Party	—	1,125	—	1,125	2,250
Intercompany Transfers of Loans	—	—	(176,224)	176,224	—
Dividends-Related Party	—	—	(15,939)	(11,171)	(27,110)

Balances, December 31, 2009	$—	$124,098	$(19,969)	$189,016	$293,145

Net Income (Loss) for the Year	—	—	220,992	(150,310)	70,682
Exchange of Other Secured Notes Payable-Related Party to Equity	—	—	—	60,088	60,088
Exchange of Subordinated Notes Payable-Related Party to Equity	—	20,000	—	20,000	40,000
Non-Cash Compensation Expense-Related Party	—	562	—	563	1,125
Intercompany Transfers of Loans	—	—	(191,806)	191,806	—
Dividends-Related Party	—	—	(11,600)	(34,710)	(46,310)
Other Equity Transactions	—	282	—	(245)	37

Balances, December 31, 2010	$—	$144,942	$(2,383)	$276,208	$418,767
Net Income (Loss) for the Year	—	—	216,903	(128,765)	88,138
Non-Cash Stock Compensation Expense-Related Party	—	1,394	—	1,395	2,789
Dividends-Related Party	—	—	—	(51,845)	(51,845)
Intercompany Transfers of Loans	—	—	(211,992)	211,992	—

Balances, December 31, 2011	$—	$146,336	$2,528	$308,985	$457,849

See accompanying notes to consolidated financial statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Cash Flows from Operating Activities:
Net Income	$88,138	$70,682	$51,997
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Provision for Credit Losses	207,198	175,900	223,686
Depreciation Expense	16,075	13,751	13,061
Amortization of Debt Issuance Costs and Debt Premium and Discount	11,880	17,610	14,701
Non-Cash Compensation Expense	2,789	1,125	2,250
Loss (Gain) from Disposal of Property and Equipment	81	206	(121)
Originations of Finance Receivables	(829,164)	(747,329)	(686,214)
Collections and Recoveries on Finance Receivable Principal Balances	549,888	492,294	468,826
(Increase) Decrease in Accrued Interest Receivable and Loan Origination Costs	(1,011)	726	3,789
(Increase) in Inventory	(66,286)	(30,704)	(15,046)
(Increase) Decrease in Other Assets	(12,282)	(12,029)	14,325
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	9,059	25,679	(3,655)
(Decrease) in Accrued Expenses-Related Party	(1,561)	(1,974)	(2,288)

Net Cash (Used in) Provided By Operating Activities	(25,196)	5,937	85,311

Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	519	423	469
Purchase of Property and Equipment	(44,792)	(20,881)	(13,304)

Net Cash Used in Investing Activities	(44,273)	(20,458)	(12,835)

Cash Flows from Financing Activities:
Increase (Decrease) in Restricted Cash	18,193	(28,982)	(11,846)
Deposits into Investments Held in Trust	(13,199)	(4,500)	(4,467)
Change in Investments Held in Trust and Collection Account Cash	(22,819)	35,655	3,472
Additions to Portfolio Term Financings	707,947	387,304	811,617
Repayments of Portfolio Term Financings	(339,110)	(768,850)	(350,181)
Additions to Portfolio Warehouse Facilities	970,600	940,150	968,112
Repayments of Portfolio Warehouse Facilities	(1,232,215)	(614,649)	(1,288,699)
Additions to Senior Secured Notes Payable	—	161,109	—
Additions to Other Secured Notes Payable	44,500	2,776	80,701
Repayments of Other Secured Notes Payable	(542)	(22,715)	(122,915)
Repayments of Senior Unsecured Notes Payable	—	(1,500)	(90,000)
Repayments of Senior Unsecured Notes Payable—Related Party	—	—	(32,000)
Payment of Debt Issuance Costs	(9,788)	(22,816)	(13,167)
Dividend Distributions	(51,845)	(46,310)	(27,110)

Net Cash Provided by (Used In) Financing Activities	71,722	16,672	(76,483)

Net Increase (Decrease) in Cash and Cash Equivalents	2,253	2,151	(4,007)
Cash and Cash Equivalents at Beginning of Period	23,677	21,526	25,533

Cash and Cash Equivalents at End of Period	$25,930	$23,677	$21,526

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Continued)

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Supplemental Statement of Cash Flow Information:
Interest Paid	$70,648	$83,694	$96,401

Interest Paid-Related Party	$2,680	$15,024	$23,125

Income Taxes Paid	$1,078	$1,184	$906

Supplemental Statement of Non-Cash Investing and Financing Activities:
Purchase of Property and Equipment Under Capital Lease	$922	$3,755	$625

Disposal of Fully Depreciated Property & Equipment	$1,855	$4,504	$5,241

Exchange of Other Secured Notes Payable to Equity—Related Party	$—	$60,088	$—

Exchange of Subordinated Notes Payable to Equity—Related Party	$—	$40,000	$—

Exchange of Other Secured Notes Payable-Related Party to Senior Secured Notes Payable	$—	$2,000	$—

Exchange of Subordinated Notes Payable-Related Party to Senior Secured Notes Payable	$—	$35,000	$—

Gain (Loss) on Extinguishment of Debt, net	$—	$(3,418)	$31,559

Loss on Extinguishment of Debt—Related Party	$—	$—	$(1,248)

See accompanying notes to Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business, Ownership Formation, Basis of Presentation, and Principles of Consolidation

Description of Business

DriveTime Automotive Group, Inc. (“DTAG”) (referred to herein as “we,” “our,” “the Company,” and “us”), through its subsidiaries, owns and operates used automobile dealerships in the United States focusing on the sale and financing of used vehicles to the subprime market. The subprime market is comprised of customers with modest incomes who have experienced credit difficulties or have very limited credit histories and our customers typically do not have access to obtain their own source of financing from third- party finance companies. Therefore, we provide financing for substantially all of the vehicles we sell. We do not utilize third party finance companies or banks to finance vehicles for our customers. Since many of our customers may be unable to obtain financing to purchase a vehicle from another company, financing is an essential component of the services that we provide to our customers. We historically have not sold our loans to third parties. We fund this portfolio primarily through portfolio warehouse facilities, securitizations, and other portfolio term financings.

Ownership

DTAG, a Delaware corporation, was incorporated in April 1996. In January 2004, DTAG elected S-corporation status for income tax purposes. In February 2003, the shareholders of DTAG formed DT Acceptance Corporation (“DTAC”) which is also an S-corporation for income tax purposes. As of December 31, 2011, and December 31, 2010, the shareholders of DTAG and DTAC were Ernest C. Garcia II (Chairman) and the Garcia Family Trusts (collectively, herein also referred to as “Principal Shareholder” or “Mr. Garcia”) owning 98.3% of each of DTAG and DTAC, and Raymond C. Fidel (President and CEO) owning 1.7% of each of DTAG and DTAC, subject to certain vesting restrictions. DTAG and DTAC are sister companies, generally with DTAG directing our sales operations and DTAC directing our financing operations.

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

We determined DTAG is the primary beneficiary of DTAC because DTAG has both (1) the power to direct the activities of DTAC that most significantly impact DTAC’s economic performance and (2) a potentially significant variable interest that carries with it the obligation to absorb the losses or the right to receive benefits of DTAC. DTAG has the power to direct the activities of DTAC because it originates and sells 100% of the loans DTAC is required to purchase, sets underwriting standards and origination terms, sets servicing and collection policies administered by DTAC, as well as the fact that DTAC was created and designed by DTAG to obtain third party financing for DTAG’s originations. DTAG also has potentially significant variable interests in the form of debt capital provided to DTAC through various debt issuances, guarantees of DTAC’s debt, as well as operational liabilities owed to DTAG, all of which carry the obligation to absorb losses or receive benefits of DTAC.

Total assets of DTAC consolidated into DTAG (prior to intercompany eliminations) at December 31, 2011 and December 31, 2010 were approximately $2.2 billion and $1.4 billion, respectively, which are comprised primarily of net finance receivables, cash and cash equivalents, restricted cash, investments held in trust, and deferred financing costs. Total liabilities of DTAC consolidated into DTAG (prior to intercompany eliminations) at December 31, 2011 and 2010 were approximately $1.9 billion and $1.1 billion, respectively, which are comprised primarily of portfolio warehouse, portfolio term, and senior secured debt. Total revenue of DTAC consolidated into DTAG (prior to intercompany eliminations) for the years ended December 31, 2011, 2010, and 2009 were approximately $286.2 million, $265.0 million, and $251.8 million, respectively, which are comprised of interest income. DTAC expenses consolidated into DTAG (prior to intercompany eliminations) were approximately $413.9 million, $416.1 million, and $385.7 million for the years ended December 31, 2011, 2010, and 2009, respectively, which are comprised of provision for credit losses, interest expense and general and administrative expenses. These amounts do not include intercompany revenues and costs between DTAG and DTAC which are eliminated in consolidation.

Since DTAG and DTAC are consolidated for financial reporting purposes, we are required to separately present the non-controlling equity interest of the VIE (DTAC) on the condensed consolidated balance sheets and condensed consolidated statements of operations for all periods presented. The non-controlling interest is DTAC’s GAAP equity and income for the periods presented and there are no third- party competing interests in DTAC. For the amounts of assets, liabilities, revenue, and income of DTAC consolidated into DTAG at December 31, 2011, see Note 18- Supplemental Consolidating Financial Information.

Also included in the consolidated financial statements are wholly-owned special purpose subsidiaries of DTAC, which are all “bankruptcy remote subsidiaries” formed in conjunction with our securitizations, warehouse facilities and pooled auto loan program financing transactions. We have determined that these special purpose subsidiaries are variable interest entities and that DTAC is the primary beneficiary of those VIEs; therefore, DTAC consolidates the VIEs. As a result, loans included in the securitization transactions are recorded as finance receivables and the asset-backed securities that are issued by the trusts are recorded as a component of portfolio term financings in the accompanying consolidated balance sheets.

All intercompany accounts and transactions between DTAG and DTAC have been eliminated in consolidation for all periods presented and, although not material, certain prior period amounts have been reclassified to be consistent with the current period financial statement presentation.

(2) Significant Accounting Policies

Cash & Cash Equivalents

We consider all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Periodically we maintain cash in excess of the amounts insured by the federal government.

Finance Receivables

Finance receivables consist of the aggregate principal balances of all auto loans in our active portfolio plus accrued interest receivable and direct loan origination costs, which are collateralized by used vehicles sold. Finance receivables are comprised solely of loans related to used vehicles sold by us, all of which are simple interest loans which may be prepaid without penalty. We do not place loans on nonaccrual status, nor do we classify loans as impaired, since accounts are charged-off when the loans become contractually past due.

Charge-off Policy

The accrual of interest is discontinued and any accrued but unpaid interest is reversed and written-off along with any unamortized loan origination costs when the loans are charged-off. Accounts which have been charged-off have been removed from finance receivables. Net charge-offs consist of finance receivable principal balances charged-off, net of any amounts received from vehicles recovered and sold at auction, sales tax refunds, where applicable, and any subsequent collections on the charged-off accounts, as well as an estimate of recoveries on loans previously charged-off (recovery receivables).

Prior to December 2011, loans were charged-off at 91 days contractually past due. In December 2011, we made a modification to our charge-off policy, which was treated as a change in accounting estimate. Under our new charge-off policy, we charge-off the entire principal balance of receivables that are contractually 91 or more days past due at the end of a month, unless the customer has made a qualifying minimum payment within the previous 30 days from month-end, in which case the customer loan would not charge-off until 121 days contractually past due. This change was made as a result of a change in delinquency patterns, partially resulting from a fully centralized collections environment, and an analysis which indicated that loans which have made a payment within 30 days, are collectible, therefore, should not be charged-off.

If this change was not executed, for the year-ended December 31, 2011, net charge-offs would have been $2.6 million higher than reported, provision for credit losses would have been $2.0 million higher than reported, interest income would have been $0.1 million lower than reported, and net income would have been $2.1 million lower than reported.

Allowance for Credit Losses

We maintain an allowance for credit losses on an aggregated basis. We accrue for estimated losses when it is probable that the amount will not be fully collectible and the amount of the loss can be reasonably estimated. The evaluation of the adequacy of the allowance for credit losses considers such factors as performance of the loan portfolio by month of origination (“static pool analysis”), the portfolio credit grade mix, our historical credit losses, the overall portfolio quality, delinquency status, the value of the underlying collateral, current economic conditions that may affect the borrowers’ ability to pay, and the overall effectiveness of collection efforts. This estimate of existing probable and estimable losses is primarily based on static pool analyses prepared for various segments of the portfolio utilizing historic loss experience, adjusted for the estimated impact of current economic factors. In management’s judgment, the allowance is maintained at a level that is adequate to provide for the estimate of probable credit losses inherent in our finance receivable portfolio. Charge-offs are recorded as a reduction to the allowance for credit losses at the time of charge-off. An estimate of recovery proceeds is recorded as an other asset, see (“Recovery Receivables” below,) until such time as the vehicle or other recovery proceeds are received. For previously charged-off accounts that are subsequently recovered, or portions thereof, the amount of such recovery is credited to the allowance for credit losses. On a quarterly basis management reviews the allowance for credit losses for reasonableness and adequacy. Adjustments to the allowance for credit losses as a result of our allowance analyses are recorded through the provision for credit losses.

Recovery Receivables

Recovery receivables represent estimated recoveries to be received on charged-off finance receivables, including proceeds from selling repossessed vehicles at auction, along with insurance, bankruptcy and deficiency collections. The recovery amount from selling repossessed vehicles at auction is a forecast of vehicles to be recovered from loans previously charged-off and vehicles currently in our possession. We estimate the number of units we will recover and the value that we will receive for these vehicles at auction. Our forecast utilizes historical data with respect to recovery rates, values, and time from charge-off to repossession. Changes in recovery receivables are treated as increases or decreases to net charge-offs and ultimately the allowance for credit losses. At December 31, 2011 and 2010, recovery receivables amounted to $34.5 million and $24.3 million, respectively, and are included as a component of other assets on the accompanying consolidated balance sheets.

Inventory

Inventory consists of used vehicles held-for-sale, or currently undergoing reconditioning, and is stated at the lower of cost or market value. Vehicle inventory cost is determined by specific identification. Direct and indirect vehicle reconditioning costs including parts and labor, costs to transport the vehicles to our reconditioning centers and dealership locations, and other incremental costs are capitalized as a component of inventory cost.

Property and Equipment

Property and equipment consists of land, buildings, leasehold improvements, furniture, software, and repairs and maintenance costs that extend the life of an asset. Property and equipment is stated at cost and is shown net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the assets, which range from three to 15 years for equipment, three to five years for furniture, three years for software, five to ten years for building improvements, and thirty years for buildings. Leasehold improvements are depreciated using the straight-line method over the lesser of the lease term or the estimated useful lives of the related improvements.

Capitalized Internally Developed Software

We capitalize direct costs of materials and services consumed in developing or obtaining internal use software. We also capitalize payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of software products for internal use, to the extent of the time spent directly on the project. Capitalization of costs begins during the development stage and ends when the software is available for general use. Amortization of these costs is computed using the straight-line method over the estimated economic life of the software.

Deferred Financing Costs

Costs relating to obtaining debt financing and capital leases are capitalized and amortized over the term of the related debt using the effective interest method. Unamortized deferred financing costs at December 31, 2011 and 2010 were $15.8 million and $17.8 million, respectively, and are included as a component of other assets on the accompanying consolidated balance sheets. Amortization of deferred financing costs is recorded as component of interest expense, and was $11.9 million, $17.8 million, and $14.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. When debt is paid in full prior to maturity, any unamortized deferred financing costs are removed from the balance sheet and either treated as a reduction of gain on extinguishment of debt, in the case of a repurchase of debt, or treated as interest expense, if debt is paid in full prior to maturity, or treated as a reduction of equity if debt is exchanged for equity.

Limited Warranty

Our DriveCare® limited warranty provides major mechanical and air-conditioning coverage on every used vehicle we sell. The limited warranty covers vehicles for 36 months or 36,000 miles, whichever comes first, and includes oil changes at Sears Automotive and other locations and 24/7 roadside assistance. The warranty is included in the sales price of the vehicle and is not sold as a separate product. A liability for the estimated cost of vehicle repairs under our warranty program is established at the time a used vehicle is sold by charging costs of used vehicles sold. We currently offer no warranty outside of our DriveCare® limited warranty. The liability is evaluated for adequacy through an analysis based on the program’s historical performance of cost incurred per unit sold, management’s estimate of frequency of vehicles to be repaired and severity of claims based on vehicles currently under warranty along with the estimated cost of oil changes and the estimated cost of roadside assistance, both of which are based on the program’s historical performance and our expectation of future usage.

Revenue Recognition

Revenue from the sale of used vehicles is recognized upon delivery, when the sales contract is signed and the agreed-upon down payment or purchase price has been received. Sales of used vehicles include revenue from the sale of used vehicles, net of a reserve for returns and net of sales tax. The reserve for returns is estimated using historical experience and trends. Our reserve for returns at December 31, 2011 and 2010 was $1.5 million and $2.3 million, respectively. Revenue is recognized at time of sale since persuasive evidence of an arrangement in the form of an installment sales contract exists, we have delivered the vehicle to the customer, transferred title, the sales have a fixed and determinable price, and collectability is reasonably assured.

Interest income consists of interest earned on installment sales contracts, net of amortization of loan origination costs, plus late payment fees and interest earned on investments held in trust. Interest income is recognized using the effective interest method and the loans provided to customers are simple interest loans that may be prepaid without penalty. Direct loan origination costs related to loans originated at our dealerships are deferred and charged against interest income over the life of the related loans using the effective interest method.

Cost of Used Vehicles Sold

Cost of used vehicles sold includes the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale. Direct and indirect vehicle reconditioning costs, including parts and labor, costs to transport the vehicles to our dealership locations, warranty costs, and other incremental costs which are allocated to inventory via standard costing, are included in cost of used vehicles sold. The cost of used vehicles sold is determined on a specific identification basis.

Accounting for Transfers of Financial Assets

Securitizations. We periodically sell loans originated at our dealerships to our bankruptcy-remote securitization subsidiaries, which, in turn, transfer the loans to separate trusts that issue notes and certificates collateralized by these loans. The notes (asset-backed securities) are sold to investors, and we retain the residual certificates. We continue to service all securitized loans. We have determined that the trusts are variable interest entities and that DTAC is the primary beneficiary of those trusts, therefore, loans included in the securitization transactions are recorded as finance receivables and the asset-backed securities that are issued by the trusts are recorded as a component of portfolio term financings in the accompanying consolidated balance sheets. The bankruptcy remote securitization subsidiaries are owned and controlled by DTAC.

Additional credit enhancement is achieved via over collateralization and a cash reserve account is established for the benefit of the Asset-Backed Security note holders. The reserve accounts are classified as restricted cash and investments held in trust in the consolidated balance sheets.

Warehouse facilities. We utilize portfolio warehouse facilities in order to fund our finance receivable originations. Loans originated are pledged to the warehouse lenders to create borrowing base. The pledge of collateral is accomplished through a sale from DTAC to the bankruptcy-remote subsidiary (SPE) formed for each warehouse facility. Although these sales are treated as true-sales for legal purposes, we have determined these SPEs to be VIEs, for which DTAC is the primary beneficiary, therefore, DTAC consolidates the VIEs and finance receivables pledged to the SPEs and the associated debt of the warehouse facilities are consolidated into our financial statements.

Other Portfolio Term Financings. As with our traditional securitization program, under our Pooled Auto Loan Program (“PALP”), we pooled loans originated at our dealerships and sold them to either (i) a special purpose entity which transfers the loans to a separate trust which, in turn, issues a note collateralized by the loans; or (ii) we sold the pooled loans, in a secured financing transaction, directly to a third-party financial institution to yield a specified return with the right to repurchase these loans at a specified date. We retained all servicing. Both types of PALP transactions are accounted for as secured financings, either due to our right to repurchase the loans sold at a specified date or due to certain restrictions placed on the trusts. Therefore, the loans included in these transactions remain in finance receivables and the debt is reflected as a component of portfolio term financings on the consolidated balance sheets.

Provision for Credit Losses

Provision for credit losses is the charge recorded to operations in order to maintain an allowance for credit losses adequate to cover losses inherent in the portfolio.

Advertising

All costs related to advertising and marketing are expensed in the period incurred. Advertising costs related to production are capitalized, and expensed once the media is aired. We had capitalized advertising costs of $0.8 million and $0.9 million as of December 31, 2011 and 2010. Total advertising costs for the years ended December 31, 2011, 2010, and 2009 were $22.3 million, $16.5 million, and $13.7 million, respectively.

Income Taxes

DTAG and DTAC are both S-corporations for federal and state income tax purposes. There is no provision for income taxes, except for any amount of entity level state tax in certain jurisdictions, and federal income taxes related to a wholly-owned subsidiary of DTAG, which is a C-corporation. Income or losses of an S-corporation flow through to the individual shareholders, who report such income or loss on their individual income tax returns.

Impairment of Long-Lived Assets

We own some of our used vehicle sales facilities, a reconditioning facility, and an operations call center building. These long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed would be reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. At December 31, 2011 and 2010, there were no indications of impairment pertaining to these assets.

Business Segment

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. The vertical integration of our business provides for one interdependent platform which enables us to both sell and finance vehicles to customers with subprime credit. We finance approximately 100% of all vehicles sold at our dealerships in a single sales/finance transaction and each of our individual stores are similar in nature and only engage in the selling and financing of used vehicles for the subprime segment of the market. In addition, decisions regarding allocation of resources and assessing operating performance are reviewed on a consolidated basis by our chief operating decision maker; therefore, we have one operating and reporting segment.

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

Stock-Based Compensation

We record compensation expense for awards of restricted stock granted to employees in accordance with ASC 718, “Compensation—Stock Compensation”. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value. We utilized a third party financial and economic appraiser to assist us in determining the grant-date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods using graded vesting (see Note 12—Shareholders’ Equity & Dividends to our consolidated financial statements included herein).

Reclassifications

Certain prior period amounts have been reclassified to be consistent with current period financial statement presentation. For the year ended December 31, 2010, we reclassified a total of $4.0 million from selling and marketing expense to general and administrative expense.

(3) Restricted Cash and Investments Held in Trust

We maintain various cash accounts, which are pledged as collateral under our debt agreements. We are permitted to invest funds in these accounts in short-term, high quality liquid investments. The following is a summary of restricted cash and investments held in trust:

	December 31, 2011	December 31, 2010
	($ in thousands)
Restricted cash	$37,917	$56,110
Investments Held in Trust	61,799	25,781

	$99,716	$81,891

Restricted Cash

Restricted cash consists of cash collections related to loans held in securitization trusts, pledged to our portfolio warehouse facilities, and included in PALP transactions, which have been collected from customers, but have not yet been submitted either to the lenders or the securitization trustee, as appropriate.

Investments Held in Trust

We maintain cash reserve accounts on behalf of Asset-Backed Security investors in our securitizations and certain PALP transactions as a form of credit enhancement. At the time loans are transferred to a trust, a portion of the proceeds from sales of notes are deposited into a reserve account that is pledged to the trusts. We may be required to make additional deposits to reserve accounts from collections on the loans to fund the reserve account to the required target percentage. Balances in the reserve accounts totaled $20.0 million and $7.1 million at December 31, 2011 and 2010, respectively. Investments held in trust also include collections related to loans held in securitization trusts and loans included in PALP financing transactions, which have been collected from customers, and submitted to the trustee, but have not yet been paid to the lenders, as appropriate.

(4) Finance Receivables

The following is a summary of finance receivables:

	December 31,
	2011	2010
	($ in thousands)
Principal Balances	$1,466,680	$1,381,092
Accrued Interest	12,971	12,156
Loan Origination Costs	15,689	15,493

Finance Receivables	$1,495,340	$1,408,741

In accordance with the requirements of ASU 2010-20: “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, our disclosures include an aging analysis of past due financing receivables and credit quality. Our finance receivables are defined as one segment and class of loan, which is the sub-prime consumer auto loan. Therefore, the disaggregation of information into portfolio segment and classes for assets with different risk characteristics is limited, and the level of risks inherent in our financing receivables are managed as one homogeneous pool and further segmented with our proprietary credit scoring system as described below —Credit Quality Indicators. We have chosen our internal customer credit scoring model since it has a direct and prominent impact in managing our portfolio receivables and monitoring its performance.

Finance receivables pledged as collateral associated with liabilities in our warehouse facilities, asset backed securitizations, and PALP financings, are provided in Note 8—Debt Obligations. We do not place loans on nonaccrual status, nor do we classify loans as impaired, since accounts are charged-off when the loan becomes contractually past due under our charge-off policy. We do not have loans that meet the definition of troubled debt restructurings. During the years ended December 31, 2011 and 2010, we did not purchase or sell finance receivables.

Credit quality information for our finance receivables portfolio is provided as of the dates indicated below:

Age Analysis of Past Due Finance Receivables

	December 31,
Days Delinquent:	2011		2010
	($ in thousands)
	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal
Current	66.8%	$979,155	54.2%	$748,828
01-30 Days	22.0%	322,670	36.7%	506,585
31-60 Days	7.1%	104,574	6.3%	86,456
61-90 Days	3.8%	55,881	2.8%	39,223
91-120 Days	0.3%	4,400	—	—

Total Past Due	33.2%	$487,525	45.8%	$632,264

Total Finance Receivables	100.0%	$1,466,680	100.0%	$1,381,092

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Delinquencies are presented on a Sunday-to-Sunday basis, which reflects delinquencies as of the nearest Sunday to period end. Sunday is used to eliminate any impact of the day of the week on delinquencies since delinquencies tend to be higher mid-week.

Credit Quality Indicators

We monitor our portfolio performance and the credit grade mix of originations. Our proprietary credit grading system segments our customers into eight credit grades. We control the grade mix of originations through the deal terms provided to our customers, which are established centrally by our risk management team, and applied consistently throughout our dealership network. Our loans have an average original term of approximately 57 months and an average life of only 33 months, due to charge-offs and pay-offs. The average life of our loans enables us to closely monitor credit trends and make appropriate adjustments to both the grade mix and pricing of our originations.

Many companies use FICO scores as a standard metric to assess the credit risk of customers. Our internal scoring models include the use of alternative data sources along with traditional credit bureau data which allow us the ability to separate the credit risk levels of the subprime auto segment into different categories. Our centralized proprietary credit scoring models are currently used to classify customers into various risk grades that are linked to financing parameters. The scoring models are periodically updated to account for changes in loan performance, data sources, geographic presence, economic cycles, and business processes.

Prior to each sale, we require our customers to complete a credit application. Upon entering the customer information into our origination system, our proprietary credit scoring system determines the customer’s credit grade, which is used by the dealership to help select vehicles that fit the required deal terms and the customer’s needs. The customer’s credit grade and type of vehicle determine the term, maximum installment payment, and minimum down payment amounts. The annual percentage rate (APR) charged is a function of the customer’s credit grade, down payment, and model year of the vehicle. Our centralized risk management and pricing departments set these terms. The static-pool tracking of portfolio loss performance is also monitored by credit grade. Our scoring model is comprised of eight credit grades ranging from A+ to D-, with A+ being the lowest risk credit grade and a D- being the highest risk credit grade. Generally, the lower the risk grade, the lower the unit loss rate.

Concentration of Credit Risk

At December 31, 2011, a summary of our portfolio by our internally assigned credit risk ratings was as follows:

Grade	Average FICO Score (1)	Percentage of Portfolio Contracts	Total Contracts	Percentage of Portfolio Principal	Total Portfolio Principal
					($ in thousands)
A+	557	10.4%	14,270	10.7%	$156,935
A	538	18.2%	24,954	18.7%	274,269
B	516	36.8%	50,582	38.3%	561,738
C	500	28.2%	38,756	27.1%	397,470
C-	486	4.7%	6,400	3.8%	55,734
D+/D/D-	475	1.7%	2,331	1.4%	20,534

		100.0%	137,293	100.0%	$1,466,680

(1)-	Average FICO score is provided as an external metric of credit quality. FICO score is not utilized to determine internal credit grade.

At December 31, 2010, a summary of our portfolio by our internally assigned credit risk ratings was as follows:

Grade	Average FICO Score (1)	Percentage of Portfolio Contracts	Total Contracts	Percentage of Portfolio Principal	Total Portfolio Principal
					($ in thousands)
A+	560	9.9%	13,307	10.1%	$138,903
A	537	17.4%	23,382	18.0%	247,937
B	516	35.9%	48,270	37.7%	521,331
C	499	29.1%	39,056	28.2%	388,979
C-	482	5.8%	7,801	4.5%	62,539
D+/D/D-	461	1.9%	2,448	1.5%	21,403

		100.0%	134,264	100.0%	$1,381,092

(1)-	Average FICO score is provided as an external metric of credit quality. FICO score is not utilized to determine internal credit grade.

At December 31, our portfolio concentration by state was as follows:

December 31, 2011
State	Percent of Portfolio	Loan Principal
		($ in thousands)
Texas	23.9%	$351,210
Florida	16.6%	243,024
North Carolina	10.3%	150,920
Arizona	7.6%	112,097
Virginia	7.3%	106,715
Georgia	7.3%	106,415
California	4.9%	72,137
Nevada	4.6%	67,631
New Mexico	3.6%	53,484
Tennessee	3.9%	56,925
Colorado	2.8%	40,558
South Carolina	2.6%	37,987
Oklahoma	1.9%	28,229
Alabama	1.7%	25,455
Indiana	0.5%	6,843
Mississippi	0.4%	5,844
Ohio	0.1%	1,206

	100.0%	$1,466,680

December 31, 2010
State	Percent of Portfolio	Loan Principal
		($ in thousands)
Texas	27.5%	$379,396
Florida	18.1%	249,514
North Carolina	10.6%	146,086
Georgia	8.0%	110,303
Virginia	8.0%	109,818
Arizona	7.9%	109,108
California	5.6%	77,403
Nevada	4.6%	64,302
New Mexico	4.2%	58,029
Colorado	2.9%	40,571
South Carolina	1.0%	13,553
Tennessee	0.8%	10,492
Tennessee	0.6%	10,171
Alabama	0.2%	2,346

	100.0%	$1,381,092

(5) Allowance for Credit Losses

We maintain an allowance for credit losses on an aggregate basis at a level we consider sufficient to cover probable credit losses inherent in our portfolio of receivables as of each reporting date. The allowance takes into account historical credit loss experience, including timing, frequency and severity of losses. This estimate of existing probable credit losses inherent in the portfolio is primarily based on static pool analyses by month of origination based on origination principal, credit grade mix and deal structure, including down payment and term. The evaluation of the adequacy of the allowance also considers factors and assumptions regarding the overall portfolio quality, delinquency status, the value of the underlying collateral, current economic conditions that may affect the borrowers’ ability to pay, and the overall effectiveness of collection efforts.

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

The following table sets forth the rollforward of the allowance for credit losses for the periods indicated:

	Years Ended December 31,
	2011	2010
	($ in thousands)
Allowance Activity:
Balance, beginning of period	$208,000	$218,259
Provision for credit losses	207,198	175,900
Net charge-offs	(193,665)	(186,159)

Balance, end of period	$221,533	$208,000

Allowance as a percent of ending principal	15.1%	15.0%

Charge-off Activity:
Principal balances	$(338,357)	$(302,714)
Recoveries, net	144,692	116,555

Net charge-offs	$(193,665)	$(186,159)

(6) Property and Equipment, Net

A summary of property and equipment follows:

	December 31,
	2011	2010
	($ in thousands)
Land	$13,401	$8,883
Buildings and Improvements	97,301	77,600
Equipment	39,959	34,211
Furniture	15,589	12,198
Software	36,933	29,438

	203,183	162,330
Less Accumulated Depreciation and Amortization	(112,514)	(100,700)

Property and Equipment, Net	$90,669	$61,630

We have commitments under capital leases, consisting primarily of software, computer equipment, and reconditioning center equipment classified in Equipment and Software included in the above table. As of December 31, 2011, assets under capital leases had a cost of $5.4 million and accumulated depreciation of $1.7 million. As of December 31, 2010, assets under capital leases had a cost of $4.4 million and accumulated depreciation of $0.8 million.

For the years ended December 31, 2011, 2010, and 2009, we capitalized $2.6 million, $1.9 million, and $1.3 million, respectively, of payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of software products for internal use, to the extent of the time spent directly on the project.

(7) Other Assets

A summary of other assets follows:

	December 31,
	2011	2010
	($ in thousands)
Prepaid assets	$6,952	$6,062
Recovery receivables	34,482	24,342
Deferred financing costs	15,805	17,820
Other assets	7,221	6,030

Total Other assets	$64,460	$54,254

(8) Debt Obligations

Portfolio Term Financings

The following is a summary of portfolio term financings:

	December 31
	2011	2010
	($ in thousands)
Securitization Debt:
Asset Backed Security obligations issued pursuant to the Company’s securitizations	$679,031	$303,902
Portfolio Term Residual Financing:
Fixed rate financing facility secured by residual interests in finance receivables of warehouse facilities	100,000	100,000
Pooled Auto Loan Program Financings:
Fixed rate secured financing transactions for our finance receivable portfolio	3,603	10,131

Total Portfolio Term Financings	$782,634	$414,033

Securitization debt

The following table is a summary of securitization transactions with outstanding balances for each period presented:

	Original Note/Debt Amount	As of December 31, 2011			As of December 31, 2010
		Note/Debt Balance	Receivables Balance	Cash Reserve	Note/Debt Balance	Receivables Balance	Cash Reserve (1)

		($ in thousands)
Securitization Transactions
2009-1	$192,600	$54,451	$78,264	$1,500	$118,025	$175,082	$1,839
2010-1	$228,000	87,362	138,858	4,499	185,877	264,939	4,500
2011-1	$214,181	125,711	177,253	4,200	—	—	—
2011-2	$246,880	176,163	213,542	4,500	—	—	—
2011-3	$246,886	235,344	283,447	4,500	—	—	—

		$679,031	$891,364	$19,199	$303,902	$440,021	$6,339

Asset-backed securities outstanding are secured by underlying pools of finance receivables and investments held in trust. Asset-backed securities outstanding have interest payable monthly at fixed rates ranging from 3.2% to 5.5% at December 31, 2011 and 3.7% to 5.4% at December 31, 2010. These rates represent the original duration weighted average rates of the outstanding asset-backed securities. Credit enhancement for the asset-backed securities consists of a reserve account, over collateralization, and subordination of certain classes of notes in each trust to more senior classes of notes in such trust. Over collateralization represents finance receivable principal balance in excess of the face value of asset-backed securities issued. Cash reserves are funded with proceeds from the sale of asset-backed securities and through cash collections. The 2011-3, 2011-2, 2011-1 and 2010-1 securitizations were rated in tranches with credit ratings from AAA to BBB by Standard and Poors (S&P) and DBRS, and the 2009-1 securitization was rated in tranches with credit ratings from AAA to A by DBRS. All ratings were obtained without external credit enhancement of a mono-line insurer.

Individual securitization trusts are not cross-collateralized or cross-defaulted. Additionally, we have the option to purchase the remaining loans in a trust when the remaining principal balances of the loans reach a specified percentage (generally 10%) of their original principal balance.

Portfolio term residual financing

Our $100.0 million term residual facility with Santander Consumer USA Inc. (Santander), is secured primarily by residual interests in our warehouse facilities, which were comprised of $291.4 million in eligible loans as of December 31, 2011. It contains an advance rate of 75% on the receivables pledged to the facility. This facility provides for funding through September 2013 with a term-out feature resulting in a final maturity of September 2014. Interest is fixed at 8.62%. At December 31, 2011, we were in compliance with all financial covenants of this facility.

Pooled auto loan program financings (PALP)

PALP financings are secured by underlying pools of finance receivables and in certain cases, a cash reserve account. At December 31, 2011, interest rates on our outstanding PALP financings are at a fixed rate of 8.0%. At December 31, 2011 and December 31, 2010, the aggregate amount of finance receivables and cash reserve accounts securing these financings were $5.1 million and $13.6 million, respectively. The net advance rate on the receivables ranged from 55.9% to 67.1% of the principal balance for transactions outstanding at December 31, 2011 and from 69.9% to 74.1% of the principal balance for transactions outstanding at December 31, 2010. In certain cases there may be a cash reserve/holdback which is netted against the debt amount to arrive at the net advance rate. At December 31, 2011, we were in compliance with all financial covenants of the PALP financings.

Portfolio warehouse facilities

The following is a summary of portfolio warehouse facilities

	December 31,
	2011	2010
	($ in thousands)
Portfolio Warehouse Facilities:
Warehouse Facility I	$39,000	$141,715
Warehouse Facility II	—	100,000
Warehouse Facility III	31,792	117,392
Warehouse Facility IV	30,600	43,900
Warehouse Facility V	40,000	—

Total Portfolio Warehouse Facilities	$141,392	$403,007

Warehouse Facility I

We have a $150.0 million revolving warehouse facility with Deutsche Bank AG, New York Branch (Deutsche Bank). This facility carries an advance rate on the receivables pledged to the facility of 58% and amounts outstanding at December 31, 2011 are secured by finance receivable principal balances of $110.0 million. The amounts outstanding under the facility bear interest based on the lenders’ cost of funds thereunder plus 2.25% and 4.25% as of December 31, 2011 and 2010, respectively, equating to 2.54% at December 31, 2011 and 4.56% at December 31, 2010. The facility expires December 2012 and has a term-out feature, resulting in a final maturity of December 2013. At December 31, 2011, we were in compliance with all financial covenants of this facility.

Warehouse Facility II

In May 2011, we paid off the outstanding balance of Warehouse II with Santander and terminated the facility.

Warehouse Facility III

We have a $125.0 million revolving warehouse facility with UBS Real Estate Securities Inc. (UBS). This facility carries an advance rate on the receivables pledged to the facility of 60% and amounts outstanding at December 31, 2011 are secured by finance receivables of $105.5 million. The amounts outstanding under the facility bear interest at LIBOR plus 1.9% and 2.50% as of December 31, 2011 and 2010, respectively, equating to 2.18% and 2.76% at December 31, 2011 and 2010. The agreement provides for funding through August 2012 with a term-out feature resulting in a final maturity of August 2013. At December 31, 2011, we were in compliance with all financial covenants of this facility.

Warehouse Facility IV

We have a $125.0 million revolving warehouse facility with The Royal Bank of Scotland PLC (RBS). This facility carries an advance rate on the receivables pledged to the facility of 53% and amounts outstanding at December 31, 2011 are secured by finance receivables of $100.4 million. The amounts outstanding under the facility bear interest at the lenders’ cost of funds thereunder plus 1.50% and 2.5% as of December 31, 2011 and 2010, respectively, equating to 1.88% and 2.81% at December 31, 2011 and 2010, respectively. The agreement expires May 2012, with a term-out feature resulting in a final maturity of May 2013. At December 31, 2011, we were in compliance with all financial covenants of this facility. See Note 16-Subsequent Events, for information regarding an amendment to this facility subsequent to December 31, 2011.

Warehouse Facility V

In December 2011, we entered into a $150.0 million revolving warehouse facility with Wells Fargo Bank, N.A. (Wells Fargo). This facility carries an advance rate on the receivables pledged to the facility of 57.6% and amounts outstanding at December 31, 2011 are secured by finance receivables of $78.5 million. The amounts outstanding under the facility bear interest at the lenders’ cost of funds thereunder plus 2.25%, equating to 2.53% at December 31, 2011. The agreement expires in December 2013, with a term-out feature resulting in a final maturity of December 2015. At December 31, 2011, we were in compliance with all financial covenants of this facility.

Collateral

The finance receivables pledged as collateral to each of the warehouse facilities is established for the benefit of the note holders, and the respective carrying amounts of the finance receivables pledged as collateral are disclosed above. These facilities contain a borrowing base which requires us to pledge finance receivables in excess of the amounts which we can borrow under the facilities. The aggregate balance of finance receivables are presented on our consolidated balance sheets included herein, and we do not separately classify those assets serving as collateral since the creditors in each of the warehouse facilities do not have the right to sell or repledge the collateral, except in certain cases upon an event of default.

Warehouse Facility Structure

We formed individual limited liability companies, each of which is a wholly-owned subsidiary of DTAC, which serve as the sole borrowers under our existing portfolio warehouse facilities and our portfolio term residual financing. Each of these LLCs is a special purpose entity (SPE) established specifically for the purpose of the applicable lending relationship, with assets and liabilities distinct from the remainder of DTAG and DTAC. These facilities do not contain mark-to-market clauses that would otherwise enable the lenders to reduce advance rates based on market conditions, limit recourse of the respective facility amounts, and limit the lenders’ ability to sell or otherwise dispose of the underlying collateral upon certain termination events. In addition, on the termination date of the facilities, (i) failure to pay amounts outstanding at termination do not immediately give rise to the applicable lender’s right to foreclose on the applicable collateral, (ii) all collections on the contracts collateralizing these facilities would be used to pay down the facility until they are paid in full, and (iii) we would continue to service the contracts that are pledged under the facility, for which we would receive an annualized service fee of up to 7.0%.

Some of the SPEs related to our warehouse facilities have entered into demand notes with DTAC, each of which has been pledged to the applicable lender. At December 31, 2011, Warehouse I has a demand note in the amount of $15.0 million, Warehouses III and IV each have a demand note of $12.5 million, and Warehouse V does not have a demand note. Each demand note is guaranteed by DTAG. Prior to the termination date under each of these warehouse facilities, under certain circumstances, the applicable lender can require DTAC to fund the demand note, and apply the proceeds to pay down the facility with the applicable SPE. After the termination date, the applicable lender or program agent can require DTAC to fund the demand note, at its sole discretion, and apply the proceeds to pay down the facility with the applicable SPE if, and only if, any of the following occurs: (i) the Termination Date (as defined in each agreement) occurs as a result of an Event of Termination (as defined in each agreement), (ii) the applicable SPE fails to maintain borrowing base compliance after the Termination Date, (iii) an Event of Termination occurs after the termination date and is continuing and (iv) other than with respect to Warehouse Facility II, the applicable SPE fails to effect its required clean-up call.

Senior secured notes payable

A summary of Senior Secured Notes payable follows:

	December 31,
	2011	2010
	($ in thousands)
Senior Secured Notes Payable, net	$198,058	$149,360
Senior Secured Notes Payable, net—Related Party	—	48,469

Total Senior Secured Notes Payable	$198,058	$197,829

In June 2010, we issued $200.0 million of 12.625% senior secured notes due 2017 (Senior Secured Notes). The Senior Secured Notes were issued with an original issuance price of 98.854%, resulting in an effective yield of 12.875%. Interest on the Senior Secured Notes is payable semi- annually in arrears on each June 15 and December 15. Simultaneously with this offering, Verde Investments, Inc., a company owned by Mr. Garcia (“Verde”) exchanged $35.0 million of our subordinated notes and Mr. Fidel exchanged $2.0 million of our junior secured notes for $37.0 million aggregate principal balance of senior secured notes issued. Subsequently, in September 2010, Verde and Mr. Fidel purchased $10.0 million and $2.0 million, respectively, of the Senior Secured Notes at a price of 99.0% from an unrelated third party. As of December 31, 2010, as a result of these transactions, Verde and Mr. Fidel owned $45.0 million and $4.0 million of the Senior Secured Notes, respectively. In June 2011, Verde purchased Mr. Fidel’s $4.0 million of Senior Secured Notes, and Verde then sold the $49.0 million of Senior Secured Notes held by it on the open market. As a result, at December 31, 2011, none of the Senior Secured Notes were held by a related party. The sale by Verde was facilitated by the Company through an Offering Memorandum and did not result in any additional Senior Secured Notes being issued.

At both December 31, 2011 and December 31, 2010, the Senior Secured Notes are shown net of unamortized discount of $1.9 million and $2.2 million, respectively.

Guarantees

The Senior Secured Notes are unconditionally guaranteed by certain of our existing and future domestic restricted subsidiaries. The guarantees rank senior in right of payment to all existing and future subordinated indebtedness of these subsidiaries and equal in right of payment with all existing and future senior indebtedness of these subsidiaries.

Security

The collateral for the Senior Secured Notes consists of a (i) first lien on (a) finance receivables held by the issuers, (b) equity interests held by certain of DTAC’s wholly owned subsidiaries (“Pledged SPSs”), and (c) residual property rights in finance receivables securing other financings, in each case subject to certain exceptions, and a (ii) second lien, behind one or more secured credit facilities, on inventory owned by one of the guarantors. If, following a payment default under the exchanges notes, the holders of Senior Secured Notes exercise their rights under the pledge agreement with respect to the Pledged SPSs, a third-party paying agent will direct all cash flows from the Pledged SPSs to their respective defined sets of creditors, with the residual to be paid to the collateral agent for the Senior Secured Notes. Therefore, a first-priority lien on the equity interests of the Pledged SPSs is effectively a second-priority lien on the underlying collateral held by such Pledged SPSs.

Maintenance covenants

We are required to comply with certain maintenance covenants relating to minimum net worth and minimum collateral coverage. As of December 31, 2011, we were in compliance with such covenants.

Other secured notes payable

A summary of other secured notes payable follows:

	December 31,
	2011	2010
	($ in thousands)
Revolving Inventory Facility	$84,500	$40,000
Mortgage Note Payable	12,661	12,859
Equipment Note Payable	2,135	2,479

Total Other Secured Notes Payable	$99,296	$55,338

Revolving inventory facility

We have a revolving inventory line with a maximum capacity of $140.0 million, inclusive of a $10.0 million seasonal increase to the base facility of $10.0 million through the months of November to January each year. The facility has an advance rate of 85% of qualifying vehicle costs and is secured by our entire vehicle inventory. The interest rate on the facility is based on the Daily One Month Libor rate plus 3.5%, equating to 3.8% at December 31, 2011. The facility matures on November 1, 2014. At December 31, 2011, we were in compliance with all financial covenants of this facility.

Mortgage note payable

We have a mortgage note payable which is secured by our operations call center building in Mesa, Arizona (a commercial property). The note bears interest at 5.87%. Terms of the note agreement provide for monthly principal and interest payments with a balloon payment due in March 2017. At December 31, 2011, we were in compliance with all financial covenants of this loan.

Equipment note payable

We have an equipment note payable with an original principal amount of $2.7 million. This note is secured by an aircraft and note bears interest at the Prime rate plus 1.5%, equating to 4.75% at December 31, 2011. Terms of the note agreement provide for monthly principal and interest payments with a balloon payment due in April 2013. At December 31, 2011, we were in compliance with all financial covenants of this loan.

Future Minimum Principal Payments

The following table represents the future minimum principal payments required under our debt obligations and capital leases as of December 31, 2011:

	As of December 31, 2011
	Payments by Period
	($ in thousands)
	Total	Less than 1 Year (3)	Year 2	Year 3	Year 4	Year 5	More than 5 Years
Securitizations & PALP (1)	$682,634	$387,912	$206,663	$88,059	$—	$—	$—
Portfolio warehouse facilities (2)	141,392	113,598	27,794	—	—	—	—
Portfolio Term Residual Financing	100,000	—	100,000	—	—	—	—
Senior secured notes	198,058	—	—	—	—	—	198,058
Inventory facility	84,500	—	—	84,500	—	—	—
Real estate mortgage loan	12,661	207	223	236	251	264	11,480
Equipment note, secured by an aircraft	2,135	361	1,774	—	—	—	—
Capital lease obligations	3,423	1,353	1,096	868	106	—	—

Total (4)	$1,224,803	$503,431	$337,550	$173,663	$357	$264	$209,538

(1)

Securitization obligations and PALP agreements do not have a contractual termination date. Therefore, all collections on the contracts collateralizing the securities are used to repay the asset-backed security holders based on an expected duration of the securities. However, since these facilities contain term-out features, this table assumes all amounts are due and payable at maturity and does not factor-in term-out features of each facility. Collections on the contracts collateralizing the facility are used to repay the facility until it is paid in full.

(2)

On the termination date of the facilities, amounts outstanding at termination are not due and payable immediately since these facilities contain term-out features. All collections on the contracts collateralizing this facility are used to pay down the facilities until they are paid in full.

(3)	Generally and historically, we renewed or replaced facilities expiring in less than one year.
(4)	Total contractual obligations exclude future interest payment obligations.

(9) Extinguishments of Debt

A summary of gains and losses on extinguishment of debt is as follows:

Year Ended December 31, 2010
Month	Type	Principal Repurchased	Loss
		($ in thousands)
August	Pooled Auto Loans	$227,890	$(3,418)

Year Ended December 31, 2009
Month	Type	Principal Repurchased	Net Gain (Loss)
		($ in thousands)
January	Senior Unsecured Notes	$15,000	$4,908
March	2007-A Securitization Debt	13,200	1,846
April	Senior Unsecured Notes	30,000	9,911
May	Senior Unsecured Notes	25,000	8,246
June	Senior Unsecured Notes	20,000	6,648
September	Senior Unsecured Notes – Related Party	32,000	(1,248)

			$30,311

(10) Related Party Transactions

Relationship with Verde Investments, Inc. Verde Investments, Inc. (Verde) is an Arizona corporation that is wholly-owned by Mr. Garcia. Verde engages in the acquisition, development, and long-term investment in real estate and other commercial assets. Mr. Garcia is the principal stockholder, president and director of Verde. Transactions between us and Verde are described below.

During the years ended December 31, 2011, 2010, and 2009, we recorded related party operating expenses as follows:

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
General and Administrative Expenses—Related Party
Property lease expense	$3,795	$6,034	$6,710
Non-cash compensation expense	—	1,125	2,250
Restricted stock compensation expense	2,790	3,874	—
Aircraft operating and lease expense	3,937	3,693	3,626
Salaries and wages, general & administrative and other expenses	793	812	567
Reimbursement of certain general and administrative expenses	(314)	(420)	(210)

Total General and Administrative Expenses—Related Party	$11,001	$15,118	$12,943

Property lease expense

For the years ended December 31, 2011, 2010, and 2009, we leased an average of 14, 15, and 16 vehicle sales facilities, respectively, three reconditioning facilities, our former loan servicing center (which is currently being subleased to third-party tenants), and our corporate office from Verde and another affiliate of Mr. Garcia (the Garcia Family Limited Liability Partnership, LLP). Three of these facilities were closed locations as of December 31, 2011 and 2010. During the year ended December 31, 2010, we also leased one vehicle sales facility, and a reconditioning center from Steven Johnson, a director and former officer of DTAC who is also Mr. Garcia’s brother-in-law. As of December 31, 2011 we have no remaining leases with Steven Johnson. For the years ended December 31, 2011 and 2010 we rented one vehicle sales facility from Stephen Fidel, the brother of Mr. Fidel, our President and CEO. At December 31, 2011, the maturity of these related party leases range from 2013 to 2023.

During the year ended December 31, 2011, we paid an aggregate of $0.4 million in lease termination fees on two of our closed properties to terminate the leases with Steven Johnson. During the year ended December 31, 2010, we paid $0.4 million in a lease termination fee on one of our closed properties to terminate the lease with Verde.

Property lease expense also includes store closing costs. Store closing costs represent ongoing costs related to closed property leases plus property taxes less any benefit from negotiating early termination of leases.

Non-cash compensation expense and Restricted stock compensation expense

See Note 12—Shareholders’ Equity & Dividends for details.

Aircraft operating and lease expenses

We are party to a lease agreement for an aircraft with Verde under which we agreed to pay monthly lease payments of $150,000 plus taxes, and are responsible for paying all operating costs and repairs and maintenance related to the aircraft. The lease expires in August 2015.

Salaries and wages, general and administrative and other expenses

Certain general and administrative expenses and salaries and wages of Verde and Verde employees who are enrolled in our health plan are reflected in our general and administrative expenses—related party.

Reimbursement of general and administrative expenses

For each of the periods presented, we received reimbursement of certain general and administrative expenses incurred by us on Verde’s behalf.

During the years ended December 31, 2011, 2010, and 2009, we recorded related party interest expense as follows:

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Non-Portfolio Debt Interest Expense—Related Party
Junior Secured Notes:
Tranche A—Related Party: CEO	$—	$185	$400
Tranche A—Related Party: Verde	—	3,374	2,460
Tranche B—Related Party: Verde	—	2,754	6,035
$32.0 million Senior Unsecured Notes Payable	—	—	2,690
$75.0 million Subordinated Notes Payable	—	3,863	9,158

Total Non-Portfolio Debt Interest Expense—Related Party	$—	$10,176	$20,743

Senior Secured Notes Interest Expense—Related Party
Senior Secured Notes Payable—Verde	$2,460	$2,930	$—
Senior Secured Notes Payable—CEO	220	223	—

Total Senior Secured Notes Interest Expense—Related Party	$2,680	$3,153	$—

Interest expense—related party

During the years ended December 31, 2011, 2010, and 2009, we recorded related party interest expense associated with junior secured notes, a shareholder note payable, senior unsecured notes, subordinated notes, and Senior Secured Notes as depicted above. For the terms of these debt instruments see Note 8—Debt Obligations.

(11) Income Taxes

The consolidated financial statements consist of DTAG (S-corporation status elected in 2004) and DTAC (an S-corporation since inception). Since DTAC and DTAG are flow through entities for Federal income tax purposes, there is no Federal income tax expense related to the income of DTAC and DTAG, other than for one of DTAG’s wholly-owned subsidiaries, which is a C-corporation. The taxable income flows through to our shareholders who are responsible for paying the associated taxes. Although most states follow the Federal recognition of S-corporation status, some states do impose an entity level tax on that income; therefore, the tax expense is adjusted accordingly. Income tax liability was $0.5 million and $0.3 million as of December 31, 2011 and December 31, 2010, respectively.

A reconciliation between expected taxes computed at the federal statutory rate of 35% and the effective tax rate on income before income taxes follows:

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Computed “Expected” Income Taxes	$31,276	$24,880	$18,454
Non C-Corporation (Income)	(30,859)	(24,174)	(17,788)
Entity Level State Income Tax on S Corp. Income	890	618	100
Other, Net	(86)	(920)	(36)

Computed “Expected” Income Taxes	$1,221	$404	$730

Components of income tax (benefit) expense are as follows:

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Current Expense:
Federal	$404	$686	$630
State	817	(282)	100
Deferred	—	—	—

Total	$1,221	$404	$730

DTAG and DTAC, along with a wholly-owned C-corporation subsidiary of DTAG, file a federal and various state income tax returns. For federal purposes, the 2008 to 2010 years remain subject to examination, while for state purposes, the 2007 to 2010 years remain subject to examination. During May 2011 and June 2011, DTAG and DTAC received letters from the IRS noting that its examination of our 2008 federal income tax returns had been completed without any proposed change. We do not have any open state income tax examinations.

As of December 31, 2011 and December 31, 2010 we had not recorded any liabilities for unrecognized tax benefits, nor have we recorded any liability for interest or penalties related to such positions in our financial statements.

(12) Shareholders’ Equity & Dividends

Certain of our debt facilities place restrictions on the amount of cash dividends we are permitted to pay to our shareholders. We are permitted to pay cash dividends limited to an amount not greater than the percentage of S-corporation taxable income for such quarterly period equal to the highest combined federal, state, and/or local tax rate for individuals, plus 50% of the difference between net earnings less amounts paid for tax.

During the years ended December 31, 2011 and 2010, we paid $51.8 and $46.3 million in dividends. We did not have any approved but unpaid dividends at December 31, 2011 or 2010. We had an additional $5.3 million in dividends available for distribution at December 31, 2011, which was both approved by the Board of Directors and paid in March 2012. We did not have any amount available to be distributed as of December 31, 2010.

Chief Executive Officer Restricted Stock Grant

In December 2010, the Board of Directors of each of DTAG and DTAC approved a restricted stock award to Mr. Fidel. On December 28, 2010, Mr. Fidel entered into a Restricted Stock Agreement with each of DTAG and DTAC, pursuant to which he was issued an award of 2.8595 shares of restricted stock in each of DTAG and DTAC, subject to certain vesting restrictions. As a result of this transaction, we recorded $2.8 million and $3.9 million in share-based compensation expense for the shares which vested in the years-ended December 31, 2011 and 2010, respectively. The non-cash portion of this share-based compensation of $2.8 million and $0.3 million was credited to Paid-in-Capital for the years ended December 31, 2011 and 2010, respectively. The remaining shares will vest over the remaining 24 months based on various vesting periods as set forth in the Agreement and be recognized as compensation expense over the requisite service periods based on a graded vesting. The vesting is dependent upon achieving a predetermined performance ratio.

Non-Cash Compensation

In January 2008, Mr. Garcia entered into an agreement with Mr. Fidel to purchase Mr. Fidel’s 5% interest in DTAG and DTAC for $17.5 million. The terms of the purchase were such that Mr. Garcia paid Mr. Fidel $6.25 million in cash and $11.25 million in a promissory note bearing interest at 8.0% per annum. The term of the note was five years with annual installment payments required. The agreement contained an employment condition, requiring Mr. Fidel to remain employed with the Company through June 30, 2010. In the event Mr. Fidel voluntarily terminated his employment as the President and Chief Executive Officer of the Company at a time prior to June 30, 2010, one-half of the principal balance of the note would have been waived and no longer payable by Mr. Garcia. Accordingly, one-half of the $11.25 million note was deemed compensation expense recognized over the term of the employment condition, which expired in June 2010. As a result, $1.1 million of non-cash compensation expense was recorded for the year ended December 31, 2010, and $2.3 million for the year ended December 31, 2009, as an increase to general and administrative expenses—related party and increase to paid-in capital on the accompanying consolidated statements of operations and balance sheets. For the years ended December 31, 2011, 2010, and 2009, Mr. Garcia paid the interest to Mr. Fidel, $0.3 million, $0.5 million, and $0.7 million, respectively.

Prior to June 30, 2010, Verde was the holder of all of our outstanding $75.0 million 12% subordinated notes and the holder of $60.1 million of our junior secured notes. In conjunction with our offering of our 12.625% Senior Secured Notes due 2017 issued in June 2010, Verde transferred to Mr. Garcia and Mr. Garcia received and contributed to equity an aggregate of $100.1 million of debt, comprised of $40.0 million in subordinated notes and $60.1 million in junior secured notes. As a result of this agreement, paid-in capital was increased by $100.1 million in June 2010.

As a result of the exchange of debt for equity by Mr. Garcia, we wrote-off unamortized deferred financing costs associated with the subordinated notes and junior secured notes. The portion of the unamortized costs associated with related party debt and the discount associated with the issuance of the Senior Secured Notes owned by Mr. Garcia were treated as capital transactions and resulted in a net decrease to paid-in capital of approximately $0.2 million.

Intercompany Loan Transfers

DriveTime Car Sales Company, LLC (DTCS), a wholly-owned subsidiary of DTAG, has a contractual commitment to sell all loans it originates at its dealerships to DTAC. Under ASC 805-50 “Business Combinations,” these transfers of loans from DTCS to DTAC are accounted for as a sale (and not a secured financing), at carryover basis since DTCS and DTAC are entities under common control. Therefore, the difference between book value and purchase price is accounted for as a debit to retained earnings on DTAG and credit to retained earnings on DTAC. These amounts are shown as “Intercompany Transfers of Loans” on the accompanying consolidated statements of shareholders’ equity for each period presented.

(13) Commitments and Contingencies

Executive Bonus. In July 2005, we executed an executive bonus plan with certain of our executives. Under the terms of the plan, we committed to make six annual contributions beginning May 1, 2006 and for each year thereafter through May 1, 2011 to fund this program. An executive must remain employed by us to receive these benefits. If the executive terminates his employment without cause or is terminated with cause, any unpaid amounts are forfeited. If the executive is terminated without cause (including on account of disability), the executive will receive all amounts that have been contributed to date. The total contributions to be paid under this plan are $14.0 million, funded by us over the first six years and paid out to the executive in five equal annual installments beginning May 1, 2011. We are recognizing compensation expense under this plan based upon the service period required to receive payments of ten years (exclusive of acceleration and forfeiture clauses). For the years ended December 31, 2011, 2010, and 2009, we recognized compensation expense of $1.5 million, $1.8 million, and, $1.8 million, for each of these years respectively under this bonus plan. At December 31, 2011, the plan was fully funded. At December 31, 2010, we had $2.8 million, remaining to be funded over the remaining term of the bonus plan.

Limited warranty

The limited warranty accrual is recorded as a component of accrued expenses and other liabilities on the accompanying consolidated balance sheets for each year presented. The following table reflects activity in the warranty accrual for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Balance, Beginning of Period	$17,936	$920	$777
Warranty Expense	20,183	23,898	3,028
Warranty Claims Paid	(14,115)	(6,882)	(2,885)

Balance, End of Period	$24,004	$17,936	$920

Lease commitments

We lease used car sales facilities, reconditioning centers, our former loan servicing center, our corporate office, an aircraft, and certain other office/computer equipment from unrelated and related entities under various operating leases that expire through January 2025. The leases provide for periodic rent increases and many contain escalation clauses and various renewal options from one to ten years. In certain instances, we are also responsible for occupancy and maintenance costs, including real estate taxes, insurance, and utility costs. We recognize rent expense on a straight-line basis over the length of the lease term. Rent expense, including store closing costs, totaled $16.6 million, $16.9 million, and $18.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

A summary of future minimum lease payments required under non-cancelable operating leases with remaining lease terms in excess of one year as of December 31, 2011 follows:

	Related Party	Non-Related Party	Total
	($ in thousands)
Year 1	$7,345	$9,963	$17,308
Year 2	7,482	8,850	16,332
Year 3	7,473	7,068	14,541
Year 4	6,956	4,447	11,403
Year 5	5,121	1,551	6,672
Thereafter	8,442	1,737	10,179

Total	$42,819	$33,616	$76,435

We have properties where we ceased operations and still remain obligated under the lease agreements, some of which we have sub-leased to third party tenants. A summary of future minimum sub-lease income under non-cancelable operating leases with remaining lease terms in excess of one year as of December 31, 2011 follows:

Total
($ in thousands)
Year 1	$1,138
Year 2	684
Year 3	57
Year 4	58
Year 5	15
Thereafter	—

Total	$1,952

Prior to and during 2011, we closed dealerships and reconditioning centers and incurred store closing costs and recorded lease termination liabilities in accordance with ASC 420 “Exit or Disposal Activities” (ASC 420). At December 31, 2011 and 2010, approximately $1.4 million and $2.3 million, respectively, remain in accrued expenses and other liabilities on the accompanying consolidated balance sheets for these lease obligations. In accordance with ASC 420, we recorded an aggregate amount of $0.1 million, $2.1 million, and $5.9 million in lease obligations, severance, and asset disposal costs associated with these closures for the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011, the expiration of these leases range from 2013 to 2018.

Legal matters

We are involved in various claims and actions arising in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on us. We believe appropriate accruals have been made for the disposition of these matters. In accordance with ASC 450, Contingencies, we establish an accrual for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed monthly and adjusted to reflect the impact of negotiations, settlements and payments, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal expenses related to defense, negotiations, settlements, rulings, and advice of outside legal counsel are expensed as incurred. At December 31, 2011, we do not have any material accruals for legal contingencies.

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

(14) Retirement Plan

The Company sponsors a qualified 401(k) retirement plan (defined contribution plan) for its employees, The plan, as amended, covers substantially all employees having no less than 60 days of service, who have attained the age of 18, and work at least 1,000 hours per year. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations. In 2011, 2010, and 2009, we provided matching contributions of cash in the amount of 40%, up to the first 6% of each employee’s deferrals. Compensation expense related to this plan totaled $0.8 million, $0.7 million, and $0.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.

(15) Fair Value of Financial Instruments

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

The following is a summary of carrying value and fair value of our financial instruments for each period presented:

	December 31, 2011			December 31, 2010
	Carrying Value		Fair Value	Carrying Value		Fair Value
	($ in thousands)
Finance Receivables, net	$1,258,118	(1)	$1,339,049	$1,185,248	(1)	$1,251,004
Securitization Debt	679,031		675,231	303,902		315,434
Portfolio Term Residual Financing	100,000		100,000	100,000		101,000
Pooled Auto Loan Program Financings	3,603		3,700	10,131		10,400
Portfolio Warehouse Facilities	141,392		141,392	403,007		403,007
Senior Secured Notes Payable	198,058		210,932	197,829		211,829
Revolving Inventory Facility	84,500		84,500	40,000		40,300
Mortgage Note Payable	12,661		11,800	12,859		10,500
Equipment Note Payable	2,135		2,100	2,479		2,500

(1)	Represents finance receivable principal balances, plus accrued interest, less the allowance for credit losses.

Valuation methodologies

Finance receivables

The fair value of finance receivables was estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This discounted cash flow is estimated utilizing an internal valuation model, which uses a combination of market inputs (i.e. discount rates for similar and like transactions) and our own assumptions regarding credit losses, recoveries, and prepayment rates in our portfolio. We estimate the cash flow of the portfolio and the cash flow of our retained interests in securitization and PALP transactions in measuring total cash flow. These cash flows are developed on a leveraged basis since our finance receivable portfolio is financed by these debt instruments and are not separable transactions.

Securitization debt

At December 31, 2011 and 2010, the fair value of securitization debt was determined using a third-party quoted market price.

Portfolio term residual financing

This facility allows for maximum borrowings under a term component of $100.0 million bearing a fixed rate of interest of 8.62%. This facility was amended in September 2011; therefore, we believe the fair value of this debt approximates carrying value at December 31, 2011.

Pooled auto loan program financings

The fair value of PALP debt at December 31, 2011 and 2010 is based on third-party discounted cash flow using market interest rates for this debt.

Portfolio warehouse facilities

The portfolio warehouse facilities are short term in nature and the interest rates adjust in conjunction with the lender’s cost of funds or 30-day LIBOR. Warehouse Facility I was renewed in December 2011. In May 2011, we paid off the outstanding balance of Warehouse II with Santander and terminated the facility. Warehouse Facilities III and IV were renewed in May 2011. Warehouse V was newly executed in December 2011. Since these warehouse facilities were recently renewed or executed and contain a floating market rate of interest, we believe the fair value of these facilities approximate carrying value at December 31, 2011 and December 31, 2010.

Senior secured notes payable

The fair value of Senior Secured Notes payable at December 31, 2011 was determined using a third-party quoted market price.

Revolving inventory facility

At December 31, 2011, the fair value of the inventory facility was deemed to be carrying value since this facility was executed in November 2011. At December 31, 2010 the fair value of the inventory facility was determined using a third party discounted cash flow using market interest rates for this debt.

Mortgage note payable

At December 31, 2011 and 2010, the fair value of this note was determined using third-party market prices for similar commercial real estate mortgages.

Equipment note payable

At December 31, 2011 and 2010, the fair value of the equipment note payable was determined using a third-party discounted cash flow using market interest rates for this type of debt.

(16) Subsequent Events

We have evaluated subsequent events potential recognition and/or disclosure through March 31, 2012, or the date the financial statements were available for issuance.

Accordingly, the following disclosures apply:

In March 2012, we amended our warehouse facility with RBS. The amendment extended the termination date to March 2013, with a one year term-out feature resulting in a final maturity of March 2014, decreased the interest rate, and removed the requirement that DTAC maintain a demand note in favor of the lender.

In March 2012, the board of directors approved and the Company paid approximately $5.3 million of dividends relating to fourth quarter 2011 earnings.

(17) Recent Accounting Pronouncements

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

In May 2011, the FASB issued an accounting pronouncement related to fair value measurements (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect this pronouncement to have a material effect on our consolidated financial statements given that we do not carry our financial instruments at fair value.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03). ASC 860, Transfers and Servicing, provides the criteria for determining whether a transfer of financial assets is accounted for as a secured borrowing or as a sale. Under the guidance, an entity that maintains effective control over transferred assets must account for the transfer as a secured borrowing. ASU 2011-03 eliminates the requirement for entities to consider whether a transferor has the ability to repurchase the financial assets in a repurchase agreement for purposes of determining whether the transferor has maintained effective control. The ASU does not change the other criteria applicable to the assessment of effective control. ASU 2011-03 is effective for transactions, or modification of existing transactions, that occur on or after the first interim or annual period beginning on or after December 15, 2011. The new guidance is not expected to have a material effect on the Company’s consolidated financial statements.

(18) Supplemental Consolidating Financial Information

In accordance with the indenture governing our 12.625% Senior Secured Notes due 2017 (see Note 8—Debt Obligations), certain wholly-owned subsidiaries of the Company have fully and unconditionally guaranteed the Senior Secured Notes on a joint and several basis. Pursuant to Regulation S-X, Rule 3-10(f), we are required to present condensed consolidating financial information for subsidiaries that have guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional, joint and several, and where the voting interest of the subsidiary is 100% owned by the registrant.

The following tables present condensed consolidating balance sheets as of December 31, 2011 and 2010; and condensed consolidating statements of income for the years ended December 31, 2011, 2010, and 2009; and condensed consolidated statements of cash flows for the years ended December 31, 2011, 2010, and 2009 for (i) DriveTime Automotive Group, Inc. (“DTAG”) and DT Acceptance Corporation (“DTAC”)—the co-issuers of the Senior Notes, (ii) the separate DTAG and DTAC guarantor subsidiaries on a combined basis, (iii) the separate DTAG and DTAC non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidated amounts. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the senior note holders. Consolidating adjustments include elimination of investment in subsidiaries, elimination of intercompany accounts; elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and elimination of equity in earnings (losses) of subsidiaries. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

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

Consolidated amounts may be immaterially different compared to the consolidated financial statements due to rounding.

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Balance Sheets

December 31, 2011

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
ASSETS
Cash and Cash Equivalents	$2,869	$595	$5	$—	$3,469	$52	$396	$22,013	$—	$22,461	$—	$25,930
Restricted Cash and Investments Held in Trust	—	—	—	—	—	22,517	77,199	—	—	99,716	—	99,716
Finance Receivables	—	—	—	—	—	—	—	1,495,340	—	1,495,340	—	1,495,340
Allowance for Credit Losses	—	—	—	—	—	—	—	(221,533)	—	(221,533)	—	(221,533)

Finance Receivables, Net	—	—	—	—	—	—	—	1,273,807	—	1,273,807	—	1,273,807
Inventory	212,247	—	—	—	212,247	—	—	—	—	—	—	212,247
Property and Equipment, Net	67,579	—	—	—	67,579	4,085	16,029	2,976	—	23,090	—	90,669
Investments in Subsidiaries	—	—	613,599	(613,599)	—	—	—	388,967	(388,967)	—	—	—
Other Assets	1,316,421	12,840	242,936	(724,386)	847,811	705,755	1,176,065	783,441	(1,891,941)	773,320	(1,556,671)	64,460

Total Assets	$1,599,116	$13,435	$856,540	$(1,337,985)	$1,131,106	$732,409	$1,269,689	$2,471,204	$(2,280,908)	$2,192,394	$(1,556,671)	$1,766,829

LIABILITIES & SHAREHOLDER’S EQUITY
Liabilities:
Accounts Payable	$9,759	$—	$—	$—	$9,759	$—	$—	$—	$—	$—	$—	$9,759
Accrued Expenses and Other Liabilities	904,341	352	608,647	(724,386)	788,954	647,665	6,148	2,063,190	(1,871,445)	845,558	(1,556,671)	77,841
Portfolio Term Financings	—	—	—	—	—	—	803,130	—	(20,496)	782,634	—	782,634
Portfolio Warehouse Facilities	—	—	—	—	—	—	141,392	—	—	141,392	—	141,392
Senior Secured Notes Payable	—	—	99,029	—	99,029	—	—	99,029	—	99,029	—	198,058
Other Secured Notes Payable	84,500	—	—	—	84,500	2,135	12,661	—	—	14,796	—	99,296

Total Liabilities	998,600	352	707,676	(724,386)	982,242	649,800	963,331	2,162,219	(1,891,941)	1,883,409	(1,556,671)	1,308,980

Shareholder’s Equity:
Total Shareholder’s Equity	600,516	13,083	148,864	(613,599)	148,864	82,609	306,358	308,985	(388,967)	308,985	—	457,849

Total Liabilities & Shareholder’s Equity	$1,599,116	$13,435	$856,540	$(1,337,985)	$1,131,106	$732,409	$1,269,689	$2,471,204	$(2,280,908)	$2,192,394	$(1,556,671)	$1,766,829

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Balance Sheets

December 31, 2010

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
ASSETS
Cash and Cash Equivalents	$3,589	$322	$—	$—	$3,911	$285	$515	$18,966	$—	$19,766	$—	$23,677
Restricted Cash and Investments Held in Trust	5	—	—	—	5	20,777	61,109	—	—	81,886	—	81,891
Finance Receivables	—	—	—	—	—	—	—	1,408,741	—	1,408,741	—	1,408,741
Allowance for Credit Losses	—	—	—	—	—	—	—	(208,000)	—	(208,000)	—	(208,000)

Finance Receivables, Net	—	—	—	—	—	—	—	1,200,741	—	1,200,741	—	1,200,741
Inventory	145,961	—	—	—	145,961	—	—	—	—	—	—	145,961
Property and Equipment, Net	37,424	—	—	—	37,424	4,618	15,860	3,728	—	24,206	—	61,630
Investments in Subsidiaries	—	—	545,679	(545,679)	—	—	—	91,504	(91,504)	—	—	—
Other Assets	251,511	371,839	187,834	(625,339)	185,845	61,210	846,165	96,810	(937,558)	66,627	(198,218)	54,254

Total Assets	$438,490	$372,161	$733,513	$(1,171,018)	$373,146	$86,890	$923,649	$1,411,749	$(1,029,062)	$1,393,226	$(198,218)	$1,568,154

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$5,896	$—	$—	$—	$5,896	$—	$—	$—	$—	$—	$—	$5,896
Accrued Expenses and Other Liabilities	215,645	3,431	492,039	(625,339)	85,776	45,173	20,988	1,036,627	(917,062)	185,726	(198,218)	73,284
Portfolio Term Financings	—	—	—	—	—	—	434,529	—	(20,496)	414,033	—	414,033
Portfolio Warehouse Facilities	—	—	—	—	—	—	403,007	—	—	403,007	—	403,007
Other Secured Notes Payable	40,000	—	—	—	40,000	2,479	12,859	—	—	15,338	—	55,338
Senior Secured Notes Payable	—	—	98,915	—	98,915	—	—	98,914	—	98,914	—	197,829
Senior Unsecured Notes Payable	—	—	—	—	—	—	—	—	—	—	—	—

Total Liabilities	261,541	3,431	590,954	(625,339)	230,587	47,652	871,383	1,135,541	(937,558)	1,117,018	(198,218)	1,149,387

Shareholder’s Equity:
Total Shareholders’ Equity	176,949	368,730	142,559	(545,679)	142,559	39,238	52,266	276,208	(91,504)	276,208	—	418,767

Total Liabilities & Shareholders’ Equity	$438,490	$372,161	$733,513	$(1,171,018)	$373,146	$86,890	$923,649	$1,411,749	$(1,029,062)	$1,393,226	$(198,218)	$1,568,154

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Operations

December 31, 2011

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$838,242	$—	$—	$—	$838,242	$—	$—	$—	$—	$—	$—	$838,242
Interest Income	—	—	—	—	—	—	252,911	284,282	(254,128)	283,065	—	283,065
Other Revenue	38,333	—	26,500	—	64,833	60,250	—	2,864	(60,018)	3,096	(67,929)	—
Equity in Income of Subsidiaries	—	—	211,104	(211,104)	—	—	—	158,642	(158,642)	—	—	—

Total Revenue	876,575	—	237,604	(211,104)	903,075	60,250	252,911	445,788	(472,788)	286,161	(67,929)	1,121,307

Costs and Expenses:
Cost of Used Vehicles Sold
Provision for Credit Losses	544,504	—	—	—	544,504	—	—	—	—	—	—	544,504
Portfolio Debt Interest Expense	—	—	—	—	—	—	—	207,198	—	207,198	—	207,198
Non-Portfolio Debt Interest Expense	—	—	—	—	—	—	43,373	102	—	43,475	—	43,475
Senior Secured Notes Interest Expense	2,351	—	54	—	2,405	109	1,989	282,978	(254,128)	30,948	(30,319)	3,034
Selling and Marketing	—	—	13,271	—	13,271	—	—	13,270	—	13,270	—	26,541
General and Administrative	22,790	—	—	—	22,790	—	—	—	—	—	—	22,790
Depreciation Expense	83,081	(1,191)	7,543	—	89,433	56,925	50,798	68,803	(60,018)	116,508	(37,610)	168,331
Loss (Gain) on Extinguishment of Debt, net	13,532	—	—	—	13,532	714	613	1,216	—	2,543	—	16,075

Total Costs and Expenses	666,258	(1,191)	20,868	—	685,935	57,748	96,773	573,567	(314,146)	413,942	(67,929)	1,031,948

Income before Income Taxes	210,317	1,191	216,736	(211,104)	217,140	2,502	156,138	(127,779)	(158,642)	(127,781)	—	89,359
Income Tax Expense (Benefit)	—	403	(166)	—	237	—	—	984	—	984	—	1,221

Net Income (Loss)	$210,317	$788	$216,902	$(211,104)	$216,903	$2,502	$156,138	$(128,763)	$(158,642)	$(128,765)	$—	$88,138

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Operations

December 31, 2010

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$760,767	$—	$—	$—	$760,767	$—	$—	$—	$—	$—	$—	$760,767
Interest Income	—	—	—	—	—	—	171,367	266,011	(172,404)	264,974	—	264,974
Other Revenue	55,309	—	13,372	—	68,681	70,205	—	—	(70,205)	—	(68,681)	—
Equity in Income of Subsidiaries	—	—	230,269	(230,269)	—	—	—	97,298	(97,298)	—	—	—

Total Revenue	816,076	—	243,641	(230,269)	829,448	70,205	171,367	363,309	(339,907)	264,974	(68,681)	1,025,741

Costs and Expenses:
Cost of Used Vehicles Sold	481,210	—	—	—	481,210	—	—	—	—	—	—	481,210
Provision for Credit Losses	—	—	—	—	—	—	—	175,900	—	175,900	—	175,900
Portfolio Debt Interest Expense	—	—	—	—	—	—	42,335	25,979	—	68,314	—	68,314
Non-Portfolio Debt Interest Expense	2,933	—	1,772	—	4,705	88	1,542	203,549	(172,405)	32,774	(22,722)	14,757
Senior Secured Notes Interest Expense	—	—	7,515	—	7,515	—	—	7,516	—	7,516	—	15,031
Selling and Marketing	27,798	—	—	—	27,798	—	—	102	—	102	—	27,900
General and Administrative	63,667	(2,018)	12,979	—	74,628	66,044	32,919	96,946	(70,204)	125,705	(45,959)	154,374
Depreciation Expense	11,363	—	—	—	11,363	756	590	1,042	—	2,388	—	13,751
Loss (Gain) on Extinguishment of Debt, net	—	—	—	—	—	—	—	3,418	—	3,418	—	3,418

Total Costs and Expenses	586,971	(2,018)	22,266	—	607,219	66,888	77,386	514,452	(242,609)	416,117	(68,681)	954,655

Income before Income Taxes	229,105	2,018	221,375	(230,269)	222,229	3,317	93,981	(151,143)	(97,298)	(151,143)	—	71,086
Income Tax Expense (Benefit)	—	854	383	—	1,237	—	—	(833)	—	(833)	—	404

Net Income (Loss)	$229,105	$1,164	$220,992	$(230,269)	$220,992	$3,317	$93,981	$(150,310)	$(97,298)	$(150,310)	$—	$70,682

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Operations

December 31, 2009

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$694,460	$—	$—	$—	$694,460	$—	$—	$—	$—	$—	$—	$694,460
Interest Income	—	—	—	—	—	—	122,051	251,822	(122,051)	251,822	—	251,822
Other Revenue	—		21,261	—	21,261	70,629	—	—	(70,629)	—	(21,261)	—
Equity in Income of Subsidiaries	—	—	183,263	(183,263)	—	—	—	72,027	(72,027)	—	—	—

Total Revenue	694,460	—	204,524	(183,263)	715,721	70,629	122,051	323,849	(264,707)	251,822	(21,261)	946,282

Costs and Expenses:
Cost of Used Vehicles Sold	394,362	—	—	—	394,362	—	—	—	—	—	—	394,362
Provision for Credit Losses	—	—	—	—	—	—	—	223,686	—	223,686	—	223,686
Portfolio Debt Interest Expense	—	—	—	—	—	—	28,869	46,424	—	75,293	—	75,293
Non-Portfolio Debt Interest Expense	3,883	—	10,315	—	14,198	—	687	142,539	(122,051)	21,175	—	35,373
Selling and Marketing	31,489	—	—	—	31,489	—	—	2	—	2	—	31,491
General and Administrative	71,636	(1,902)	8,206	—	77,940	66,964	22,803	74,783	(70,629)	93,921	(21,261)	150,600
Depreciation Expense	11,099	—	—	—	11,099	686	581	695	—	1,962	—	13,061
Gain on Extinguishment of Debt, net	—	—	—	—	—	—	63	(30,374)	—	(30,311)	—	(30,311)

Total Costs and Expenses	512,469	(1,902)	18,521	—	529,088	67,650	53,003	457,755	(192,680)	385,728	(21,261)	893,555

Income before Income Taxes	181,991	1,902	186,003	(183,263)	186,633	2,979	69,048	(133,906)	(72,027)	(133,906)	—	52,727
Income Tax Expense (Benefit)	—	630	(55)	—	575	—	—	155	—	155	—	730

Net Income (Loss)	$181,991	$1,272	$186,058	$(183,263)	$186,058	$2,979	$69,048	$(134,061)	$(72,027)	$(134,061)	$—	$51,997

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

Year Ended December 31, 2011

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$210,317	$788	$216,902	$(211,104)	$216,903	$2,502	$156,138	$(128,763)	$(158,642)	$(128,765)	$—	$88,138
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	207,198	—	207,198	—	207,198
Depreciation Expense	13,532	—	—	—	13,532	714	613	1,216	—	2,543	—	16,075
Amortization of Debt Issuance Costs and Debt Premium and Discount	494	—	562	—	1,056	—	10,262	562	—	10,824	—	11,880
Non-Cash Compensation Expense-Related Party	—	—	1,395	—	1,395	—	—	1,394	—	1,394	—	2,789
Loss (Gain) from Disposal of Property and Equipment	86	—	—	—	86	—	—	(5)	—	(5)	—	81
Originations of Finance Receivables	—	—	—	—	—	—	—	(829,164)	—	(829,164)	—	(829,164)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	—	549,888	—	549,888	—	549,888
Change in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(1,011)	—	(1,011)	—	(1,011)
(Increase) Decrease in Inventory	(66,286)	—	—	—	(66,286)	—	—	—	—	—	—	(66,286)
(Increase) Decrease in Other Assets	(851,669)	2,564	(335,292)	310,151	(874,246)	(603,326)	465,987	(664,783)	305,633	(496,489)	1,358,453	(12,282)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	691,639	(3,079)	116,607	(99,047)	706,120	602,492	(14,839)	1,026,561	(954,383)	659,831	(1,358,453)	7,498

Net Cash Provided By (Used In) Operating Activities	(1,887)	273	174	—	(1,440)	2,382	618,161	163,093	(807,392)	(23,756)	—	(25,196)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	438	—	—	—	438	62	—	19	—	81	—	519
Purchase of Property and Equipment	(43,290)	—	—	—	(43,290)	(243)	(782)	(477)	—	(1,502)	—	(44,792)

Net Cash Provided By (Used In) Investing Activities	(42,852)	—	—	—	(42,852)	(181)	(782)	(458)	—	(1,421)	—	(44,273)

Cash Flows from Financing Activities:
Increase (Decrease) in Restricted Cash	5	—	—	—	5	(1,740)	19,928	—	—	18,188	—	18,193
Deposits into Investments Held in Trust	—	—	—	—	—	—	(13,199)	—	—	(13,199)	—	(13,199)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	(22,819)	—	—	(22,819)	—	(22,819)
Additions to Portfolio Term Financings	—	—	—	—	—	—	707,947	—	—	707,947	—	707,947
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(339,110)	—	—	(339,110)	—	(339,110)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	970,600	—	—	970,600	—	970,600
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(1,232,215)	—	—	(1,232,215)	—	(1,232,215)
Additions to Other Secured Notes Payable	44,500	—	—	—	44,500	—	—	—	—	—	—	44,500
Repayment of Other Secured Notes Payable	—	—	—	—	—	(344)	(198)	—	—	(542)	—	(542)
Additions to Senior Secured Notes Payable	—	—	—	—	—	—	—	—	—	—	—	—
Payment of Debt Issuance Costs	(485)	—	(169)	—	(654)	—	(8,965)	(169)	—	(9,134)	—	(9,788)
Dividend Distributions	—	—	—	—	—	(350)	(699,468)	(159,419)	807,392	(51,845)	—	(51,845)

Net Cash Provided By (Used In) Financing Activities	44,020	—	(169)	—	43,851	(2,434)	(617,499)	(159,588)	807,392	27,871	—	71,722

Net Increase (Decrease) in Cash and Cash Equivalents	(719)	273	5	—	(441)	(233)	(120)	3,047	—	2,694	—	2,253
Cash and Cash Equivalents at Beginning of Period	3,588	322	—	—	3,910	285	516	18,966	—	19,767	—	23,677

Cash and Cash Equivalents at End of Period	$2,869	$595	$5	$—	$3,469	$52	$396	$22,013	$—	$22,461	$—	$25,930

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

Year Ended December 31, 2010

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$229,105	$1,164	$220,992	$(230,269)	$220,992	$3,317	$93,981	$(150,310)	$(97,298)	$(150,310)	$—	$70,682
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	175,900	—	175,900	—	175,900
Depreciation Expense	11,363	—	—	—	11,363	756	590	1,042	—	2,388	—	13,751
Non-Cash Compensation Expense-Related Party	—	—	563	—	563	—	—	562	—	562	—	1,125
Amortization of Debt Issuance Costs and Debt Premium and Discount	226	—	263	—	489	—	11,051	6,070	—	17,121	—	17,610
Loss (Gain) from Disposal of Property and Equipment	(136)	—	—	—	(136)	(17)	—	359	—	342	—	206
Originations of Finance Receivables	—	—	—	—	—	—	—	(747,329)	—	(747,329)	—	(747,329)
Collections and Recoveries on Finance Receivable Principal	—	—	—	—	—	—	—	492,294	—	492,294	—	492,294
Changes in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	726	—	726	—	726
Decrease (Increase) in Inventory	(30,704)	—	—	—	(30,704)	—	—	—	—	—	—	(30,704)
Decrease (Increase) in Other Assets	(70,119)	(1,571)	(491,503)	322,113	(241,080)	116,512	(310,863)	339,240	(63,229)	81,660	147,391	(12,029)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	(106,194)	576	200,228	(90,059)	4,551	(117,250)	(36,411)	361,936	(41,730)	166,545	(147,391)	23,705

Net Cash Provided By (Used In) Operating Activities	33,541	169	(69,457)	1,785	(33,962)	3,318	(241,652)	480,490	(202,257)	39,899	—	5,937

Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	347	—	—	—	347	55	—	21	—	76	—	423
Purchase of Property and Equipment	(20,570)	—	2,615	—	(17,955)	(640)	(30)	(2,256)	—	(2,926)	—	(20,881)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Net Cash Provided By (Used In) Investing Activities	(20,223)	—	2,615	—	(17,608)	(585)	(30)	(2,235)	—	(2,850)	—	(20,458)

Cash Flows from Financing Activities:
Increase in Restricted Cash	(9)	—	—	—	(9)	(4,968)	(24,005)	—	—	(28,973)	—	(28,982)
Deposits into Investments Held in Trust	—	—	—	—	—	—	(4,500)	—	—	(4,500)	—	(4,500)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	35,655	—	—	35,655	—	35,655
Additions to Portfolio Term Financings	—	—	—	—	—	—	328,753	79,047	(20,496)	387,304	—	387,304
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(183,103)	(585,747)	—	(768,850)	—	(768,850)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	940,150	—	—	940,150	—	940,150
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(614,649)	—	—	(614,649)	—	(614,649)
Additions to Senior Secured Notes Payable	—	—	80,555	—	80,555	—	—	80,554	—	80,554	—	161,109
Additions to Other Secured Notes Payable	—	—	1,785	(1,785)	—	2,700	—	76	—	2,776	—	2,776
Repayment of Other Secured Notes Payable	(10,000)	—	—	—	(10,000)	(221)	(187)	(12,307)	—	(12,715)	—	(22,715)
Repayment of Senior Unsecured Notes Payable	—	—	—	—	—	—	—	(1,500)	—	(1,500)	—	(1,500)
Payment of Debt Issuance Costs	(511)	—	(3,898)	—	(4,409)	—	(13,713)	(4,694)	—	(18,407)	—	(22,816)
Dividend Distributions	—	—	(11,600)	—	(11,600)	—	(222,753)	(34,710)	222,753	(34,710)	—	(46,310)

Net Cash Provided By (Used In) Financing Activities	(10,520)	—	66,842	(1,785)	54,537	(2,489)	241,648	(479,281)	202,257	(37,865)	—	16,672

Net Increase (Decrease) in Cash and Cash Equivalents	2,798	169	—	—	2,967	244	(34)	(1,026)	—	(816)	—	2,151
Cash and Cash Equivalents at Beginning of Period	791	153	—	—	944	41	549	19,992	—	20,582	—	21,526

Cash and Cash Equivalents at End of Period	$3,589	$322	$—	$—	$3,911	$285	$515	$18,966	$—	$19,766	$—	$23,677

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

Year Ended December 31, 2009

($ in thousands)

	DriveTime Automotive Group, Inc.						DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$181,991	$1,272	$186,058	$(183,263)	$186,058	$2,979	$69,048	$(134,061)	$(72,027)	$(134,061)	$—	$51,997
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	223,686	—	223,686	—	223,686
Depreciation Expense	11,099	—	—	—	11,099	686	581	695	—	1,962	—	13,061
Non-Cash Compensation Expense	—	—	1,125	—	1,125	—	—	1,125	—	1,125	—	2,250
Amortization of Debt Issuance Costs and Debt Premium and Discount	1,081	—	16	—	1,097	—	6,989	6,615	—	13,604	—	14,701
Loss (Gain) from Disposal of Property and Equipment	(116)	—	—	—	(116)	(5)	—	—	—	(5)	—	(121)
Originations of Finance Receivables	—	—	—	—	—	—	—	(686,214)	—	(686,214)	—	(686,214)
Collections and Recoveries on Finance Receivable Principal	—	—	—	—	—	—	—	468,826	—	468,826	—	468,826
Changes in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	3,789	—	3,789	—	3,789
Decrease (Increase) in Inventory	(15,046)	—	—	—	(15,046)	—	—	—	—	—	—	(15,046)
Decrease (Increase) in Other Assets	(256,390)	(2,012)	(289,804)	331,474	(216,732)	(53,681)	40,618	180,001	41,792	208,730	22,327	14,325
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	72,466	652	116,664	(146,331)	43,451	58,827	52,252	(34,578)	(103,568)	(27,067)	(22,327)	(5,943)

Net Cash Provided By (Used In) Operating Activities	(4,915)	(88)	14,059	1,880	10,936	8,806	169,488	29,884	(133,803)	74,375	—	85,311

Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	371	—	—	—	371	98	—	—	—	98	—	469
Purchase of Property and Equipment	(3,811)	—	—	—	(3,811)	(3,744)	—	(5,749)	—	(9,493)	—	(13,304)

Net Cash Provided By (Used In) Investing Activities	(3,440)	—	—	—	(3,440)	(3,646)	—	(5,749)	—	(9,395)	—	(12,835)

	DriveTime Automotive Group, Inc.						DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Financing Activities:
Increase in Restricted Cash	(64)	—	—	—	(64)	(5,120)	(6,662)	—	—	(11,782)	—	(11,846)
Deposits into Investments Held in Trust	—	—	—	—	—	—	(4,467)	—	—	(4,467)	—	(4,467)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	3,472	—	—	3,472	—	3,472
Additions to Portfolio Term Financings	—	—	—	—	—	—	272,099	539,518	—	811,617	—	811,617
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(171,660)	(178,521)	—	(350,181)	—	(350,181)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	508,970	459,142	—	968,112	—	968,112
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(624,964)	(663,735)	—	(1,288,699)	—	(1,288,699)
Additions to Other Secured Notes Payable	50,399	—	1,880	(1,880)	50,399	—	—	30,302	—	30,302	—	80,701
Repayment of Other Secured Notes Payable	(64,963)	—	—	—	(64,963)	—	(176)	(57,776)	—	(57,952)	—	(122,915)
Repayment of Senior Unsecured Notes Payable	—	—	—	—	—	—	—	(122,000)	—	(122,000)	—	(122,000)
Payment of Debt Issuance Costs	(251)	—	—	—	(251)	—	(12,042)	(874)	—	(12,916)	—	(13,167)
Dividend Distributions	—	—	(15,939)	—	(15,939)	—	(133,803)	(11,171)	133,803	(11,171)	—	(27,110)

Net Cash Provided By (Used In) Financing Activities	(14,879)	—	(14,059)	(1,880)	(30,818)	(5,120)	(169,233)	(5,115)	133,803	(45,665)	—	(76,483)

Net Increase (Decrease) in Cash and Cash Equivalents	(23,234)	(88)	—	—	(23,322)	40	255	19,020	—	19,315	—	(4,007)
Cash and Cash Equivalents at Beginning of Period	24,025	240	—	—	24,265	1	294	973	—	1,268	—	25,533

Cash and Cash Equivalents at End of Period	$791	$152	$—	$—	$943	$41	$549	$19,993	$—	$20,583	$—	$21,526

(19) Selected Quarterly Financial Data—Unaudited

A summary of the quarterly data follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	($ in thousands)
2011:
Total revenue	$332,856	$275,405	$286,012	$227,034	$1,121,307
Costs and expenses (1)	$291,841	$242,975	$273,575	$223,557	$1,031,948
Income before income taxes	$41,015	$32,430	$12,437	$3,477	$89,359
Net income	$40,503	$32,093	$12,376	$3,166	$88,138

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	($ in thousands)
2010:
Total revenue	$297,038	$245,747	$263,323	$219,633	$1,025,741
Costs and expenses (1)	$263,405	$225,975	$244,838	$220,437	$954,655
Income before income taxes	$33,633	$19,772	$18,485	$(804)	$71,086
Net income / (loss)	$33,284	$19,322	$19,232	$(1,156)	$70,682

(1)	Includes net gains / losses on extinguishment of debt.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2011, the end of the period covered by this annual report, to ensure that the information required to be disclosed by us in the reports that we file or submit, as if we were required to file or submit such reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors:

DriveTime Automotive Group, Inc.

Name	Age	Position(s)
Ernest C. Garcia II	54	Chairman/Director
Raymond C. Fidel	54	Director, Chief Executive Officer, and President
Mark G. Sauder	51	Executive Vice President, Chief Financial Officer and Treasurer
Alan J. Appelman	54	Executive Vice President, Credit Risk and Customer Analytics
Jon D. Ehlinger	54	Executive Vice President, Secretary, General Counsel, and Public Relations
MaryAnn N. Keller	68	Director
Donald J. Sanders	67	Director
Gregg E. Tryhus	54	Director

Ernest C. Garcia II. Mr. Garcia has served as our Chairman of the Board since 1992. Mr. Garcia served as our Chief Executive Officer from 1992 to 1999, and served as our President from 1992 to 1996. Mr. Garcia has been the President of Verde Investments, Inc. since 1992. As our founder and former Chief Executive Officer, Mr. Garcia brings to his role as Chairman of the Board an extensive understanding of the automobile sales and finance industry, which enables him to serve as a resource to our management team in their assessment and management of risks and development of overall corporate strategy.

Raymond C. Fidel. Mr. Fidel has served as a Director, our Chief Executive Officer and President since 2004. Prior to that, Mr. Fidel served as our Chief Operating Officer from 2001 to 2004. Mr. Fidel graduated with a Bachelor of Science degree in finance and a Master of Business Administration degree from the University of New Mexico. Mr. Fidel’s long tenure as a senior executive of the Company, as well as his day to day leadership and intimate knowledge of business and operations, provide the Board with Company specific experience and expertise.

Mark G. Sauder. Mr. Sauder has served as our Chief Financial Officer since 2002 and as Executive Vice President since 2004. Mr. Sauder is a Certified Public Accountant and graduated with a Bachelor of Science degree in accounting from Ball State University.

Alan J. Appelman. Mr. Appelman has served as our Executive Vice President and Chief Credit Officer since 2009. From 2007 until 2009, Mr. Appelman served as our Chief Credit Officer, and from 2000 until 2007, Mr. Appelman served as our Vice President of Risk Management. Mr. Appelman graduated with a Bachelor of Arts degree in psychology from the University of Missouri and received a Masters of Business Administration degree from the University of Texas at Austin.

Jon D. Ehlinger. Mr. Ehlinger has served as our General Counsel and Secretary since 1998, and was appointed Executive Vice President in 2009. Mr. Ehlinger graduated with a Bachelors of Arts degree in history from Drake University and received his Juris Doctorate degree from the University of Notre Dame Law School.

Maryann N. Keller. Ms. Keller currently serves as the principal of Maryann Keller and Associates, a firm providing consulting services to automotive clients. From July 1999 to November 2000, Ms. Keller served as the President of the Automotive Services unit of Priceline.com. She joined Priceline.com from Furman Selz, an investment banking firm, where she served as a managing director of the firm from 1986 to 1999. Prior to joining Furman Selz, Ms. Keller was a portfolio manager with Vilas-Fischer Associates from 1983 to 1986, and served as automotive industry analyst with Kidder Peabody & Co. Inc. and Paine Webber from 1972 to 1983. Ms. Keller also served as Chairman of the Society of Automotive Analysts from 1994 to 1999. She is currently a director of Dollar Thrifty Automotive Group, Inc. (NYSE: DTG), a publicly-traded rental car company, where she serves as Chairman of the Audit Committee and is a member of the human resources and compensation committee. She has previously served as a director of Lithia Motors, Inc. (NYSE: LAD), a new and used vehicle retailer. Ms. Keller’s extensive experience as an analyst of, consultant to, and director of organizations in the automotive industry brings valuable expertise and experience to our Board.

Donald J. Sanders. Mr. Sanders has worked in the consumer finance industry for 40 years and has held management positions with Korvettes Department Stores (private label credit business), Citicorp, and Commercial Credit Corporation. In 1990, Mr. Sanders co-founded and served as Chief Executive Officer of Credit and Risk Management Associates, Inc., a risk management and marketing consulting, data warehousing, and systems integration firm that was acquired by Fair, Isaac Companies in 1996. Mr. Sanders retired from Fair, Isaac in 2001, but continues to provide private consulting services as Deer Creek Consulting, LLC. Mr. Sanders also serves as a Senior Industry Advisor to Bridgeforce, Inc., a Delaware consulting firm, and serves as an advisor to the board of directors of Collections Marketing Center, Inc., a private company. Mr. Sanders also served on the board of directors of Metris Companies, Inc., from 2004 to 2005. Mr. Sanders’ extensive career focusing on credit scoring and risk modeling for the consumer finance industry, including as a chief executive and later as a consultant, gives him the industry knowledge to guide our Board on a variety of matters.

Gregg E. Tryhus. Mr. Tryhus is President and owner of Grayhawk Development, a company involved in land development, golf development, construction and operations, and resort development. Prior to that, Mr. Tryhus was in the land sales business and founded his own land sales company, Tryhus Company, in 1984.

Board Composition

Our directors are elected annually to serve until the next annual meeting of stockholders, until their successors are duly elected and qualified, or until their earlier death, resignation, disqualification, or removal. Directors may be removed at any time for cause by the affirmative vote of the holders of a majority of the voting power then entitled to vote.

As of December 31, 2011, the Company’s board of directors does not have any committees.

We have adopted a code of ethics that applies to all directors, officers and employees of our company, including our Chief Executive Officer, Chief Financial Officer, or persons performing similar functions. Our Code of Ethics is available on our website at www.drivetime.com. To satisfy the disclosure requirements under Item 10 of Form 8-K, in the event of an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, or persons performing similar functions, we would disclose such information on our website. No such event has occurred during the year ended December 31, 2011.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis should be read in conjunction with the related tables that are presented immediately below.

Overview

The purpose of this compensation discussion and analysis is to provide information about each material element of compensation that we pay or award to, or that is earned by, our named executive officers, who consist of our principal executive officer, principal financial officer, and our three other most highly compensated executive officers. For our 2011 fiscal year, our named executive officers were:

•	Ernest C. Garcia II, our Chairman;

•	Raymond C. Fidel, our President and Chief Executive Officer;

•	Mark G. Sauder, our Executive Vice President and Chief Financial Officer;

•	Jon D. Ehlinger, our Executive Vice President, Secretary, and General Counsel; and

•	Alan J. Appelman, our Executive Vice President and Chief Credit Officer.

This compensation discussion and analysis addresses and explains the compensation practices that we followed in 2011, the numerical and related information contained in the summary compensation and related tables presented below, and actions we have taken regarding executive compensation since the end of our 2011 fiscal year.

Compensation Determinations

Most, if not all, of our compensation policies and determinations applicable to our named executive officers have been the product of research by and discussion among our management team.

Objectives of Compensation Programs

We pay our named executive officers based on business performance and individual performance, and, in setting compensation levels, we take into consideration our past practices and our current and anticipated future needs, the relative skills and experience of each individual executive, and the competitive market. To date, we have not utilized the services of a compensation consultant and have not engaged in any benchmarking when making policy-level or individual compensation determinations.

Compensation philosophy. A named executive officer’s total compensation will vary based on the Company’s overall performance and with the particular named executive officer’s personal performance and contribution to overall results. This philosophy generally applies to all of our employees, with a more significant level of variability and compensation at risk depending upon an employee’s function and level of responsibility. Implementing this philosophy allows us to attract, motivate, and retain highly qualified individuals responsible for guiding us and creating value for our investors and shareholders.

Overriding objectives. The overriding goal of our executive compensation program is the same as the Company’s goal—to create long-term sustainable value. Additional objectives of the executive compensation program are:

•	to motivate our named executive officers to achieve and exceed our financial performance goals and drive the value of our business by rewarding such success;

•

to ensure that executive compensation programs are effective in attracting, retaining, and motivating top quality executives who have the ability to significantly influence our long-term financial success and are responsible for effectively managing our operations in a way that maximizes the value of our business;

•	to achieve a balance between compensation levels and our annual and long-term budgets, strategic plans, business objectives, and investor expectations;

•	to motivate executive officers to achieve our business objectives, and to align the incentives of our officers with, on a prospective basis, long-term incentive awards;

•

to provide named executive officers with appropriately leveraged total compensation opportunities that are competitive in form and in value with comparable companies taking into account: industry sector, market capitalization, revenues, profitability, and regional operational focus; and

•	to have programs that are simple, well understood, which reward accountability and are closely tied to our key financial goals and strategic objectives.

Company compensation policies. A named executive officer’s total in-service compensation consists of base salary, a cash bonus, a deferred bonus, a long-term incentive program, and limited perquisites. With regard to these components, we have in the past adhered to the following compensation policies:

•

Base salaries should be competitive and should encourage retention. Our compensation programs should reflect base salaries as being competitive compensation for the named executive officers to perform the essential elements of their respective jobs.

•

Bonuses should be structured to reward superior company performance and encourage retention. Each of our executive officers may be entitled to an annual cash bonus based on our prior year performance. To encourage continuity of management, an amount equal to each annual cash bonus is awarded on a deferred basis and such amounts are paid, subject to continued employment, three years following the year in which the deferred bonus was awarded.

•

Short- and long-term incentives. Our compensation programs are structured to assure that those key executives who are involved in critical decisions that impact our success have a meaningful, competitively supportable portion of their total compensation linked to their success in helping meet performance objectives.

•

Compensation should be paid in cash. As a private company whose equity securities are not publicly traded, we believe that the true compensatory value to be accorded to equity-based incentives would be difficult for both us and a recipient to determine. With the exception to the Restricted Stock Grant awarded to our CEO in December 2010, we have not in the past utilized equity based incentives and have instead focused entirely on providing the opportunity for our named executive officers to earn total cash compensation at levels that enable us to achieve the motivation and retention goals described above.

•

Benefits. Benefits are offered that are competitive within the defined talent market, generally on par with our employee population, and offered on the basis of business need and adequate individual protection. Our benefit plans provide participants with reasonable flexibility to meet individual means.

We believe our policies have helped us achieve our compensation objectives of motivation and retention, as evidenced by the limited turnover in our executive officer ranks over the past several years.

Compensation Programs Design and Elements of Compensation

We choose to pay each element of compensation to further the objectives of our compensation program, which, as noted, includes the need to attract, retain, and reward key leaders critical to our success by providing competitive total compensation.

Elements of in-service compensation. For our 2011 fiscal year, our executive compensation mix included base salary, discretionary cash bonuses, and other benefits generally available to all employees. We generally determine the nature and amount of each element of compensation as follows:

•

Base Salary. We typically agree upon a base salary with a named executive officer at the time of initial employment. The amount of base salary agreed upon, which is not at risk, reflects our views as to the individual executive’s past experience, future potential, knowledge, scope of anticipated responsibilities, skills, expertise, and potential to add value through performance. We review executive salaries annually and may adjust them based on an evaluation of our performance for the year and the performance of the functional area(s) under an executive’s scope of responsibility. We also consider qualitative criteria, such as education and experience requirements, complexity, and scope or impact of the position compared to other executive positions internally.

•

Non-Equity Incentive Plan Compensation. We provide cash bonuses to recognize and reward our named executive officers with cash payments above base salary based on our success in a given year. The cash bonuses are paid annually and the bonus program includes a deferred bonus in the amount of the annual bonus that is payable three years after the payment of the annual bonus, subject to the executive officer still being employed by us at the time of payment. Amounts deferred accrue interest at the prime rate. For each year, the bonuses received by Messrs. Fidel, Sauder, Ehlinger and Appelman reflect, in part, bonuses for the fiscal year performance and, in part, the deferred portion of bonuses earned three years prior. See “—Impact of Performance on Compensation—Bonus Plan.”

•

Retention Bonus Plan. We provide cash bonuses under our retention bonus plan to Messrs. Sauder, Ehlinger and Appelman. Under the terms of the plan, we were committed to make six annual contributions beginning May 1, 2006 through May 2011 to fund the plan. An executive must remain employed by us to receive annual benefits paid out under the plan beginning in May 2011 through May 2015.

•

Perquisites. We seek to compensate our named executive officers at levels that eliminate the need for material perquisites and enable each individual officer to provide for his or her own needs. Accordingly, in 2011, we provided limited perquisites to our named executive officers.

•

Other. We offer other employee benefits to key executives for the purpose of meeting current and future health and security needs for the executives and their families. These benefits, which we generally offer to all eligible employees, include medical, dental, vision and life insurance benefits; short-term disability pay; long-term disability insurance; flexible spending accounts for medical expense reimbursements; tuition reimbursement; and a 401(k) retirement savings plan.

•

Restricted Stock Plans. The Restricted Stock Grant awarded to Mr. Fidel allowed him to acquire an ownership interest in our business and, as a result, encourages him to contribute to our success. See below for “—Chief Executive Officer Restricted Stock Grant.” for detail.

Elements of post-termination or change of control compensation and benefits. None of our named executive officers is a party to an employment agreement with us, although certain of our executives are parties to special retention agreements that provide for benefits to be accelerated upon certain events involving termination of employment or a change of control. See “—Severance and Change of Control Arrangements” below.

Impact of Performance on Compensation—Bonus Plan

We have an annual cash bonus program that is based primarily on pretax earnings. When evaluating whether earnings targets have been satisfied, we typically disregard certain non-operating gains and/or losses over which management has no control, and certain performance measures may be adjusted in extraordinary circumstances. We determine target earnings at the start of each year. If the earnings threshold to achieve a bonus is met, bonuses can be paid anywhere from 50% to 150% of the respective executive’s base bonus, depending on our performance against the targets. If the earnings threshold to achieve a bonus is not met, we do not pay a bonus for the fiscal year. We determine the targets by analyzing our budget and forecasted earnings, and economic and other competitive factors. The cash bonuses are paid annually.

The bonus program also includes a deferred component. The deferred portion is equivalent to the executive’s annual bonus (as described above) and is payable three years after the payment of the annual bonus, subject to the executive officer still being with us at the time of payment. For example, the Payment Date for the deferred portion of the 2011 bonus is January 2015. The Company will pay simple interest at the prime rate on the amount of the bonus to which each executive is entitled under the Plan during the Vesting Period. For purposes of this Plan, the “Vesting Period” begins on January 1st of the year after the bonus year and ends on December 31 before the January in which the bonus is paid. For example, the vesting period for the deferred portion of the 2011 bonus begins on January 1, 2012 and ends on December 31, 2014. The amount paid in January 2015 is equal to the amount earned under the annual bonus plan for 2014, plus the amount of the deferred bonus from 2011.

Retention Bonus Plan

In July 2005, we replaced existing retention plan agreements with the retention plan in which Mark G. Sauder, Jon D. Ehlinger, and Alan J. Appelman currently participate. Raymond C. Fidel was not included in this plan because it was determined that, as a shareholder at that time, his 5% ownership interest in the Company encouraged Mr. Fidel to remain employed with the Company, and that he would be financially rewarded in his capacity as one of our shareholders. Subsequently, in 2008, Mr. Fidel entered into an agreement with Mr. Garcia for the purchase of Mr. Fidel’s ownership interest. See “—Executive Employment Agreements.”

Under the terms of the retention bonus plan, we were committed to make six annual contributions beginning May 1, 2006 and for each year thereafter through May 1, 2011 to fund this program. Executive must remain employed by us to receive these benefits. If the executive terminates his employment without cause or is terminated with cause, any unpaid amounts are forfeited and revert to the Company. If the executive is terminated without cause (including on account of disability), the executive terminates for good reason, or upon certain change of control events, the executive will receive all amounts that have been contributed to date. The total contributions paid under this plan were $14.0 million, funded by us over the first six years to be paid out to the executive in five installments beginning May 1, 2011. We recognize compensation expense under this plan based upon the service period required to receive payments of ten years (exclusive of acceleration and forfeiture clauses).

At December 31, 2011, the plan was fully funded and during the year ended December 31, 2011, the first of five payments was paid out of the plan.

Contributions are made into secular trusts that were set up on behalf of each participant. We funded contributions into the trusts to provide participants a level of certainty regarding payment of their retention benefits. Contributions to the secular trusts are taxable to the named executive officers and the funds are not subject to claims from creditors in the event of bankruptcy. The named executive officers also have investment discretion with respect to the contributions.

Chief Executive Officer Restricted Stock Grant

In December 2010, the Board of Directors of each of DTAG and DTAC approved a restricted stock award to Mr. Fidel, our Chief Executive Officer. On December 28, 2010, Mr. Fidel entered into a Restricted Stock Agreement with each of DTAG and DTAC, pursuant to which he was issued an award of 2.8595 shares of restricted stock in each of DTAG and DTAC, subject to certain vesting restrictions. Mr. Fidel made an election under Section 83(b) of the United States Internal Revenue Code of 1986, as amended, to be taxed on the fair market value of the entire restricted stock grant as of the award date. In connection therewith, that portion of shares the fair market value of which was sufficient to satisfy Mr. Fidel’s federal and state income tax obligations with respect to the entire award was deemed to be vested in full as of the award date. However, only those shares of a value equal to the minimum statutory federal and state withholding due from Mr. Fidel on the grant were repurchased by DTAG and DTAC, with the proceeds from such repurchases were delivered to the relevant tax authorities. The remaining unvested shares of restricted stock vest one-third each year over a period of three years based on Mr. Fidel’s continued employment with us and on the achievement of certain income before income tax targets for the consolidated results of DTAG, measured for the preceding twelve months as of June 30, 2011, 2012 and 2013. During the year ended December 31, 2011, we recognized $2.8 million in restricted stock expense due to the shares that vested during the current year.

For income tax purposes, Mr. Fidel was deemed to own 2.8595 shares at the grant date, and immediately thereafter the Company repurchased 1.0899 shares resulting in Mr. Fidel owning 1.7696 shares in each of DTAG and DTAC as of December 31, 2010. A shortfall in the performance target measured at the June 30th vesting date (and therefore a failure of one-third of the unvested shares to vest at such date) may be made up at a subsequent date if the consolidated results of DTAG exceed the relevant income before income tax target applicable to such subsequent period. Shares of restricted stock that would otherwise vest at June 30, 2013 will only become vested shares if Mr. Fidel’s employment with us continues until December 31, 2013. In connection with the execution of the Restricted Stock Agreements, Mr. Fidel also entered into a Shareholders’ Agreement with our principal shareholder and DTAG and DTAC, which, among other things, restricts his ability to transfer his shares of restricted stock and grants him certain tag-along rights in the event of a sale by our principal shareholder and certain piggy-back registration rights in connection with a public offering of our shares or any successor entity. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions—Shareholders’ Agreements.”

Internal Revenue Code Section 409A

Section 409A of the Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities and penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A. With respect to our compensation and benefit plans that are subject to Section 409A, in accordance with Section 409A and regulatory guidance issued by the IRS, we are currently operating such plans in compliance with Section 409A.

Conclusion

We believe that the compensation amounts paid to our named executive officers for their service in 2011 were reasonable and appropriate and in our best interests.

Executive Employment Agreements

None of our named executive officers is a party to an employment agreement with us, although certain of our executives are parties to special retention agreements and non-equity incentive plan compensation that provide for benefits to be accelerated upon certain events involving termination of employment or a change of control. See “—Severance and Change of Control Arrangements” below. In 2008, Mr. Fidel entered into an agreement with Mr. Garcia for the purchase of Mr. Fidel’s 5% ownership interest in us. This agreement included an employment condition which expired on June 30, 2010. While we were not a party to this agreement, which was solely between Mr. Garcia and Mr. Fidel, under GAAP, the existence of the employment condition required us to treat a portion of the amount payable by Mr. Garcia to Mr. Fidel, as compensation for financial statement reporting purposes and not as compensation for purposes of this Compensation Discussion and Analysis. On December 28, 2010, Mr. Fidel entered into a Restricted Stock Agreement with each of DTAG and DTAC, pursuant to which he was issued an award of 2.8595 shares of restricted stock in each of DTAG and DTAC, subject to certain vesting restrictions. The unvested shares of restricted stock vest one-third each year over a period of three years based on Mr. Fidel’s continued employment with us and on the achievement of certain income before income tax targets for the consolidated results of DTAG, measured for the preceding twelve months as of June 30, 2011, 2012 and 2013. As of June 30, 2011, the vesting requirements were met for the first third of the award and we recognized $2.8 million in restricted stock compensation expense. See “—Chief Executive Officer Restricted Stock Grant” for detail.

There have been no other material changes to items of compensation applicable to our named executive officers or directors for fiscal 2011.

Summary Compensation Table

The following table sets forth the total compensation earned for services rendered by our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers whose total compensation for the fiscal year ended December 31, 2011 was in excess of $100,000 and who were serving as executive officers at the end of that fiscal year. The listed individuals are referred to herein as the “named executive officers.”

Name and Principal Position	Year	Salary		Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
Ernest C. Garcia II	2011	$780,000		$—	$—	$—	$841,572	$1,621,572
Chairman	2010	$779,052		$—	$—	$—	$578,111	$1,357,163

Raymond C. Fidel	2011	799,999		—	—	216,000	104,637	1,120,636
President and Chief Executive Officer	2010	1,775,000	(1)	—	9,452,000	701,093	80,106	12,008,199

Mark G. Sauder	2011	374,039		2,000,000	—	144,000	27,473	2,545,512
Executive Vice President and Chief Financial Officer	2010	324,423		1,000,000	—	425,547	18,137	1,768,107

Jon D. Ehlinger	2011	299,327		400,000	—	108,000	12,879	820,206
Executive Vice President, Secretary, and General Counsel	2010	264,619		200,000	—	325,437	12,879	802,935

Alan J. Appelman	2011	279,712		400,000	—	108,000	12,369	800,081
Executive Vice President and Chief Credit Officer	2010	264,519		200,000	—	325,437	12,649	802,605

(1)	Included is the $1.1 million of non-cash compensation expense as discussed in “Related Party Transactions—Non-cash compensation expense.
(2)

As discussed in “—Retention Bonus Plan” above, reflects amounts awarded to the applicable named executive officers in 2010 and 2011 respectively under the retention bonus plan. We began paying amounts awarded under this plan to participants in May 2011. Payments will be made in five installments and will be subject to forfeiture as provided above. The difference in the bonus paid to Mr. Sauder, in comparison to Mr. Ehlinger and Mr. Appelman, reflects the terms of the bonus plan and the value it places on Mr. Sauder’s performance in his position as chief financial officer of the Company, which is a critically important role in our company given the complexity of our business model and the importance of financing to our business.

(3)	See “—Chief Executive Officer Restricted Stock Grant.”
(4)	Includes amounts as discussed in “—Impact of Performance on Compensation—Bonus Plan”
(5)	All other compensation consists of the following:

Name	Year	Automobile Allowance	Personal Use of Company Aircraft (a)	Life Insurance Policy Premium	Total
Ernest C. Garcia II	2011	$—	$841,572	$—	$841,572
Raymond C. Fidel	2011	20,596	84,041	—	104,637
Mark G. Sauder	2011	12,250	13,083	2,140	27,473
Jon D. Ehlinger	2011	11,250	—	1,629	12,879
Alan J. Appelman	2011	11,750	—	619	12,369

Name	Year	Automobile Allowance	Personal Use of Company Aircraft (a)	Life Insurance Policy Premium	Total
Ernest C. Garcia II	2010	$—	$578,111	$—	$578,111
Raymond C. Fidel	2010	12,600	67,506	—	80,106
Mark G. Sauder	2010	12,250	3,747	2,140	18,137
Jon D. Ehlinger	2010	11,250	—	1,629	12,879
Alan J. Appelman	2010	11,750	—	899	12,649

(a)

Relates to an aircraft that we lease from Verde and an aircraft owned by the Company. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions—Aircraft lease and operating expenses.” The incremental cost to us of personal use of the aircraft is calculated based on the variable operating costs to us, including fuel costs, trip-related maintenance, universal weather-monitoring costs, on-board catering, landing/ramp fees, crew travel expenses, and other miscellaneous variable costs. Fixed costs that do not change based on usage, such as pilot salaries, our lease costs, and the cost of maintenance not related to trips, are excluded.

The difference in Mr. Garcia’s base salary in comparison to other named executive officers reflects his status as the founder, Chairman of the Board, and owner of a private company, which entitles him to dividends and a salary. With respect to Mr. Fidel, his salary is attributable to his contributions to the Company and the Company’s performance. In particular, his salary reflects the substantial progress the Company has made under his direction in its operations and financial performance since he became the Chief Operating Officer in 2001 and President/CEO in 2004. While our other executive officers have also made significant, meaningful contributions over this time period, we believe Mr. Fidel’s compensation appropriately reflects his additional contributions to our success. Finally, in setting Mr. Fidel’s salary, we have reviewed his base compensation in the context of overall compensation.

Severance and Change of Control Arrangements

The annual cash bonus program, in which our executive officers participate, and the deferred bonus arrangements with Mr. Fidel, Mr. Sauder, Mr. Ehlinger, and Mr. Appelman entitle them to certain severance payments and other benefits in the event of certain types of terminations and changes of control, which are summarized below. The table below reflects the amount of compensation to be paid to each of them in the event of termination of such executive’s employment. The amounts shown assume that such termination was effective as of December 31, 2011, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us.

Pursuant to the Restricted Stock Agreements described above under “—Chief Executive Officer Restricted Stock Grants,” Mr. Fidel would be entitled to the vesting in full of all of the then-unvested shares of restricted stock granted under such agreements if at any time during the terms of the agreements there is a Change in Control of the company or if his employment is terminated by the company without Cause or if he terminates his employment for Good Reason, as each such term is defined in the respective Restricted Stock Agreement. In addition, in the event of Mr. Fidel’s death, only those shares that have previously vested under the Restricted Stock Agreements shall remain vested shares and Mr. Fidel’s estate (or any beneficiary named by him) shall be entitled to the proceeds of an insurance policy on Mr. Fidel’s life with a death benefit in the amount of $10 million. The premium on such policy will be paid by the company, and the benefit amount will reduce in proportion to the amount that any vested shares on a vesting date bear to the unvested shares. The premium paid for this policy was $8,760 for 2011.

Named Executive Officer	Resignation without Good Reason / Termination for Cause	Resignation with Good Reason / Termination without Cause	Termination Upon Change of Control
Raymond C. Fidel (1)	$—	$2,788,813	$3,921,216
Mark G. Sauder (2)	—	3,632,329	4,311,596
Jon D. Ehlinger (2)	—	1,021,458	1,511,992
Alan J. Appelman (2)	—	967,001	1,457,534

(1)	Amounts included are for the restricted stock grants and deferred bonus arrangement.
(2)	Amounts included are the annual cash bonus program and deferred bonus arrangement.

Director Compensation

We pay our non-employee directors an annual cash retainer of $50,000 for their board service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2011 for:

•	each person, or group of affiliated persons, known to us to own beneficially 5% or more of our outstanding common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The information in the following table has been presented in accordance with the rules of the SEC. Under SEC rules, beneficial ownership of a class of capital stock includes any shares of such class as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option, warrant or other right. If two or more persons share voting power or investment power with respect to specific securities, each such person is deemed to be the beneficial owner of such securities. Except as we otherwise indicate below and under applicable community property laws, we believe that the beneficial owners of the common stock listed below, based on information they have furnished to us, have sole voting and investment power with respect to the shares shown. Unless otherwise noted below, the address for each holder listed below is 4020 East Indian School Road, Phoenix, Arizona 85018.

	Beneficially Owned
	Shares	Percent
Principal Shareholder:
Ernest C. Garcia II and affiliates (1)	100.0	98.3%
Directors and Named Executive Officers:
Ernest C. Garcia II	100.0	98.3%
Raymond C. Fidel (2)	1.7696	1.7%
Mark G. Sauder	—	—
Alan J. Appelman	—	—
Jon D. Ehlinger	—	—
MaryAnn N. Keller	—	—
Donald J. Sanders	—	—
Gregg E. Tryhus	—	—

All directors and executive officers as a group (Eight persons)	101.7696	100.0%

(1)

Consists of (i) five shares held of record by the Ernest C. Garcia III Multi-Generational Trust II, (ii) 90 shares held of record by Ernest C. Garcia II and Elizabeth Joanne Garcia, and (iii) five shares held of record by the Ernest Irrevocable 2004 Trust II. Mr. Garcia is deemed to be the beneficial owner of shares held by these trusts.

(2)

Mr. Fidel’s shares were awarded pursuant to a Restricted Stock Agreement dated as of December 28, 2010, and vest equally over a three-year period, one-third on each of June 30, 2011, June 30, 2012, and December 2013, based on the achievement of certain performance targets by the Company. See “Item 11—Executive Compensation—Compensation Discussion and Analysis—Chief Executive Officer Restricted Stock Grant.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Party Transactions

We have a written code of business conduct and ethics governing policies and procedures for related party transactions.

Relationship with Verde Investments, Inc.

Verde Investments, Inc., or “Verde,” is an Arizona corporation that is wholly-owned by Ernest C. Garcia II, our Chairman and principal shareholder. Verde engages in the acquisition, development, and long-term investment in real estate and other commercial assets. Mr. Garcia is the principal shareholder, president and director of Verde. Another affiliate of Mr. Garcia is the Garcia Family Limited Partnership, LLP, of which Mr. Garcia and his wife own 7.32% and Verde owns 66.18%. The other interests are owned by his son and two related trusts.

Related Party Transactions

During the year ended December 31, 2011, 2010, and 2009, we recorded related party operating expenses as follows:

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
General and administrative expenses—related party
Property lease expense	$3,795	$6,034	$6,710
Non-cash compensation expense	—	1,125	2,250
Restricted stock compensation expense	2,790	3,874	—
Aircraft operating and lease expense	3,937	3,693	3,626
Salaries and wages, general & administrative, and other expenses	793	812	567
Reimbursement of certain general and administrative expenses	(314)	(420)	(210)

Total general and administrative expenses—related party	$11,001	$15,118	$12,943

Property leases

For the years ended December 31, 2011, 2010, and 2009, we leased an average of 14, 15, and 16 vehicle sales facilities, respectively, three reconditioning facilities, our former loan servicing center (which is currently being subleased to third-party tenants), and our corporate office from Verde and another affiliate of Mr. Garcia (the Garcia Family Limited Liability Partnership, LLP). Three of these facilities were closed locations as of December 31, 2011 and 2010. During the year ended December 31, 2010, we also leased one vehicle sales facility, and a reconditioning center from Steven Johnson, a director and former officer of DTAC who is also Mr. Garcia’s brother-in-law. As of December 31, 2011 we have no remaining leases with Steven Johnson. For the years ended December 31, 2011 and 2010 we rented one vehicle sales facility from Stephen Fidel, the brother of Mr. Fidel, our President and CEO. At December 31, 2011, the maturity of these related party leases range from 2013 to 2023.

During the year ended December 31, 2011, we paid an aggregate of $0.4 million in a lease termination fees on two of our closed properties to terminate the leases with Steven Johnson. During the year ended December 31, 2010, we paid $0.4 million in a lease termination fee on one of our closed properties to terminate the lease with Verde.

Property lease expense also contains store closing costs. Store closing costs represent ongoing costs related to closed property leases plus property taxes less any benefit from early termination of leases.

Non-cash compensation expense

In January 2008, Mr. Garcia entered into an agreement with Mr. Fidel to purchase Mr. Fidel’s 5% interest in DTAG and DTAC for $17.5 million. The terms of the purchase were such that Mr. Garcia paid Mr. Fidel $6.25 million in cash and $11.25 million in a promissory note bearing interest at 8.0% per annum. The term of the note is five years with annual installment payments required. For the years ended December 31, 2011, 2010, and 2009, Mr. Garcia paid the interest to Mr. Fidel, $0.3 million, $0.5 million, and $0.7 million, respectively.

The agreement contained an employment condition, requiring Mr. Fidel to remain employed with the Company through June 30, 2010. Under the terms of the agreement, if Mr. Fidel voluntarily terminated his employment as the President and Chief Executive Officer of the Company at a time prior to June 30, 2010, one-half of the principal balance of the note would be waived and would no longer be payable by Mr. Garcia. Accordingly, under GAAP, one-half of the $11.25 million note was deemed non-cash compensation expense to be recognized over the term of the employment condition, with the final amount being recognized in 2010.

Restricted stock compensation expense

In December 2010, the Board of Directors of each of DTAG and DTAC approved a restricted stock award to Mr. Fidel, our Chief Executive Officer. On December 28, 2010, Mr. Fidel entered into a Restricted Stock Agreement with each of DTAG and DTAC, pursuant to which he was issued an award of 2.8595 shares of restricted stock in each of DTAG and DTAC, subject to certain vesting restrictions. Immediately thereafter, the Company repurchased 1.0899 shares resulting in Mr. Fidel owning 1.7696 shares in each DTAC and DTAG.

See Note 12—Shareholders’ Equity & Dividends—Chief Executive Officer Restricted Stock Grant included in our consolidated financial statements as of December 31, 2011 and “—Shareholders’ Agreements” below for further details.

Aircraft operating and lease expenses

We are party to a lease agreement for an aircraft with Verde under which we agreed to pay monthly lease payments of $150,000 plus taxes, and are responsible for paying all operating costs and repairs and maintenance related to the aircraft. The lease expires in August 2015.

Salaries and wages, general and administrative, and other expenses

For the years ended December 31, 2011, 2010 and 2009, an aggregate of $0.8 million, $0.8 million, and $0.6 million, respectively, in general and administrative expenses and salaries and wages of Verde and Verde employees who are enrolled in our health plan, are reflected in our general and administrative expenses—related party.

Reimbursement of general and administrative expenses

We received $78,500 for each of the quarters in 2011, $105,000 for each quarter of 2010, and $52,500 for each quarter of 2009 from Verde, as reimbursement of certain general and administrative expenses incurred by us on Verde’s behalf.

Related party indebtedness

In recent years, we have significantly reduced levels of related party debt. As of December 31, 201, we have no debt that is held by related parties See Note 8—Debt Obligations included in our consolidated financial statements as of December 31, 2011 and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further information. During the years ended December 31, 2011, 2010, and 2009, we recorded related party interest expense and loss on extinguishment of debt as follows:

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Non-portfolio debt interest expense—related party
Junior Secured Notes:
Tranche A—Related Party: CEO	$—	$185	$400
Tranche A—Related Party: Verde	—	3,374	2,460
Tranche B—Related Party: Verde	—	2,754	6,035
$5.0 million Shareholder Note Payable	—	—	—
$32.0 million Shareholder Note Payable	—	—	2,690
$75.0 million Subordinated Note Payable	—	3,863	9,158

Total non-portfolio debt interest expense—related party	$—	$10,176	$20,743

Senior secured notes interest expense—related party
$45.0 million Sr. Secured Debt: Verde	$2,460	$2,930	$—
$4.0 million Sr. Secured Debt: CEO	220	223	—

Total senior secured notes interest expense—related party	$2,680	$3,153	$—

Loss on extinguishment of debt—related party
$32.0 million Senior Unsecured Notes Payable	$—	$—	$1,248

Interest expense—related party

In September 2009, we repurchased the $32.0 million face value of our 11.25% senior unsecured notes from Verde for face value, but incurred a loss on extinguishment of $1.2 million, related to the write-off of unamortized deferred financing costs. The write-off was not treated as a capital transaction since the costs to issue the senior unsecured notes was incurred in 2005 when the notes were originally issued. In addition, the notes were originally issued 100% to third parties.

During the year ended December 31, 2009, Verde purchased an aggregate amount of $36.1 million in notes from third-party Tranche A note holders. After these transactions at December 31, 2009, Verde held $36.1 million of Tranche A junior secured notes and the $24.0 million Tranche B junior secured notes.

In June 2010 we issued $200.0 million of 12.625% Senior Secured Notes due June 15, 2017. Simultaneously with this offering, Verde transferred to our principal shareholder and our principal shareholder received and contributed to equity the aggregate amount of the Tranche A and B junior secured notes in the amount of $60.1 million. In addition, the $2.0 million Tranche A note held by Mr. Fidel was exchanged for an equal principal amount of the 12.625% Senior Secured Notes due 2017. As a result of this transaction, the debt obligation for junior secured notes was fully satisfied.

As a result of the transactions described above, we incurred related party interest expense on non-portfolio debt associated with the junior secured notes, subordinated notes and the 11.25% senior unsecured notes due 2013 through June 2010, at which time previous amounts outstanding were either exchanged for equity or the new 12.625% Senior Secured Notes due 2017, as described above.

In September 2010, Verde and Mr. Fidel, our President and Chief Executive Officer, purchased $10.0 million and $2.0 million, respectively, of the Senior Secured Notes at a price of 99.0% from an unrelated third-party. As a result of this transaction, Verde and Mr. Fidel now own $45.0 million and $4.0 million of the Senior Secured Notes, respectively.

In June 2011, we recorded related party interest expense of $2.7 million, associated with, the aggregate of $49.0 million which was held by Verde and Mr. Fidel. In June 2011, Verde purchased Mr. Fidel’s $4.0 million of senior secured notes, solely to affect a sale of the aggregate $49.0 million of notes owned by Verde and Mr. Fidel. Verde sold all $49.0 million aggregate principal amount of Senior Secured Notes to a third party on June 6, 2011, eliminating any related party Senior Secured Notes Payable as of December 31, 2011. Interest expense for the year ended December 31, 2011 represents interest paid to Verde and Mr. Fidel as the Senior Secured Note holders prior to the sale of the notes.

Loss on extinguishment of debt

In September 2009, we repurchased the $32.0 million face value of our 11.25% senior unsecured notes due 2013 which were held by Verde. This repurchase was made at par and resulted in a net loss on extinguishment of debt of $1.2 million as a result of the write-off of unamortized debt discount and unamortized capitalized loan fees.

Shareholders’ Agreements

On December 28, 2010, Mr. Fidel, our chief executive officer, entered into a Restricted Stock Agreement with DTAG and DTAC pursuant to which we awarded a specified number of shares of restricted stock to Mr. Fidel, which shares will become vested shares over a three-year period based on the achievement by the company of certain income before income tax targets. See “Item 11—Executive Compensation—Compensation Discussion and Analysis—Chief Executive Officer Restricted Stock Grant.” In connection with the grant of shares of restricted stock, Mr. Fidel entered into a Shareholders’ Agreement with us and our principal shareholder. Each Shareholders’ Agreement sets forth certain restrictions on transfer of the shares of common stock of such entity owned by each shareholder, grants Mr. Fidel certain tag-along rights in a sale of shares by our principal shareholder as well as preemptive rights to participate in new issuances of common stock by such entity. Each Shareholders’ Agreement also grants Mr. Fidel certain piggy-back registration rights in connection with a public offering of common stock of such entity or a successor entity.

Director Independence

Our debt is not listed on any exchange and our equity is privately held. Our Board of Directors has determined that Ms. Keller and Mr. Sanders would each be considered independent under current New York Stock Exchange listing standards. Under current New York Stock Exchange listing standards (to which we are not currently subject), we believe that Mr. Garcia would not be considered independent due to his holding of the substantial majority of our equity capital, that Mr. Tryhus would not be considered independent because of current and previous business dealings with Mr. Garcia and his affiliated companies, and that Mr. Fidel would not be considered independent due to his employment relationship with us.

Item 14. Principal Accountant Fees and Services

Grant Thornton LLP, has been our independent registered public accountants since 2006. We have not had and do not have an Audit Committee, and our executive management has appointed Grant Thornton as our independent registered public accounting firm and approved the engagement of Grant Thornton to perform the audit of the financial statements and internal control over financial reporting included in our annual report for the fiscal year ending December 31, 2011. Grant Thornton’s additional function is to review certain related filings with Securities and Exchange Commission and to conduct limited reviews of the financial statements included in our quarterly reports.

The following table sets forth the fees billed to us for the audit and other services provided by Grant Thornton LLP to us for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Audit Fees (1)	$840,676	$750,996
Audit-Related Fees (2)	185,096	509,648
Tax Fees (3)	144,290	243,615
All Other Fees	—	—

Total	$1,170,062	$1,504,259

(1)	Audit fees are for the audit of the Company’s consolidated financial statements and quarterly reviews of unaudited consolidated financial statements.
(2)

Audit-related fees are fees paid to our principal accountant for services rendered in connection with various registration statements, an offering memorandum, other attest services, and general technical accounting consultations.

(3)	Tax fees include fees associated with general tax consulting, research and development tax credits, and tax impacts of GO Financial.

Part IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1.1	Amended and Restated Certificate of Incorporation of Ugly Duckling Corporation (former name of DriveTime Automotive Group, Inc.) (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.2.1	Articles of Incorporation of DriveTime Acceptance Corporation (former name of DT Acceptance Corporation) (incorporated by reference to Exhibit 3.1.2.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.2.2	Articles of Amendment to the Articles of Incorporation of DriveTime Acceptance Corporation (former name of DT Acceptance Corporation) (incorporated by reference to Exhibit 3.1.2.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.3	Articles of Organization of DriveTime Car Sales Company, LLC (incorporated by reference to Exhibit 3.1.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.4	Articles of Organization of DriveTime Sales and Finance Company, LLC (incorporated by reference to Exhibit 3.1.4 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.5	Articles of Organization of DT Credit Company, LLC (incorporated by reference to Exhibit 3.1.5 to our Registration Statement on Form S-4/A Filed on October 19, 2010)

3.1.6	Articles of Organization of DT Jet Leasing, LLC (incorporated by reference to Exhibit 3.1.6 to our Registration Statement on Form S- 4/A filed on October 19, 2010)

3.2.1	By-laws of Ugly Duckling Corporation (former name of DriveTime Automotive Group, Inc.) (incorporated by reference to Exhibit 3.2.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.2	Bylaws of DriveTime Acceptance Corporation (former name of DT Acceptance Corporation) (incorporated by reference to Exhibit 3.2.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.3	Operating Agreement of DriveTime Car Sales Company, LLC (incorporated by reference to Exhibit 3.2.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.4	Operating Agreement of DriveTime Sales and Finance Company, LLC (incorporated by reference to Exhibit 3.2.4 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.5	Operating Agreement of DT Credit Company, LLC (incorporated by reference to Exhibit 3.2.5 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.6	Operating Agreement of DT Jet Leasing, LLC (incorporated by reference to Exhibit 3.2.6 to our Registration Statement on Form S- 4/A filed on October 19, 2010)

4.1.1	Indenture governing 12.625% Senior Secured Notes due 2017, including the form of 12.625% Senior Secured Notes due 2017, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC and Wells Fargo Bank, National Association, dated as of June 4, 2010 (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.1.2	First Supplemental Indenture governing 12.625% Senior Secured Notes due 2017, dated as of September 20, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Approval Services Company, LLC and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

Exhibit No.	Description of Document

4.1.3	Second Supplemental Indenture, dated as of August 16, 2011, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association and Go Financial Company LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 22, 2011)

4.1.4	Third Supplemental Indenture, dated as of October 6, 2011, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association and DriveTime Ohio Company, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 13, 2011)

4.2.1	Security Agreement dated as of June 4, 2010, among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1.3 to our Registration Statement on Form S-4/A filed on February 2, 2011)†

4.2.2	Supplement No. 1 dated as of October 28, 2011 to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association or the Secured Parties (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 3, 2011)

4.3	Pledge Agreement dated as of June 4, 2010, between DT Acceptance Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1.4 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.4	Pledge Letter dated as of August 2, 2010, amending the Pledge Agreement dated as of June 4, 2010. (incorporated by reference to Exhibit 4.1.5 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.5	Intercreditor Agreement, dated as of June 4, 2010, among Santander Consumer USA Inc. and Manheim Automotive Financial Services, Inc., Wells Fargo Bank, National Association, DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, and DT Acceptance Corporation, and each of the other Loan Parties party thereto (incorporated by reference to Exhibit 4.1.6 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.6	Registration Rights Agreement, dated June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Jefferies & Company, Inc., RBS Securities Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.7	Registration Rights Agreement, dated June 6, 2011, by and among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Approval Services Company, LLC and RBS Securities Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 10, 2011)

10.1	DriveTime Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)+

10.2.1	Executive Bonus Agreement, dated as of July 13, 2005, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Mark Sauder (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4/A filed on October 19, 2010) +

10.2.2	First Amendment to Executive Bonus Agreement, dated as of January 1, 2009, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Mark Sauder (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-4/A filed on October 19, 2010) +

Exhibit No.	Description of Document

10.3.1	Executive Bonus Agreement, dated as of July 13, 2005, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Al Appelman (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-4/A filed on October 19, 2010) +

10.3.2	First Amendment to Executive Bonus Agreement, dated as of January 1, 2009, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Al Appelman (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-4/A filed on October 19, 2010) +

10.4.1	Executive Bonus Agreement, dated as of July 13, 2005, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Jon Ehlinger (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4/A filed on October 19, 2010) +

10.4.2	First Amendment to Executive Bonus Agreement, dated as of January 1, 2009, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Jon Ehlinger (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-4/A filed on October 19, 2010) +

10.5	Form of Director and Officer Indemnity Agreement for directors and officers of DriveTime Automotive Group, Inc. (incorporated by reference to Exhibit 10.8.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

10.6	Form of Director and Officer Indemnity Agreement for directors and officers of DT Acceptance Corporation (incorporated by reference to Exhibit 10.8.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

10.7.1	Loan and Servicing Agreement, dated as of July 23, 2010, by and among DT Warehouse IV, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, The Royal Bank of Scotland PLC, and other parties named therein (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-4/A filed on April 27, 2011)†

10.7.2	Amendment No. 1 to Loan and Servicing Agreement, dated May 13, 2011, amending the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, DT Credit Company, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, and other parties named therein (incorporated by reference to Exhibit 10.11.2 to our Registration Statement on Form S-4 filed on June 27, 2011)

10.7.3	Amendment No. 2 to Loan and Servicing Agreement, dated as of September 19, 2011, amending the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, DT Credit Company, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, and other parties named therein (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q file on November 14, 2011) †

10.7.4	Amendment No. 3 to Loan and Servicing Agreement, dated December 28, 2011, amending the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, DT Credit Company, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, and other parties named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 30, 2011)

10.8.1	Loan and Servicing Agreement, dated as of April 1, 2010, by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.12.1 to our Registration Statement on Form S-4/A filed on April 27, 2011)†

10.8.2	Amendment No. 1, dated as of July 28, 2010, to Loan and Servicing Agreement dated as of April 1, 2010 by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.12.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

Exhibit No.	Description of Document

10.8.3	Amendment No. 2, dated as of March 31, 2011, to Loan and Servicing Agreement dated as of April 1, 2010 by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.12.3 to our Registration Statement on Form S-4/A filed on April 7, 2011)

10.8.4	Amendment No. 3, dated as of April 10, 2011, to Loan and Servicing Agreement dated as of April 1, 2010 by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.12.4 to our Registration Statement on Form S-4/A filed on April 22, 2011)

10.8.5	Amendment No. 4, dated April 15, 2011, to Loan and Servicing Agreement dated as of April 1, 2010 by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.12.5 to our Registration Statement on Form S-4/A filed on April 22, 2011)

10.8.6	Amendment No. 5, dated as of September 19, 2011, to Loan and Servicing Agreement, dated as of April 1, 2010 by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q file on November 14, 2011)†

10.8.7	Amendment No. 6, dated December 28, 2011, to the Loan and Servicing Agreement dated as of April 1, 2010 by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 30, 2011)

10.9.1	Fourth Amended and Restated Loan and Security Agreement, dated as of October 28, 2011, by and among DriveTime Automotive Group, Inc. DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DriveTime Ohio Company, LLC, and Wells Fargo Bank, N.A, Santander Consumer USA Inc., and Manheim Automotive Financial Services, Inc. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q file on November 14, 2011) †

10.9.2	Guaranty and Security Agreement, dated as of October 28, 2011, by and among DT Acceptance Corporation, GFC Lending, LLC (f/k/a Go Financial Company, LLC), DT Credit Company, LLC, DT Jet Leasing, LLC, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q file on November 14, 2011)

10.10.1	Loan and Servicing Agreement, dated as of May 10, 2010, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Santander Consumer USA Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13.1 to our Registration Statement on Form S-4/A filed on April 27, 2011)†

10.10.2	Amendment No. 1, dated as of June 15, 2010, to Loan and Servicing Agreement, dated May 10, 2010, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Santander Consumer USA Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

10.10.3	Amendment No. 2, dated as of July 23, 2010, to Loan and Servicing Agreement, dated as of May 10, 2010, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Santander Consumer USA Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)

Exhibit No.	Description of Document

10.10.4	Amendment No. 3, dated as of September 26, 2011, to Loan and Servicing Agreement, dated as of May 10, 2010, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Santander Consumer USA Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q file on November 14, 2011) †

10.10.5	Amendment No. 4, dated December 28, 2011, to Loan and Servicing Agreement, dated May 10, 2010, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Santander Consumer USA Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 30, 2011)

10.11.1	Third Amended and Restated Loan and Servicing Agreement, dated as of July 23, 2010, by and among DT Warehouse, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch, and the other parties named therein (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-4/A filed on April 27, 2011) †

10.11.2	Amendment No. 1 to Third Amended and Restated Loan and Servicing Agreement, dated as of September 19, 2011, by and among DT Warehouse, LLC; DT Credit Company, LLC; Wells Fargo Bank National Association; Deutsche Bank AG, New York Branch; and Monterey Funding LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q file on November 14, 2011) †

10.12	Restricted Stock Agreement, dated as of December 28, 2010, by and between DriveTime Automotive Group, Inc. and Raymond C. Fidel (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-4/A filed on February 3, 2011)+

10.13	Restricted Stock Agreement, dated as of December 28, 2010, by and between DT Acceptance Corporation and Raymond C. Fidel (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-4/A filed on February 3, 2011)+

10.14	Shareholders’ Agreement, dated as of December 28, 2010, among DriveTime Automotive Group, Inc., Ernest C. Garcia II and Elizabeth Joanne Garcia, the Ernest C. Garcia III Multi-Generational Trust, the Brian Garcia Multi-Generational Trust, the Ernest Irrevocable 2004 Trust, and the Brian Irrevocable 2004 Trust, and Raymond C. Fidel (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-4/A filed on February 3, 2011)

10.15	Shareholders’ Agreement, dated as of December 28, 2010, among DT Acceptance Corporation, Ernest C. Garcia II and Elizabeth Joanne Garcia, the Ernest C. Garcia III Multi-Generational Trust, the Brian Garcia Multi-Generational Trust, the Ernest Irrevocable 2004 Trust, and the Brian Irrevocable 2004 Trust, and Raymond C. Fidel (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-4/A filed on February 3, 2011)

10.16	Loan and Servicing Agreement, dated December 28, 2011, by and among DT Warehouse, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch and the other partied listed therein* ††

10.17	Loan and Security Agreement, dated December 23, 2011, by and among DT Warehouse V, LLC, DT Credit Company, LLC, Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, and Wells Fargo Bank, N.A * ††

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

Exhibit No.	Description of Document

101.	INS XBRL Instance Document**

101.	SCH XBRL Taxonomy Extension Schema Document**

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document**

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document**

101.	LAB XBRL Taxonomy Extension Label Linkbase Document**

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with an order granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.
††	Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This exhibit has been filed separately with the Secretary of the SEC without the redaction pursuant to a Confidential Treatment Request under Rule 406 of the Securities Act.
+	Indicates a management contract or any compensatory plan, contract, or arrangement.

SIGNATURES

The Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on March 30, 2012.

DRIVETIME AUTOMOTIVE GROUP, INC.

By:	/s/ RAYMOND C. FIDEL
Raymond C. Fidel
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities below on March 30, 2012.

Signature	Title

/s/ ERNEST C. GARCIA II	Chairman of the Board of Directors
Ernest C. Garcia II

/s/ RAYMOND C. FIDEL	President, Chief Executive Officer and Director
Raymond C. Fidel	(Principal Executive Officer)

/s/ MARK G. SAUDER	Chief Financial Officer and Executive Vice President
Mark G. Sauder	(Principal Financial and Principal Accounting Officer)

/s/ GREGG E. TRYHUS	Director
Gregg E. Tryhus

/s/ MARYANN N. KELLER	Director
Maryann N. Keller

/s/ DONALD J. SANDERS	Director
Donald J. Sanders

SIGNATURES

The Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on March 30, 2012.

DT ACCEPTANCE CORPORATION

By:	/s/ RAYMOND C. FIDEL
Raymond C. Fidel
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities below on March 30, 2012.

Signature	Title

/s/ ERNEST C. GARCIA II	Chairman of the Board of Directors
Ernest C. Garcia II

/s/ RAYMOND C. FIDEL	President, Chief Executive Officer and Director
Raymond C. Fidel	(Principal Executive Officer)

/s/ MARK G. SAUDER	Chief Financial Officer and Executive Vice President
Mark G. Sauder	(Principal Financial and Principal Accounting Officer)

/s/ STEVEN P. JOHNSON	President and Director
Steven P. Johnson

/s/ GREGG E. TRYHUS	Director
Gregg E. Tryhus

/s/ MARYANN N. KELLER	Director
Maryann N. Keller

/s/ DONALD J. SANDERS	Director
Donald J. Sanders