Form 10-Q
period 2012-03-31
DRIVETIME AUTOMOTIVE GROUP INC; DT Acceptance Corp
filed 2012-05-14
CIK 1012704, 1493927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The total number of shares of common stock outstanding as of March 31, 2012, was 101.7696 for each of DriveTime Automotive Group, Inc. and DT Acceptance Corp.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Cash and Cash Equivalents	$22,766	$25,930
Restricted Cash and Investments Held in Trust	110,000	99,716
Finance Receivables	1,595,658	1,495,340
Allowance for Credit Losses	(237,027)	(221,533)

Finance Receivables, net	1,358,631	1,273,807
Dealer Finance Receivables	5,473	24
Inventory	131,499	212,247
Property and Equipment, net	90,972	90,669
Other Assets	57,041	64,436

Total Assets	$1,776,382	$1,766,829

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$14,532	$9,759
Accrued Expenses and Other Liabilities	92,746	77,043
Accrued Expenses—Related Party	893	798
Portfolio Term Financings	670,284	782,634
Portfolio Warehouse Facilities	229,192	141,392
Senior Secured Notes Payable	198,121	198,058
Other Secured Notes Payable	84,765	99,296

Total Liabilities	1,290,533	1,308,980

Shareholders’ Equity—DTAG:
Common Stock	—	—
Paid-in Capital	146,570	146,336
Retained Earnings	4,918	2,528

Total Shareholders’ Equity—DTAG	151,488	148,864
Noncontrolling Interest-DTAC	334,361	308,985

Total Equity	485,849	457,849

Total Liabilities & Shareholders’ Equity	$1,776,382	$1,766,829

See accompanying notes to Condensed Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenue:
Sales of Used Vehicles	$297,135	$265,082
Interest Income	70,528	67,774
Dealer Finance and Other Income	175	—

Total Revenue	367,838	332,856

Costs and Expenses:
Cost of Used Vehicles Sold	197,161	165,127
Provision for Credit Losses	60,342	53,332
Portfolio Debt Interest Expense	10,354	12,156
Non- Portfolio Debt Interest Expense	1,043	612
Senior Secured Debt Interest Expense	6,606	5,169
Senior Secured Debt Interest Expense—Related party	—	1,546
Selling and Marketing	9,470	7,108
General and Administrative	41,866	40,036
General and Administrative—Related party	2,858	3,397
Depreciation Expense	4,951	3,358

Total Costs and Expenses	334,651	291,841

Income Before Income Taxes	33,187	41,015
Income Tax Expense	392	512

Net Income	32,795	40,503

Net Loss Attributable to Noncontrolling Interest—DTAC	(44,902)	(36,279)
Net Income Attributable to DTAG	77,697	76,782

Net Income	$32,795	$40,503

See accompanying notes to Condensed Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$32,795	$40,503
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	60,342	53,332
Depreciation Expense	4,951	3,358
Amortization of Debt Issuance Costs and Debt Premium and Discount	1,913	3,902
Non-Cash Compensation Expense—Related Party	465	930
(Gain) from Disposal of Property and Equipment	(60)	(34)
Originations of Finance Receivables	(292,970)	(258,645)
Collections and Recoveries on Finance Receivable Principal Balances	148,309	138,979
Change in Accrued Interest Receivable and Loan Origination Costs	(506)	(548)
Decrease in Inventory	80,748	29,628
Decrease in Other Assets	6,042	5,048
Increase in Accounts Payable, Accrued Expenses and Other Liabilities	20,476	26,103
Increase in Accrued Expenses-Related Party	95	1,212

Net Cash Provided By Operating Activities	62,600	43,768

Cash Flows from Investing Activities:
Origination of Dealer Finance Receivables	(5,627)	—
Collections and Recoveries of Dealer Finance Receivables	178	—
Proceeds from Disposal of Property and Equipment	456	149
Purchase of Property and Equipment	(5,650)	(8,923)

Net Cash Used in Investing Activities	(10,643)	(8,774)

Cash Flows from Financing Activities:
(Increase) Decrease in Restricted Cash	(8,499)	7,165
Deposits into Investments Held in Trust	—	(4,200)
Collections, Buybacks and Change in Investments Held in Trust	(1,785)	(13,127)
Additions to Portfolio Term Financings	—	214,181
Repayment of Portfolio Term Financings	(112,289)	(61,315)
Additions to Portfolio Warehouse Facilities	195,800	170,300
Repayment of Portfolio Warehouse Facilities	(108,000)	(346,500)
Repayment of Other Secured Notes Payable	(14,531)	(136)
Payment of Debt Issuance Costs	(557)	(1,864)
Dividend Distributions	(5,260)	—

Net Cash Used in Financing Activities	(55,121)	(35,496)

Net Increase in Cash and Cash Equivalents	(3,164)	(502)
Cash and Cash Equivalents at Beginning of Period	25,930	23,677

Cash and Cash Equivalents at End of Period	$22,766	$23,175

Supplemental Statement of Cash Flows Information:
Interest Paid	$11,311	$13,194

Income Taxes Paid	$463	$413

Supplemental Statement of Non-Cash Investing and Financing Activities:
Disposal of Fully Depreciated Property & Equipment	$551	$266

See accompanying notes to Condensed Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Unaudited Financial Statements

(1)	Description of Business, Ownership Formation, Basis of Presentation, and Principles of Consolidation

Description of Business

DriveTime Automotive Group, Inc., (“DTAG”) (referred to herein as “we,” “our,” “the Company,” and “us”), through its subsidiaries, owns and operates used automobile dealerships in the United States focusing on the sale and financing of used vehicles to the subprime market. The subprime market is comprised of customers with modest incomes who have experienced credit difficulties or have very limited credit histories and our customers typically do not have access to obtain their own source of financing from third-party finance companies. Therefore, we provide financing for substantially all of the vehicles we sell. We do not utilize third party finance companies or banks to finance vehicles for our customers. Since many of our customers may be unable to obtain financing to purchase a vehicle from another company, financing is an essential component of the services that we provide to our customers. We historically have not sold our loans to third parties. We fund this portfolio primarily through portfolio warehouse facilities, securitizations, and other portfolio term financings.

In December 2011, as a supplement to our core operations, we launched a new indirect lending line of business, GO Financial (“GO”). GO is a wholly-owned subsidiary of DT Acceptance Corporation. GO provides auto financing to third-party automobile dealerships collateralized by pools of subprime auto loans. GO focuses primarily on markets where we do not have existing DriveTime dealerships.

Ownership

As of March 31, 2012, and December 31, 2011, the shareholders of DTAG and DTAC were Ernest C. Garcia II (Chairman) and the Garcia Family Trusts (collectively, herein also referred to as “Principal Shareholder” or “Mr. Garcia”) owning 98.3% of each of DTAG and DTAC and Raymond C. Fidel (President and CEO) owning 1.7% of each of DTAG and DTAC. DTAG and DTAC are sister companies, generally with DTAG owning our sales operations and DTAC owning our financing operations.

Basis of Presentation

We have determined that DTAC is a variable interest entity (“VIE”) and that DTAG is the primary beneficiary of DTAC, therefore, the accounts of DTAG and DTAC are consolidated and intercompany transactions between DTAG and DTAC are eliminated in consolidation.

Total assets of DTAC consolidated into DTAG (prior to intercompany eliminations) at March 31, 2012 and December 31, 2011 were approximately $2.5 billion and $2.2 billion, respectively, which are comprised primarily of net finance receivables, cash and cash equivalents, restricted cash, investments held in trust, and deferred financing costs. Total liabilities of DTAC consolidated into DTAG (prior to intercompany eliminations) at March 31, 2012 and December 31, 2011 were approximately $2.2 billion and $1.9 billion, respectively, which are comprised primarily of portfolio warehouse, portfolio term, and senior secured debt. Total revenue of DTAC consolidated into DTAG (prior to intercompany eliminations) for the three months ended March 31, 2012, and 2011 was approximately $71.3 million and $67.8 million, respectively, which are comprised of interest and dealer finance income. DTAC expenses consolidated into DTAG (prior to intercompany eliminations) were approximately $116.0 million and $104.0 million for the three months ended March 31, 2012 and 2011, respectively, which are comprised of provision for credit losses, interest expense and general and administrative expenses. These amounts do not include intercompany revenues and costs between DTAG and DTAC which are eliminated in consolidation.

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year-ended December 31, 2011, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

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

(2)	Restricted Cash and Investments Held in Trust

We maintain various cash accounts, which are pledged as collateral under our debt agreements. We are permitted to invest funds in these accounts in short-term liquid investments. The following is a summary of restricted cash and investments held in trust:

	March 31, 2012	December 31, 2011
	(In thousands)
Restricted cash	$46,416	$37,917
Investments Held in Trust	63,584	61,799

	$110,000	$99,716

Restricted Cash

Restricted cash consists of cash collections related to loans held in securitization trusts, pledged to our portfolio warehouse facilities, and included in PALP transactions, which have been collected from customers, but have not yet been submitted either to the lenders or the securitization trustee, as appropriate.

Investments Held in Trust

We maintain cash reserve accounts on behalf of Asset-Backed Security investors in our securitizations and certain PALP transactions as a form of credit enhancement. At the time loans are transferred to a trust, a portion of the proceeds from sales of notes are deposited into a reserve account that is pledged to the trusts. We may be required to make additional deposits to reserve accounts from collections on the loans to fund the reserve account to the required target percentage. Balances in the reserve accounts totaled $19.8 million and $20.0 million at March 31, 2012 and December 31, 2011, respectively. Investments held in trust also include collections related to loans held in securitization trusts and loans included in PALP financing transactions, which have been collected from customers, and submitted to the trustee, but have not yet been paid to the lenders, as appropriate.

(3)	Finance Receivables

The following is a summary of finance receivables:

	March 31, 2012	December 31, 2011
	(In thousands)
Principal Balances	$1,566,492	$1,466,680
Accrued Interest	12,338	12,971
Loan Origination Costs	16,828	15,689

Finance Receivables	$1,595,658	$1,495,340

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

Finance receivables pledged as collateral associated with liabilities in our warehouse facilities, asset backed securitizations, and PALP financings, are provided in Note 5—Debt Obligations. We do not place loans on nonaccrual status, nor do we classify loans as impaired, since accounts are charged-off when the loan becomes 91-121 days contractually past due under our charge-off policy. We do not have loans that meet the definition of troubled debt restructurings. During the three months ended March 31, 2012 and the year ended December 31, 2011, we did not purchase or sell finance receivables.

Credit quality information for our finance receivables portfolio is provided as of the dates indicated below:

Age Analysis of Past Due Finance Receivables

	March 31, 2012		December 31, 2011		March 31, 2011
	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal
	($ In thousands)
Days Delinquent:
Current	65.8%	$1,030,752	66.8%	$979,155	62.2%	$906,746
01-30 Days	27.4%	429,219	22.0%	322,670	32.4%	473,275
31-60 Days	4.3%	67,359	7.1%	104,574	3.8%	54,968
61-90 Days	2.2%	34,463	3.8%	55,881	1.6%	23,037
91-120 Days	0.3%	4,699	0.3%	4,400	0.0%	—

Total Past Due	34.2%	$535,740	33.2%	$487,525	37.8%	$551,280

Total Finance Receivables	100.0%	$1,566,492	100.0%	$1,466,680	100.0%	$1,458,026

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

Credit Quality Indicators

Our proprietary credit grading system segments our customers into eight distinct credit grades. These credit grades range from A+ to D-, with A+ being the lowest risk credit grade and a D- being the highest risk credit grade. Generally, the lower the risk grade, the lower the unit loss rate. A summary of our portfolio by our internally assigned credit risk ratings at March 31, 2012, and December 31, 2011, is as follows:

At March 31, 2012

Grade	Average FICO Score (1)	Percentage of Portfolio Loans	Total Loans	Percentage of Portfolio Principal	Total Portfolio Principal
					(In thousands)
A+	557	10.2%	14,563	10.4%	$162,983
A	538	18.0%	25,665	18.5%	289,077
B	516	36.9%	52,591	38.0%	594,991
C	501	28.8%	41,101	28.1%	439,419
C-	487	4.4%	6,310	3.7%	58,238
D+/D/D-	475	1.7%	2,397	1.3%	21,784
		100.0%	142,627	100.0%	$1,566,492

At December 31, 2011

Grade	Average FICO Score (1)	Percentage of Portfolio Contracts	Total Contracts	Percentage of Portfolio Principal	Total Portfolio Principal
					(In thousands)
A+	557	10.4%	14,270	10.7%	$156,935
A	538	18.2%	24,954	18.7%	274,269
B	516	36.8%	50,582	38.3%	561,738
C	500	28.2%	38,756	27.1%	397,470
C-	486	4.7%	6,400	3.8%	55,734
D+/D/D-	475	1.7%	2,331	1.4%	20,534
		100.0%	137,293	100.0%	$1,466,680

(1)	Average FICO score is provided as an external metric of credit quality. FICO score is not utilized to determine internal credit grade.

Concentration of Credit Risk

As of March 31, 2012, and December 31, 2011, our portfolio concentration by state was as follows:

At March 31, 2012:			At December 31, 2011:
State	Percent of Portfolio	Loan Principal (In thousands)	State	Percent of Portfolio	Loan Principal (In thousands)
Texas	23.1%	$362,404	Texas	23.9%	$351,210
Florida	15.8%	247,931	Florida	16.6%	243,024
North Carolina	10.4%	161,001	North Carolina	10.3%	150,920
Arizona	7.5%	118,199	Arizona	7.6%	112,097
Georgia	7.4%	115,643	Virginia	7.3%	106,715
Virginia	7.0%	109,645	Georgia	7.3%	106,415
California	4.8%	74,472	California	4.9%	72,137
Nevada	4.3%	67,792	Nevada	4.6%	67,631
Tennessee	4.2%	66,152	New Mexico	3.6%	53,484
South Carolina	3.6%	55,666	Tennessee	3.9%	56,925
New Mexico	3.5%	55,209	Colorado	2.8%	40,558
Colorado	2.5%	39,642	South Carolina	2.6%	37,987
Oklahoma	2.3%	35,997	Oklahoma	1.9%	28,229
Alabama	2.1%	32,551	Alabama	1.7%	25,455
Mississippi	0.6%	10,132	Indiana	0.5%	6,843
Indiana	0.6%	8,971	Mississippi	0.4%	5,844
Ohio	0.3%	5,085	Ohio	0.1%	1,206

	100.0%	$1,566,492		100.0%	$1,466,680

Allowance for Credit Losses

The following table sets forth the rollforward of the allowance for credit losses for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	($ In thousands)
Allowance Activity:
Balance, beginning of period	$221,533	$208,000
Provision for credit losses	60,342	53,332
Net charge-offs	(44,848)	(42,732)

Balance, end of period	$237,027	$218,600

Allowance as a percent of ending principal	15.1%	14.9%
Charge off Activity:
Principal balances	$(82,851)	$(75,172)
Recoveries, net	38,003	32,440

Net charge-offs	$(44,848)	$(42,732)

(4)	Dealer Finance Receivables

Dealer Finance Receivables consist of the aggregate carrying value of amounts advanced to dealers (Dealer Advance) participating in our indirect lending program through our subsidiary, GO Financial. Each individual dealership builds discrete pools of 80 loans and Dealer Advances are repaid by the dealerships, on a pool level, based on cash flows collected by GO from the pool of underlying customer loans. Each dealer pool is treated as a discrete unit of account, both during the open phase (prior to achieving 80 loans) and during the closed phase (at 80 loans) for purposes of recognizing revenue and evaluating impairment.

We recognize revenue for these receivables under the effective interest method, by applying a loss adjusted forecast of cash flows for each dealer pool. Open pools establish an effective yield at either their first fiscal quarter, or upon maturation of the pool. The effective yield established is held constant for an open pool until pool closure. For each subsequent period after pool closure, expected cash flows are re-estimated. Deterioration in expected cash flows, both in the open and closed pool stage, is reflected as a provision for loan loss and corresponding allowance, at the pool level. Any subsequent improvement in expected cash flows of the impaired pool(s) will first reverse any previous allowance for loan loss and prospectively reflected as an increase in the pool yield. For closed pools, if the re-estimation of expected cash flows results in a higher effective yield, an increase in the pool yield is reflected prospectively.

At March 31, 2012 and December 31, 2011 we have not recorded impairment on any pools.

The following is a summary of the activity in Dealer Finance Receivables:

Three months ended March 31, 2012
(in thousands)
Balance Beginning of Period	$24
Advances during the period	5,627
Payments to reduce amount advanced	(178)

Balance end of period	$5,473

Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Changes in accretable yield were as follows:

Three months ended March 31, 2012
(in thousands)
Balance Beginning of Period	$—
Accretion (Revenue Recognized)	(125)
Additions	1,792
Reclassification from nonaccretable difference	—

Ending Balance	$1,667

Non-accretable yield represents the difference between the remaining expected cash flows and the total contractual cash flows of underlying customer loans for Dealer Finance Receivables. This difference is neither accreted into income nor recorded on our balance sheets. Components of non-accretable yield are as follows:

As of March 31, 2012
(in thousands)
Contractual net cash flows	$13,533
Expected net cash flows	(13,016)

Non-accretable yield	$517

(5)	Debt Obligations

Portfolio Term Financings

The following is a summary of portfolio term financings:

	As of March 31, 2012		As of December 31, 2011
	Balance	Collateral	Balance	Collateral
	( in thousands)
Securitization Debt
Asset Backed Security obligations issued pursuant to the Company’s securitizations	$570,284	$755,010	$679,031	$891,364
Pooled Auto Loan Program Financing
Fixed rate secured financing transactions for our finance receivable portfolio	$—	$—	$3,603	$5,100
Portfolio Term Residual Financing:
Fixed rate financing facility secured by residual interests in finance receivables of certain warehouse facilities	$100,000	$144,475	$100,000	$171,292

Total Portfolio Warehouse Facilities	$670,284	$899,485	$782,634	$1,067,756

Securitization debt

The following is a summary of securitization transactions with outstanding balances for each period presented:

		As of March 31, 2012					As of December 31, 2011
Transaction	Original Note/Debt Amount	Note/Debt Balance	Receivables Balance	Cash Reserve	Target Advance Rate	Interest Rate	Note/Debt Balance	Receivables Balance	Cash Reserve	Target Advance Rate	Interest Rate
	($ in thousands)
2009-1	$192,600	$42,318	$59,615	$1,500	64.2%	5.3%	$54,451	$78,264	$1,500	64.2%	5.3%
2010-1	$228,000	66,356	111,793	4,499	72.0%	3.6%	87,362	138,858	4,499	72.0%	3.6%
2011-1	$214,181	107,079	150,388	4,200	67.3%	3.0%	125,711	177,253	4,200	67.3%	3.0%
2011-2	$246,880	149,032	182,618	4,500	77.6%	2.9%	176,163	213,542	4,500	77.6%	2.9%
2011-3	$246,886	205,499	250,596	4,500	77.6%	3.9%	235,344	283,447	4,500	77.6%	3.9%

		$570,284	$755,010	$19,199			$679,031	$891,364	$19,199

Asset-backed securities outstanding are secured by underlying pools of finance receivables (collateral) and investments held in trust (cash reserve). Credit enhancement for the asset-backed securities consists of a reserve account, over collateralization, and subordination of certain classes of notes in each trust to more senior classes of notes in such trust. Asset-backed securities outstanding have interest payable monthly at the fixed rates represented in the table above. These rates represent the original duration weighted average rates of the outstanding asset-backed securities. The 2011-3, 2011-2, 2011-1 and 2010-1 securitizations were rated in tranches with credit ratings from AAA to BBB by Standard and Poors (S&P) and DBRS, and the 2009-1 securitization was rated in tranches with credit ratings from AAA to A by DBRS. All ratings were obtained without external credit enhancement of a mono-line insurer.

Individual securitization trusts are not cross-collateralized or cross-defaulted. Additionally, we have the option to purchase the remaining loans in a trust when the remaining principal balances of the loans reach 10% of their original principal balance.

Portfolio term residual financing

Our term residual facility with Santander Consumer USA Inc. (Santander), is secured primarily by residual interests in our warehouse facilities and securitization trusts, which were comprised of eligible loans, the dollar amounts of which are represented in the table above. It contains an advance rate of 75% on the receivables pledged to the facility. This facility provides for funding through September 2013 with a term-out feature resulting in a final maturity of September 2014. Interest is fixed at 8.62%. At March 31, 2012, we were in compliance with all financial covenants of the facility.

Pooled Auto Loan Program (PALP)

PALP financings are secured by underlying pools of finance receivables and in certain cases, a cash reserve account. At December 31, 2011, interest rates on our outstanding PALP financings were at a fixed rate. As of March 31, 2012, we had paid off our PALP financings.

Portfolio warehouse facilities

The following is a summary of portfolio warehouse facilities:

	As of March 31, 2012
	Amount drawn	Facility Amount	Advance Rate	Collateral (1)	Interest Rate	Expiration Date	Final Maturity
	($ in thousands)
Portfolio Warehouse Facilities
Deutsche Bank Warehouse Facility	$61,300	$150,000	58%	132,300	2.50%	12/2012	12/2013
Wells Fargo Warehouse Facility	62,000	150,000	58%	115,300	2.49%	12/2013	12/2015
RBS Warehouse Facility	53,100	125,000	53%	123,400	1.64%	9/2013	3/2014
UBS Warehouse Facility	52,792	125,000	60%	108,800	2.14%	8/2012	8/2013

Total Portfolio Warehouse Facilities	$229,192	$550,000

	As of December 31, 2011
	Amount drawn	Facility Amount	Advance Rate	Collateral (1)	Interest Rate	Expiration Date	Final Maturity
	($ in thousands)
Portfolio Warehouse Facilities
Deutsche Bank Warehouse Facility	$39,000	$150,000	58%	110,000	2.54%	12/2012	12/2013
Wells Fargo Warehouse Facility	40,000	150,000	58%	78,500	2.53%	12/2013	12/2015
RBS Warehouse Facility	30,600	125,000	53%	100,400	1.88%	5/2012	5/2013
UBS Warehouse Facility	31,792	125,000	60%	105,500	2.18%	8/2012	8/2013

Total Portfolio Warehouse Facilities	$141,392	$550,000

(1) Collateral represents underlying pools of finance receivables pledged to each facility.

Deutsche Bank Warehouse Facility

We have a revolving warehouse facility with Deutsche Bank AG, New York Branch (Deutsche Bank). The amounts outstanding under the facility bear interest based on the lenders’ cost of funds thereunder plus 2.25% at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, we were in compliance with all financial covenants of this facility.

Wells Fargo Warehouse Facility

We have a revolving warehouse facility with Wells Fargo Bank, N.A. (Wells Fargo). The amounts outstanding under the facility bear interest at LIBOR plus 2.25% at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, we were in compliance with all financial covenants of this facility.

RBS Warehouse Facility

We have a revolving warehouse facility with The Royal Bank of Scotland PLC (RBS). The amounts outstanding under the facility bear interest at LIBOR plus 1.40% as of March 31, 2012 and lenders’ cost of funds thereunder plus 1.50% as of December 31, 2011. At March 31, 2012, we were in compliance with all financial covenants of this facility.

UBS Warehouse Facility

We have a revolving warehouse facility with UBS Real Estate Securities Inc. (UBS). The amounts outstanding under the facility bear interest at LIBOR plus 1.9% as of March 31 2012, and December 31, 2011, respectively. At March 31, 2012, we were in compliance with all financial covenants of this facility.

Senior secured notes payable

In June 2010 we issued $200.0 million of 12.625% senior secured notes due 2017 (the “Senior Secured Notes”). The notes were issued with an original issuance price of 98.854%, resulting in an effective yield of 12.875%. Interest on the notes is payable semi- annually in arrears on each June 15th and December 15th. As of March 31, 2012, we were in compliance with all financial covenants of the senior secured notes.

Other secured notes payable

A summary of other secured notes payable follows:

	As of March 31, 2012
	Balance	Max Facility Capacity		Advance Rate	Interest Rate(2)	Expiration Date
	($ in thousands)
Other Secured Notes Payable
Revolving Inventory Facility	$70,109	$130,000		85%	3.74%	11/2014
Mortgage Note Payable	12,610	n/a		n/a	5.87%	3/2017
Equipment Note Payable	2,046	n/a		n/a	4.75%	4/2013

Total Other Secured Notes Payable	$84,765	$130,000

	As of December 31, 2011
	Balance (in thousands)	Max Facility Capacity (in thousands)		Advance Rate	Interest Rate(2)	Expiration Date
Other Secured Notes Payable
Revolving Inventory Facility	$84,500	$140,000	(1)	85%	3.80%	11/2014
Mortgage Note Payable	12,661	n/a		n/a	5.87%	3/2017
Equipment Note Payable	2,135	n/a		n/a	4.75%	4/2013

Total Other Secured Notes Payable	$99,296	$140,000

(1)	Inclusive of a $10.0 million seasonal increase through the months of November to January.
(2)	Interest rate at period end equal to contractual benchmark plus index.

Revolving inventory facility

We have a revolving inventory line with Wells Fargo, Santander and Manheim Automotive Financial services, Inc. with Wells Fargo serving as the lead-lender. The interest rate on the facility is based on the Daily One Month Libor rate plus 3.5%. At March 31, 2012, we were in compliance with all financial covenants of this facility.

Mortgage note payable

We have a mortgage note payable which is secured by our operations call center building in Mesa, Arizona (a commercial property). Terms of the note agreement provide for monthly principal and interest payments with a final balloon payment. At March 31, 2012, we were in compliance with all financial covenants of this loan.

Equipment note payable

We have an equipment note payable, which is secured by an aircraft and bears interest at the Prime rate plus 1.5%. Terms of the note agreement provide for monthly principal and interest payments with a final balloon payment. At March 31, 2012, we were in compliance with all financial covenants of this loan.

(6)	Related Party Transactions

During the three months ended March 31, 2012 and 2011, we recorded related party operating expenses as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
General and Administrative Expenses—Related Party
Property lease expense	$1,220	$1,402
Restricted stock compensation expense	465	930
Aircraft operating and lease expense	1,016	1,002
Salaries and wages, general & administrative and other expenses	228	142
Reimbursement of certain general and administrative expenses	(71)	(79)

Total General and Administrative Expenses—Related Party	$2,858	$3,397

Relationship with Verde Investments, Inc.

Verde Investments, Inc. (Verde) is an Arizona corporation that is wholly-owned by Mr. Garcia. Verde engages in the acquisition, development, and long-term investment in real estate and other commercial assets. Mr. Garcia is the principal stockholder, president and director of Verde. Transactions between us and Verde are described below.

Property lease expense

For the three months ended March 31, 2012 and 2011, we leased an average of 13 and 15 vehicle sales facilities, respectively, three reconditioning centers, our former loan servicing center (which is currently being subleased to third-party tenants), and our corporate office from Verde and another affiliate of Mr. Garcia (the Garcia Family Limited Liability Partnership, LLP). At March 31, 2012, three of these facilities are closed locations. For the three months ended March 31, 2011, we also leased one vehicle sales facility and a reconditioning center, from a director of DTAC, Steven Johnson, who is also Mr. Garcia’s brother-in-law. For the three months ended March 31, 2012 and 2011, we rented one vehicle sales facility from Stephen Fidel, the brother of Mr. Fidel, our President and CEO. At March 31, 2012, the maturity of all of these related party leases range from 2013 to 2023.

Property lease expense also includes store closing costs. Store closing costs represent ongoing costs related to closed property leases plus property taxes less any benefit from negotiating early termination of leases.

Restricted stock compensation expense

Represents stock compensation expense under a restricted stock agreement between DTAG, DTAC and our CEO, Ray Fidel.

Aircraft lease and operating expenses

We are party to a lease agreement for an aircraft with Verde under which we agreed to pay monthly lease payments of $150,000 plus taxes and are responsible for paying all operating costs and repairs and maintenance related to the aircraft. The lease expires in August 2015.

Salaries and wages, general and administrative and other expenses

Certain general and administrative expenses and salaries and wages of Verde and Verde employees who are enrolled in our health plan are reflected in our general and administrative expenses—related party.

Reimbursement of general and administrative expenses

For each of the periods presented, we received reimbursement of certain general and administrative expenses incurred by us on Verde’s behalf.

During the three months ended March 31, 2012 and 2011, we recorded related party interest expense as follows:

	00000000	00000000
	Three Months Ended March 31,
	2012	2011
	(In thousands)
Senior Secured Notes Interest Expense—Related Party
$45.0 million Senior Secured Notes Payable—Verde	$—	$1,420
$4.0 million Senior Secured Notes Payable—CEO	—	126

Total Senior Secured Notes Interest Expense—Related Party	$—	$1,546

During the three months ended March 31, 2011, we recorded related party interest expense associated with our June 2010 issuance of $200.0 million of Senior Secured Notes, an aggregate of $49.0 million of which were held by Verde and Mr. Fidel. In June 2011, Verde purchased Mr. Fidel’s $4.0 million of Senior Secured Notes, and Verde sold the $49.0 million of Senior Secured Notes held by it on the open market. As a result, at December 31, 2011, none of the Senior Secured Notes were held by a related party and interest expense during 2011 is related to the period they held the notes.

(7)	Income Taxes

The consolidated financial statements consist of DTAG and DTAC, which are both S corporations. Since DTAC and DTAG are flow-through entities for federal income tax purposes, there is no federal income tax expense related to the income of DTAC and DTAG, other than for one of DTAG’s wholly-owned subsidiaries, which is a C corporation. The taxable income flows through to our shareholders who are responsible for paying the associated taxes. Although most states follow the federal recognition of S corporation status, some states do impose an entity level tax on that income; therefore, the tax expense is adjusted accordingly. Income tax liability was $0.4 million and $0.5 million as of March 31, 2012, and December 31, 2011, respectively.

(8)	Shareholders’ Equity, Dividends & Stock Compensation

Since DTAG and DTAC are consolidated for financial reporting purposes, we are required to separately present the non-controlling equity interest of the VIE (DTAC) on the condensed consolidated balance sheets and condensed consolidated statements of operations for all periods presented. The non-controlling interest is DTAC’s GAAP equity and income for the periods presented and there are no third-party competing interests in DTAC. For the amounts of assets, liabilities, revenue, and income of DTAC consolidated into DTAG at March 31, 2011, see Note 13- Supplemental Consolidating Financial Information.

Certain of our debt facilities place restrictions on the amount of cash dividends we are permitted to pay to our shareholders. We are permitted to pay cash dividends limited to an amount not greater than the percentage of S corporation taxable income for such quarterly period equal to the highest combined federal, state, and/or local tax rate for individuals, plus 50% of the difference between pre-tax earnings less amounts paid for tax.

During the three months ended March 31, 2012, we paid $5.3 million in dividends related to 2011 income. We did not have any approved but unpaid dividends at March 31, 2012. However, we had approximately $20.4 million of dividends available to be distributed from first quarter 2012 earnings. The board of directors approved $20.4 of dividends for payment subsequent to March 31, 2012. Refer to Note 11—Subsequent Events for further information.

For the three month periods ended March 31, 2012 and 2011, we recorded $0.5 million and $0.9 million, respectively, in restricted stock compensation expense associated with the December 2010 Restricted Stock Agreements between Mr. Fidel and each of DTAG and DTAC. The stock compensation recorded for these periods also credited our Paid-in Capital accounts for both companies during these periods.

(9)	Commitments and Contingencies

Limited warranty

Our DriveCare® limited warranty accrual is recorded as a component of accrued expenses and other liabilities on the accompanying consolidated balance sheets for each year presented. The limited warranty accrual includes our accrual for our limited warranty, oil changes, roadside assistance and rental car assistance. The following table reflects activity in the warranty accrual for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance, Beginning of Period	$24,004	$17,936
Warranty Expense	7,441	7,581
Warranty Claims Paid	(4,009)	(2,573)

Balance, End of Period	$27,436	$22,944

Operating leases

Operating leases are a significant component of our financing sources. At March 31, 2012, we lease the majority of our dealership and reconditioning center locations. We also lease our corporate office in Phoenix, Arizona, and operations collections facilities in Dallas, Texas, Orlando, Florida, and Richmond, Virginia. As each lease matures, we evaluate the existing location to determine whether the dealership should be relocated to another site in the region closer in proximity to new car franchises and/or higher traffic retail areas. As of March 31, 2012, we had approximately $72.4 million in aggregate operating lease obligations.

Lease commitments

We previously closed dealerships and reconditioning centers and incurred store closing costs and recorded lease termination liabilities in accordance with ASC 420. At March 31, 2012, approximately $1.0 million remains in accrued expenses and other liabilities on the accompanying consolidated balance sheet for these lease obligations. At March 31, 2012, the expiration of these leases range from 2012 to 2018.

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

There have been no material changes to the status of pending litigation or our accruals for legal matters disclosed in our Annual Report on Form 10-K for the year ended on December 31, 2011, however; subsequent to March 31, 2012, we received a Civil Investigative Demand Notification from the Consumer Financial Protection Bureau. See Note 11—Subsequent Events for further information.

Additionally, in the ordinary course of business, we are a defendant in various other types of legal proceedings. Although we cannot determine at this time the amount of the ultimate exposure from these lawsuits, if any, based on the advice of counsel, management does not expect the final outcome to have a material adverse effect on us.

(10)	Fair Value of Financial Instruments

Fair values of financial instruments are based on estimates using quoted market prices, discounted cash flows, or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. Accordingly, the aggregate fair value amounts presented do not represent our underlying institutional value.

Limitations

Fair value of financial instruments are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with ultimate precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of each balance sheet date presented, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

The following is a summary of carrying value and fair value of our financial instruments for each period presented:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Finance Receivables, net (1)	$1,341,943	$1,415,150	$1,258,118	$1,339,049
Securitization Debt	570,284	582,680	679,031	675,231
Portfolio Term Residual Financing	100,000	100,000	100,000	100,000
Pooled Auto Loan Program Financings	—	—	3,603	3,700
Portfolio Warehouse Facilities	229,192	229,192	141,392	141,392
Senior Secured Notes Payable	198,121	216,447	198,058	210,932
Revolving Inventory Facility	70,109	70,109	84,500	84,500
Mortgage Note Payable	12,610	11,800	12,661	11,800
Equipment Note Payable	2,046	2,100	2,135	2,100

(1)	Represents finance receivable principal balances, plus accrued interest, less the allowance for credit losses.

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

Securitization debt

At March 31, 2012 and 2011, the fair value of securitization debt was determined using a third-party quoted market price.

Portfolio term residual financing

This facility allows for maximum borrowings under a term component of $100.0 million bearing a fixed rate of interest of 8.62%. This facility was amended in September 2011; therefore, we believe the fair value of this debt approximates carrying value at March 31, 2012.

Pooled auto loan program financings

The fair value of PALP debt at December 31, 2011, was based on third-party discounted cash flow using market interest rates for this debt.

Portfolio warehouse facilities

The portfolio warehouse facilities are short term in nature and the interest rates adjust in conjunction with the lender’s cost of funds or 30-day LIBOR. The DB Warehouse Facility was renewed in December 2011. In May 2011, we paid off the outstanding balance of the Santander Warehouse Facility and terminated the facility. The UBS Warehouse Facility was renewed in May 2011. The RBS Warehouse Facility was renewed in March 2012. The Wells Fargo Warehouse Facility was newly executed in December 2011. Since these warehouse facilities were recently renewed or executed and contain a floating market rate of interest, we believe the fair value of these facilities approximate carrying value at March 31, 2012 and December 31, 2011.

Senior secured notes payable

The fair value of senior secured notes payable at March 31, 2012, and December 31, 2011 was determined using third-party quoted market prices.

Revolving inventory facility

At March 31, 2012 and December 31, 2011, the fair value of the inventory facility was deemed to be the carrying value since this facility was executed in November 2011 and contains a floating market rate of interest.

Mortgage note payable

At March 31, 2012, and December 31, 2011, the fair value of this note was determined using third-party market prices for similar commercial real estate mortgages.

Equipment note payable

At March 31, 2012, and December 31, 2011, the fair value of the equipment note payable was determined using third-party discounted cash flow using market interest rates for this debt.

(11)	Subsequent Events

In April 2012, we executed an agreement with Wells Fargo for a real estate credit facility. The facility has a seven year fully amortizing term, maximum capacity of $25.0 million, and interest rate equal to LIBOR plus 4.0%. As of April 30, 2012 the line is currently collateralized by nine properties.

In April 2012, we completed a securitization transaction (2012-1) by issuing $235.0 million of asset backed securities. All of the bonds, collateralized by approximately $300.0 million of finance receivables, were sold to third parties. The asset backed securities were rated by Standard and Poors (S&P) and DBRS with credit ratings from AAA to BBB and are structured in four tranches without external credit enhancement from a monoline insurer. The initial weighted average coupon of these four tranches was 3.50%. This transaction has been accounted for as a secured financing transaction.

In April, the board of directors approved and the Company paid approximately $17.7 million of dividends. In May, 2012 the board of directors approved and the Company paid approximately $2.7 million of dividends. Both dividends related to earnings from the first quarter of 2012.

On April 12, 2012, the Consumer Financial Protection Bureau (the “CFPB”) delivered a Civil Investigative Demand to DTAG requesting that DTAG produce certain documents and information and answer questions relating to certain components of the business of DTAG and its affiliates. The CFPB has not alleged a violation by DTAG of any law and DTAG is cooperating with the CFPB’s requests for information. We are currently in the process of providing the documents and information requested by the CFPB.

(12)	Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other accounting standards setting bodies, which we may adopt as of the specified date required by each standard. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. We did not note any Accounting Standard Updates (ASUs) to amend the FASB Accounting Standards Codification in the first quarter of 2012, which would have an effect on the Company.

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

The following tables present condensed consolidating balance sheets as of March 31, 2012, and December 31, 2011; and condensed consolidating statements of income and cash flows for the three months ended March 31, 2012 and 2011 for (i) DTAG and DTAC, —the co-issuers of the Senior Secured Notes, (ii) the separate DTAG and DTAC guarantor subsidiaries on a combined basis, (iii) the separate DTAG and DTAC non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidated amounts. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management believes that such information is not material to the senior note holders. Consolidating adjustments include elimination of investment in subsidiaries, elimination of intercompany accounts; elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and elimination of equity in earnings (losses) of subsidiaries. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

Included in the column for DTAG Guarantor Subsidiaries Combined are DriveTime Sales and Finance Company, LLC and DriveTime Car Sales Company, LLC. Included in the column for DTAC Guarantor Subsidiaries Combined are DT Credit Company, LLC, GFC Lending, LLC and DT Jet Leasing, LLC. Included in the column for DTAG Non-Guarantor Subsidiaries Combined are all other subsidiaries that are wholly-owned by DTAG and included in the column for DTAC Non-Guarantor Subsidiaries Combined are all other subsidiaries that are wholly-owned by DTAC, that are not guarantor subsidiaries. The column for the Issuers includes the accounts for DTAG and DTAC as issuers and as parent companies for each of its respective subsidiaries.

Consolidated amounts are immaterially different compared to the consolidated financial statements due to rounding.

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Balance Sheets

March 31, 2012

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
ASSETS
Cash and Cash Equivalents	$9,145	$81	$5	$—	$9,231	$199	$302	$13,034	$—	$13,535	$—	$22,766
Restricted Cash and Investments Held in Trust	—	—	—	—	—	25,913	84,087	—	—	110,000	—	110,000
Finance Receivables	—	—	—	—	—	—	—	1,595,658	—	1,595,658	—	1,595,658
Allowance for Credit Losses	—	—	—	—	—	—	—	(237,027)	—	(237,027)	—	(237,027)

Finance Receivables, Net	—	—	—	—	—	—	—	1,358,631	—	1,358,631	—	1,358,631
Dealer Finance Receivables	—	—	—	—	—	5,473	—	—	—	5,473	—	5,473
Inventory	131,499	—	—	—	131,499	—	—	—	—	—	—	131,499
Property and Equipment, Net	67,634	—	—	—	67,634	5,189	15,414	2,735	—	23,338	—	90,972
Investments in Subsidiaries	—	—	520,675	(520,675)	—	—	—	371,624	(371,624)	—	—	—
Other Assets	1,540,809	12,573	339,481	(723,475)	1,169,388	892,006	1,157,032	1,023,076	(2,060,688)	1,011,426	(2,123,773)	57,041

Total Assets	$1,749,087	$12,654	$860,161	$(1,244,150)	$1,377,752	$928,780	$1,256,835	$2,769,100	$(2,432,312)	$2,522,403	$(2,123,773)	$1,776,382

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$14,532	$—	$—	$—	$14,532	$—	$—	$—	$—	$—	$—	$14,532
Accrued Expenses and Other Liabilities	1,156,014	449	609,575	(723,476)	1,042,562	874,682	4,682	2,335,678	(2,040,192)	1,174,850	(2,123,773)	93,639
Portfolio Term Financings	—	—	—	—	—	—	690,779	—	(20,495)	670,284	—	670,284
Portfolio Warehouse Facilities	—	—	—	—	—	—	229,192	—	—	229,192	—	229,192
Senior Secured Notes Payable	—	—	99,061	—	99,061	—	—	99,060	—	99,060	—	198,121
Other Secured Notes Payable	70,109	—	—	—	70,109	2,046	12,610	—	—	14,656	—	84,765

Total Liabilities	1,240,655	449	708,636	(723,476)	1,226,264	876,728	937,263	2,434,738	(2,060,687)	2,188,042	(2,123,773)	1,290,533

Shareholders’ Equity:
Total Shareholders’ Equity	508,432	12,205	151,525	(520,674)	151,488	52,052	319,572	334,362	(371,625)	334,361	—	485,849

Total Liabilities & Shareholders’ Equity	$1,749,087	$12,654	$860,161	$(1,244,150)	$1,377,752	$928,780	$1,256,835	$2,769,100	$(2,432,312)	$2,522,403	$(2,123,773)	$1,776,382

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Balance Sheets

December 31, 2011

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries

ASSETS
Cash and Cash Equivalents	$2,869	$595	$5	$—	$3,469	$52	$396	$22,013	$—	$22,461	$—	$25,930
Restricted Cash and Investments Held in Trust	—	—	—	—	—	22,517	77,199	—	—	99,716	—	99,716
Finance Receivables	—	—	—	—	—	—	—	1,495,340	—	1,495,340	—	1,495,340
Allowance for Credit Losses	—	—	—	—	—	—	—	(221,533)	—	(221,533)	—	(221,533)

Finance Receivables, Net	—	—	—	—	—	—	—	1,273,807	—	1,273,807	—	1,273,807
Dealer Finance Receivables	—	—	—	—	—	24	—	—	—	24	—	24
Inventory	212,247	—	—	—	212,247	—	—	—	—	—	—	212,247
Property and Equipment, Net	67,579	—	—	—	67,579	4,085	16,029	2,976	—	23,090	—	90,669
Investments in Subsidiaries	—	—	613,599	(613,599)	—	—	—	388,967	(388,967)	—	—	—
Other Assets	1,316,421	12,840	242,936	(724,386)	847,811	705,731	1,176,065	783,441	(1,891,941)	773,296	(1,556,671)	64,436

Total Assets	$1,599,116	$13,435	$856,540	$(1,337,985)	$1,131,106	$732,409	$1,269,689	$2,471,204	$(2,280,908)	$2,192,394	$(1,556,671)	$1,766,829

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$9,759	$—	$—	$—	$9,759	$—	$—	$—	$—	$—	$—	$9,759
Accrued Expenses and Other Liabilities	904,341	352	608,647	(724,386)	788,954	647,665	6,148	2,063,190	(1,871,445)	845,558	(1,556,671)	77,841
Portfolio Term Financings	—	—	—	—	—	—	803,130	—	(20,496)	782,634	—	782,634
Portfolio Warehouse Facilities	—	—	—	—	—	—	141,392	—	—	141,392	—	141,392
Senior Secured Notes Payable	—	—	99,029	—	99,029	—	—	99,029	—	99,029	—	198,058
Other Secured Notes Payable	84,500	—	—	—	84,500	2,135	12,661	—	—	14,796	—	99,296

Total Liabilities	998,600	352	707,676	(724,386)	982,242	649,800	963,331	2,162,219	(1,891,941)	1,883,409	(1,556,671)	1,308,980

Shareholders’ Equity:
Total Shareholders’ Equity	600,516	13,083	148,864	(613,599)	148,864	82,609	306,358	308,985	(388,967)	308,985	—	457,849

Total Liabilities & Shareholders’ Equity	$1,599,116	$13,435	$856,540	$(1,337,985)	$1,131,985	$732,409	$1,269,689	$2,471,204	$(2,280,908)	$2,192,394	$(1,556,671)	$1,766,829

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Operations

Three Months Ended March 31, 2012

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$297,135	$—	$—	$—	$297,135	$—	$—	$—	$—	$—	$—	$297,135
Interest Income	—	—	—	—	—	—	63,490	70,831	(63,793)	70,528	—	70,528
Dealer Finance and Other Income	—	—	—	—	—	175	—	—	—	175	—	175
Other Revenue	11,413	—	6,760	—	18,173	14,525	—	569	(14,504)	590	(18,763)	—
Equity in Income of Subsidiaries	—	—	76,510	(76,510)	—	—	—	39,219	(39,219)	—	—	—

Total Revenue	308,548	—	83,270	(76,510)	315,308	14,700	63,490	110,619	(117,516)	71,293	(18,763)	367,838

Costs and Expenses:
Cost of Used Vehicles Sold	197,161	—	—	—	197,161	—	—	—	—	—	—	197,161
Provision for Credit Losses	—	—	—	—	—	—	—	60,342	—	60,342	—	60,342
Portfolio Debt Interest Expense	—	—	—	—	—	—	10,354	—	—	10,354	—	10,354
Non-Portfolio Debt Interest Expense	813	—	10	—	823	24	494	71,894	(63,793)	8,619	(8,399)	1,043
Senior Secured Notes Interest Expense	—	—	3,303	—	3,303	—	—	3,303	—	3,303	—	6,606
Selling and Marketing	9,405	—	—	—	9,405	65	—	—	—	65	—	9,470
General and Administrative	20,736	(306)	2,113	—	22,543	15,207	12,413	19,429	(14,504)	32,545	(10,364)	44,724
Depreciation Expense	4,210	—	—	—	4,210	260	154	327	—	741	—	4,951

Total Costs and Expenses	232,325	(306)	5,426	—	237,445	15,556	23,415	155,295	(78,297)	115,969	(18,763)	334,651

Income before Income Taxes	76,223	306	77,844	(76,510)	77,863	(856)	40,075	(44,676)	(39,219)	(44,676)	—	33,187
Income Tax Expense (Benefit)	—	56	108	—	164	—	—	228	—	228	—	392

Net Income	$76,223	$250	$77,736	$(76,510)	$77,699	$(856)	$40,075	$(44,904)	$(39,219)	$(44,904)	$—	$32,795

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

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

Three Months Ended March 31, 2012

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$76,223	$250	$77,736	$(76,510)	$77,699	$(856)	$40,075	$(44,904)	$(39,219)	$(44,904)	$—	$32,795
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	60,342	—	60,342	—	60,342
Depreciation Expense	4,211	—	—	—	4,211	260	154	326	—	740	—	4,951
Amortization of Debt Issuance Costs and Debt Premium and Discount	(9)	—	147	—	138	—	1,628	147	—	1,775	—	1,913
Non-Cash Compensation Expense-Related Party	—	—	233	—	233	—	—	232	—	232	—	465
Loss (Gain) from Disposal of Property and Equipment	(43)	—	—	—	(43)	(17)	—	—	—	(17)	—	(60)
Originations of Finance Receivables	—	—	—	—	—	—	—	(292,970)	—	(292,970)	—	(292,970)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	—	148,309	—	148,309	—	148,309
Change in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(506)	—	(506)	—	(506)
(Increase) Decrease in Inventory	80,748	—	—	—	80,748	—	—	—	—	—	—	80,748
(Increase) Decrease in Other Assets	(392,661)	(860)	(79,037)	75,599	(396,959)	(215,975)	54,673	(147,095)	144,296	(164,101)	567,102	6,042
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	256,446	96	927	911	258,380	227,018	(1,467)	272,488	(168,746)	329,293	(567,102)	20,571

Net Cash Provided By (Used In) Operating Activities	24,915	(514)	6	—	24,407	10,430	95,063	(3,631)	(63,669)	38,193	—	62,600

Cash Flows from Investing Activities:
Origination of Dealer Finance Receivables	—	—	—	—	—	(5,627)	—	—	—	(5,627)	—	(5,627)
Collections and Recoveries of Dealer Finance Receivables	—	—	—	—	—	178	—	—	—	178	—	178
Proceeds from Disposal of Property and Equipment	364	—	—	—	364	70	—	22	—	92	—	456
Purchase of Property and Equipment	(4,587)	—	—	—	(4,587)	(1,419)	460	(104)	—	(1,063)	—	(5,650)

Net Cash Provided By (Used In) Investing Activities	(4,223)	—	—	—	(4,223)	(6,798)	460	(82)	—	(6,420)	—	(10,643)

Cash Flows from Financing Activities:
Increase (Decrease) in Restricted Cash	—	—	—	—	—	(3,396)	(5,103)	—	—	(8,499)	—	(8,499)
Deposits into Investments Held in Trust	—	—	—	—	—	—	—	—	—	—	—	—
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	(1,785)	—	—	(1,785)	—	(1,785)
Additions to Portfolio Term Financings	—	—	—	—	—	—	—	—	—	—	—	—
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(112,289)	—	—	(112,289)	—	(112,289)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	195,800	—	—	195,800	—	195,800
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(108,000)	—	—	(108,000)	—	(108,000)
Additions to Other Secured Notes Payable	—	—	—	—	—	—	—	—	—	—	—	—
Repayment of Other Secured Notes Payable	(14,390)	—	—	—	(14,390)	(89)	(52)	—	—	(141)	—	(14,531)
Additions to Senior Secured Notes Payable	—	—	—	—	—	—	—	—	—	—	—	—
Payment of Debt Issuance Costs	(25)	—	(6)	—	(31)	—	(520)	(6)	—	(526)	—	(557)
Dividend Distributions	—	—	—	—	—	—	(63,669)	(5,260)	63,669	(5,260)	—	(5,260)

Net Cash Provided By (Used In) Financing Activities	(14,415)	—	(6)	—	(14,421)	(3,485)	(95,618)	(5,266)	63,669	(40,700)	—	(55,121)

Net Increase (Decrease) in Cash and Cash Equivalents	6,277	(514)	—	—	5,763	147	(95)	(8,979)	—	(8,927)	—	(3,164)
Cash and Cash Equivalents at Beginning of Period	2,868	595	5	—	3,468	52	397	22,013	—	22,462	—	25,930

Cash and Cash Equivalents at End of Period	$9,145	$81	$5	$—	$9,231	$199	$302	$13,034	$—	$13,535	$—	$22,766

DriveTime Automotive Group, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

Three Months Ended March 31, 2011

($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$77,706	$302	$76,782	$(78,008)	$76,782	$1,794	$35,372	$(36,279)	$(37,166)	$(36,279)	$—	$40,503
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	53,332	—	53,332	—	53,332
Depreciation Expense	2,740	—	—	—	2,740	176	148	294	—	618	—	3,358
Amortization of Debt Issuance Costs and Debt Premium and Discount	125	—	139	—	264	—	3,499	139	—	3,638	—	3,902
Non-Cash Compensation Expense-Related Party	—	—	465	—	465	—	—	465	—	465	—	930
Loss (Gain) from Disposal of Property and Equipment	(34)	—	—	—	(34)	—	—	—	—	—	—	(34)
Originations of Finance Receivables	—	—	—	—	—	—	—	(258,645)	—	(258,645)	—	(258,645)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	—	138,979	—	138,979	—	138,979
Decrease in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(548)	—	(548)	—	(548)
(Increase) Decrease in Inventory	29,628	—	—	—	29,628	—	—	—	—	—	—	29,628
(Increase) Decrease in Other Assets	(131,406)	(931)	(148,008)	150,268	(130,077)	(4,748)	235,222	68,175	(231,814)	66,835	68,290	5,048
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	29,140	645	69,895	(71,510)	28,170	4,738	(16,959)	34,207	45,449	67,435	(68,290)	27,315

Net Cash Provided By (Used In) Operating Activities	7,899	16	(727)	750	7,938	1,960	257,282	119	(223,531)	35,830	—	43,768

Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	109	—	—	—	109	26	—	14	—	40	—	149
Purchase of Property and Equipment	(8,791)	—	—	—	(8,791)	(82)	(9)	(41)	—	(132)	—	(8,923)

Net Cash Provided By (Used In) Investing Activities	(8,682)	—	—	—	(8,682)	(56)	(9)	(27)	—	(92)	—	(8,774)

Cash Flows from Financing Activities:
Increase (Decrease) in Restricted Cash	5	—	—	—	5	(1,758)	8,918	—	—	7,160	—	7,165
Deposits into Investments Held in Trust	—	—	—	—	—	—	(4,200)	—	—	(4,200)	—	(4,200)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	(13,127)	—	—	(13,127)	—	(13,127)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	170,300	—	—	170,300	—	170,300
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(346,500)	—	—	(346,500)	—	(346,500)
Additions to Portfolio Term Financings	—	—	—	—	—	—	214,181	—	—	214,181	—	214,181
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(61,315)	—	—	(61,315)	—	(61,315)
Additions to Other Secured Notes Payable	—	—	750	(750)	—	—	—	—	—	—	—	—
Repayment of Other Secured Notes Payable	—	—	—	—	—	(85)	(51)	—	—	(136)	—	(136)
Payment of Debt Issuance Costs	—	—	(23)	—	(23)	—	(1,819)	(22)	—	(1,841)	—	(1,864)
Dividend Distributions	—	—	—	—	—	—	(223,531)	—	223,531	—	—	—

Net Cash Provided By (Used In) Financing Activities	5	—	727	(750)	(18)	(1,843)	(257,144)	(22)	223,531	(35,478)	—	(35,496)

Net Increase (Decrease) in Cash and Cash Equivalents	(778)	16	—	—	(762)	61	129	70	—	260	—	(502)
Cash and Cash Equivalents at Beginning of Period	3,588	322	—	—	3,910	285	516	18,966	—	19,767	—	23,677

Cash and Cash Equivalents at End of Period	$2,810	$338	$—	$—	$3,148	$346	$645	$19,036	$—	$20,027	$—	$23,175

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2012, as well as our condensed consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.

Unless otherwise indicated in this Quarterly Report on Form 10-Q, the terms “DriveTime,” the “Company,” “we,” “our” and “us” refer to DriveTime Automotive Group, Inc. and its subsidiaries as a consolidated entity.

Overview

We are the leading used vehicle retailer in the United States with a sole focus on the sale and financing of quality vehicles to the subprime market. Through our branded dealerships, we provide our customers with a comprehensive end-to-end solution for their automotive needs, including the sale, financing, and maintenance of their vehicles. As of March 31, 2012, we owned and operated 90 dealerships and 16 reconditioning facilities in 17 states. For the three months ended March 31, 2012, we sold 19,145 vehicles, generated $367.8 million of total revenue and $56.2 million of Adjusted EBITDA. We provide our customers with financing for substantially all of the vehicles we sell. We do not utilize third-party finance companies or banks to finance vehicles for our customers, and many of our customers may be unable to obtain financing to purchase a vehicle from another company, therefore financing is an essential component of the services that we provide to our customers. As of March 31, 2012, our loan portfolio had a total outstanding principal balance of $1.6 billion. We maintain our loan portfolio and related financings on our balance sheet.

Over the past 20 years, we have developed an integrated business model that consists of vehicle acquisition, reconditioning, sales, underwriting and finance, loan servicing, and after sale support. We believe that our model enables us to operate successfully in the underserved subprime market. In addition, we believe that our model allows us to systematically open new dealerships in existing and new markets throughout the United States.

Select information regarding our dealerships is as follows:

	Three Months Ended
	March 31, 2012		As of March 31, 2012
State	# of Units Sold	Percent of Unit Sales Volume	Number of Stores	Number of Reconditioning Facilities	# of Active Loans	Loan Principal	% of Portfolio
Texas	4,181	21.8%	18	4	34,733	$362,404	23.1%
Florida	2,557	13.4%	16	2	23,576	247,931	15.8%
North Carolina	1,706	8.9%	9	1	14,324	161,001	10.4%
Georgia	1,560	8.1%	7	1	10,764	115,643	7.4%
Arizona	1,394	7.4%	6	1	11,018	118,199	7.5%
Tennessee	1,238	6.5%	5	1	4,357	66,152	4.2%
Virginia	1,060	5.5%	6	1	10,633	109,645	7.0%
Alabama	828	4.3%	3	0	2,373	32,551	2.1%
South Carolina	809	4.2%	3	0	3,767	55,666	3.6%
California	786	4.1%	4	1	7,276	74,472	4.8%
Nevada	690	3.6%	2	1	6,326	67,792	4.3%
New Mexico	609	3.2%	3	1	5,435	55,209	3.5%
Oklahoma	480	2.5%	2	0	2,394	35,997	2.3%
Indiana	376	2.0%	2	1	903	8,971	0.6%
Mississippi	309	1.6%	1	0	701	10,132	0.6%
Colorado	304	1.6%	2	1	3,706	39,642	2.5%
Ohio	258	1.3%	1	0	341	5,085	0.3%

	19,145	100.0%	90	16	142,627	$1,566,492	100.0%

Our integrated business model is focused on giving our customers the ability to acquire quality used vehicles through six key activities:

•

Vehicle acquisition. We acquire inventory primarily from used vehicle auctions. Our centralized vehicle selection strategy takes into account many factors, including the retail value, age, and costs of buying, reconditioning, and delivering the vehicle for resale, along with buyer affordability and desirability. At March 31, 2012, we employed 35 buyers who averaged six years of experience with us. For the three months ended March 31, 2012, we purchased 12,501 vehicles from over 120 auctions nationwide.

•

Vehicle reconditioning and distribution. Subsequent to acquisition, vehicles are transported to one of our 16 regional reconditioning facilities, where we recondition the vehicles and perform a rigorous multi-point inspection for safety and operability. On average, we spend approximately $1,500 in reconditioning costs per vehicle sold, including parts and labor. Upon passing our quality assurance testing, we determine the distribution of vehicles to our dealerships based on current inventory mix and levels, along with sales patterns at each dealership.

•

Vehicle sales and marketing. We focus on selling quality used vehicles with affordable financing terms through our extensive network of company-owned dealerships. Vehicle pricing is developed centrally for all dealerships and all regions and features our no-haggle pricing. We utilize targeted television, radio, and online advertising programs to promote our brand and encourage customers to complete an online credit application and visit our dealerships. Customers are able to search our website to view the inventory of our vehicles in their respective regions. Our dealerships are generally located in high traffic commercial districts and showcase our DriveTime logos and color schemes.

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

•

Loan servicing. We perform all servicing functions for our loan portfolio, from collections through the resale of repossessed vehicles. Customers can make cash payments through an electronic payment network at over 3,900 Wal-Mart stores and more than 15,000 other locations nationwide. Customers can also make payments through traditional payment methods such as check, money order, bill-pay and ACH. Our experienced collection staff utilizes our proprietary collection software, which we developed specifically for subprime auto loans. We use behavioral models designed to predict payment habits, as well as automated dialer and messaging systems to enhance collection efficiency. We utilize our vehicle acquisition and sales expertise in representing repossessed vehicles at auction in order to maximize the recovery value of repossessed vehicles.

•

After sale support. After-sale support consists of our DriveCare® limited warranty; a 36 month / 36,000 mile warranty, including three oil changes a year at Sears Automotive and other locations and 24/7 roadside assistance on each vehicle we sell. We self-administer our warranty program through our in-house team of customer service representatives, including warranty claim specialists, who are certified mechanics, and our pre-approved vendor network of independent third-party repair facilities.

GO Financial

In December 2011, we launched a new indirect lending line of business, GFC Lending, LLC dba GO Financial (“GO”). GO, which is a wholly-owned subsidiary of DTAC, provides subprime auto financing to third-party automobile dealerships, focusing primarily in markets where we do not have existing DriveTime dealerships. The third-party automobile dealerships originate retail installment sales contracts to finance purchases of vehicles by their customers who have modest incomes and who have experienced credit difficulties or have a limited credit history (subprime customers). GO enters into a dealer servicing agreement with each of the third-party automobile dealerships whereby, subsequent to verification of a qualifying customer loan, GO advances funds (“Dealer Advance”) to the dealership through a non-recourse loan. GO is neither the legal lender nor a named lender on the underlying customer loan agreement. Once originated, GO performs the loan servicing of both the Dealer Advance to the dealership and the underlying customer loan to the end customer. Another subsidiary of DTAC (“DTCC”) serves as the servicer of the underlying customer loans, on behalf of GO. GO has no recourse to the dealerships with respect to customer loan performance. GO has a secured interest in each customer loan and the underlying collateral (the vehicle) and receives priority repayment of customer loans from cash flows collected by GO from customers.

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

First Quarter 2012 Highlights

•	Total revenue increased 10.5% to $367.8 million, compared to first quarter 2011.

•	Unit sales increased 5.8% to 19,145 vehicles sold, compared to first quarter 2011.

•	We opened one new store in Pensacola, Florida.

•	Originations increased 13.2% to $293.0 million, compared to first quarter 2011.

•	GO Financial increased its dealer base to 53 dealers, across 22 states, and funded $5.6 million in dealer advances.

•	We amended our warehouse facility with RBS, extending the termination date to March 2013, with a one year term-out feature resulting in a final maturity of March 2014.

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

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see the “Risk Factors” section of our Annual Report on Form 10-K, filed with the SEC on March 30, 2012, which identifies events and important risk factors that could cause actual results to differ materially from those contained in our forward-looking statements. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Critical Accounting Policies

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2011. These policies relate to revenue recognition, allowance for credit losses, recovery receivables, valuation of inventory, secured financings, and our limited warranty accrual. In addition, subsequent to December 31, 2011, we added revenue recognition for our dealer advance receivables related to our indirect lending line of business as a critical accounting policy. This policy is included in Note 4 – Dealer Finance Receivables to our consolidated financial statements in Item 1 of this report.

Factors Affecting Comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

New business line

In December 2011, we launched GO Financial. GO provides indirect subprime auto financing to non-DriveTime dealers, focusing primarily in markets where we do not have existing DriveTime dealerships. This business line was launched during our fourth quarter and was not material to our financial results, however in 2012, we expect that GO’s originations of dealer financings will continue to grow. Growth of GO will increase our total revenue and portfolio size over time; however, GO is not expected to have a significant net impact to our consolidated results for 2012. Further, GO will incur operating expense as it hires personnel, organizes and registers in various states with various regulatory authorities, and incurs other costs of doing business thereby increasing our general and administrative expenses.

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

Seasonality

Historically, we have experienced higher revenues in the first quarter of the calendar year than in the last three quarters of the calendar year. We believe these results are due to seasonal buying patterns resulting, in part, because many of our customers receive income tax refunds during the first quarter of the year, which are a primary source of down payments on used vehicle purchases. Our portfolio of finance receivables also has historically followed a seasonal pattern, with delinquencies and charge-offs being the highest in the second half of the year, also as a result of our customers having tax refunds available to apply to their loan.

Selected Historical Consolidated Financial and Other Data

The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated.

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011	2010
	($ in thousands except per unit data)
Consolidated Statement of Operations Data:
Total revenue	$367,838	$332,856	$297,038
Total costs and expenses	$334,651	$291,841	$263,405
Income before income taxes	$33,187	$41,015	$33,633
Net Income	$32,795	$40,503	$33,283

Other Financial Data:
EBITDA (1)	$56,141	$63,856	$62,812
Adjusted EBITDA (1)	$56,179	$65,142	$63,601

Dealerships:
Dealerships in operation at end of period	90	86	79
Average number of vehicles sold per dealership per month	72	71	69

Retail Sales:
Number of used vehicles sold	19,145	18,095	16,303
Average age of vehicles sold (in years)	5.9	5.0	4.4
Average mileage of vehicles sold	80,839	73,812	69,208
Per vehicle sold data:
Average sales price	$15,520	$14,649	$14,391
Average cost of vehicle sold	$10,298	$9,126	$8,742
Average gross margin	$5,222	$5,523	$5,649
Gross margin percentage	33.6%	37.7%	39.3%

Loan Portfolio:
Principal balances originated	$292,970	$258,645	$226,661
Average amount financed per origination	$15,298	$14,298	$13,912
Number of loans outstanding—end of period	142,627	139,632	132,642
Principal outstanding—end of period	$1,566,492	$1,458,026	$1,367,408
Average principal outstanding—beginning of period	$1,484,085	$1,397,163	$1,325,261
Average effective yield on portfolio (2)	19.6%	19.9%	19.8%
Allowance for credit losses as a percentage of portfolio principal	15.1%	14.9%	16.2%
Portfolio performance data:
Portfolio delinquencies over 30 days (3)	6.8%	5.4%	4.4%
Principal charged-off as a percentage of outstanding principal	5.6%	5.4%	5.6%
Recoveries as a percentage of principal charged-off	45.9%	43.2%	41.5%
Net charge-offs as a percentage of average principal (4)	3.0%	3.1%	3.3%
Financing and Liquidity:
Unrestricted cash and availability (5)	$224,075	$245,190	$86,843
Ratio of net debt to shareholders’ equity (6)	2.2x	2.1x	2.9x
Total average debt	$1,189,990	$1,026,175	$1,044,211
Weighted average effective borrowing rate on total debt (7)	6.1%	7.7%	10.0%

	March 31,	December 31,	December 31,
	2012	2011	2010
	($ in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$22,766	$25,930	$23,677
Finance receivables (8)	$1,595,658	$1,495,340	$1,408,741
Allowance for credit losses	$(237,027)	$(221,533)	$(208,000)
Inventory	$131,499	$212,247	$145,961
Total assets	$1,776,382	$1,766,829	$1,568,154
Total debt (9)	$1,182,362	$1,221,380	$1,070,207
Shareholders’ equity	$485,849	$457,849	$418,767

(1)	See definition of EBITDA and Adjusted EBITDA in Management’s Discussion and Analysis – Non-GAAP discussion
(2)	Average effective yield represents the interest income earned at the contractual rate (stated APR) less the write-off of accrued interest on charged-off loans and amortization of loan origination costs (which includes the write-off of unamortized loan origination costs on charged-off loans), plus interest earned on investments held in trust and late fees earned.
(3)	Delinquencies are presented on a Sunday-to-Sunday basis, which reflects delinquencies as of the nearest Sunday to period end. Sunday is used to eliminate any impact of the day of the week on delinquencies since delinquencies tend to be higher mid-week.
(4)	Net charge-offs as a percentage of average principal outstanding is not annualized due to the seasonality of charge-offs.
(5)	Unrestricted cash and availability consists of cash and cash equivalents plus available borrowings under the portfolio warehouse, residual, and inventory facilities, based on assets pledged or available to be pledged to the facilities.
(6)	Net debt is calculated as total debt less restricted cash and investments held in trust securing various debt facilities. Ratio of net debt to shareholders’ equity is calculated as net debt divided by total shareholders’ equity.
(7)	Weighted average effective borrowing rate includes the effect of amortization of discounts, debt issuance costs, and unused line fees.
(8)	Finance receivables include principal balances, accrued interest, and capitalized loan origination costs.
(9)	Total debt excludes accounts payable, accrued expenses, and other liabilities.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2012	2011	% Change
	($ in thousands)
Revenue:
Sales of Used Vehicles	$297,135	$265,082	12.1%
Interest Income	70,528	67,774	4.1%
Dealer Finance and Other Income	175	—	100.0%

Total Revenue	367,838	332,856	10.5%

Costs and Expenses:
Cost of Used Vehicles Sold	197,161	165,127	19.4%
Provision for Credit Losses	60,342	53,332	13.1%
Portfolio Debt Interest Expense	10,354	12,156	(14.8%)
Non-Portfolio Debt Interest Expense	1,043	612	70.4%
Senior Secured Debt Interest Expense	6,606	6,715	(1.6%)
Selling and Marketing	9,470	7,108	33.2%
General and Administrative	44,724	43,433	3.0%
Depreciation Expense	4,951	3,358	47.4%

Total Costs and Expenses	334,651	291,841	14.7%

Income Before Income Taxes	33,187	41,015	(19.1%)
Income Tax Expense	392	512	(23.4%)

Net Income	$32,795	$40,503	(19.0%)

Sales of used vehicles

Revenue from sales of used vehicles increased during the three months ended March 31, 2012, compared to 2011. The increase in revenue was primarily due to a 5.8% increase in sales volume, coupled with a 5.9% increase in the average sales price per vehicle sold. The increase in sales volume is primarily attributable to an increase in the average number of stores in operation year over year. Since March 31, 2011, we have opened a net of four additional dealerships, which are generating higher volumes on average than legacy and closed dealerships. The increase in average sales price per vehicle sold is attributable to an overall increase in the average cost of used vehicles sold, primarily as a result of an increase in wholesale used vehicle prices. See also “—Cost of used vehicles sold”.

Interest income

Interest income increased during the three months ended March 31, 2012, compared to the same period in 2011. This increase is primarily due to an increase in our average portfolio principal outstanding, partially offset by a decrease in average portfolio yield. Average portfolio principal outstanding increased $108.5 million as of March 31, 2012, compared to 2011. This increase was the result of an increase in originations over portfolio run-off. Average effective yield on our receivables portfolio decreased slightly, as a result of a decrease in average APR of loans originated since March 31, 2011. See also “-Originations”.

Dealer Finance and other income

Dealer Finance and other income represents the finance income recognized on our portfolio of indirect lending activities through GO Financial (“GO”) and income recognized on other ancillary products offered by GO to its independent third party dealerships. Finance income is recognized utilizing the effective interest method. Our average portfolio of dealer finance receivables for the three months ended March 31, 2012 was $0.1 million and we had 53 dealers participating in our indirect lending program at March 31, 2012. Other income consists of income from GPS devices and service contracts offered by GO dealer participants to their customers at time of originating an indirect lending auto loan.

Cost of used vehicles sold

Total cost of used vehicles sold increased for the three months ended March 31, 2012, compared to 2011. The increase was due to a 5.8% increase in the number of vehicles sold and a 12.8% increase in the average cost of vehicles sold. Our cost of vehicles sold per unit increased primarily as a result of higher acquisition costs at auction. Wholesale used vehicle prices are higher primarily, due to an increased demand for used vehicles, coupled with a decrease in supply of used vehicles nationwide. Acquisition costs are a function of the vehicle make, model, and year mix that we acquire, along with vehicle wholesale auction price trends for the segment of vehicles that we target for acquisition. The average vehicle age and mileage of vehicles sold in the first quarter of 2012 increased in an effort to maintain overall affordability for our customers, which has also increased vehicle reconditioning costs. Reconditioning costs have increased in order to maintain similar initial quality of vehicles for our customers, despite an increase in vehicle age and mileage.

Gross margin

Gross margin total dollars stayed relatively flat at $100.0 million for the three months ended March 31, 2012 and 2011; however, gross margin as a percentage of sales revenue decreased to 33.6% from 37.7%, compared to the same period in 2011. The decrease in gross margin percentage is primarily attributable to an increase in our “Cost of used vehicles sold” as described above, only a portion of which were passed on to our customers through an increase in sales price. Our total cost per vehicle sold increased 12.8% while our average price per vehicle sold only increased 5.9% for the three months ended March 31, 2012, compared to the same period in 2011.

Provision for credit losses

Provision for credit losses increased for the three months ended March 31, 2012, compared to the same period in 2011. The increase is primarily the result of an increase in the principal balance of loans outstanding as a result of an increase in originations over portfolio run-off, in conjunction with a slight increase in allowance for credit losses as a percentage of loan principal.

Net charge-offs as a percentage of average outstanding principal stayed flat at 3.0% for the three months ended March 31, 2012 compared to the same period in 2011. Gross principal charged-off increased to 5.6% for the three months ended March 31, 2012, compared to 5.4% in 2011. Influencing gross loss rates are general economic conditions including unemployment and underemployment rates and wholesale vehicle prices, which have resulted in the sale of an older, higher mileage vehicle coupled with longer financing terms to maintain customer payment affordability. Recoveries as a percentage of principal charged-off increased to 45.9% from 43.2% for the three months ended March 31, 2012, compared to 2011. The improvement in recoveries is due primarily to higher auction values stemming from appreciation in the wholesale used vehicle market.

Portfolio debt interest expense

Total portfolio debt interest expense decreased for the three months ended March 31, 2012, compared to the same period in 2011. This decrease is a result of both a decrease in the average amount borrowed under portfolio debt of $124.8 million and a decrease in the overall cost of funds of portfolio debt to 4.6% for the three months ended March 31, 2012, compared to 6.3% for 2011. The decrease in our costs of funds is attributable to lower borrowing costs of our recent securitizations and a decrease in the borrowing costs of our warehouse facilities.

Non-portfolio debt interest expense

Total non-portfolio debt interest expense increased for the three months ended March 31, 2012, compared to the same period in 2011. The increase was primarily due to increased borrowings on our inventory line. Borrowings increased as a result of increasing the capacity of inventory facility from $50.0 million as of March 31, 2011 to $130.0 million as of March 31, 2012. We increased the capacity of our inventory facility in conjunction with the expansion of our dealership base and increases in our front line capacity on newly opened dealerships. As a result, the average balance outstanding of non-portfolio debt grew from $58.6 million during the three months ended March 31, 2011 to $97.3 million during the three months ended March 31, 2012.

Selling and marketing expense

Selling and marketing expenses increased for the three months ended March 31, 2012, compared to the same period in 2011. The increase was due to an increase in our advertising expenses of $2.6 million. Advertising expense increased due to advertising in new markets as a result of expansion to new geographic regions, increasing advertising in selected legacy regions, expanding our marketing campaigns to include ads in Spanish, and advertising on the radio in 2012. We did not include radio advertising during the first quarter of 2011.

General and administrative expense

General and administrative expenses increased for the three months ended March 31, 2012, compared to the same period in 2011, primarily as a result of a general increase in expense related to the number of dealerships and reconditioning centers in operation year over year and a corresponding increase in salaries and wages as we increase the number of employees in conjunction with our overall expansion.

Depreciation expense

Depreciation expense increased for the three months ended March 31, 2012 compared to 2011. This decrease was primarily the result of an increase in capital expenditures associated with the expansion of our dealership base and information technology infrastructure.

Net income

Net income decreased for the three months ended March 31, 2012 compared to the same period in 2011. This decrease is primarily attributable to a decrease in gross margin as a percentage of revenue from the sales of used vehicles, combined with an increase in provision for loan losses, and an increase in both general and administrative and selling and marketing expenses. These were partially offset by an increase in net interest income (interest income less total interest expense), as a result of a larger average loan portfolio.

Originations

The following table sets forth information regarding our originations for the periods indicated.

	Three Months Ended March 31,		Change
	2012	2011
	($ in thousands except per loan data)
Amount originated	$292,970	$258,645	34,325
Number of loans originated	19,141	18,089	1,062
Average amount financed per origination	$15,298	$14,298	$987
Average APR originated	20.4%	20.8%	(0.4%)
Average term (in months)	57.5	55.5	2.0
Average down payment per origination	$1,230	$1,305	$(75)
Down payment as a percent of amount financed	8.0%	9.1%	(1.1%)
Percentage of sales revenue financed	98.6%	97.6%	1.0%

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

The principal amount of loans we originated increased for the three months ended March 31, 2012 compared to the same period in 2011. The increase was due to an increase in the number of used vehicles sold, an increase in the average amount financed per loan originated as a direct result of an increase in the average sales price per vehicle sold, and a decrease in the average down payment per loan originated. Average APR decreased to 20.4% from 20.8% and average term increased by 2.0 months for the three months ended March 31, 2012, compared to the same period in 2011, in order to maintain affordability for our customers.

Receivables portfolio

The following table shows the characteristics of our finance receivables portfolio for the periods indicated:

	As of and for the
	Three Months Ended March 31,			Change
	2012		2011
	($ in thousands except per loan data)
Principal balance receivable, end of period	$1,566,492		$1,458,026	$108,466
Average principal balance	$1,484,085		$1,397,163	$86,922
Number of loans outstanding, end of period	142,627		139,632	2,995
Average remaining principal per loan, end of period	$10,983		$10,442	$541
Weighted Average APR of contracts outstanding	20.6%		21.0%	(0.40)%
Average age per loan (in months)	15.1		15.5	(0.40)
Delinquencies over 30 days	6.8	%*	5.4%	1.4%

*	includes delinquencies 91-120 days past due of 0.3%

Finance receivables principal balance, average principal balance and the number of loans outstanding period over period increased for the three months ended March 31, 2012 compared to the same period in 2011, due to origination volume exceeding portfolio run-off (regular principal payments, payoffs, and charge-offs).

Delinquencies

As a percentage of total outstanding loan principal balances, delinquencies over 30 days were 6.8% and 5.4% at March 31, 2012 and 2011, respectively. The increase in delinquencies is the result of our change in collection strategy for early delinquencies, including utilizing dialer technology, coupled with our modification in charge-off policy, which resulted in an additional 0.3% of delinquencies as of March 31, 2012 (see “-Factors Affecting Comparability, Modification to Charge-off Policy”). Further influencing delinquencies is the effects of the current economic environment, including high unemployment and underemployment. As a result, we anticipate delinquencies to be relatively higher than our historical rates.

Liquidity and Capital Resources

General

We require capital for the purchase of inventory, to provide financing to our customers, for working capital and for general corporate purposes, including the purchase of property and equipment, and to open new dealerships and reconditioning facilities.

We have historically funded our capital requirements primarily through operating cash flow, portfolio warehouse facilities, securitizations, PALP financings, term facilities, inventory and other revolving debt facilities, real estate mortgage financing, and other notes payable (including senior secured notes, junior secured notes, senior unsecured notes, and subordinated notes).

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

In April 2012, we executed a credit facility agreement with Wells Fargo with maximum borrowings of $25.0 million, secured by certain real property owned by the Company. The termination date of the facility is October 2020.

In April 2012, we completed a securitization transaction (2012-1) by issuing $235.0 million of asset backed securities. All of the bonds, collateralized by approximately $300.0 million of finance receivables, were sold to third parties. The asset backed securities were rated by Standard and Poors (S&P) and DBRS and are structured in four tranches without external credit enhancement from a monoline insurer. The initial weighted average coupon of these four tranches was 3.50%. This transaction has been accounted for as a secured financing transaction.

Liquidity

The following is a summary of total available liquidity, consisting of unrestricted cash and current availability under our portfolio warehouse and inventory facilities for the periods indicated:

	March 31,	December 31,	March 31,
	2012	2011	2011
		(In thousands)
Unrestricted cash	$22,766	$25,930	$23,175
Portfolio warehouse facilities	199,893	148,837	212,017
Inventory facility	1,416	55,500	10,000

Total liquidity	$224,075	$230,267	$245,192

The following table presents a summary of our access to liquidity under our portfolio warehouse facilities and our inventory facility based on collateral pledged as of March 31, 2012:

	Facility Amount	Amount Drawn	Unused Facility Amount	Borrowing Base	Amount Drawn	Total Availability
	(In thousands)			(In thousands)
Deutsche Bank warehouse facility	$150,000	$61,300	$88,700	$73,137	$61,300	$11,837	(1)
Wells Fargo warehouse facility	150,000	62,000	88,000	66,678	62,000	4,678	(4)
RBS warehouse facility	125,000	53,100	71,900	68,439	53,100	15,339	(3)
UBS warehouse facility	125,000	52,792	72,208	66,544	52,792	13,752	(2)
DTAC receivables	N/A	N/A	N/A	154,287	N/A	154,287	(5)

Total portfolio warehouse facilities	$550,000	$229,192	$320,808	$429,085	$229,192	$199,893
Inventory facility	130,000	70,110	59,890	71,526	70,110	1,416

	$680,000	$299,302	$380,698	$500,611	$299,302	201,309

Unrestricted cash						22,766

Total cash and availability						$224,075

(1)	Excludes $5.0 million of warehouse cash collections per borrowing base definition.
(2)	Assumes collection and reserve amounts on deposit of $4.5 million are used to pay down amount drawn.
(3)	Assumes collection and reserve amounts on deposit of $4.7 million are used to pay down amount drawn.
(4)	Excludes $2.9 million of warehouse cash collections per borrowing base definition.
(5)

Includes $269.8 million of unpledged qualifying receivables that can be pledged immediately and bring total borrowing to our maximum capacity. The borrowing base is the lesser of total eligible collateral multiplied by the applicable advance rate and the facility amount.

Changes in liquidity

Changes in liquidity are affected by increases and decreases to our operating cash flow, changes in advance rates on our portfolio warehouse facilities, capacity of our portfolio warehouse and inventory facilities, portfolio term financings, and changes in other notes payable. The following is a summary of changes in liquidity for each period presented:

	Three Months ended March 31,
	2012	2011
	(In thousands)
Liquidity—beginning of period	$230,267	$145,837
Net (decrease) in cash and cash equivalents	(3,164)	(502)
Increase in portfolio warehouse availability	51,056	99,857
(Decrease) in inventory facility availability	(54,084)	—

Liquidity—end of period	$224,075	$245,192

Our liquidity for the three months ended March 31, 2012 decreased $6.2 million, from $230.3 million at December 31, 2011, to $224.1 million at March 31, 2012. This decrease was primarily the result of a decrease in cash and cash equivalents combined with a decrease in availability under our revolving inventory facility. These decreases were partially offset by an increase in portfolio warehouse availability. The decrease in availability under our inventory facility is a result of a decrease in inventory borrowing base which is directly correlated to a decrease in our inventory levels. The increase in availability in our warehouse facilities is directly related to an increase in originations.

Cash flows

Operating activities

For the three months ended March 31, 2012, net cash provided by operating activities was $57.3 million, as compared to $43.8 million for the three months ended 2011. The increase in cash provided by operating activities was primarily attributable to a larger seasonal reduction in inventory levels than in the prior year, which was partially offset by an increase in net originations over portfolio run-off (collections and recoveries).

Investing activities

For the three months ended March 31, 2012, net cash used in investing activities decreased to $5.2 million from $8.8 million for the same period in 2011. This decrease was a result of a decrease in cash used to purchase property and equipment for new dealerships and remodeling existing dealerships. In the first quarter of 2012 we opened one new store and seven stores were under development. In the first quarter of 2011 we purchased a property for a reconditioning facility, we opened one new store, and eight stores were under development.

Financing activities

For the three months ended March 31, 2012, net cash used in financing activities increased to $55.3 million, compared to $35.5 million for the same period in 2011. The increase in cash used in financing activities is a result of using additional cash generated by operating activities to pay down revolving debt and dividend distributions paid to shareholders in 2012.

Senior Secured Notes Collateral

Our Senior Secured Notes require us to maintain a collateral coverage ratio of 1.5x of the aggregate principal amount of outstanding Senior Secured Notes. The following is the calculation of the collateral coverage ratio as of March 31, 2012. This calculation is not meant to portray a GAAP summary of collateral but rather a summary of collateral as it resides legally within the Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Co-Issuers of the Senior Secured Notes.

	As of March 31, 2012
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Co-Issuers	Total
	($ In thousands)
Collateral Amounts
Net Receivables Value (1)	$—	$152,704	$302,127	$454,831
Net Inventory Value (2)	39,986	—	—	39,896
Cash Equivalents (3)	—	—	—	—

Total Collateral Amount	$39,986	$152,704	$302,127	$494,727

12.625% Senior Secured Notes				200,000
Collateral Coverage Ratio				2.5 x

(1)

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases (see below) that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does reflect:

•	cash expenditures for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital requirements;

•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	the cost or cash required to replace assets that are being depreciated or amortized; and

•	the impact on our reported results of earnings or charges resulting from items accounted for in the GAAP measure from which EBITDA and Adjusted EBITDA is derived.

The following table presents data relating to EBITDA and Adjusted EBITDA, which are non-GAAP measures, for the periods indicated:

	Three Months Ended March 31,
	2012	2011	2010
		(In thousands)
Net income:	$32,795	$40,503	$33,283
Plus EBITDA adjustments:
Income tax expense	392	512	350
Total interest expense	18,003	19,483	25,741
Depreciation expense	4,951	3,358	3,438

EBITDA	56,141	63,856	62,812

Store closing costs (1)	276	219	226
Non-cash Compensation expense (2)	—	—	563
Sales Tax Refund Adjustments (3)	(703)	137	—
Restricted Stock Compensation expense (4)	465	930	—

Adjusted EBITDA	$56,179	$65,142	$63,601

(1)	Store closing costs represent ongoing costs to close stores in 2008 and 2009 related to downsizing (and do not include stores closed in the normal course of business).
(2)	Non-cash compensation expense related to an employment agreement between Mr. Garcia and Mr. Fidel, which expired in June 2010.
(3)	Represents non-cash adjustments to sales tax refunds related to loans charged-off in prior periods.
(4)	Represents compensation expense related to a restricted stock agreement between the Company and Mr. Fidel.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk since December 31, 2011. For information on our exposure to market risk, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K, filed with the SEC on March 30, 2012.

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

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The description of our material pending legal proceedings is set forth in Note 9—Commitments and Contingencies to our condensed consolidated financial statements included in Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

In connection with information set forth in this quarterly report on Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K filed with the SEC on March 30, 2012, should be considered. These risks could materially and adversely affect our business, financial condition, and results of operations. There have been no material changes to the factors discussed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #	Description of Document

3.1.1	Amended and Restated Certificate of Incorporation of Ugly Duckling Corporation (former name of DriveTime Automotive Group, Inc.) (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.2.1	Articles of Incorporation of DriveTime Acceptance Corporation (former name of DT Acceptance Corporation) (incorporated by reference to Exhibit 3.1.2.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.2.2	Articles of Amendment to the Articles of Incorporation of DriveTime Acceptance Corporation (former name of DT Acceptance Corporation) (incorporated by reference to Exhibit 3.1.2.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.3	Articles of Incorporation of DriveTime Car Sales Company, LLC (incorporated by reference to Exhibit 3.1.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.4	Articles of Incorporation of DriveTime Sales and Finance Company, LLC (incorporated by reference to Exhibit 3.1.4 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.5	Articles of Incorporation of DT Credit Company, LLC (incorporated by reference to Exhibit 3.1.5 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.6	Articles of Incorporation of DT Jet Leasing, LLC (incorporated by reference to Exhibit 3.1.6 to our Registration Statement on Form S- 4/A filed on October 19, 2010)

3.2.1	By-laws of Ugly Duckling Corporation (former name of DriveTime Automotive Group, Inc.) (incorporated by reference to Exhibit 3.2.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.2	Bylaws of DriveTime Acceptance Corporation (former name of DT Acceptance Corporation) (incorporated by reference to Exhibit 3.2.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.3	Operating Agreement of DriveTime Car Sales Company, LLC (incorporated by reference to Exhibit 3.2.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.4	Operating Agreement of DriveTime Sales and Finance Company, LLC (incorporated by reference to Exhibit 3.2.4 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.5	Operating Agreement of DT Credit Company, LLC (incorporated by reference to Exhibit 3.2.5 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.6	Operating Agreement of DT Jet Leasing, LLC (incorporated by reference to Exhibit 3.2.6 to our Registration Statement on Form S- 4/A filed on October 19, 2010)

4.1.1	Indenture governing 12.625% Senior Secured Notes due 2017, including the form of 12.625% Senior Secured Notes due 2017, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC and Wells Fargo Bank, National Association, dated as of June 4, 2010 (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

Exhibit #	Description of Document

4.1.2	First Supplemental Indenture governing 12.625% Senior Secured Notes due 2017, dated as of September 20, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Approval Services Company, LLC and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.1.3	Second Supplemental Indenture, dated as of August 16, 2011, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association and Go Financial Company LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 22, 2011)

4.1.4	Third Supplemental Indenture, dated as of October 6, 2011, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association and DriveTime Ohio Company, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 13, 2011)

4.2.1	Security Agreement dated as of June 4, 2010, among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association, as collateral agent. (incorporated by reference to Exhibit 4.1.3 to our Registration Statement on Form S-4/A filed on February 2, 2011) †

4.2.2	Supplement No. 1 dated as of October 28, 2011 to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association or the Secured Parties (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 3, 2011)

4.3	Pledge Agreement dated as of June 4, 2010, between DT Acceptance Corporation and Wells Fargo Bank, National Association, as collateral agent. (incorporated by reference to Exhibit 4.1.4 to our Registration Statement on Form S-4/A filed on February 2, 2011)†

4.4	Pledge Letter dated as of August 2, 2010, amending the Pledge Agreement dated as of June 4, 2010. (incorporated by reference to Exhibit 4.1.5 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.5	Intercreditor Agreement, dated as of June 4, 2010, among Santander Consumer USA Inc. and Manheim Automotive Financial Services, Inc. as First Priority Creditors, Wells Fargo Bank, National Association, as Collateral Agent and Second Priority Representative for the Second Priority Secured Parties (as defined therein), and as Trustee for the Holders (as defined therein), DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, and DT Acceptance Corporation, and each of the other Loan Parties party thereto. (incorporated by reference to Exhibit 4.1.6 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.6	Registration Rights Agreement, dated June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Jefferies & Company, Inc., RBS Securities Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.7	Registration Rights Agreement, dated June 6, 2011, by and among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Approval Services Company, LLC and RBS Securities Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 10, 2011)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

**	Furnished herewith.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with an order granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRIVETIME AUTOMOTIVE GROUP, INC.

Date: May 11, 2012	By:	/s/ Mark G. Sauder
Name: Mark G. Sauder
Title: Chief Financial Officer & Executive VP

DT ACCEPTANCE CORPORATION

Date: May 11, 2012	By:	/s/ Mark G. Sauder
Name: Mark G. Sauder
Title: Chief Financial Officer & Executive VP