Form 10-Q
period 2012-06-30
DRIVETIME AUTOMOTIVE GROUP INC; DT Acceptance Corp
filed 2012-08-10
CIK 1012704, 1493927

Tables of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Numbers: 333-169730
____________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of June 30, 2012, was 101.7696 for each of DriveTime Automotive Group, Inc. and DT Acceptance Corp.

Tables of Contents

Tables of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Cash and Cash Equivalents	$23,156	$25,930
Restricted Cash and Investments Held in Trust	106,405	99,716
Finance Receivables	1,647,337	1,495,340
Allowance for Credit Losses	(244,811)	(221,533)
Finance Receivables, net	1,402,526	1,273,807
Dealer Finance Receivables	11,633	24
Inventory	136,461	212,247
Property and Equipment, net	90,047	90,669
Other Assets	55,013	64,436
Total Assets	$1,825,241	$1,766,829
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$13,859	$9,759
Accrued Expenses and Other Liabilities	84,028	77,043
Accrued Expenses—Related Party	859	798
Portfolio Term Financings	799,448	782,634
Portfolio Warehouse Facilities	142,192	141,392
Senior Secured Notes Payable	198,185	198,058
Other Secured Notes Payable	91,495	99,296
Total Liabilities	1,330,066	1,308,980
Shareholders’ Equity—DTAG:
Common Stock	—	—
Paid-in Capital	146,804	146,336
Retained Earnings	7,545	2,528
Total Shareholders’ Equity—DTAG	154,349	148,864
Noncontrolling Interest-DTAC	340,826	308,985
Total Equity	495,175	457,849
Total Liabilities & Shareholders’ Equity	$1,825,241	$1,766,829
See accompanying notes to Condensed Consolidated Financial Statements.

Tables of Contents

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Revenue:
Sales of Used Vehicles	$226,124	$203,398	$523,259	$468,480
Interest Income	75,630	72,007	146,158	139,781
Dealer Finance and Other Income	448	—	623	—
Total Revenue	302,202	275,405	670,040	608,261
Costs and Expenses:
Cost of Used Vehicles Sold	148,254	132,410	345,416	297,537
Provision for Credit Losses	51,387	39,694	111,729	93,026
Portfolio Debt Interest Expense	10,564	10,711	20,918	22,809
Non- Portfolio Debt Interest Expense	1,088	701	2,131	1,371
Senior Secured Debt Interest Expense	6,610	5,516	13,216	10,685
Senior Secured Debt Interest Expense—Related party	—	1,134	—	2,680
Selling and Marketing	6,311	6,282	15,780	13,390
General and Administrative	40,622	39,238	82,488	79,274
General and Administrative—Related party	2,754	3,468	5,612	6,865
Depreciation Expense	5,019	3,821	9,970	7,179
Total Costs and Expenses	272,609	242,975	607,260	534,816
Income Before Income Taxes	29,593	32,430	62,780	73,445
Income Tax Expense	267	337	659	849
Net Income	29,326	32,093	62,121	72,596
Net Loss Attributable to Noncontrolling Interest—DTAC	(30,561)	(23,229)	(75,462)	(59,508)
Net Income Attributable to DTAG	59,887	55,322	137,583	132,104
Net Income	$29,326	$32,093	$62,121	$72,596
See accompanying notes to Condensed Consolidated Financial Statements.

Tables of Contents

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$62,121	$72,596
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	111,729	93,026
Depreciation Expense	9,970	7,179
Amortization of Debt Issuance Costs and Debt Premium and Discount	3,864	6,851
Non-Cash Compensation Expense—Related Party	930	1,859
(Gain) from Disposal of Property and Equipment	(115)	(81)
Originations of Finance Receivables	(520,378)	(460,076)
Collections and Recoveries on Finance Receivable Principal Balances	282,442	269,010
Change in Accrued Interest Receivable and Loan Origination Costs	(2,512)	(2,162)
Decrease in Inventory	75,786	5,726
Decrease in Other Assets	8,425	2,292
Increase in Accounts Payable, Accrued Expenses and Other Liabilities	10,994	25,175
Increase in Accrued Expenses-Related Party	61	1,187
Net Cash Provided By Operating Activities	43,317	22,582
Cash Flows from Investing Activities:
Origination of Dealer Finance Receivables	(12,249)	—
Collections and Recoveries of Dealer Finance Receivables	640	—
Proceeds from Disposal of Property and Equipment	780	286
Purchase of Property and Equipment	(9,923)	(20,819)
Net Cash Used in Investing Activities	(20,752)	(20,533)
Cash Flows from Financing Activities:
(Increase) Decrease in Restricted Cash	(2,220)	20,928
Deposits into Investments Held in Trust	(4,500)	(8,699)
Collections, Buybacks and Change in Investments Held in Trust	31	(18,367)
Additions to Portfolio Term Financings	235,046	461,061
Repayment of Portfolio Term Financings	(218,108)	(143,286)
Additions to Portfolio Warehouse Facilities	437,300	475,000
Repayment of Portfolio Warehouse Facilities	(436,500)	(753,600)
Additions to Other Secured Notes Payable	12,968	—
Repayment of Other Secured Notes Payable	(20,769)	(269)
Payment of Debt Issuance Costs	(2,863)	(5,534)
Dividend Distributions	(25,724)	(25,859)
Net Cash (Used in) Provided by Financing Activities	(25,339)	1,375
Net (Decrease) Increase in Cash and Cash Equivalents	(2,774)	3,424
Cash and Cash Equivalents at Beginning of Period	25,930	23,677
Cash and Cash Equivalents at End of Period	$23,156	$27,101
Supplemental Statement of Cash Flows Information:
Interest Paid	$36,094	$35,260
Interest Paid—Related Party	$—	$2,680
Income Taxes Paid	$1,053	$1,029
Supplemental Statement of Non-Cash Investing and Financing Activities:
Disposal of Fully Depreciated Property & Equipment	$2,710	$1,937
See accompanying notes to Condensed Consolidated Financial Statements.

Tables of Contents

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
In December 2011, as a supplement to our core operations, we launched a new indirect lending line of business, GO Financial (“GO”). GO is a wholly-owned subsidiary of DT Acceptance Corporation (“DTAC”), DTAG's sister corporation. GO provides auto financing to third-party automobile dealerships collateralized by pools of subprime auto loans. GO focuses primarily on markets where we do not have existing DriveTime dealerships.
Ownership
As of June 30, 2012, and December 31, 2011, the shareholders of DTAG and DTAC were Ernest C. Garcia II (Chairman) and the Garcia Family Trusts (collectively, herein also referred to as “Principal Shareholder” or “Mr. Garcia”) owning 98.3% of each of DTAG and DTAC and Raymond C. Fidel (President and CEO) owning 1.7% of each of DTAG and DTAC. DTAG and DTAC are sister companies, generally with DTAG owning our sales operations and DTAC owning our financing operations.
Basis of Presentation
We have determined that DTAC is a variable interest entity (“VIE”) and that DTAG is the primary beneficiary of DTAC, therefore, the accounts of DTAG and DTAC are consolidated and intercompany transactions between DTAG and DTAC are eliminated in consolidation.
Total assets of DTAC consolidated into DTAG are comprised primarily of net finance receivables, cash and cash equivalents, restricted cash, investments held in trust, and deferred financing costs. Total liabilities consolidated into DTAG are comprised primarily of portfolio warehouse, portfolio term, and senior secured debt. Total revenue of DTAC consolidated into DTAG are comprised of interest and dealer finance income. DTAC expenses are comprised of provision for credit losses, interest expense and general and administrative expenses. These amounts do not include intercompany revenues and costs between DTAG and DTAC which are eliminated in consolidation. For more information regarding DTAC assets, liabilities, revenue, and expenses consolidated into DTAG, see Note-13 Supplemental Consolidating Financial Information.
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

Tables of Contents

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

(2)	Restricted Cash and Investments Held in Trust
We maintain various cash accounts, which are pledged as collateral under our debt agreements. We are permitted to invest funds in these accounts in short-term liquid investments. The following is a summary of restricted cash and investments held in trust:

	As of June 30, 2012	As of December 31, 2011
	(In thousands)
Restricted cash	$40,137	$37,917
Investments Held in Trust	66,268	61,799
	$106,405	$99,716

(3)	Finance Receivables
The following is a summary of finance receivables:

	As of June 30, 2012	As of December 31, 2011
	(In thousands)
Principal Balances	$1,616,165	$1,466,680
Accrued Interest	14,182	12,971
Loan Origination Costs	16,990	15,689
Finance Receivables	$1,647,337	$1,495,340
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
Finance receivables pledged as collateral associated with liabilities in our warehouse facilities, asset backed securitizations, and PALP financings, are provided in Note 5—Debt Obligations. We do not place loans on nonaccrual status, nor do we classify loans as impaired, since accounts are charged-off when the loan becomes 91 -121 days contractually past due at month end under our charge-off policy. We do not have loans that meet the definition of troubled debt restructurings. During the three and six months ended June 30, 2012 and the year ended December 31, 2011, we did not purchase or sell finance receivables.
Credit quality information for our finance receivables portfolio is provided as of the dates indicated below:
Age Analysis of Past Due Finance Receivables

Tables of Contents

	June 30, 2012		December 31, 2011		June 30, 2011
	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal
	($ In thousands)
Days Delinquent:
Current	59.0%	$953,725	66.8%	$979,155	57.9%	$864,510
01-30 Days	31.2%	504,339	22.0%	322,670	33.9%	505,978
31-60 Days	6.5%	104,500	7.1%	104,574	5.6%	83,657
61-90 Days	2.9%	46,574	3.8%	55,881	2.6%	39,737
91-120 Days	0.4%	7,027	0.3%	4,400	—%	—
Total Past Due	41.0%	$662,440	33.2%	$487,525	42.1%	$629,372
Total Finance Receivables	100.0%	$1,616,165	100.0%	$1,466,680	100.0%	$1,493,882
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
Credit Quality Indicators
Our proprietary credit grading system segments our customers into eight distinct credit grades. These credit grades range from A+ to D-, with A+ being the lowest risk credit grade and a D- being the highest risk credit grade. Generally, the lower the risk grade, the lower the unit loss rate. A summary of our portfolio by our internally assigned credit risk ratings at June 30, 2012, and December 31, 2011, is as follows:
At June 30, 2012

Grade	Average FICO Score (1)	Percentage of Portfolio Loans	Total Loans	Percentage of Portfolio Principal	Loan Principal
					(In thousands)
A+	556	10.2%	14,751	10.3%	$167,096
A	538	18.0%	26,140	18.4%	297,979
B	516	37.0%	53,672	38.2%	615,162
C	501	29.0%	42,074	28.3%	458,036
C-	487	4.2%	6,094	3.5%	57,051
D+/D/D-	478	1.6%	2,290	1.3%	20,841
		100.0%	145,021	100.0%	$1,616,165
At December 31, 2011

Grade	Average FICO Score (1)	Percentage of Portfolio Contracts	Total Contracts	Percentage of Portfolio Principal	Loan Principal
					(In thousands)
A+	557	10.4%	14,270	10.7%	$156,935
A	538	18.2%	24,954	18.7%	274,269
B	516	36.8%	50,582	38.3%	561,738
C	500	28.2%	38,756	27.1%	397,470
C-	486	4.7%	6,400	3.8%	55,734
D+/D/D-	475	1.7%	2,331	1.4%	20,534
		100.0%	137,293	100.0%	$1,466,680

(1)	Average FICO score is provided as an external metric of credit quality. FICO score is not utilized to determine internal credit grade.

Tables of Contents

Concentration of Credit Risk
As of June 30, 2012, and December 31, 2011, our portfolio concentration by state was as follows:

As of June 30, 2012			As of December 31, 2011
State	Percent of Portfolio	Loan Principal (In thousands)	State	Percent of Portfolio	Loan Principal (In thousands)
Texas	22.5%	$364,417	Texas	23.9%	$351,210
Florida	15.5%	250,114	Florida	16.6%	243,024
North Carolina	10.4%	167,230	North Carolina	10.3%	150,920
Georgia	7.5%	120,993	Arizona	7.6%	112,097
Arizona	7.4%	119,848	Virginia	7.3%	106,715
Virginia	6.8%	110,137	Georgia	7.3%	106,415
California	4.6%	75,127	California	4.9%	72,137
Tennessee	4.5%	72,642	Nevada	4.6%	67,631
South Carolina	4.2%	67,155	Tennessee	3.9%	56,925
Nevada	4.1%	66,299	New Mexico	3.6%	53,484
New Mexico	3.3%	54,133	Colorado	2.8%	40,558
Oklahoma	2.5%	40,667	South Carolina	2.6%	37,987
Colorado	2.4%	38,618	Oklahoma	1.9%	28,229
Alabama	2.3%	37,230	Alabama	1.7%	25,455
Mississippi	0.8%	12,794	Indiana	0.5%	6,843
Indiana	0.7%	10,642	Mississippi	0.4%	5,844
Ohio	0.5%	8,119	Ohio	0.1%	1,206
	100.0%	$1,616,165		100.0%	$1,466,680
Allowance for Credit Losses
The following table sets forth the rollforward of the allowance for credit losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ In thousands)
Allowance Activity:
Balance, beginning of period	$237,027	$218,600	$221,533	$208,000
Provision for credit losses	51,387	39,694	111,729	93,026
Net charge-offs	(43,603)	(35,544)	(88,451)	(78,276)
Balance, end of period	$244,811	$222,750	$244,811	$222,750
Allowance as a percent of ending principal	15.1%	14.9%	15.1%	14.9%
Charge off Activity:
Principal balances	$(73,075)	$(64,039)	$(155,926)	$(139,211)
Recoveries, net	29,472	28,495	67,475	60,935
Net charge-offs	$(43,603)	$(35,544)	$(88,451)	$(78,276)

(4)	Dealer Finance Receivables
Dealer Finance Receivables consist of the aggregate carrying value of amounts advanced to dealers (Dealer Advance) participating in our indirect lending program through our subsidiary, GO Financial. We account for Dealer Finance receivables in a manner consistent with loans acquired with deteriorated credit quality. Each individual dealership builds discrete pools of 80 loans and Dealer Advances are repaid by the dealerships, on a pool level, based on cash flows collected by GO from the pool of underlying customer loans. Each dealer pool is treated as a discrete unit of account, both during the open phase (prior to

Tables of Contents

achieving 80 loans) and during the closed phase (at 80 loans) for purposes of recognizing revenue and evaluating impairment.
We recognize revenue for dealer finance receivables under the effective interest method, by applying a loss adjusted forecast of cash flows for each dealer pool. Open pools establish an effective yield at either their first fiscal quarter, or upon maturation of the pool. The effective yield established is held constant for an open pool until pool closure, unless circumstances warrant a yield adjustment or impairment assessment prior to pool closure. For each accounting period subsequent to pool closure, expected cash flows are re-estimated. Deterioration in expected cash flows, both in the open and closed pool stage, is reflected as a provision for loan loss and corresponding allowance, at the pool level. Any subsequent improvement in expected cash flows of the impaired pool(s) will first reverse any previous allowance for loan loss and prospectively reflected as an increase in the pool yield. For closed pools, if the re-estimation of expected cash flows results in a higher effective yield, an increase in the pool yield is reflected prospectively.
At June 30, 2012 and December 31, 2011 we have not recorded impairment on any pools.
The following is a summary of the activity in Dealer Finance Receivables:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
	(in thousands)
Balance beginning of period	$5,473	$24
Advances during the period	6,746	12,249
Revenue Recognized, Net	409	534
Payments to reduce amount advanced	(995)	(1,174)
Balance end of period	$11,633	$11,633
Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Changes in accretable yield were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
	(in thousands)
Balance Beginning of Period	$1,667	$—
Accretion (Revenue Recognized)	(409)	(534)
Additions	1,333	3,125
Reclassification from (to) nonaccretable yield	—	—
Ending Balance	$2,591	$2,591

Non-accretable yield represents the difference between the total contractual net cash flows of Dealer Finance Receivables and the expected cash flows. This difference is neither accreted into income nor recorded on our balance sheets since it represents the portion of cash flows not expected to be received.  Contractual net cash flows are comprised of the underlying contractual cash flows from consumer loans aggregated with the total accretable yield to be earned on Dealer Finance receivables over the life of the Dealer Pool.  Expected net cash flows represent the loss adjusted contractual cash flows, including earnings thereon.  Components of non-accretable yield are as follows:

As of June 30,
2012
(in thousands)
Contractual net cash flows	$15,464
Expected net cash flows	(14,268)
Non-accretable yield	$1,196

(5)	Debt Obligations
Portfolio Term Financings
The following is a summary of portfolio term financings:

Tables of Contents

	As of June 30, 2012		As of December 31, 2011
	Balance	Receivables Collateral	Balance	Receivables Collateral
	( in thousands)
Securitization Debt
Asset Backed Security obligations issued pursuant to the Company’s securitizations	$699,448	$919,178	$679,031	$891,364
Pooled Auto Loan Program Financing
Fixed rate secured financing transactions for our finance receivable portfolio	$—	$—	$3,603	$5,100
Portfolio Term Residual Financing:
Fixed rate financing facility secured by residual interests in finance receivables of certain warehouse facilities	$100,000	$145,107	$100,000	$171,292
Total Portfolio Term Financing	$799,448	$1,064,285	$782,634	$1,067,756
Securitization debt
The following is a summary of securitization transactions with outstanding balances for each period presented:

	As of June 30, 2012				As of December 31, 2011
Transaction	Debt Balance	Receivables Pledged	Cash Reserve	Interest Rate (1)	Debt Balance	Receivables Pledged	Cash Reserve	Interest Rate (1)

2009-1	$32,077	$45,266	$1,500	5.3%	$54,451	$78,264	$1,500	5.3%
2010-1	50,576	91,596	4,500	3.6%	87,362	138,858	4,499	3.6%
2011-1	89,864	125,257	4,200	3.0%	125,711	177,253	4,200	3.0%
2011-2	128,738	155,371	4,500	2.9%	176,163	213,542	4,500	2.9%
2011-3	179,844	221,661	4,500	3.9%	235,344	283,447	4,500	3.9%
2012-1	218,349	280,027	4,500	3.5%	—	—	—
	$699,448	$919,178	$23,700		$679,031	$891,364	$19,199
(1) These rates represent the original duration weighted average rates of the outstanding asset-backed securities.
Subsequent to June 30, 2012, we completed our 2012-2 securitization. See Note 11- Subsequent Events for information on this transaction.
In April 2012, we completed a securitization transaction (2012-1) by issuing asset-backed securities. All of the bonds were collateralized by finance receivables and were sold to third parties. The asset-backed securities were rated by Standard and Poors Rating Service (S&P) and DBRS Inc. (DBRS) with credit ratings from AAA to BBB and are structured in four tranches. For more information on this transaction, see the table above.
Asset-backed securities outstanding are secured by underlying pools of finance receivables (collateral) and investments held in trust (cash reserve). Credit enhancement for the asset-backed securities consists of a reserve account, over collateralization, and subordination of certain classes of notes in each trust to more senior classes of notes in such trust. Asset-backed securities outstanding have interest payable monthly at the fixed rates represented in the table above. The 2011-3, 2011-2, 2011-1 and 2010-1 securitizations were rated in tranches with credit ratings from AAA to BBB by S&P and DBRS, and the 2009-1 securitization was rated in tranches with credit ratings from AAA to A by DBRS.
Individual securitization trusts are not cross-collateralized or cross-defaulted. Additionally, we have the option to purchase the remaining loans in a trust when the remaining principal balances of the loans reach 10% of their original principal balance.
Portfolio term residual financing
Our term residual facility with Santander Consumer USA Inc. (Santander) is secured primarily by residual interests in our warehouse facilities and securitization trusts, which were comprised of eligible loans, the dollar amounts of which are

Tables of Contents

represented in the table above. It contains an advance rate of 75% on the receivables pledged to the facility. This facility provides for funding through September, 2013 with a term-out feature resulting in a final maturity of September, 2014. Interest is fixed at 8.62%. At June 30, 2012, we were in compliance with all financial covenants of the facility.
Pooled Auto Loan Program (PALP)
PALP financings are secured by underlying pools of finance receivables and in certain cases, a cash reserve account. At December 31, 2011, interest rates on our outstanding PALP financings were at a fixed rate. As of June 30, 2012, we had paid off our PALP financings.
Portfolio warehouse facilities
The following is a summary of portfolio warehouse facilities:

	As of June 30, 2012
	Amount drawn	Facility Amount	Advance Rate	Collateral (1)	Interest Rate (2)	Expiration Date	Final Maturity
	($ in thousands)
Portfolio Warehouse Facilities
Deutsche Bank Warehouse Facility	$35,900	$150,000	58%	97,785	2.49%	12/31/2012	12/31/2013
Wells Fargo Warehouse Facility	41,000	150,000	58%	77,090	2.49%	12/31/2013	12/31/2014
RBS Warehouse Facility	32,800	125,000	53%	82,360	1.64%	3/14/2013	3/14/2014
UBS Warehouse Facility	32,492	125,000	60%	88,104	2.14%	8/31/2012	8/31/2013
Total Portfolio Warehouse Facilities	$142,192	$550,000

	As of December 31, 2011
	Amount drawn	Facility Amount	Advance Rate	Collateral (1)	Interest Rate (2)	Expiration Date	Final Maturity
	($ in thousands)
Portfolio Warehouse Facilities
Deutsche Bank Warehouse Facility	$39,000	$150,000	58%	110,000	2.54%	12/31/2012	12/31/2013
Wells Fargo Warehouse Facility	40,000	150,000	58%	78,500	2.53%	12/31/2013	12/31/2014
RBS Warehouse Facility	30,600	125,000	53%	100,400	1.88%	3/14/2013	3/14/2014
UBS Warehouse Facility	31,792	125,000	60%	105,500	2.18%	8/31/2012	8/31/2013
Total Portfolio Warehouse Facilities	$141,392	$550,000

(1)	Collateral represents underlying pools of finance receivables pledged to each facility.

(2)	Interest rate at period end equal to contractual benchmark plus index.
Deutsche Bank Warehouse Facility
We have a revolving warehouse facility with Deutsche Bank AG, New York Branch (Deutsche Bank). The amounts outstanding under the facility bear interest at LIBOR plus 2.25%. At June 30, 2012, we were in compliance with all financial covenants of this facility.
Wells Fargo Warehouse Facility
We have a revolving warehouse facility with Wells Fargo Bank, N.A. (Wells Fargo). The amounts outstanding under the facility bear interest at LIBOR plus 2.25%. At June 30, 2012, we were in compliance with all financial covenants of this facility.
RBS Warehouse Facility
We have a revolving warehouse facility with The Royal Bank of Scotland PLC (RBS). The amounts outstanding under the facility bear interest based on LIBOR plus 1.40% as of June 30, 2012 and lenders’ cost of funds thereunder plus 1.50% as of December 31, 2011. At June 30, 2012, we were in compliance with all financial covenants of this facility.
UBS Warehouse Facility

Tables of Contents

We have a revolving warehouse facility with UBS Real Estate Securities Inc. (UBS). The amounts outstanding under the facility bear interest at LIBOR plus 1.90%. At June 30, 2012, we were in compliance with all financial covenants of this facility.
Senior secured notes payable
In June 2010 we issued $200.0 million of 12.625% senior secured notes due 2017 (the “Senior Secured Notes”). The notes were issued with an original issuance price of 98.854%, resulting in an effective yield of 12.875%. Interest on the Senior Secured Notes is payable semi- annually in arrears on June 15th and December 15th of each year. As of June 30, 2012, we were in compliance with all financial covenants of the Senior Secured Notes.
Other secured notes payable
A summary of other secured notes payable follows:

	As of June 30, 2012
	Balance	Max Facility Capacity		Advance Rate		Interest Rate (1)	Expiration Date
	($ in thousands)
Other Secured Notes Payable
Revolving Inventory Facility	$64,320	$130,000		85%	(2)	3.74%	11/30/2014
Mortgage Note Payable	12,559	n/a		n/a		5.87%	3/31/2017
Real Estate Facility	12,659	25,000		70%		4.24%	10/24/2020
Equipment Note Payable	1,957	n/a		n/a		4.75%	4/30/2013
Total Other Secured Notes Payable	$91,495	$155,000
	As of December 31, 2011
	Balance	Max Facility Capacity		Advance Rate		Interest Rate (1)	Expiration Date
	($ in thousands)
Other Secured Notes Payable
Revolving Inventory Facility	$84,500	$140,000	(3)	85%	(2)	3.80%	11/30/2014
Mortgage Note Payable	12,661	n/a		n/a		5.87%	3/31/2017
Equipment Note Payable	2,135	n/a		n/a		4.75%	4/30/2013
Total Other Secured Notes Payable	$99,296	$140,000

(1)	Interest rate at period end equal to contractual benchmark plus index.

(2)	Advance rate is based on qualifying vehicle cost and is secured by our entire inventory.

(3)	Inclusive of a $10.0 million seasonal increase in the months of November through the end of January.

Revolving inventory facility
We have a revolving inventory line with Wells Fargo, Santander and Manheim Automotive Financial Services, Inc. The interest rate on the facility is based on the Daily One Month Libor rate plus 3.5%. At June 30, 2012, we were in compliance with all financial covenants of this facility.
Mortgage note payable
We have a mortgage note payable which is secured by our operations call center building in Mesa, Arizona (a commercial property). Terms of the note agreement provide for monthly principal and interest payments with a final balloon payment. At June 30, 2012, we were in compliance with all financial covenants of this loan.
Real Estate Facility
We have a seven year fully amortizing real estate facility with Wells Fargo. The amounts outstanding under the facility bear interest at LIBOR plus 4.0% as of June 30, 2012. At June 30, 2012, we were in compliance with all financial covenants of this facility, and the line was collateralized by nine properties.

Tables of Contents

Equipment note payable
We have an equipment note payable, which is secured by an aircraft and bears interest at the Prime rate plus 1.5%. Terms of the note agreement provide for monthly principal and interest payments with a final balloon payment. At June 30, 2012, we were in compliance with all financial covenants of this loan.

(6)	Related Party Transactions
During the three and six months ended June 30, 2012 and 2011, we recorded related party operating expenses as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
			(In thousands)
General and Administrative Expenses—Related Party
Property lease expense	$1,189	$1,318	$2,409	$2,720
Restricted stock compensation expense	465	930	930	1,859
Aircraft operating and lease expense	1,066	931	2,082	1,933
Salaries and wages, general & administrative and other expenses	105	368	333	510
Reimbursement of certain general and administrative expenses	(71)	(79)	(142)	(157)
Total General and Administrative Expenses—Related Party	$2,754	$3,468	$5,612	$6,865
Relationship with Verde Investments, Inc.
Verde Investments, Inc. (Verde) is an Arizona corporation that is wholly-owned by Mr. Garcia. Verde engages in the acquisition, development, and long-term investment in real estate and other commercial assets. Mr. Garcia is the principal stockholder, president and director of Verde. Transactions between us and Verde are described below.
Property lease expense
Included in property lease expense are costs of leases to Verde and certain store closing costs associated with related party leases. For the three and six months ended June 30, 2012 and 2011, we leased an average of 13 and 14 vehicle sales facilities, respectively, three reconditioning centers, one former loan servicing center (which is currently being subleased to third-party tenants), and our corporate office from Verde and another affiliate of Mr. Garcia (the Garcia Family Limited Liability Partnership, LLP). At June 30, 2012, three of these facilities are closed locations. For the three and six months ended June 30, 2011, we also leased one vehicle sales facility and one reconditioning center, from a director of DTAC, Steven Johnson, who is also Mr. Garcia’s brother-in-law. For the three and six months ended June 30, 2012 and 2011, we rented one vehicle sales facility from Stephen Fidel, the brother of Mr. Fidel, our President and CEO. At June 30, 2012, the maturity of all of these related party leases range from 2013 to 2023.
Restricted stock compensation expense
Restricted stock compensation expense represents stock compensation expense under a restricted stock agreement between DTAG, DTAC and our CEO, Ray Fidel.
Aircraft lease and operating expenses
We are party to a lease agreement for an aircraft with Verde under which we agreed to pay monthly lease payments of $150,000 plus taxes and are responsible for paying all operating costs and repairs and maintenance related to the aircraft. The lease expires in August, 2015.
Salaries and wages, general and administrative and other expenses
Certain general and administrative expenses and salaries and wages of Verde and Verde employees who are enrolled in our health plan are reflected in our general and administrative expenses—related party.

Reimbursement of general and administrative expenses
For each of the periods presented, we received reimbursement of certain general and administrative expenses incurred

Tables of Contents

by us on Verde’s behalf.
Interest Expense
During the three and six months ended June 30, 2011, we recorded related party interest expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Senior Secured Notes Interest Expense—Related Party
$45.0 million Senior Secured Notes Payable—Verde	$—	$1,040	$—	$2,460
$4.0 million Senior Secured Notes Payable—CEO	—	94	—	220
Total Senior Secured Notes Interest Expense—Related Party	$—	$1,134	$—	$2,680
During the six months ended June 30, 2011, we recorded related party interest expense associated with our June 2010 issuance of $200.0 million of Senior Secured Notes, an aggregate of $49.0 million of which were held by Verde and Mr. Fidel. In June 2011, Verde purchased Mr. Fidel’s portion of Senior Secured Notes, and Verde sold the Senior Secured Notes it held on the open market. As a result, at June 30, 2011, none of the Senior Secured Notes were held by a related party and interest expense during 2011 is related to the period they held the notes.
Subsequent to year end, Verde purchased $5.0 million of our Senior Secured Notes. Subsequent to this transaction, Mr. Fidel purchased $0.5 million of the notes purchased by Verde. For more information, see Note 11- Subsequent Events.

(7)	Income Taxes
The consolidated financial statements consist of DTAG and DTAC, which are both S corporations. Since DTAC and DTAG are flow-through entities for federal income tax purposes, there is no federal income tax expense related to the income of DTAC and DTAG, other than for one of DTAG’s wholly-owned subsidiaries, which is a C corporation. The taxable income flows through to our shareholders who are responsible for paying the associated taxes. Although most states follow the federal recognition of S corporation status, some states do impose an entity level tax on that income; therefore, the tax expense is adjusted accordingly. Income tax liability was $0.1 million and $0.5 million as of June 30, 2012, and December 31, 2011, respectively.

(8)	Shareholders’ Equity, Dividends & Stock Compensation
Since DTAG and DTAC are consolidated for financial reporting purposes, we are required to separately present the non-controlling equity interest of the VIE (DTAC) on the condensed consolidated balance sheets and condensed consolidated statements of operations for all periods presented. The non-controlling interest is DTAC’s GAAP equity and income for the periods presented and there are no third-party competing interests in DTAC. For the amounts of assets, liabilities, revenue, and income of DTAC consolidated into DTAG at June 30, 2012, see Note 13- Supplemental Consolidating Financial Information.
Certain of our debt facilities place restrictions on the amount of cash dividends we are permitted to pay to our shareholders. Per our lending agreements, we are permitted to pay cash dividends limited to an amount not greater than the percentage of S corporation taxable income for such quarterly period equal to the highest combined federal, state, and/or local tax rate for individuals, plus 50% of the difference between pre-tax earnings less amounts paid for tax.
During the six months ended June 30, 2012 , we paid $25.7 million in dividends related to 2011 and first quarter 2012 income. We did not have any approved but unpaid dividends at June 30, 2012. However, we had approximately $19.1 million of dividends available to be distributed from second quarter 2012 earnings. The board of directors approved $19.1 million of dividends for payment subsequent to June 30, 2012. Refer to Note 11—Subsequent Events for further information.
For the six months ended June 30, 2012 and 2011, we recorded $0.9 million and $1.9 million, respectively, in restricted stock compensation expense associated with the December 2010 Restricted Stock Agreements between Mr. Fidel and each of DTAG and DTAC. The stock compensation recorded for these periods also credited our Paid-in Capital accounts for both companies during these periods.

(9)	Commitments and Contingencies

Tables of Contents

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Warranty Accrual Activity
Balance, Beginning of Period	$27,436	$22,944	$24,004	$17,936
Warranty Expense	3,992	5,698	11,433	13,279
Warranty Claims Paid	(5,650)	(3,458)	(9,659)	(6,031)
Balance, End of Period	$25,778	$25,184	$25,778	$25,184
Operating leases
At June 30, 2012, we lease the majority of our dealership and reconditioning center locations. We also lease our corporate office in Phoenix, Arizona, and operations collections facilities in Dallas, Texas, Orlando, Florida, and Richmond, Virginia. As each lease matures, we evaluate the existing location to determine whether the dealership should be relocated to another site in the region closer in proximity to new car franchises and/or higher traffic retail areas. As of June 30, 2012, we had approximately $72.4 million in aggregate operating lease obligations.
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
On April 12, 2012, the Consumer Financial Protection Bureau (the “CFPB”) delivered a Civil Investigative Demand to DTAG requesting that DTAG produce certain documents and information and answer questions relating to certain components of the business of DTAG and its affiliates. The CFPB has not alleged a violation by DTAG of any law and DTAG is cooperating with the CFPB's requests for information. We are currently in the process of providing the documents and information requested by the CFPB.
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

Tables of Contents

settlement of the instruments could be significantly different.
The following is a summary of carrying value and fair value of our financial instruments for each period presented:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Finance Receivables, net (1)	$1,385,432	$1,482,043	$1,258,118	$1,339,049
Securitization Debt	699,448	713,233	679,031	675,231
Portfolio Term Residual Financing	100,000	100,000	100,000	100,000
Pooled Auto Loan Program Financings	—	—	3,603	3,700
Portfolio Warehouse Facilities	142,192	142,192	141,392	141,392
Senior Secured Notes Payable	198,185	217,013	198,058	210,932
Revolving Inventory Facility	64,320	64,320	84,500	84,500
Mortgage Note Payable	12,559	11,800	12,661	11,800
Equipment Note Payable	1,957	2,100	2,135	2,100
Real Estate Facility	12,659	12,659	—	—

(1)	Represents finance receivable principal balances, plus accrued interest, less the allowance for credit losses.
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
Securitization debt
At June 30, 2012 and 2011, the fair value of securitization debt was determined using a third-party quoted market price.
Portfolio term residual financing
This facility allows for maximum borrowings under a term component of $100.0 million bearing a fixed rate of interest of 8.62%. This facility was amended in September 2011and we have the ability to pre-pay the facility at any time without penalty; therefore, we believe the fair value of this debt approximates carrying value at June 30, 2012.
Pooled auto loan program financings
The fair value of PALP debt at December 31, 2011, was based on third-party discounted cash flow using market interest rates for this debt.
Portfolio warehouse facilities
The portfolio warehouse facilities are short term in nature and the interest rates adjust in conjunction with the lender’s cost of funds or 30-day LIBOR. The DB Warehouse Facility was renewed in December 2011. The UBS Warehouse Facility was renewed in May 2011. The RBS Warehouse Facility was renewed in March 2012. The Wells Fargo Warehouse Facility was newly executed in December 2011. Since these warehouse facilities were recently renewed or executed and contain a floating market rate of interest, we believe the fair value of these facilities approximate carrying value at June 30, 2012 and December 31, 2011.
Senior secured notes payable
The fair value of senior secured notes payable at June 30, 2012, and December 31, 2011 was determined using third-party quoted market prices.

Tables of Contents

Revolving inventory facility
At June 30, 2012 and December 31, 2011, the fair value of the inventory facility was deemed to be the carrying value since this facility was executed in November 2011 and contains a floating market rate of interest.
Mortgage note payable
At June 30, 2012, and December 31, 2011, the fair value of this note was determined using third-party market prices for similar commercial real estate mortgages.
Equipment note payable
At June 30, 2012, and December 31, 2011, the fair value of the equipment note payable was determined using third-party discounted cash flow using market interest rates for this debt.
Real estate facility
At June 30, 2012 and December 31, 2011, the fair value of the real estate facility was deemed to be the carrying value since this facility was executed in April 2012 and contains a floating market rate of interest.

(11)	Subsequent Events
In July 2012, we completed a securitization transaction (2012-2) by issuing $247.2 million of asset backed securities. All of the bonds, collateralized by approximately $300.0 million of finance receivables, will be sold to third parties. The asset backed securities were rated by S&P and DBRS with credit ratings from AAA to BBB. The initial weighted average coupon of these four tranches is 2.80%.
In August 2012, the board of directors approved, and the Company paid approximately $19.1 million of dividends. These dividends related to earnings from the second quarter of 2012.
In August 2012, Verde purchased $5.0 million of the DriveTime 12.625% Senior Secured Notes on the open market, at a purchase price of $111.0 to par, plus accrued interest. Subsequent to this transaction, Mr. Fidel purchased $0.5 million of the notes purchased by Verde at an identical purchase price.

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

In May 2011, the FASB issued an accounting pronouncement related to fair value measurements (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This pronouncement did not have a material effect on our consolidated financial statements since we do not carry our financial instruments at fair value.

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
The following tables present condensed consolidating balance sheets as of June 30, 2012, and December 31, 2011; and condensed consolidating statements of income and cash flows for the three and six months ended June 30, 2012 and 2011 for (i) DTAG and DTAC, —the co-issuers of the Senior Secured Notes, (ii) the separate DTAG and DTAC guarantor subsidiaries on a combined basis, (iii) the separate DTAG and DTAC non-guarantor subsidiaries on a combined basis, (iv) elimination

Tables of Contents

adjustments, and (v) total consolidated amounts. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management believes that such information is not material to the senior note holders. Consolidating adjustments include elimination of investment in subsidiaries, elimination of intercompany accounts; elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and elimination of equity in earnings (losses) of subsidiaries. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.
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

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Balance Sheets
June 30, 2012
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
ASSETS
Cash and Cash Equivalents	$4,467	$169	$5	$—	$4,641	$72	$282	$18,161	$—	$18,515	$—	$23,156
Restricted Cash and Investments Held in Trust	—	—	—	—	—	26,067	80,338	—	—	106,405	—	106,405
Finance Receivables	—	—	—	—	—	—	—	1,647,337	—	1,647,337	—	1,647,337
Allowance for Credit Losses	—	—	—	—	—	—	—	(244,811)	—	(244,811)	—	(244,811)
Finance Receivables, Net	—	—	—	—	—	—	—	1,402,526	—	1,402,526	—	1,402,526
Dealer Finance Receivables	—	—	—	—	—	11,633	—	—	—	11,633	—	11,633
Inventory	136,461	—	—	—	136,461	—	—	—	—	—	—	136,461
Property and Equipment, Net	65,433	—	—	—	65,433	6,182	15,424	3,008	—	24,614	—	90,047
Investments in Subsidiaries	—	—	512,574	(512,574)	—	—	—	352,339	(352,339)	—	—	—
Other Assets	813,428	25,672	347,010	(731,035)	455,075	155,179	1,203,353	299,749	(1,369,954)	288,327	(688,389)	55,013
Total Assets	$1,019,789	$25,841	$859,589	$(1,243,609)	$661,610	$199,133	$1,299,397	$2,075,783	$(1,722,293)	$1,852,020	$(688,389)	$1,825,241
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$13,859	$—	$—	$—	$13,859	$—	$—	$—	$—	$—	$—	$13,859
Accrued Expenses and Other Liabilities	441,538	332	606,496	(731,036)	317,330	152,101	5,173	1,648,129	(1,349,457)	455,946	(688,389)	84,887
Portfolio Term Financings	—	—	—	—	—	—	819,944	—	(20,496)	799,448	—	799,448
Portfolio Warehouse Facilities	—	—	—	—	—	—	142,192	—	—	142,192	—	142,192
Senior Secured Notes Payable	—	—	99,093	—	99,093	—	—	99,092	—	99,092	—	198,185
Other Secured Notes Payable	64,320	12,659	—	—	76,979	1,957	12,559	—	—	14,516	—	91,495
Total Liabilities	519,717	12,991	705,589	(731,036)	507,261	154,058	979,868	1,747,221	(1,369,953)	1,511,194	(688,389)	1,330,066
Shareholders’ Equity:
Total Shareholders’ Equity	500,072	12,850	154,000	(512,573)	154,349	45,075	319,529	328,562	(352,340)	340,826	—	495,175
Total Liabilities & Shareholders’ Equity	$1,019,789	$25,841	$859,589	$(1,243,609)	$661,610	$199,133	$1,299,397	$2,075,783	$(1,722,293)	$1,852,020	$(688,389)	$1,825,241

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Balance Sheets
December 31, 2011
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
ASSETS
Cash and Cash Equivalents	$2,869	$595	$5	$—	$3,469	$52	$396	$22,013	$—	$22,461	$—	$25,930
Restricted Cash and Investments Held in Trust	—	—	—	—	—	22,517	77,199	—	—	99,716	—	99,716
Finance Receivables	—	—	—	—	—	—	—	1,495,340	—	1,495,340	—	1,495,340
Allowance for Credit Losses	—	—	—	—	—	—	—	(221,533)	—	(221,533)	—	(221,533)
Finance Receivables, Net	—	—	—	—	—	—	—	1,273,807	—	1,273,807	—	1,273,807
Dealer Finance Receivables	—	—	—	—	—	24	—	—	—	24	—	24
Inventory	212,247	—	—	—	212,247	—	—	—	—	—	—	212,247
Property and Equipment, Net	67,579	—	—	—	67,579	4,085	16,029	2,976	—	23,090	—	90,669
Investments in Subsidiaries	—	—	613,599	(613,599)	—	—	—	388,967	(388,967)	—	—	—
Other Assets	1,316,421	12,840	242,936	(724,386)	847,811	705,731	1,176,065	783,441	(1,891,941)	773,296	(1,556,671)	64,436
Total Assets	$1,599,116	$13,435	$856,540	$(1,337,985)	$1,131,106	$732,409	$1,269,689	$2,471,204	$(2,280,908)	$2,192,394	$(1,556,671)	$1,766,829
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$9,759	$—	$—	$—	$9,759	$—	$—	$—	$—	$—	$—	$9,759
Accrued Expenses and Other Liabilities	904,341	352	608,647	(724,386)	788,954	647,665	6,148	2,063,190	(1,871,445)	845,558	(1,556,671)	77,841
Portfolio Term Financings	—	—	—	—	—	—	803,130	—	(20,496)	782,634	—	782,634
Portfolio Warehouse Facilities	—	—	—	—	—	—	141,392	—	—	141,392	—	141,392
Senior Secured Notes Payable	—	—	99,029	—	99,029	—	—	99,029	—	99,029	—	198,058
Other Secured Notes Payable	84,500	—	—	—	84,500	2,135	12,661	—	—	14,796	—	99,296
Total Liabilities	998,600	352	707,676	(724,386)	982,242	649,800	963,331	2,162,219	(1,891,941)	1,883,409	(1,556,671)	1,308,980
Shareholders’ Equity:
Total Shareholders’ Equity	600,516	13,083	148,864	(613,599)	148,864	82,609	306,358	308,985	(388,967)	308,985	—	457,849
Total Liabilities & Shareholders’ Equity	$1,599,116	$13,435	$856,540	$(1,337,985)	$1,131,106	$732,409	$1,269,689	$2,471,204	$(2,280,908)	$2,192,394	$(1,556,671)	$1,766,829

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Operations
Three Months Ended June 30, 2012
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$226,124	$—	$—	$—	$226,124	$—	$—	$—	$—	$—	$—	$226,124
Interest Income	—	—	—	—	—	—	66,268	75,933	(66,571)	75,630	—	75,630
Dealer Finance and Other Income	—	—	—	—	—	448	—	—	—	448	—	448
Other Revenue	11,290	—	10,087	—	21,377	15,826	—	737	(15,807)	756	(22,133)	—
Equity in Income of Subsidiaries	—	—	55,099	(55,099)	—	—	—	30,226	(30,226)	—	—	—
Total Revenue	237,414	—	65,186	(55,099)	247,501	16,274	66,268	106,896	(112,604)	76,834	(22,133)	302,202
Costs and Expenses:
Cost of Used Vehicles Sold	148,254	—	—	—	148,254	—	—	—	—	—	—	148,254
Provision for Credit Losses	—	—	—	—	—	—	—	51,387	—	51,387	—	51,387
Portfolio Debt Interest Expense	—	—	—	—	—	—	10,564	—	—	10,564	—	10,564
Non-Portfolio Debt Interest Expense	719	112	27	—	858	24	494	10,225	(303)	10,440	(10,210)	1,088
Senior Secured Notes Interest Expense	—	—	3,305	—	3,305	—	—	3,305	—	3,305	—	6,610
Selling and Marketing	6,283	—	—	—	6,283	28	—	—	—	28	—	6,311
General and Administrative	23,042	(801)	2,315	—	24,556	14,761	13,696	18,093	(15,807)	30,743	(11,923)	43,376
Depreciation Expense	4,216	—	—	—	4,216	356	128	319	—	803	—	5,019
Total Costs and Expenses	182,514	(689)	5,647	—	187,472	15,169	24,882	83,329	(16,110)	107,270	(22,133)	272,609
Income before Income Taxes	54,900	689	59,539	(55,099)	60,029	1,105	41,386	23,567	(96,494)	(30,436)	—	29,593
Income Tax Expense (Benefit)	—	104	38	—	142	—	—	125	—	125	—	267
Net Income	$54,900	$585	$59,501	$(55,099)	$59,887	$1,105	$41,386	$23,442	$(96,494)	$(30,561)	$—	$29,326

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

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Operations
Six Months Ended June 30, 2012
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$523,259	$—	$—	$—	$523,259	$—	$—	$—	$—	$—	$—	$523,259
Interest Income	—	—	—	—	—	—	129,758	146,764	(130,364)	146,158	—	146,158
Dealer Finance and Other Income	—	—	—	—	—	623	—	—	—	623	—	623
Other Revenue	22,703	—	16,847	—	39,550	30,351	—	1,306	(30,311)	1,346	(40,896)	—
Equity in Income of Subsidiaries	—	—	131,609	(131,609)	—	—	—	69,445	(69,445)	—	—	—
Total Revenue	545,962	—	148,456	(131,609)	562,809	30,974	129,758	217,515	(230,120)	148,127	(40,896)	670,040
Costs and Expenses:
Cost of Used Vehicles Sold	345,416	—	—	—	345,416	—	—	—	—	—	—	345,416
Provision for Credit Losses	—	—	—	—	—	—	—	111,729	—	111,729	—	111,729
Portfolio Debt Interest Expense	—	—	—	—	—	—	20,918	—	—	20,918	—	20,918
Non-Portfolio Debt Interest Expense	1,534	112	37	—	1,683	48	988	18,641	(620)	19,057	(18,609)	2,131
Senior Secured Notes Interest Expense	—	—	6,608	—	6,608	—	—	6,608	—	6,608	—	13,216
Selling and Marketing	15,687	—	—	—	15,687	93	—	—	—	93	—	15,780
General and Administrative	43,778	(1,107)	4,429	—	47,100	29,967	26,109	37,522	(30,311)	63,287	(22,287)	88,100
Depreciation Expense	8,426	—	—	—	8,426	615	283	646	—	1,544	—	9,970
Total Costs and Expenses	414,841	(995)	11,074	—	424,920	30,723	48,298	175,146	(30,931)	223,236	(40,896)	607,260
Income before Income Taxes	131,121	995	137,382	(131,609)	137,889	251	81,460	42,369	(199,189)	(75,109)	—	62,780
Income Tax Expense (Benefit)	—	160	146	—	306	—	—	353	—	353	—	659
Net Income	$131,121	$835	$137,236	$(131,609)	$137,583	$251	$81,460	$42,016	$(199,189)	$(75,462)	$—	$62,121

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Operations
Six Months Ended June 30, 2011
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$468,480	$—	$—	$—	$468,480	$—	$—	$—	$—	$—	$—	$468,480
Interest Income	—	—	—	—	—	—	122,735	140,391	(123,345)	139,781	—	139,781
Other Revenue	16,069	—	14,499	—	30,568	44,171	—	1,050	(44,171)	1,050	(31,618)	—
Equity in Income of Subsidiaries	—	—	130,356	(130,356)	—	—	—	90,720	(90,720)	—	—	—
Total Revenue	484,549	—	144,855	(130,356)	499,048	44,171	122,735	232,161	(258,236)	140,831	(31,618)	608,261
Costs and Expenses:
Cost of Used Vehicles Sold	297,537	—	—	—	297,537	—	—	—	—	—	—	297,537
Provision for Credit Losses	—	—	—	—	—	—	—	93,026	—	93,026	—	93,026
Portfolio Debt Interest Expense	—	—	—	—	—	—	22,707	102	—	22,809	—	22,809
Non-Portfolio Debt Interest Expense	1,006	—	(134)	—	872	56	995	139,225	(123,345)	16,931	(16,432)	1,371
Senior Secured Notes Interest Expense	—	—	6,682	—	6,682	—	—	6,683	—	6,683	—	13,365
Selling and Marketing	13,382	—	—	—	13,382	—	—	8	—	8	—	13,390
General and Administrative	36,947	(922)	6,284	—	42,309	26,919	24,857	51,411	(44,171)	59,016	(15,186)	86,139
Depreciation Expense	5,933	—	—	—	5,933	356	296	594	—	1,246	—	7,179
Total Costs and Expenses	354,805	(922)	12,832	—	366,715	27,331	48,855	291,049	(167,516)	199,719	(31,618)	534,816
Income before Income Taxes	129,744	922	132,023	(130,356)	132,333	16,840	73,880	(58,888)	(90,720)	(58,888)	—	73,445
Income Tax Expense (Benefit)	—	310	(81)	—	229	—	—	620	—	620	—	849
Net Income	$129,744	$612	$132,104	$(130,356)	$132,104	$16,840	$73,880	$(59,508)	$(90,720)	$(59,508)	$—	$72,596

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
Six Months Ended June 30, 2012
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$131,121	$835	$137,236	$(131,609)	$137,583	$251	$81,460	$42,016	$(199,189)	$(75,462)	$—	$62,121
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	111,729	—	111,729	—	111,729
Depreciation Expense	8,426	—	—	—	8,426	615	283	646	—	1,544	—	9,970
Amortization of Debt Issuance Costs and Debt Premium and Discount	33	—	296	—	329	—	3,241	294	—	3,535	—	3,864
Non-Cash Compensation Expense-Related Party	—	—	465	—	465	—	—	465	—	465	—	930
Loss (Gain) from Disposal of Property and Equipment	(90)	—	—	—	(90)	(25)	—	—	—	(25)	—	(115)
Originations of Finance Receivables	—	—	—	—	—	—	—	(520,378)	—	(520,378)	—	(520,378)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	—	282,442	—	282,442	—	282,442
Change in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(2,512)	—	(2,512)	—	(2,512)
(Increase) Decrease in Inventory	75,786	—	—	—	75,786	—	—	—	—	—	—	75,786
(Increase) Decrease in Other Assets	271,789	(13,900)	(135,840)	138,258	260,307	512,768	253,719	522,911	(672,998)	616,400	(868,282)	8,425
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	(458,794)	(20)	(2,151)	(6,649)	(467,614)	(495,561)	(977)	(415,062)	521,987	(389,613)	868,282	11,055

Net Cash Provided By (Used In) Operating Activities	28,271	(13,085)	6	—	15,192	18,048	337,726	22,551	(350,200)	28,125	—	43,317
Cash Flows from Investing Activities:
Origination of Dealer Finance Receivables	—	—	—	—	—	(12,249)	—	—	—	(12,249)	—	(12,249)
Collections and Recoveries of Dealer Finance Receivables	—	—	—	—	—	640	—	—	—	640	—	640
Proceeds from Disposal of Property and Equipment	639	—	—	—	639	119	—	22	—	141	—	780
Purchase of Property and Equipment	(6,740)	—	—	—	(6,740)	(2,810)	322	(695)	—	(3,183)	—	(9,923)
Net Cash Provided By (Used In) Investing Activities	(6,101)	—	—	—	(6,101)	(14,300)	322	(673)	—	(14,651)	—	(20,752)
Cash Flows from Financing Activities:
Increase (Decrease) in Restricted Cash	—	—	—	—	—	(3,550)	1,330	—	—	(2,220)	—	(2,220)
Deposits into Investments Held in Trust	—	—	—	—	—	—	(4,500)	—	—	(4,500)	—	(4,500)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	31	—	—	31	—	31
Additions to Portfolio Term Financings	—	—	—	—	—	—	235,046	—	—	235,046	—	235,046
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(218,108)	—	—	(218,108)	—	(218,108)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	437,300	—	—	437,300	—	437,300
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(436,500)	—	—	(436,500)	—	(436,500)
Additions to Other Secured Notes Payable	—	12,968	—	—	12,968	—	—	—	—	—	—	12,968
Repayment of Other Secured Notes Payable	(20,180)	(309)	—	—	(20,489)	(178)	(102)	—	—	(280)	—	(20,769)
Payment of Debt Issuance Costs	(392)	—	(6)	—	(398)	—	(2,459)	(6)	—	(2,465)	—	(2,863)
Dividend Distributions	—	—	—	—	—	—	(350,200)	(25,724)	350,200	(25,724)	—	(25,724)
Net Cash Provided By (Used In) Financing Activities	(20,572)	12,659	(6)	—	(7,919)	(3,728)	(338,162)	(25,730)	350,200	(17,420)	—	(25,339)
Net Increase (Decrease) in Cash and Cash Equivalents	1,598	(426)	—	—	1,172	20	(114)	(3,852)	—	(3,946)	—	(2,774)
Cash and Cash Equivalents at Beginning of Period	2,869	595	5	—	3,469	52	396	22,013	—	22,461	—	25,930
Cash and Cash Equivalents at End of Period	$4,467	$169	$5	$—	$4,641	$72	$282	$18,161	$—	$18,515	$—	$23,156

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
Six Months Ended June 30, 2011
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$129,744	$612	$132,104	$(130,356)	$132,104	$16,840	$73,880	$(59,508)	$(90,720)	$(59,508)	$—	$72,596
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	93,026	—	93,026	—	93,026
Depreciation Expense	5,933	—	—	—	5,933	356	296	594	—	1,246	—	7,179
Amortization of Debt Issuance Costs and Debt Premium and Discount	251	—	286	—	537	—	6,028	286	—	6,314	—	6,851
Non-Cash Compensation Expense-Related Party	—	—	929	—	929	—	—	930	—	930	—	1,859
Loss (Gain) from Disposal of Property and Equipment	(76)	—	—	—	(76)	—	—	(5)	—	(5)	—	(81)
Originations of Finance Receivables	—	—	—	—	—	—	—	(460,076)	—	(460,076)	—	(460,076)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	—	269,010	—	269,010	—	269,010
Decrease in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(2,162)	—	(2,162)	—	(2,162)
(Increase) Decrease in Inventory	5,726	—	—	—	5,726	—	—	—	—	—	—	5,726
(Increase) Decrease in Other Assets	(379,672)	(1,499)	(264,364)	257,634	(387,901)	(229,968)	380,494	(259,202)	(7,672)	(116,348)	506,541	2,292
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	259,850	764	129,719	(125,778)	264,555	216,332	(16,259)	445,263	(376,988)	268,348	(506,541)	26,362
Net Cash Provided By (Used In) Operating Activities	21,756	(123)	(1,326)	1,500	21,807	3,560	444,439	28,156	(475,380)	775	—	22,582
Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	213	—	—	—	213	54	—	19	—	73	—	286
Purchase of Property and Equipment	(20,450)	—	—	—	(20,450)	(155)	(12)	(202)	—	(369)	—	(20,819)
Net Cash Provided By (Used In) Investing Activities	(20,237)	—	—	—	(20,237)	(101)	(12)	(183)	—	(296)	—	(20,533)
Cash Flows from Financing Activities:
Increase (Decrease) in Restricted Cash	5	—	—	—	5	(3,161)	24,084	—	—	20,923	—	20,928
Deposits into Investments Held in Trust	—	—	—	—	—	—	(8,699)	—	—	(8,699)	—	(8,699)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	(18,367)	—	—	(18,367)	—	(18,367)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	475,000	—	—	475,000	—	475,000
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(753,600)	—	—	(753,600)	—	(753,600)
Additions to Portfolio Term Financings	—	—	—	—	—	—	461,061	—	—	461,061	—	461,061
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(143,286)	—	—	(143,286)	—	(143,286)
Additions to Other Secured Notes Payable	—	—	1,500	(1,500)	—	—	—	—	—	—	—	—
Repayment of Other Secured Notes Payable	—	—	—	—	—	(171)	(98)	—	—	(269)	—	(269)
Payment of Debt Issuance Costs	—	—	(169)	—	(169)	—	(5,196)	(169)	—	(5,365)	—	(5,534)
Dividend Distributions	—	—	—	—	—	(350)	(475,030)	(25,859)	475,380	(25,859)	—	(25,859)
Net Cash Provided By (Used In) Financing Activities	5	—	1,331	(1,500)	(164)	(3,682)	(444,131)	(26,028)	475,380	1,539	—	1,375
Net Increase (Decrease) in Cash and Cash Equivalents	1,524	(123)	5	—	1,406	(223)	296	1,945	—	2,018	—	3,424
Cash and Cash Equivalents at Beginning of Period	3,588	322	—	—	3,910	285	515	18,967	—	19,767	—	23,677
Cash and Cash Equivalents at End of Period	$5,112	$199	$5	$—	$5,316	$62	$811	$20,912	$—	$21,785	$—	$27,101

Tables of Contents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Overview
We are the leading used vehicle retailer in the United States with a sole focus on the sale and financing of quality vehicles to the subprime market. Through our branded dealerships, we provide our customers with a comprehensive end-to-end solution for their automotive needs, including the sale, financing, and maintenance of their vehicles. As of June 30, 2012, we owned and operated 88 dealerships and 16 reconditioning facilities in 17 states. For the six months ended June 30, 2012, we sold 33,812 vehicles, generated $670.0 million of total revenue (sales revenue and interest income combined) and $108.7 million of Adjusted EBITDA. We provide our customers with financing for substantially all of the vehicles we sell. We do not utilize third-party finance companies or banks to finance vehicles for our customers, and many of our customers may be unable to obtain financing to purchase a vehicle from another company, therefore financing is an essential component of the services that we provide to our customers. As of June 30, 2012, our loan portfolio had a total outstanding principal balance of $1.6 billion. We maintain our loan portfolio and related financings on our balance sheet.
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
Select information regarding our dealerships is as follows:

	Six Months Ended
	June 30, 2012		As of June 30, 2012
State	# of Units Sold	Percent of Unit Sales Volume	Number of Stores	Number of Reconditioning Facilities	# of Active Loans	Loan Principal	% of Portfolio
Texas	7,236	21.4%	17	4	34,674	$364,417	22.5%
Florida	4,681	13.8%	15	2	23,621	250,114	15.5%
North Carolina	3,133	9.3%	9	1	14,511	167,230	10.4%
Georgia	2,770	8.2%	7	1	10,986	120,993	7.5%
Arizona	2,409	7.2%	6	1	11,036	119,848	7.4%
Tennessee	2,129	6.3%	5	1	5,006	72,642	4.5%
Virginia	1,919	5.7%	6	1	10,547	110,137	6.8%
Alabama	1,404	4.2%	3	—	2,822	37,230	2.3%
California	1,410	4.2%	4	1	7,164	75,127	4.6%
South Carolina	1,379	4.1%	3	—	4,132	67,155	4.2%
Nevada	1,261	3.7%	2	1	6,338	66,299	4.1%
New Mexico	994	2.9%	3	1	5,317	54,133	3.3%
Oklahoma	853	2.5%	2	—	2,608	40,667	2.5%
Indiana	693	2.0%	2	1	1,183	10,642	0.7%
Colorado	556	1.6%	2	1	3,644	38,618	2.4%
Mississippi	519	1.5%	1	—	888	12,794	0.8%
Ohio	466	1.4%	1	—	544	8,119	0.5%
	33,812	100.0%	88	16	145,021	$1,616,165	100.0%

Tables of Contents

Our integrated business model is focused on giving our customers the ability to acquire quality used vehicles through six key activities:

•
Vehicle acquisition. We acquire inventory primarily from used vehicle auctions. Our centralized vehicle selection strategy takes into account many factors, including the retail value, age, and costs of buying, reconditioning, and delivering the vehicle for resale, along with buyer affordability and desirability. At June 30, 2012, we employed 35 buyers who averaged 5 years of experience with us. For the six months ended June 30, 2012, we purchased 31,000 vehicles from auctions nationwide.

•
Vehicle reconditioning and distribution. Subsequent to acquisition, vehicles are transported to one of our 16 regional reconditioning facilities, where we recondition the vehicles and perform a rigorous multi-point inspection for safety and operability. During the six months ended June 30, 2012, we spent approximately $1,600 in reconditioning costs per vehicle sold, including parts and labor. Upon passing our quality assurance testing, we determine the distribution of vehicles to our dealerships based on current inventory mix and levels, along with sales patterns at each dealership.

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

•
Loan servicing. We perform all servicing functions for our loan portfolio, from collections through the resale of repossessed vehicles. Customers can make cash payments through an electronic payment network at over 3,900 Wal-Mart stores and more than 24,000 other locations nationwide. Customers can also make payments through traditional payment methods such as check, money order, bill-pay and ACH. Our experienced collection staff utilizes our proprietary collection software, which we developed specifically for subprime auto loans. We use behavioral models designed to predict payment habits, as well as automated dialer and messaging systems to enhance collection efficiency. We utilize our vehicle acquisition and sales expertise in representing repossessed vehicles at auction in order to maximize the recovery value of repossessed vehicles.

•
After sale support. After-sale support consists of our DriveCare® limited warranty: a 36 month / 36,000 mile warranty, including three oil changes a year at Sears Automotive and other locations and 24/7 roadside assistance on each vehicle we sell. We self-administer and insure our warranty program through our in-house team of customer service representatives, including warranty claim specialists, who are certified mechanics, and our pre-approved vendor network of independent third-party repair facilities.

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

Tables of Contents

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
In general terms, each dealer agreement is a form of cash flow sharing arrangement. The dealer agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on customer loans from the dealership to GO. The dealer agreement states that as cash payments are received from the underlying customer loans, twenty percent (20%) of the cash is allocated to GO as a return covering both GO’s interest income on the Dealer Advance and servicing fee related to the customer loan. Eighty percent (80%) of the cash is allocated first to repayment of incremental and direct servicing expenses incurred by GO and then allocated to the pay down of the Dealer Advance. Once all Dealer Advances within a pool have been repaid in full, the future payments received from customers continue to be allocated twenty percent (20%) to GO, however the remaining eighty percent (80%), net of any incremental and direct servicing expenses, is paid to the dealership.
We believe this indirect lending program provides an opportunity for independent dealerships to sell additional vehicles to customers with subprime credit, and provides us with incremental profitability to supplement our existing operations.

Second Quarter 2012 Highlights

•	Total revenue increased 9.7% to $302.2 million, compared to second quarter 2011.

•	Unit sales increased 7.5% to 14,667 vehicles sold, compared to second quarter 2011.

•	Originations increased 12.9% to $227.4 million, compared to second quarter 2011.

•	GO Financial increased its dealer base to 121 dealers and funded $7.2 million in dealer advances.

•	In April 2012, we completed our 42nd securitization transaction (2012-1) by issuing $235.0 million of asset backed securities, collateralized by approximately $300.0 million of finance receivables.

•	In April 2012, we executed an agreement with Wells Fargo for a $25.0 million real estate credit facility.
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

Tables of Contents

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

Factors Affecting Comparability
We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
New business line
In December 2011, we launched GO Financial. GO provides indirect subprime auto financing to non-DriveTime dealers, focusing primarily in markets where we do not have existing DriveTime dealerships. This business line was launched during our fourth quarter 2011 and was not material to our financial results, however in 2012, we expect that GO’s originations of dealer financings will continue to grow. Growth of GO will increase our total revenue and portfolio size over time; however, GO is not expected to have a significant net impact to our consolidated results for 2012. Further, GO will incur operating expense as it hires personnel, organizes and registers in various states with various regulatory authorities, and incurs other costs of doing business thereby increasing our general and administrative expenses.
Modification to Charge-off Policy
Prior to December 2011, loans were charged-off at 91 days contractually past due at month end. In December 2011, we made a modification to our charge-off policy. Under our new policy, we charge-off the entire principal balance of receivables that are contractually 91 or more days past due at the end of a month, unless the customer has made a qualifying minimum payment within the previous 30 days from month-end, in which case the customer loan would not charge-off until 121 days contractually past due. This change in policy was made as a result of a change in delinquency patterns, partially resulting from a fully centralized collections environment, and an analysis which indicated that loans which have made a payment within 30 days, are collectible, therefore, should not be charged-off. Although the change in policy may cause our delinquencies to be higher than historical rates, we do not expect this change to have a significant impact on 2012 charge-offs or the allowance as a percent of principal outstanding.
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
The following table sets forth our results of operations for the periods indicated:

Tables of Contents

	As of and for the		As of and for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands except per unit data)
Consolidated Statement of Operations Data:
Total revenue	$302,202	$275,405	$670,040	$608,261
Total costs and expenses	$272,609	$242,975	$607,260	$534,816
Income before income taxes	$29,593	$32,430	$62,780	$73,445
Net Income	$29,326	$32,093	$62,121	$72,596
Other Financial Data:
EBITDA (1)	$52,874	$54,313	$109,015	$118,169
Adjusted EBITDA (1)	$52,538	$54,977	$108,717	$120,118
Dealerships:
Dealerships in operation at end of period	88	86	88	86
Average number of vehicles sold per dealership per month	56	53	63	62
Retail Sales:
Number of used vehicles sold	14,667	13,639	33,812	31,734
Average age of vehicles sold (in years)	6.0	5.6	5.9	5.3
Average mileage of vehicles sold	85,214	80,028	82,425	76,431
Per vehicle sold data:
Average sales price	$15,417	$14,913	$15,476	$14,763
Average cost of vehicle sold	$(10,108)	$(9,708)	$(10,216)	$(9,376)
Average gross margin	$5,309	$5,205	$5,260	$5,387
Gross margin percentage	34.4%	34.9%	34.0%	36.5%
Loan Portfolio:
Principal balances originated	$227,408	$201,432	$520,378	$460,076
Average amount financed per origination	$15,632	$14,720	$15,529	$14,540
Number of loans outstanding—end of period	145,021	142,185	145,021	142,185
Principal outstanding—end of period	$1,616,165	$1,493,882	$1,616,165	$1,493,882
Average principal outstanding	$1,589,023	$1,473,187	$1,536,554	$1,435,175
Average effective yield on portfolio (2)	19.4%	19.6%	19.7%	19.5%
Allowance for credit losses as a percentage of portfolio principal	15.1%	14.9%	15.1%	14.9%
Portfolio performance data:
Portfolio delinquencies over 30 days (3)	9.8%	8.2%	9.8%	8.2%
Principal charged-off as a percentage of outstanding principal	4.6%	4.3%	10.1%	9.7%
Recoveries as a percentage of principal charged-off	40.3%	44.5%	43.3%	43.8%
Net charge-offs as a percentage of average principal (4)	2.7%	2.4%	5.7%	5.4%
Financing and Liquidity:
Unrestricted cash and availability (5)	$256,787	$201,790	$256,787	$201,790
Ratio of net debt to shareholders’ equity (6)	2.3x	2.2x	2.3x	2.2x
Total average debt	$1,217,071	$1,109,531	$1,203,530	$1,067,853
Weighted average effective borrowing rate on total debt (7)	6.0%	6.4%	6.0%	7.0%

Tables of Contents

	June 30, 2012	December 31, 2011	December 31, 2010
	($ in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,156	$25,930	$23,677
Finance receivables (8)	$1,647,337	$1,495,340	$1,408,741
Allowance for credit losses	$(244,811)	$(221,533)	$(208,000)
Inventory	$136,461	$212,247	$145,961
Total assets	$1,825,241	$1,766,829	$1,568,154
Total debt (9)	$1,231,320	$1,221,380	$1,070,207
Shareholders’ equity	$495,175	$457,849	$418,767

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

(3)
Delinquencies are presented on a Sunday-to-Sunday basis, which reflects delinquencies as of the nearest Sunday to period end. Sunday is used to eliminate any impact of the day of the week on delinquencies since delinquencies tend to be higher mid-week. Delinquencies as of June 30, 2012 include 0.43% of delinquencies in the 91-120 day delinquency bucket, as a result of our change in charge-off policy in December 2011.

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

(7)	Weighted average effective borrowing rate includes the effect of amortization of discounts, debt issuance costs, and unused line fees.

(8)	Finance receivables include principal balances, accrued interest, and capitalized loan origination costs.

(9)	Total debt excludes accounts payable, accrued expenses, and other liabilities.

Tables of Contents

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)
Revenue:
Sales of Used Vehicles	$226,124	$203,398	11.2%	$523,259	$468,480	11.7%
Interest Income	75,630	72,007	5.0%	146,158	139,781	4.6%
Dealer Finance and Other Income	448	—	100.0%	623	—	100.0%
Total Revenue	302,202	275,405	9.7%	670,040	608,261	10.2%
Costs and Expenses:
Cost of Used Vehicles Sold	148,254	132,410	12.0%	345,416	297,537	16.1%
Provision for Credit Losses	51,387	39,694	29.5%	111,729	93,026	20.1%
Portfolio Debt Interest Expense	10,564	10,711	(1.4)%	20,918	22,809	(8.3)%
Non-Portfolio Debt Interest Expense	1,088	701	55.2%	2,131	1,371	55.4%
Senior Secured Debt Interest Expense	6,610	6,650	(0.6)%	13,216	13,365	(1.1)%
Selling and Marketing	6,311	6,282	0.5%	15,780	13,390	17.9%
General and Administrative	43,376	42,706	1.6%	88,100	86,139	2.3%
Depreciation Expense	5,019	3,821	31.4%	9,970	7,179	38.9%
Total Costs and Expenses	272,609	242,975	12.2%	607,260	534,816	13.5%
Income Before Income Taxes	29,593	32,430	(8.7)%	62,780	73,445	(14.5)%
Income Tax Expense	267	337	(20.8)%	659	849	(22.4)%
Net Income	$29,326	$32,093	(8.6)%	$62,121	$72,596	(14.4)%
Sales of used vehicles
Revenue from sales of used vehicles increased during the three and six months ended June 30, 2012, compared to 2011. The increase in revenue was primarily due to an increase in sales volume as a result of opening new dealerships, coupled with an increase in the average sales price per vehicle sold. Since June 30, 2011, we have opened a net of two additional dealerships by closing six dealerships and opening eight new dealerships. Generally, our new dealerships have a larger footprint and support a larger region; therefore new dealerships generate higher sales volumes on average than the legacy dealerships we have closed. The increase in average sales price per vehicle sold is attributable to an overall increase in the average cost of used vehicles sold, primarily as a result of an increase in wholesale used vehicle prices. See also “—Cost of used vehicles sold”.
Interest income
Interest income increased during the three and six months ended June 30, 2012, compared to the same periods in 2011. This increase is primarily due to an increase in our average portfolio principal outstanding. Average portfolio principal outstanding increased $122.3 million as of June 30, 2012, compared to 2011. This increase was the result of an increase in originations over portfolio run-off. Average effective yield on our receivables also affects interest income; however, period over period, effective yield only changed marginally. See also “-Originations”.
Dealer Finance and other income
Dealer Finance and other income represents the finance income recognized on our portfolio of indirect lending activities through GO Financial (“GO”) and income recognized on other ancillary products offered by GO to its independent third party dealerships. Our average portfolio of dealer finance receivables for the three and six months ended June 30, 2012 was $8.6 million and $5.8 million, respectively, and we had 121 active dealers participating in our indirect lending program at June 30, 2012. Other income consists of income from GPS devices and service contracts offered by GO dealer participants to their customers at time of originating an indirect lending auto loan.
Cost of used vehicles sold

Tables of Contents

Total cost of used vehicles sold increased for the three and six months ended June 30, 2012, compared to 2011. The increase was due to an increase in the number of vehicles sold and an increase in the average cost of vehicles sold during the three and six months ended June 30, 2012. Our cost of vehicles sold per unit increased primarily as a result of higher acquisition costs at auction. Wholesale used vehicle prices are higher primarily, due to an increased demand for used vehicles, coupled with a decrease in supply of used vehicles nationwide. Acquisition costs are a function of the vehicle make, model, and year mix that we acquire, along with vehicle wholesale auction price trends for the segment of vehicles that we target for acquisition. The average vehicle age and mileage of vehicles sold in the second quarter of 2012 increased in an effort to maintain overall affordability for our customers, which has also increased vehicle reconditioning costs. Reconditioning costs have increased in order to maintain similar initial quality of vehicles for our customers, despite an increase in vehicle age and mileage.
Gross margin
Gross margin total dollars increased for the three and six months ended June 30, 2012 versus 2011; however, gross margin as a percentage of sales revenue decreased to 34.4% from 34.9% for the three months ended June 30, 2012 and decreased to 34.0% from 36.5% for the six months ended June 30, 2012, compared to the same periods in 2011. The increase in gross margin dollars is attributable to more vehicles sold while the decrease in gross margin percentage is primarily attributable to an increase in our “Cost of used vehicles sold” as described above, only a portion of which were passed on to our customers through an increase in sales price. Our total cost per vehicle sold increased 4.1% and 9.0%, respectively, during the three and six months ended June 30, 2012 when compared to the same periods in 2011, while our average price per vehicle sold only increased 3.4% and 4.8%, respectively, for three and six months ended June 30, 2012, compared to the same periods in 2011.
Provision for credit losses
Provision for credit losses increased for the three and six months ended June 30, 2012, compared to the same periods in 2011. The increase is primarily the result of an increase in the principal balance of loans outstanding as a result of an increase in originations over portfolio run-off.
Net charge-offs as a percentage of average outstanding principal increased slightly for the three and six months ended June 30, 2012 compared to the same periods in 2011. Gross principal charged-off increased slightly period over period for the three and six months ended June 30, 2012 compared to 2011. Influencing gross loss rates are general economic conditions including unemployment and underemployment rates and wholesale vehicle prices, which have resulted in the sale of an older, higher mileage vehicle coupled with longer financing terms to maintain customer payment affordability. Recoveries as a percentage of principal charged-off decreased to 40.3% from 44.5% for the three months ended June 30, 2012 compared to 2011, and 43.3% from 43.8% for the six months ended June 30, 2012. Throughout 2011, the used vehicle wholesale market continually realized increases in values as a result of increased demand for used vehicles coupled with a decline in supply. This increase in values continued through the first quarter of 2012 as we realized historical high post repossession wholesale recovery values at auction. However, during the second quarter of 2012, the market softened partially as a result of rising new vehicle sales increasing the inventory of used vehicles from trade-ins and an increase in supply of fleet vehicles as rental companies are retiring many vehicles.
Portfolio debt interest expense
Total portfolio debt interest expense decreased for the three and six months ended June 30, 2012, compared to the same periods in 2011. This decrease is a result of both a decrease in the average amount borrowed under portfolio debt of $76.7 million and $100.8 million for the three and six months ended June 30, 2012 compared to the same periods in 2011, and a decrease in the overall cost of funds of portfolio debt to 4.6% for the three months ended June 30, 2012 compared to 5.0% in 2011, and 4.6% for the six months ended June 30, 2012 compared to 5.6% for the same period in 2011. The decrease in our costs of funds is attributable to lower borrowing costs of our recent securitizations and a decrease in the borrowing costs of our warehouse facilities.
Non-portfolio debt interest expense
Total non-portfolio debt interest expense increased for the three and six months ended June 30, 2012, compared to the same periods in 2011. The increase was primarily due to increased borrowings on our inventory line. Borrowings increased as a result of increasing the capacity of inventory facility from $50.0 million as of June 30, 2011 to $130.0 million as of June 30, 2012. As a result, the average balance outstanding of non-portfolio debt grew from $58.3 million and $58.4 million during the three and six months ended June 30, 2011 to $92.9 million and $95.1 million during the three and six months ended June 30, 2012.
Selling and marketing expense
Selling and marketing expenses increased for the three and six months ended June 30, 2012, compared to the same

Tables of Contents

periods in 2011. The increase was due to a year to date increase in our advertising expenses of $3.7 million. Advertising expense increased due to advertising in new markets as a result of expansion to new geographic regions, increasing advertising in selected legacy regions, expanding our marketing campaigns to include ads in Spanish, and advertising on the radio in 2012, while we did not include radio advertising during the first half of 2011. This increase was partially offset by a decrease in production costs of $1.4 million for the six months ended June 30, 2012 as a result of producing two sets of television commercials in 2011, while we produced only one set of commercials during 2012 .
General and administrative expense
General and administrative expenses increased for the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily as a result of a general increase in expense related to the number of dealerships and reconditioning centers in operation year over year and a corresponding increase in salaries and wages as we increase the number of employees in conjunction with our overall expansion.
Depreciation expense
Depreciation expense increased for the three and six months ended June 30, 2012 compared to 2011. This increase was primarily the result of an increase in capital expenditures in 2011 associated with the expansion of our dealership base and information technology infrastructure.
Net income
Net income decreased for the three and six months ended June 30, 2012 compared to the same periods in 2011. This decrease is primarily attributable to a decrease in gross margin as a percentage of revenue from the sales of used vehicles, combined with an increase in provision for loan losses, partially offset by an increase in net interest income (interest income less total interest expense), as a result of a larger average loan portfolio.
Originations
The following table sets forth information regarding our originations for the periods indicated.

	Three Months Ended June 30,		Change	Six Months Ended June 30,
	2012	2011		2012	2011	Change
	($ in thousands except per loan data)
Amount originated	$227,408	$201,432	25,976	$520,378	$460,076	$60,302
Number of loans originated	14,667	13,636	1,031	33,812	31,725	2,087
Average amount financed per origination	$15,632	$14,720	$912	$15,529	$14,540	$989
Average APR originated	20.2%	20.7%	(0.5)%	20.3%	20.7%	(0.4)%
Average term (in months)	57.5	57.4	0.1	57.5	56.3	1.2
Average down payment per origination	$982	$1,077	$(95)	$1,122	$1,207	$(85)
Down payment as a percent of amount financed	6.3%	7.3%	(1.0)%	7.3%	8.3%	(1.0)%
Percentage of sales revenue financed (1)	99.7%	98.8%	0.9%	98.5%	98.0%	0.5%
(1) Sale revenue is calculated as gross revenue net of sales back-out reserve and sales discounts.
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
The principal amount of loans we originated increased for the three and six months ended June 30, 2012 compared to the same periods in 2011. The increase was due to an increase in the number of used vehicles sold, an increase in the average amount financed per loan originated as a direct result of an increase in the average sales price per vehicle sold, and a decrease in the average down payment per loan originated. Average APR decreased to 20.2% and 20.3% for the three and six months ended June 30, 2012, respectively, from 20.7% for the three and six months ended June 30, 2012 and average term increased by 0.1 months and 1.2 months for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, in order to maintain affordability for our customers.

Tables of Contents

Receivables portfolio
The following table shows the characteristics of our finance receivables portfolio for the periods indicated:

	As of and for the Three Months Ended June 30,		Change	As of and for the Six Months Ended June 30,		Change
	2012	2011		2012	2011
	($ in thousands except per loan data)
Principal balance receivable, end of period	$1,616,165	$1,493,882	$122,283	$1,616,165	$1,493,882	$122,283
Average principal balance	$1,589,023	$1,473,187	$115,836	$1,536,554	$1,435,175	$101,379
Number of loans outstanding, end of period	145,021	142,185	2,836	145,021	142,185	2,836
Average remaining principal per loan, end of period	$11,144	$10,507	$637	$11,144	$10,507	$637
Weighted Average APR of contracts outstanding	20.6%	20.9%	(0.3)%	20.6%	20.9%	(0.3)%
Average age per loan (in months)	14.2	14.8	(0.6)	14.7	15.2	(0.5)
Delinquencies:
Delinquencies 31-60 days	6.5%	5.6%	0.9%	6.5%	5.6%	0.9%
Delinquencies 61-90 days	2.9%	2.6%	0.3%	2.9%	2.6%	0.3%
Delinquencies 91-120 days	0.4%	—%	0.4%	0.4%	—%	0.4%
Total Delinquencies over 30 days	9.8%	8.2%	1.6%	9.8%	8.2%	1.6%

Finance receivables principal balance and number of loans outstanding increased due to origination volume exceeding portfolio run-off (regular principal payments, payoffs, and charge-offs). Average remaining principal balance per loan increased due to higher average sales price of vehicles.
Delinquencies
As a percentage of total outstanding loan principal balances, delinquencies over 30 days were 9.8% and 8.2% at June 30, 2012 and 2011, respectively. The increase in delinquencies is the result of our change in collection strategy for early delinquencies aimed to improve customer experience while reducing cost of servicing, coupled with the effects of the current economic environment, including high unemployment and underemployment. As a result, we anticipate delinquencies to be relatively higher than our historical rates.

Tables of Contents

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

•
Other secured notes payable including a revolving inventory facility, a mortgage loan for our operations call center in Mesa, Arizona, a real estate line, and other notes and capital leases secured by property and equipment.

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
Recent financing and cash flow transactions
In July 2012, we completed a securitization transaction (2012-2) by issuing $247.2 million of asset backed securities. All of the bonds, collateralized by approximately $300.0 million of finance receivables, were sold to third parties. The asset backed securities were rated by S&P and DBRS with credit ratings from AAA to BBB. The initial weighted average coupon of these four tranches is 2.80%.
During the three months ended June 30, 2012, we paid $20.5 million in dividends to shareholders related to income earned during the first quarter of 2012. In August 2012, the Board of Directors approved $19.1 million of dividends relating to second quarter 2012 earnings. This amount was distributed in August 2012.

Liquidity
The following is a summary of total available liquidity, consisting of unrestricted cash and current availability under our portfolio warehouse and inventory facilities for the periods indicated:

Tables of Contents

	June 30, 2012	December 31, 2011	June 30, 2011
	(in thousands)
Liquidity
Unrestricted cash	$23,156	$25,930	$27,101
Portfolio warehouse facilities	212,498	148,837	164,689
Inventory facility	21,133	55,500	10,000
Total liquidity	$256,787	$230,267	$201,790
The following table presents a summary of our access to liquidity under our portfolio warehouse facilities and our inventory facility based on collateral pledged as of June 30, 2012:

Components of Liquidity	Facility Amount	Amount Drawn	Unused Facility Amount	Borrowing Base	Amount Drawn	Total Availability
	(In thousands)
Deutsche Bank warehouse facility	$150,000	$35,900	$114,100	$56,715	$35,900	$20,815	(1)
Wells Fargo warehouse facility	150,000	41,000	109,000	44,404	41,000	3,404	(2)
UBS warehouse facility	125,000	32,492	92,508	56,417	32,492	23,925	(3)
RBS warehouse facility	125,000	32,800	92,200	46,715	32,800	13,915	(4)
DTAC receivables	N/A	N/A	N/A	150,439	N/A	150,439	(5)
Total portfolio warehouse facilities	$550,000	$142,192	$407,808	$354,690	$142,192	$212,498
Inventory facility	130,000	64,321	65,679	85,454	64,321	21,133
	$680,000	$206,513	$473,487	$440,144	$206,513	233,631
Unrestricted cash						23,156
Total cash and availability						$256,787

(1)	Excludes $3.2 million of warehouse cash collections per borrowing base definition.

(2)	Excludes $1.8 million of warehouse cash collections per borrowing base definition.

(3)	Assumes collection and reserve amounts on deposit of $3.6 million are used to pay down amount drawn.

(4)	Assumes collection and reserve amounts on deposit of $3.1 million are used to pay down amount drawn.

(5)
Includes $264.2 million of unpledged qualifying receivables that can be pledged immediately and bring total borrowing to our maximum capacity. The borrowing base is the lesser of total eligible collateral multiplied by the applicable advance rate and the facility amount.

Changes in liquidity
Changes in liquidity are affected by increases and decreases to our operating cash flow, changes in advance rates on our portfolio warehouse facilities, capacity of our portfolio warehouse and inventory facilities, portfolio term financings, and changes in other notes payable. The following is a summary of changes in liquidity for each period presented:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Liquidity—beginning of period	$230,267	$145,837
Net (decrease) increase in cash and cash equivalents	(2,774)	3,424
Increase in portfolio warehouse availability	63,661	52,529
(Decrease) in inventory facility availability	(34,367)	—
Liquidity—end of period	$256,787	$201,790

Our liquidity for the six months ended June 30, 2012 increased $26.5 million, from $230.3 million at December 31, 2011, to $256.8 million at June 30, 2012. This increase was primarily the result of an increase in operating cash flow used to

Tables of Contents

paydown our warehouse facilities, which was partially offset by a decrease in inventory facility availability as a result of a seasonal decrease in inventory levels.
Cash flows
Operating activities
For the six months ended June 30, 2012, net cash provided by operating activities was $43.3 million, as compared to $22.6 million for the six months ended June 30, 2011. The increase in cash provided by operating activities was primarily attributable to an increase in net income (adjusted for non-cash items). Additionally, we experienced larger seasonal reduction in inventory levels than in the prior year, which was partially offset by an increase in net originations over portfolio run-off.
Investing activities
For the six months ended June 30, 2012, net cash used in investing activities increased slightly to $20.8 million from $20.5 million for the same period in 2011. This increase was the result of originating dealer finance receivables for GO Financial during 2012. This increase was offset by a decrease in cash used to purchase property and equipment for new dealerships and remodeling existing dealerships.
Financing activities
For the six months ended June 30, 2012, net cash used in financing activities increased to $25.3 million, compared to $1.4 million provided by financing activites for the same period in 2011. This increase was primarily the result of an increase in operating cash flow used to paydown our warehouse facilities. Additionally, we had only one securitization during the first six months of 2012 versus two securitizations during the same period in 2011.

Senior Secured Notes Collateral
Our Senior Secured Notes require us to maintain a collateral coverage ratio of 1.5x of the aggregate principal amount of outstanding Senior Secured Notes. The following is the calculation of the collateral coverage ratio as of June 30, 2012. This calculation is not meant to portray a GAAP summary of collateral but rather a summary of collateral as it resides legally within the Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Co-Issuers of the Senior Secured Notes.

	As of June 30, 2012
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Co-Issuers	Total
	($ In thousands)
Collateral Amounts
Net Receivables Value (1)	$—	$167,049	$306,761	$473,810
Net Inventory Value (2)	49,360	—	—	49,360
Cash Equivalents (3)	—	—	—	—
Total Collateral Amount	$49,360	$167,049	$306,761	$523,170
12.625% Senior Secured Notes				200,000
Collateral Coverage Ratio				2.6x

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

Tables of Contents

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements other than operating leases (see below) that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
We lease the majority of our dealership and reconditioning facilities under operating leases. See Note 9- Commitments and Contingencies- Operating Leases to our Condensed Consolidated Financial Statements included in Item 1 of this report.
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

Tables of Contents

analysis of our results as reported under GAAP. Some of these limitations are that it does reflect:

•	cash expenditures for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital requirements;

•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	the cost or cash required to replace assets that are being depreciated or amortized; and

•	the impact on our reported results of earnings or charges resulting from items accounted for in the GAAP measure from which EBITDA and Adjusted EBITDA is derived.
The following table presents data relating to EBITDA and Adjusted EBITDA, which are non-GAAP measures, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net income:	$29,326	$32,093	$62,121	$72,596
Plus EBITDA adjustments:
Income tax expense	267	337	659	849
Total interest expense	18,262	18,062	36,265	37,545
Depreciation expense	5,019	3,821	9,970	7,179
EBITDA	52,874	54,313	109,015	118,169
Store closing costs (1)	56	148	332	367
Sales Tax Refund Adjustments (2)	(857)	(414)	(1,560)	(277)
Restricted Stock Compensation expense (3)	465	930	930	1,859
Adjusted EBITDA	$52,538	$54,977	$108,717	$120,118

(1)	Store closing costs represent ongoing costs to close stores in 2008 and 2009 related to downsizing (and do not include stores closed in the normal course of business).

(2)	Represents non-cash adjustments to sales tax refunds related to loans charged-off in prior periods.

(3)	Represents compensation expense related to a restricted stock agreement between the Company and Mr. Fidel.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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
Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially

Tables of Contents

affect, our internal control over financial reporting.

Tables of Contents

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

Tables of Contents

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

4.1.1
Indenture governing 12.625% Senior Secured Notes due 2017, including the form of 12.625% Senior Secured Notes due 2017, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC and Wells Fargo Bank, National Association, dated as of June 4, 2010 (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.1.2
First Supplemental Indenture governing 12.625% Senior Secured Notes due 2017, dated as of September 20, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Approval Services Company, LLC and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.1.3
Second Supplemental Indenture, dated as of August 16, 2011, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association and Go Financial Company LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 22, 2011)

4.1.4
Third Supplemental Indenture, dated as of October 6, 2011, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association and DriveTime Ohio Company, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 13, 2011)

4.1.5
Fourth Supplemental Indenture, dated as of March 30, 2012, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association, as Trustee and Collateral Agent and Carvana, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 5, 2012)

Tables of Contents

Exhibit #	Description of Document
4.2.1
Security Agreement dated as of June 4, 2010, among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association, as collateral agent. (incorporated by reference to Exhibit 4.1.3 to our Registration Statement on Form S-4/A filed on February 2, 2011) †

4.2.2
Supplement No. 1 dated as of October 28, 2011 to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association or the Secured Parties (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 3, 2011)

4.2.3
Supplement No. 2, dated as of March 30, 2012 to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC and Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 5, 2012)

4.3
Pledge Agreement dated as of June 4, 2010, between DT Acceptance Corporation and Wells Fargo Bank, National Association, as collateral agent. (incorporated by reference to Exhibit 4.1.4 to our Registration Statement on Form S-4/A filed on February 2, 2011)†

4.4
Pledge Letter dated as of August 2, 2010, amending the Pledge Agreement dated as of June 4, 2010. (incorporated by reference to Exhibit 4.1.5 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.5
Intercreditor Agreement, dated as of June 4, 2010, among Santander Consumer USA Inc. and Manheim Automotive Financial Services, Inc. as First Priority Creditors, Wells Fargo Bank, National Association, as Collateral Agent and Second Priority Representative for the Second Priority Secured Parties (as defined therein), and as Trustee for the Holders (as defined therein), DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, and DT Acceptance Corporation, and each of the other Loan Parties party thereto. (incorporated by reference to Exhibit 4.1.6 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.6
Registration Rights Agreement, dated June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Jefferies & Company, Inc., RBS Securities Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.7
Registration Rights Agreement, dated June 6, 2011, by and among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Approval Services Company, LLC and RBS Securities Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 10, 2011)

10.1	Master Loan Agreement, dated as of April 24, 2012, by and between DT-WF SPE I, LLC, a subsidiary of DriveTime Automotive Group, Inc., and Wells Fargo Bank, N.A., as lender * ††

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

**	Furnished herewith.

Tables of Contents

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

Tables of Contents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRIVETIME AUTOMOTIVE GROUP, INC.

Date: August 10, 2012	By:	/s/ Mark G. Sauder
Name: Mark G. Sauder
Title: Chief Financial Officer & Executive VP

DT ACCEPTANCE CORPORATION

Date: August 10, 2012	By:	/s/ Mark G. Sauder
Name: Mark G. Sauder
Title: Chief Financial Officer & Executive VP