Form 10-Q
period 2012-09-30
DRIVETIME AUTOMOTIVE GROUP INC; DT Acceptance Corp
filed 2012-11-15
CIK 1012704, 1493927

Tables of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of September 30, 2012, was 101.7696 for each of DriveTime Automotive Group, Inc. and DT Acceptance Corp.

Tables of Contents

Tables of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Cash and Cash Equivalents	$24,802	$25,930
Restricted Cash and Investments Held in Trust	108,715	99,716
Finance Receivables	1,676,374	1,495,340
Allowance for Credit Losses	(251,415)	(221,533)
Finance Receivables, net	1,424,959	1,273,807
Dealer Finance Receivables	23,656	24
Inventory	159,010	212,330
Property and Equipment, net	90,122	90,669
Other Assets	59,085	64,353
Total Assets	$1,890,349	$1,766,829
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$19,856	$9,759
Accrued Expenses and Other Liabilities	101,612	77,043
Accrued Expenses—Related Party	1,011	798
Portfolio Term Financings	919,212	782,634
Portfolio Warehouse Facilities	58,700	141,392
Senior Secured Notes Payable	193,252	198,058
Senior Secured Notes Payable-Related Party	5,000	—
Other Secured Notes Payable	110,890	99,296
Total Liabilities	1,409,533	1,308,980
Shareholders’ Equity—DTAG:
Common Stock	—	—
Paid-in Capital	146,958	146,336
Retained Earnings	7,814	2,528
Total Shareholders’ Equity—DTAG	154,772	148,864
Noncontrolling Interest-DTAC	326,044	308,985
Total Equity	480,816	457,849
Total Liabilities & Shareholders’ Equity	$1,890,349	$1,766,829
See accompanying notes to Condensed Consolidated Financial Statements.

Tables of Contents

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Revenue:
Sales of Used Vehicles	$226,866	$213,766	$750,125	$682,247
Interest Income	77,334	72,246	223,492	212,028
Dealer Finance and Other Income	757	—	1,380	—
Total Revenue	304,957	286,012	974,997	894,275
Costs and Expenses:
Cost of Used Vehicles Sold	151,264	143,523	496,680	441,060
Provision for Credit Losses	70,110	61,951	181,840	154,977
Portfolio Debt Interest Expense	11,080	10,038	31,998	32,847
Non- Portfolio Debt Interest Expense	1,106	645	3,237	2,016
Senior Secured Debt Interest Expense	6,519	6,583	19,735	17,268
Senior Secured Debt Interest Expense—Related party	103	—	103	2,680
Selling and Marketing	7,336	5,742	23,116	19,132
General and Administrative	45,000	39,302	127,487	118,576
General and Administrative—Related party	2,581	1,493	8,193	8,358
Depreciation Expense	5,091	4,298	15,061	11,477
Total Costs and Expenses	300,190	273,575	907,450	808,391
Income Before Income Taxes	4,767	12,437	67,547	85,884
Income Tax Expense	371	61	1,030	910
Net Income	4,396	12,376	66,517	84,974
Net Loss Attributable to Noncontrolling Interest—DTAC	(52,631)	(41,559)	(128,091)	(101,063)
Net Income Attributable to DTAG	57,027	53,935	194,608	186,037
Net Income	$4,396	$12,376	$66,517	$84,974
See accompanying notes to Condensed Consolidated Financial Statements.

Tables of Contents

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$66,517	$84,974
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	181,840	154,977
Depreciation Expense	15,061	11,477
Amortization of Debt Issuance Costs and Debt Premium and Discount	5,965	9,351
Non-Cash Compensation Expense—Related Party	1,239	2,324
(Gain) from Disposal of Property and Equipment	(138)	(22)
Originations of Finance Receivables	(749,268)	(672,965)
Collections and Recoveries on Finance Receivable Principal Balances	420,709	408,768
Change in Accrued Interest Receivable and Loan Origination Costs	(4,433)	(1,841)
Change in Inventory	53,237	(8,154)
Change in Other Assets	2,599	(3,460)
Increase in Accounts Payable, Accrued Expenses and Other Liabilities	34,576	33,614
Change in Accrued Expenses-Related Party	213	(1,477)
Net Cash Provided By Operating Activities	28,117	17,566
Cash Flows from Investing Activities:
Origination of Dealer Finance Receivables	(25,602)	—
Collections and Recoveries of Dealer Finance Receivables	1,970	—
Proceeds from Disposal of Property and Equipment	1,521	363
Purchase of Property and Equipment	(15,807)	(33,864)
Net Cash Used in Investing Activities	(37,918)	(33,501)
Cash Flows from Financing Activities:
(Increase) Decrease in Restricted Cash	(36)	16,701
Deposits into Investments Held in Trust	(9,000)	(8,699)
Collections, Buybacks and Change in Investments Held in Trust	38	(17,018)
Additions to Portfolio Term Financings	482,246	461,061
Repayment of Portfolio Term Financings	(345,481)	(242,591)
Additions to Portfolio Warehouse Facilities	548,300	692,800
Repayment of Portfolio Warehouse Facilities	(630,992)	(834,600)
Additions to Other Secured Notes Payable	42,969	—
Repayment of Other Secured Notes Payable	(31,375)	(403)
Payment of Debt Issuance Costs	(3,206)	(5,871)
Dividend Distributions	(44,790)	(45,859)
Net Cash Provided by Financing Activities	8,673	15,521
Net Decrease in Cash and Cash Equivalents	(1,128)	(414)
Cash and Cash Equivalents at Beginning of Period	25,930	23,677
Cash and Cash Equivalents at End of Period	$24,802	$23,263
Supplemental Statement of Cash Flows Information:
Interest Paid	$48,621	$46,274
Interest Paid—Related Party	$—	$2,680
Income Taxes Paid	$1,209	$1,234
Supplemental Statement of Non-Cash Investing and Financing Activities:
Disposal of Fully Depreciated Property & Equipment	$2,710	$1,441
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
Entry into a Material Definitive Agreement
On September 11, 2012, DTAG and DTAC entered into definitive agreements to sell DriveTime in separate transactions.
Pursuant to the definitive agreements, DTAC agreed to sell its finance receivable portfolio, which consists of vehicle-related installment sales contracts, certificates representing its residual interests in securitizations of finance receivables, and certain other assets to Santander Consumer USA Inc. Immediately thereafter, a new entity owned by third-party investors would purchase all of the outstanding stock of DTAG and DTAC, effectively acquiring DTAG's used vehicle dealership operations, consisting of 93 owned and leased dealerships and 16 reconditioning and other facilities throughout the United States.
Also, in conjunction with the execution of the definitive agreements noted above, on September 24, 2012, DTAG issued an Offer to Purchase and Consent Solicitation (“Offer to Purchase”) with respect to the outstanding $200.0 million 12.625% Senior Secured Notes due 2017 issued by DTAG and DTAC.
Since execution of definitive agreements, the purchasers have requested that DTAG and DTAC restructure the proposed transactions and DTAG and DTAC engaged in good faith discussions with the other parties regarding various potential alternatives. However, no agreements were reached and DTAG and DTAC have notified the buyers that they are terminating the agreements for the buyers' inability to consummate the transactions. As a result, we have written-off approximately $2.6 million of transaction-related costs. We also expect to terminate the offer to purchase on or before its expiration date (November 19, 2012). While it is conceivable the parties will continue discussions regarding alternative transactions, it is not anticipated that the transactions reflected in the current definitive agreements will proceed.
Ownership
As of September 30, 2012, and December 31, 2011, the shareholders of DTAG and DTAC were Ernest C. Garcia II (Chairman) and the Garcia Family Trusts (collectively, herein also referred to as “Principal Shareholder” or “Mr. Garcia”) owning 98.3% of each of DTAG and DTAC and Raymond C. Fidel (President and CEO) owning 1.7% of each of DTAG and DTAC. DTAG and DTAC are sister companies, generally with DTAG owning our sales operations and DTAC owning our financing operations.
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

Tables of Contents

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
Prior Year Reclassification
Certain prior period amounts have been reclassified to be consistent with current period financial statement presentation. For the year ended December 31, 2011, we reclassified a total of $83,000 from other assets to inventory.

(2)	Restricted Cash and Investments Held in Trust
We maintain various cash accounts, which are pledged as collateral under our debt agreements. We are permitted to invest funds in these accounts in short-term liquid investments. The following is a summary of restricted cash and investments held in trust:

	As of September 30, 2012	As of December 31, 2011
	(In thousands)
Restricted cash	$37,953	$37,917
Investments Held in Trust	70,762	61,799
	$108,715	$99,716

(3)	Finance Receivables
The following is a summary of finance receivables:

	As of September 30, 2012	As of December 31, 2011
	(In thousands)
Principal Balances	$1,643,281	$1,466,680
Accrued Interest	15,648	12,971
Loan Origination Costs	17,445	15,689
Finance Receivables	$1,676,374	$1,495,340

Tables of Contents

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
Finance receivables pledged as collateral associated with liabilities in our warehouse facilities, asset backed securitizations, and PALP financings, are provided in Note 5—Debt Obligations. We do not place loans on nonaccrual status, nor do we classify loans as impaired, since accounts are charged-off when the loan becomes 91 -121 days contractually past due at month end under our charge-off policy. We do not have loans that meet the definition of troubled debt restructurings. During the three and nine months ended September 30, 2012 and the year ended December 31, 2011, we did not purchase or sell finance receivables.
Credit quality information for our finance receivables portfolio is provided as of the dates indicated below:
Age Analysis of Past Due Finance Receivables

	September 30, 2012		December 31, 2011		September 30, 2011
	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal
	($ In thousands)
Days Delinquent:
Current	56.3%	$925,332	66.8%	$979,155	58.1%	$877,783
01-30 Days	31.1%	511,389	22.0%	322,670	32.5%	491,015
31-60 Days	8.0%	132,120	7.1%	104,574	6.2%	93,671
61-90 Days	4.2%	68,196	3.8%	55,881	3.2%	48,346
91-120 Days	0.4%	6,244	0.3%	4,400	—%	—
Total Past Due	43.7%	$717,949	33.2%	$487,525	41.9%	$633,032
Total Finance Receivables	100.0%	$1,643,281	100.0%	$1,466,680	100.0%	$1,510,815
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
Credit Quality Indicators
Our proprietary credit grading system segments our customers into eight distinct credit grades. These credit grades range from A+ to D-, with A+ being the lowest risk credit grade and a D- being the highest risk credit grade. Generally, the lower the risk grade, the lower the unit loss rate. A summary of our portfolio by our internally assigned credit risk ratings at September 30, 2012, and December 31, 2011, is as follows:
At September 30, 2012

Grade	Average FICO Score (1)	Percentage of Portfolio Loans	Total Loans	Percentage of Portfolio Principal	Loan Principal
					(In thousands)
A+	556	10.3%	14,876	10.4%	$171,014
A	539	18.3%	26,496	18.5%	307,119
B	516	37.2%	54,032	38.3%	628,023
C	502	28.8%	41,784	28.2%	462,941
C-	488	4.0%	5,751	3.4%	55,197
D+/D/D-	474	1.4%	2,075	1.2%	18,987
		100.0%	145,014	100.0%	$1,643,281

Tables of Contents

At December 31, 2011

Grade	Average FICO Score (1)	Percentage of Portfolio Contracts	Total Contracts	Percentage of Portfolio Principal	Loan Principal
					(In thousands)
A+	557	10.4%	14,270	10.7%	$156,935
A	538	18.2%	24,954	18.7%	274,269
B	516	36.8%	50,582	38.3%	561,738
C	500	28.2%	38,756	27.1%	397,470
C-	486	4.7%	6,400	3.8%	55,734
D+/D/D-	475	1.7%	2,331	1.4%	20,534
		100.0%	137,293	100.0%	$1,466,680

(1)	Average FICO score is provided as an external metric of credit quality. FICO score is not utilized to determine internal credit grade.
Concentration of Credit Risk
As of September 30, 2012, and December 31, 2011, our portfolio concentration by state was as follows:

As of September 30, 2012			As of December 31, 2011
State	Percent of Portfolio	Loan Principal (In thousands)	State	Percent of Portfolio	Loan Principal (In thousands)
Texas	23.2%	$381,352	Texas	23.9%	$351,210
Florida	15.5%	254,296	Florida	16.6%	243,024
North Carolina	10.1%	164,335	North Carolina	10.3%	150,920
Georgia	7.6%	125,451	Arizona	7.6%	112,097
Arizona	7.1%	115,552	Virginia	7.3%	106,715
Virginia	6.7%	110,282	Georgia	7.3%	106,415
California	4.6%	75,841	California	4.9%	72,137
Tennessee	4.4%	72,683	Nevada	4.6%	67,631
Nevada	4.1%	67,854	New Mexico	3.6%	53,484
South Carolina	3.5%	58,195	Tennessee	3.9%	56,925
New Mexico	3.2%	51,991	Colorado	2.8%	40,558
Alabama	2.6%	42,620	Alabama	1.7%	25,455
Colorado	2.2%	36,728	Oklahoma	1.9%	28,229
Oklahoma	2.2%	36,423	South Carolina	2.6%	37,987
Indiana	1.3%	20,904	Mississippi	0.4%	5,844
Mississippi	0.9%	14,900	Indiana	0.5%	6,843
Ohio	0.7%	12,049	Ohio	0.1%	1,206
Arkansas	0.1%	1,757	Arkansas	—%	—
Missouri	—%	68	Missouri	—%	—
	100.0%	$1,643,281		100.0%	$1,466,680
Allowance for Credit Losses
The following table sets forth the rollforward of the allowance for credit losses for the periods indicated:

Tables of Contents

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ In thousands)
Allowance Activity:
Balance, beginning of period	$244,811	$222,750	$221,533	$208,000
Provision for credit losses	70,110	61,951	181,840	154,977
Net charge-offs	(63,506)	(56,184)	(151,958)	(134,460)
Balance, end of period	$251,415	$228,517	$251,415	$228,517
Allowance as a percent of average principal	15.2%	15.1%	15.2%	15.1%
Charge off Activity:
Principal balances	$(102,060)	$(96,467)	$(257,986)	$(235,678)
Recoveries, net	38,554	40,283	106,028	101,218
Net charge-offs	$(63,506)	$(56,184)	$(151,958)	$(134,460)

(4)	Dealer Finance Receivables
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
At September 30, 2012 and December 31, 2011 we have not recorded impairment on any pools.
The following is a summary of the activity in Dealer Finance Receivables:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	(in thousands)
Balance beginning of period	$11,633	$24
Advances during the period	13,352	25,602
Revenue recognized, Net	681	1,214
Payments to reduce amount advanced	(2,010)	(3,184)
Balance end of period	$23,656	$23,656
Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Changes in accretable yield were as follows:

Tables of Contents

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	(in thousands)
Balance Beginning of Period	$2,592	$—
Accretion (revenue recognized)	(681)	(1,214)
Additions	2,215	5,340
Reclassification from (to) nonaccretable yield	—	—
Ending Balance	$4,126	$4,126

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

As of September 30,
2012
(in thousands)
Contractual net cash flows	$30,465
Expected net cash flows	(27,681)
Non-accretable yield	$2,784

(5)	Debt Obligations
Portfolio Term Financings
The following is a summary of portfolio term financings:

	As of September 30, 2012		As of December 31, 2011
	Balance	Receivables Collateral	Balance	Receivables Collateral
	( in thousands)
Securitization Debt
Asset Backed Security obligations issued pursuant to the Company’s securitizations	$819,212	$1,053,624	$679,031	$891,364
Portfolio Term Residual Financing:
Fixed rate financing facility secured by residual interests in finance receivables of certain warehouse facilities*	$100,000	$141,734	$100,000	$171,292
Pooled Auto Loan Program Financing
Fixed rate secured financing transactions for our finance receivable portfolio	$—	$—	$3,603	$5,100
Total Portfolio Term Financing	$919,212	$1,195,358	$782,634	$1,067,756
* See Note 11 Subsequent Events
Securitization debt
The following is a summary of securitization transactions with outstanding balances for each period presented:

Tables of Contents

	As of September 30, 2012				As of December 31, 2011
Transaction	Debt Balance	Receivables Pledged	Cash Reserve	Interest Rate (1)	Debt Balance	Receivables Pledged	Cash Reserve	Interest Rate (1)

2009-1	$23,551	$32,741	$1,500	5.3%	$54,451	$78,264	$1,500	5.3%
2010-1	36,185	71,857	4,500	3.6%	87,362	138,858	4,499	3.6%
2011-1	73,952	102,820	4,200	3.0%	125,711	177,253	4,200	3.0%
2011-2	103,621	124,497	4,500	2.9%	176,163	213,542	4,500	2.9%
2011-3	156,341	189,432	4,500	3.9%	235,344	283,447	4,500	3.9%
2012-1	194,175	250,075	4,500	3.5%	—	—	—
2012-2	231,387	282,202	4,500	2.9%	—	—	—
	$819,212	$1,053,624	$28,200		$679,031	$891,364	$19,199
(1) These rates represent the original duration weighted average rates of the outstanding asset-backed securities.
In July 2012, we completed a securitization transaction (2012-2) by issuing asset-backed securities. All of the bonds were collateralized by finance receivables and were sold to third parties. The asset-backed securities were rated by Standard and Poors Rating Service (S&P) and DBRS Inc. (DBRS) with credit ratings from AAA to BBB and are structured in four tranches. For more information on this transaction, see the table above.
Asset-backed securities outstanding are secured by underlying pools of finance receivables (collateral) and investments held in trust (cash reserve). Credit enhancement for the asset-backed securities consists of a reserve account, over collateralization, and subordination of certain classes of notes in each trust to more senior classes of notes in such trust. Asset-backed securities outstanding have interest payable monthly at the fixed rates represented in the table above. The 2012-2, 2012-1, 2011-3, 2011-2, 2011-1 and 2010-1 securitizations were rated in tranches with credit ratings from AAA to BBB by S&P and DBRS, and the 2009-1 securitization was rated in tranches with credit ratings from AAA to A by DBRS.
Individual securitization trusts are not cross-collateralized or cross-defaulted. Additionally, we have the option to purchase the remaining loans in a trust when the remaining principal balances of the loans reach 10% of their original principal balance.
Portfolio term residual financing
The term residual facility with Santander Consumer USA Inc. (Santander) was secured primarily by residual interests in our warehouse facilities and securitization trusts, which were comprised of eligible loans, the dollar amounts of which are represented in the table above. Interest was fixed at 8.62%. At September 30, 2012, we were in compliance with all financial covenants of the facility. Subsequent to September 30, 2012, we paid off this facility in full. See Note 11- Subsequent Events.
Portfolio warehouse facilities
The following is a summary of portfolio warehouse facilities:

	As of September 30, 2012
	Amount Drawn	Facility Amount	Advance Rate	Collateral (1)	Interest Rate (2)	Expiration Date	Final Maturity
	($ in thousands)
Portfolio Warehouse Facilities
Deutsche Bank Warehouse Facility	$22,300	$150,000	58%	88,917	2.47%	12/31/2012	12/31/2013
Wells Fargo Warehouse Facility	20,500	150,000	58%	128,806	2.47%	12/31/2013	12/31/2014
RBS Warehouse Facility	15,900	125,000	53%	96,452	1.65%	3/14/2013	3/14/2014
Total Portfolio Warehouse Facilities	$58,700	$425,000

Tables of Contents

	As of December 31, 2011
	Amount Drawn	Facility Amount	Advance Rate	Collateral (1)	Interest Rate (2)	Expiration Date	Final Maturity
	($ in thousands)
Portfolio Warehouse Facilities
Deutsche Bank Warehouse Facility	$39,000	$150,000	58%	110,000	2.54%	12/31/2012	12/31/2013
Wells Fargo Warehouse Facility	40,000	150,000	58%	78,500	2.53%	12/31/2013	12/31/2014
RBS Warehouse Facility	30,600	125,000	53%	100,400	1.88%	3/14/2013	3/14/2014
UBS Warehouse Facility	31,792	125,000	60%	105,500	2.18%	8/31/2012	8/31/2013
Total Portfolio Warehouse Facilities	$141,392	$550,000

(1)	Collateral represents underlying pools of finance receivables pledged to each facility.

(2)	Interest rate at period end equal to contractual benchmark plus index.
Deutsche Bank Warehouse Facility
We have a revolving warehouse facility with Deutsche Bank AG, New York Branch (Deutsche Bank). The amounts outstanding under the facility bear interest at LIBOR plus 2.25%. At September 30, 2012, we were in compliance with all financial covenants of this facility.
Wells Fargo Warehouse Facility
We have a revolving warehouse facility with Wells Fargo Bank, N.A. (Wells Fargo). The amounts outstanding under the facility bear interest at LIBOR plus 2.25%. At September 30, 2012, we were in compliance with all financial covenants of this facility.
RBS Warehouse Facility
We have a revolving warehouse facility with The Royal Bank of Scotland PLC (RBS). The amounts outstanding under the facility bear interest based on LIBOR plus 1.40% as of September 30, 2012 and lenders’ cost of funds thereunder plus 1.50% as of December 31, 2011. At September 30, 2012, we were in compliance with all financial covenants of this facility.
UBS Warehouse Facility
We had a revolving warehouse facility with UBS Real Estate Securities Inc. (UBS), which expired and we paid off in August 2012. Prior to expiration, amounts outstanding under the facility bore interest at LIBOR plus 1.90%.
Senior secured notes payable
In June 2010 we issued $200.0 million of 12.625% senior secured notes due 2017 (the “Senior Secured Notes”). The notes were issued with an original issuance price of 98.854%, resulting in an effective yield of 12.875%. Interest on the Senior Secured Notes is payable semi- annually in arrears on June 15th and December 15th of each year. As of September 30, 2012, we were in compliance with all financial covenants of the Senior Secured Notes.
Other secured notes payable
A summary of other secured notes payable follows:

Tables of Contents

	As of September 30, 2012
	Balance	Max Facility Capacity		Advance Rate		Interest Rate (1)	Expiration Date
	($ in thousands)
Other Secured Notes Payable
Revolving Inventory Facility	$84,320	$130,000		85%	(2)	3.71%	11/30/2014
Mortgage Note Payable	12,508	n/a		n/a		5.87%	3/31/2017
Real Estate Facility	12,196	25,000		70%		4.22%	10/24/2020
Equipment Note Payable	1,866	n/a		n/a		4.75%	4/30/2013
Total Other Secured Notes Payable	$110,890	$155,000

	As of December 31, 2011
	Balance	Max Facility Capacity		Advance Rate		Interest Rate (1)	Expiration Date
	($ in thousands)
Other Secured Notes Payable
Revolving Inventory Facility	$84,500	$140,000	(3)	85%	(2)	3.80%	11/14
Mortgage Note Payable	12,661	n/a		n/a		5.87%	03/17
Equipment Note Payable	2,135	n/a		n/a		4.75%	04/13
Total Other Secured Notes Payable	$99,296	$140,000

(1)	Interest rate at period end equal to contractual benchmark plus index.

(2)	Advance rate is based on qualifying vehicle cost and is secured by our entire inventory.

(3)	Inclusive of a $10.0 million seasonal increase in the months of November through the end of January.

Revolving inventory facility
We have a revolving inventory line with Wells Fargo, Santander and Manheim Automotive Financial Services, Inc. The interest rate on the facility is based on the Daily One Month Libor rate plus 3.5%. At September 30, 2012, we were in compliance with all financial covenants of this facility.
Mortgage note payable
We have a mortgage note payable which is secured by our operations call center building in Mesa, Arizona (a commercial property). Terms of the note agreement provide for monthly principal and interest payments with a final balloon payment. At September 30, 2012, we were in compliance with all financial covenants of this loan.
Real Estate Facility
We have a seven year fully amortizing real estate facility with Wells Fargo. The amounts outstanding under the facility bear interest at LIBOR plus 4.0% as of September 30, 2012. At September 30, 2012, we were in compliance with all financial covenants of this facility, and the line was collateralized by nine properties.
Equipment note payable
We have an equipment note payable, which is secured by an aircraft and bears interest at the Prime rate plus 1.5%. Terms of the note agreement provide for monthly principal and interest payments with a final balloon payment. At September 30, 2012, we were in compliance with all financial covenants of this loan.

(6)	Related Party Transactions
During the three and nine months ended September 30, 2012 and 2011, we recorded related party operating expenses as follows:

Tables of Contents

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
			(In thousands)
General and Administrative Expenses—Related Party
Property lease expense	$1,144	$(18)	$3,553	$2,702
Restricted stock compensation expense	310	465	1,239	2,325
Aircraft operating and lease expense	1,091	1,020	3,173	2,953
Salaries and wages, general & administrative and other expenses	107	104	441	614
Reimbursement of certain general and administrative expenses	(71)	(78)	(213)	(236)
Total General and Administrative Expenses—Related Party	$2,581	$1,493	$8,193	$8,358
Relationship with Verde Investments, Inc.
Verde Investments, Inc. (Verde) is an Arizona corporation that is wholly-owned by Mr. Garcia. Verde engages in the acquisition, development, and long-term investment in real estate and other commercial assets. Mr. Garcia is the principal shareholder, president and director of Verde. Transactions between us and Verde are described below.
Property lease expense
Included in property lease expense are costs of leases to Verde and certain store closing costs associated with related party leases. For the three and nine months ended September 30, 2012 and 2011, we leased an average of 13 and 15 vehicle sales facilities, respectively, three reconditioning centers, one former loan servicing center (which is currently being subleased to third-party tenants), and our corporate office from Verde and another affiliate of Mr. Garcia (the Garcia Family Limited Liability Partnership, LLP). At September 30, 2012, three of these facilities are closed locations. For the three and nine months ended September 30, 2011, we also leased one vehicle sales facility and one reconditioning center, from a director of DTAC, Steven Johnson, who is also Mr. Garcia’s brother-in-law. For the three and nine months ended September 30, 2012 and 2011, we rented one vehicle sales facility from Stephen Fidel, the brother of Mr. Fidel, our President and CEO. At September 30, 2012, the maturity of all of these related party leases range from 2013 to 2023.
Restricted stock compensation expense
Restricted stock compensation expense represents stock compensation expense under a restricted stock agreement between DTAG, DTAC and Mr. Fidel.
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
Interest Expense
During the three and nine months ended September 30, 2012, we recorded related party interest expense as follows:

Tables of Contents

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Senior Secured Notes Interest Expense—Related Party
Senior Secured Notes Payable—Verde	$95	$—	$95	$2,460
Senior Secured Notes Payable—CEO	8	—	8	220
Total Senior Secured Notes Interest Expense—Related Party	$103	$—	$103	$2,680
In August 2012, Verde purchased $5.0 million of the DriveTime 12.625% Senior Secured Notes on the open market, at a purchase price of $111 to par, plus accrued interest. Subsequent to this transaction, Mr. Fidel purchased $0.5 million of the notes purchased by Verde at an identical purchase price.
During the nine months ended September 30, 2011, we recorded related party interest expense associated with our June 2010 issuance of $200.0 million of the DriveTime 12.625% Senior Secured Notes, an aggregate of $49.0 million of which were held by Verde and Mr. Fidel. In June 2011, Verde purchased Mr. Fidel’s portion of Senior Secured Notes, and Verde sold the Senior Secured Notes it held on the open market. As a result, at September 30, 2011, none of the Senior Secured Notes were held by a related party and interest expense during 2011 is related to the period they held the notes.

(7)	Income Taxes
The consolidated financial statements consist of DTAG and DTAC, which are both S corporations. Since DTAC and DTAG are flow-through entities for federal income tax purposes, there is no federal income tax expense related to the income of DTAC and DTAG, other than for one of DTAG’s wholly-owned subsidiaries, which is a C corporation. The taxable income flows through to our shareholders who are responsible for paying the associated taxes. Although most states follow the federal recognition of S corporation status, some states do impose an entity level tax on that income; therefore, the tax expense is adjusted accordingly. Income tax liability was $0.3 million and $0.5 million as of September 30, 2012, and December 31, 2011, respectively.

(8)	Shareholders’ Equity, Dividends & Stock Compensation
Since DTAG and DTAC are consolidated for financial reporting purposes, we are required to separately present the non-controlling equity interest of the VIE (DTAC) on the condensed consolidated balance sheets and condensed consolidated statements of operations for all periods presented. The non-controlling interest is DTAC’s GAAP equity and income for the periods presented and there are no third-party competing interests in DTAC. For the amounts of assets, liabilities, revenue, and income of DTAC consolidated into DTAG at September 30, 2012, see Note 13- Supplemental Consolidating Financial Information.
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
During the nine months ended September 30, 2012 , we paid $44.8 million in dividends. We did not have any approved but unpaid dividends at September 30, 2012. However, we had approximately $6.4 million of dividends available to be distributed from third quarter 2012 earnings. See Note 11- Subsequent Events for further information.
For the nine months ended September 30, 2012 and 2011, we recorded $1.2 million and $2.3 million, respectively, in restricted stock compensation expense associated with the December 2010 Restricted Stock Agreements between Mr. Fidel and each of DTAG and DTAC. The stock compensation recorded for these periods also credited our Paid-in Capital accounts for both companies during these periods.

(9)	Commitments and Contingencies
Limited warranty
Our DriveCare® limited warranty accrual is recorded as a component of accrued expenses and other liabilities on the accompanying consolidated balance sheets for each year presented. The limited warranty accrual includes our accrual for our

Tables of Contents

limited warranty, oil changes, roadside assistance and rental car assistance. The following table reflects activity in the warranty accrual for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Warranty Accrual Activity
Balance, Beginning of Period	$25,778	$25,184	$24,004	$17,936
Warranty Expense	7,588	5,952	19,021	19,231
Warranty Claims Paid	(7,803)	(4,116)	(17,462)	(10,147)
Balance, End of Period	$25,563	$27,020	$25,563	$27,020
Operating leases
At September 30, 2012, we lease the majority of our dealership and reconditioning center locations. We also lease our corporate office in Phoenix, Arizona, and operations collections facilities in Dallas, Texas, Orlando, Florida, and Richmond, Virginia. As each lease matures, we evaluate the existing location to determine whether the dealership should be relocated to another site in the region closer in proximity to new car franchises and/or higher traffic retail areas. As of September 30, 2012, we had approximately $72.1 million in aggregate operating lease obligations.
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
The following is a summary of carrying value and fair value of our financial instruments for each period presented:

Tables of Contents

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Finance Receivables, net (1)	$1,407,515	$1,504,544	$1,258,118	$1,339,049
Securitization Debt	819,212	836,860	679,031	675,231
Portfolio Term Residual Financing	100,000	100,000	100,000	100,000
Pooled Auto Loan Program Financings	—	—	3,603	3,700
Portfolio Warehouse Facilities	58,700	58,700	141,392	141,392
Senior Secured Notes Payable	198,252	237,902	198,058	210,932
Revolving Inventory Facility	84,320	84,320	84,500	84,500
Mortgage Note Payable	12,508	11,800	12,661	11,800
Equipment Note Payable	1,866	1,866	2,135	2,100
Real Estate Facility	12,196	12,196	—	—

(1)	Represents finance receivable principal balances, plus accrued interest, less the allowance for credit losses.
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
Securitization debt
At September 30, 2012 and December 31, 2011, the fair value of securitization debt was determined using a third-party quoted market price.
Portfolio term residual financing
This facility allowed for maximum borrowings under a term component of $100.0 million bearing a fixed rate of interest of 8.62%. This facility was amended in September 2011which gave us the ability to pre-pay the facility at any time without penalty; therefore, we believe the fair value of this debt approximates carrying value at September 30, 2012. Subsequent to September 30, 2012, we paid this facility in full.
Pooled auto loan program financings
The fair value of PALP debt at December 31, 2011, was based on third-party discounted cash flow using market interest rates for this debt.
Portfolio warehouse facilities
The portfolio warehouse facilities are short term in nature and the interest rates adjust in conjunction with the lender’s cost of funds or 30-day LIBOR. The Deutsche Bank Warehouse Facility was renewed in December 2011. The UBS Real Estate Securities Warehouse Facility was renewed in May 2011 and paid in full and terminated in August 2012. The Royal Bank of Scotland Warehouse Facility was renewed in March 2012. The Wells Fargo Warehouse Facility was newly executed in December 2011. Since these warehouse facilities were recently renewed or executed and contain a floating market rate of interest, we believe the fair value of these facilities approximate carrying value at September 30, 2012 and December 31, 2011.
Senior secured notes payable
The fair value of senior secured notes payable at September 30, 2012 was determined using the tender price we expect to pay in our Offer to Purchase the Senior Secured Notes, see Note 1, Description of Business for more information. The fair value of senior secured notes payable at December 31, 2011 was determined using third-party quoted market prices.
Revolving inventory facility

Tables of Contents

At September 30, 2012 and December 31, 2011, the fair value of the inventory facility was deemed to be the carrying value since this facility was executed in November 2011 and contains a floating market rate of interest.
Mortgage note payable
At September 30, 2012, and December 31, 2011, the fair value of this note was determined using third-party market prices for similar commercial real estate mortgages.
Equipment note payable
At September 30, 2012, and December 31, 2011, the fair value of the equipment note payable was determined to be approximately carrying value since the note is due in less than 12 months, and can be repaid without penalty.
Real estate facility
At September 30, 2012 and December 31, 2011, the fair value of the real estate facility was deemed to be the carrying value since this facility was executed in April 2012 and contains a floating market rate of interest.

(11)	Subsequent Events
In October 2012, the board of directors approved, and the Company paid approximately $6.4 million of dividends to shareholders relating to third quarter 2012 earnings.
In October 2012 we paid $75.0 million of our $100.0 million term residual facility with Santander Consumer USA, Inc. Additionally, we have the right to a $25 million buyer break fee deposit on this facility; subsequent to the receipt of this deposit, the term residual facility will be paid in full.

(12)	Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other accounting standards setting bodies, which we may adopt as of the specified date required by each standard. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. We did not note any Accounting Standard Updates (ASUs) to amend the FASB Accounting Standards Codification in the third quarter of 2012, which would have an effect on the Company.

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
The following tables present condensed consolidating balance sheets as of September 30, 2012, and December 31, 2011; and condensed consolidating statements of income and cash flows for the three and nine months ended September 30, 2012 and 2011 for (i) DTAG and DTAC, —the co-issuers of the Senior Secured Notes, (ii) the separate DTAG and DTAC guarantor subsidiaries on a combined basis, (iii) the separate DTAG and DTAC non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidated amounts. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management believes that such information is not material to the senior note holders. Consolidating adjustments include elimination of investment in subsidiaries, elimination of intercompany accounts; elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and elimination of equity in earnings (losses) of subsidiaries. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

Tables of Contents

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

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Balance Sheets
September 30, 2012
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
ASSETS
Cash and Cash Equivalents	$5,518	$235	$6	$—	$5,759	$67	$286	$18,690	$—	$19,043	$—	$24,802
Restricted Cash and Investments Held in Trust	—	—	—	—	—	29,126	79,589	—	—	108,715	—	108,715
Finance Receivables	—	—	—	—	—	—	—	1,676,374	—	1,676,374	—	1,676,374
Allowance for Credit Losses	—	—	—	—	—	—	—	(251,415)	—	(251,415)	—	(251,415)
Finance Receivables, Net	—	—	—	—	—	—	—	1,424,959	—	1,424,959	—	1,424,959
Dealer Finance Receivables	—	—	—	—	—	23,656	—	—	—	23,656	—	23,656
Inventory	159,010	—	—	—	159,010	—	—	—	—	—	—	159,010
Property and Equipment, Net	66,025	—	—	—	66,025	5,959	15,344	2,794	—	24,097	—	90,122
Investments in Subsidiaries	—	—	487,535	(487,535)	—	—	—	341,626	(341,626)	—	—	—
Other Assets	1,026,482	26,010	379,999	(731,136)	701,355	307,024	1,283,522	557,612	(1,627,185)	520,973	(1,163,243)	59,085
Total Assets	$1,257,035	$26,245	$867,540	$(1,218,671)	$932,149	$365,832	$1,378,741	$2,345,681	$(1,968,811)	$2,121,443	$(1,163,243)	$1,890,349
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$19,856	$—	$—	$—	$19,856	$—	$—	$—	$—	$—	$—	$19,856
Accrued Expenses and Other Liabilities	681,732	199	611,084	(731,136)	561,879	350,992	5,763	1,953,921	(1,606,689)	703,987	(1,163,243)	102,623
Portfolio Term Financings	—	—	—	—	—	—	939,708	—	(20,496)	919,212	—	919,212
Portfolio Warehouse Facilities	—	—	—	—	—	—	58,700	—	—	58,700	—	58,700
Senior Secured Notes Payable	—	—	99,126	—	99,126	—	—	99,126	—	99,126	—	198,252
Other Secured Notes Payable	84,320	12,196	—	—	96,516	1,866	12,508	—	—	14,374	—	110,890
Total Liabilities	785,908	12,395	710,210	(731,136)	777,377	352,858	1,016,679	2,053,047	(1,627,185)	1,795,399	(1,163,243)	1,409,533
Shareholders’ Equity:
Total Shareholders’ Equity	471,127	13,850	157,330	(487,535)	154,772	12,974	362,062	292,634	(341,626)	326,044	—	480,816
Total Liabilities & Shareholders’ Equity	$1,257,035	$26,245	$867,540	$(1,218,671)	$932,149	$365,832	$1,378,741	$2,345,681	$(1,968,811)	$2,121,443	$(1,163,243)	$1,890,349

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Balance Sheets
December 31, 2011
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
ASSETS
Cash and Cash Equivalents	$2,869	$595	$5	$—	$3,469	$52	$396	$22,013	$—	$22,461	$—	$25,930
Restricted Cash and Investments Held in Trust	—	—	—	—	—	22,517	77,199	—	—	99,716	—	99,716
Finance Receivables	—	—	—	—	—	—	—	1,495,340	—	1,495,340	—	1,495,340
Allowance for Credit Losses	—	—	—	—	—	—	—	(221,533)	—	(221,533)	—	(221,533)
Finance Receivables, Net	—	—	—	—	—	—	—	1,273,807	—	1,273,807	—	1,273,807
Dealer Finance Receivables	—	—	—	—	—	24	—	—	—	24	—	24
Inventory	212,330	—	—	—	212,330	—	—	—	—	—	—	212,330
Property and Equipment, Net	67,579	—	—	—	67,579	4,085	16,029	2,976	—	23,090	—	90,669
Investments in Subsidiaries	—	—	613,599	(613,599)	—	—	—	388,967	(388,967)	—	—	—
Other Assets	1,316,338	12,840	242,936	(724,386)	847,728	705,731	1,176,065	783,441	(1,891,941)	773,296	(1,556,671)	64,353
Total Assets	$1,599,116	$13,435	$856,540	$(1,337,985)	$1,131,106	$732,409	$1,269,689	$2,471,204	$(2,280,908)	$2,192,394	$(1,556,671)	$1,766,829
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$9,759	$—	$—	$—	$9,759	$—	$—	$—	$—	$—	$—	$9,759
Accrued Expenses and Other Liabilities	904,341	352	608,647	(724,386)	788,954	647,665	6,148	2,063,190	(1,871,445)	845,558	(1,556,671)	77,841
Portfolio Term Financings	—	—	—	—	—	—	803,130	—	(20,496)	782,634	—	782,634
Portfolio Warehouse Facilities	—	—	—	—	—	—	141,392	—	—	141,392	—	141,392
Senior Secured Notes Payable	—	—	99,029	—	99,029	—	—	99,029	—	99,029	—	198,058
Other Secured Notes Payable	84,500	—	—	—	84,500	2,135	12,661	—	—	14,796	—	99,296
Total Liabilities	998,600	352	707,676	(724,386)	982,242	649,800	963,331	2,162,219	(1,891,941)	1,883,409	(1,556,671)	1,308,980
Shareholders’ Equity:
Total Shareholders’ Equity	600,516	13,083	148,864	(613,599)	148,864	82,609	306,358	308,985	(388,967)	308,985	—	457,849
Total Liabilities & Shareholders’ Equity	$1,599,116	$13,435	$856,540	$(1,337,985)	$1,131,106	$732,409	$1,269,689	$2,471,204	$(2,280,908)	$2,192,394	$(1,556,671)	$1,766,829

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Operations
Three Months Ended September 30, 2012
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$226,866	$—	$—	$—	$226,866	$—	$—	$—	$—	$—	$—	$226,866
Interest Income	—	—	—	—	—	—	69,390	77,638	(69,694)	77,334	—	77,334
Dealer Finance and Other Income	—	—	—	—	—	757	—	—	—	757	—	757
Other Revenue	11,189	—	10,132	—	21,321	16,902	—	665	(16,883)	684	(22,005)	—
Equity in Income of Subsidiaries	—	—	110,096	(110,096)	—	—	—	55,527	(55,527)	—	—	—
Total Revenue	238,055	—	120,228	(110,096)	248,187	17,659	69,390	133,830	(142,104)	78,775	(22,005)	304,957
Costs and Expenses:
Cost of Used Vehicles Sold	151,264	—	—	—	151,264	—	—	—	—	—	—	151,264
Provision for Credit Losses	—	—	—	—	—	—	—	70,110	—	70,110	—	70,110
Portfolio Debt Interest Expense	—	—	—	—	—	—	11,080	—	—	11,080	—	11,080
Non-Portfolio Debt Interest Expense	712	149	18	—	879	23	495	11,067	(303)	11,282	(11,055)	1,106
Senior Secured Notes Interest Expense	—	—	3,311	—	3,311	—	—	3,311	—	3,311	—	6,622
Selling and Marketing	7,315	—	—	—	7,315	21	—	—	—	21	—	7,336
General and Administrative	23,436	(1,328)	1,831	—	23,939	14,345	14,098	23,032	(16,883)	34,592	(10,950)	47,581
Depreciation Expense	4,235	—	—	—	4,235	411	132	313	—	856	—	5,091
Total Costs and Expenses	186,962	(1,179)	5,160	—	190,943	14,800	25,805	107,833	(17,186)	131,252	(22,005)	300,190
Income before Income Taxes	51,093	1,179	115,068	(110,096)	57,244	2,859	43,585	25,997	(124,918)	(52,477)	—	4,767
Income Tax Expense (Benefit)	—	179	38	—	217	—	—	154	—	154	—	371
Net Income	$51,093	$1,000	$115,030	$(110,096)	$57,027	$2,859	$43,585	$25,843	$(124,918)	$(52,631)	$—	$4,396

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Operations
Three Months Ended September 30, 2011
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$213,766	$—	$—	$—	$213,766	$—	$—	$—	$—	$—	$—	$213,766
Interest Income	—	—	—	—	—	—	63,603	72,550	(63,907)	72,246	—	72,246
Other Revenue	12,790	—	5,744	—	18,534	19,925	—	925	(19,925)	925	(19,459)	—
Equity in Income of Subsidiaries	—	—	51,831	(51,831)	—	—	—	46,481	(46,481)	—	—	—
Total Revenue	226,556	—	57,575	(51,831)	232,300	19,925	63,603	119,956	(130,313)	73,171	(19,459)	286,012
Costs and Expenses:
Cost of Used Vehicles Sold	143,523	—	—	—	143,523	—	—	—	—	—	—	143,523
Provision for Credit Losses	—	—	—	—	—	—	—	61,951	—	61,951	—	61,951
Portfolio Debt Interest Expense	—	—	—	—	—	—	10,038	—	—	10,038	—	10,038
Non-Portfolio Debt Interest Expense	508	—	(112)	—	396	27	498	70,331	(63,907)	6,949	(6,700)	645
Senior Secured Notes Interest Expense	—	—	3,292	—	3,292	—	—	3,291	—	3,291	—	6,583
Selling and Marketing	5,740	—	—	—	5,740	—	—	2	—	2	—	5,742
General and Administrative	21,333	(58)	629	—	21,904	14,511	11,645	25,419	(19,925)	31,650	(12,759)	40,795
Depreciation Expense	3,661	—	—	—	3,661	179	149	309	—	637	—	4,298
Total Costs and Expenses	174,765	(58)	3,809	—	178,516	14,717	22,330	161,303	(83,832)	114,518	(19,459)	273,575
Income before Income Taxes	51,791	58	53,766	(51,831)	53,784	5,208	41,273	(41,347)	(46,481)	(41,347)	—	12,437
Income Tax Expense (Benefit)	—	18	(169)	—	(151)	—	—	212	—	212	—	61
Net Income	$51,791	$40	$53,935	$(51,831)	$53,935	$5,208	$41,273	$(41,559)	$(46,481)	$(41,559)	$—	$12,376

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Operations
Nine Months Ended September 30, 2012
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$750,125	$—	$—	$—	$750,125	$—	$—	$—	$—	$—	$—	$750,125
Interest Income	—	—	—	—	—	—	199,148	224,402	(200,058)	223,492	—	223,492
Dealer Finance and Other Income	—	—	—	—	—	1,380	—	—	—	1,380	—	1,380
Other Revenue	33,892	—	26,978	—	60,870	47,253	—	1,971	(47,193)	2,031	(62,901)	—
Equity in Income of Subsidiaries	—	—	186,606	(186,606)	—	—	—	94,746	(94,746)	—	—	—
Total Revenue	784,017	—	213,584	(186,606)	810,995	48,633	199,148	321,119	(341,997)	226,903	(62,901)	974,997
Costs and Expenses:
Cost of Used Vehicles Sold	496,680	—	—	—	496,680	—	—	—	—	—	—	496,680
Provision for Credit Losses	—	—	—	—	—	—	—	181,840	—	181,840	—	181,840
Portfolio Debt Interest Expense	—	—	—	—	—	—	31,998	—	—	31,998	—	31,998
Non-Portfolio Debt Interest Expense	2,247	260	55	—	2,562	71	1,482	29,709	(923)	30,339	(29,664)	3,237
Senior Secured Notes Interest Expense	—	—	9,919	—	9,919	—	—	9,919	—	9,919	—	19,838
Selling and Marketing	23,002	—	—	—	23,002	114	—	—	—	114	—	23,116
General and Administrative	67,214	(2,435)	6,260	—	71,039	44,311	40,207	60,553	(47,193)	97,878	(33,237)	135,680
Depreciation Expense	12,662	—	—	—	12,662	1,026	414	959	—	2,399	—	15,061
Total Costs and Expenses	601,805	(2,175)	16,234	—	615,864	45,522	74,101	282,980	(48,116)	354,487	(62,901)	907,450
Income before Income Taxes	182,212	2,175	197,350	(186,606)	195,131	3,111	125,047	38,139	(293,881)	(127,584)	—	67,547
Income Tax Expense (Benefit)	—	339	184	—	523	—	—	507	—	507	—	1,030
Net Income	$182,212	$1,836	$197,166	$(186,606)	$194,608	$3,111	$125,047	$37,632	$(293,881)	$(128,091)	$—	$66,517

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

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2012
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$182,212	$1,836	$197,166	$(186,606)	$194,608	$3,111	$125,047	$37,632	$(293,881)	$(128,091)	$—	$66,517
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	181,840	—	181,840	—	181,840
Depreciation Expense	12,662	—	—	—	12,662	1,026	414	959	—	2,399	—	15,061
Amortization of Debt Issuance Costs and Debt Premium and Discount	75	—	450	—	525	—	4,990	450	—	5,440	—	5,965
Non-Cash Compensation Expense-Related Party	—	—	620	—	620	—	—	619	—	619	—	1,239
Loss (Gain) from Disposal of Property and Equipment	(113)	—	—	—	(113)	(23)	—	(2)	—	(25)	—	(138)
Originations of Finance Receivables	—	—	—	—	—	—	—	(749,268)	—	(749,268)	—	(749,268)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	—	420,709	—	420,709	—	420,709
Change in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(4,433)	—	(4,433)	—	(4,433)
(Increase) Decrease in Inventory	53,237	—	—	—	53,237	—	—	—	—	—	—	53,237
(Increase) Decrease in Other Assets	(21,329)	(14,239)	(200,670)	193,356	(42,882)	325,961	368,780	263,011	(518,844)	438,908	(393,427)	2,599
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	(212,603)	(153)	2,441	(6,750)	(217,065)	(296,671)	(387)	(109,269)	264,754	(141,573)	393,427	34,789

Net Cash Provided By (Used In) Operating Activities	14,141	(12,556)	7	—	1,592	33,404	498,844	42,248	(547,971)	26,525	—	28,117
Cash Flows from Investing Activities:
Origination of Dealer Finance Receivables	—	—	—	—	—	(25,602)	—	—	—	(25,602)	—	(25,602)
Collections and Recoveries of Dealer Finance Receivables	—	—	—	—	—	1,970	—	—	—	1,970	—	1,970
Proceeds from Disposal of Property and Equipment	1,345	—	—	—	1,345	138	—	38	—	176	—	1,521
Purchase of Property and Equipment	(12,249)	—	—	—	(12,249)	(3,017)	272	(813)	—	(3,558)	—	(15,807)
Net Cash Provided By (Used In) Investing Activities	(10,904)	—	—	—	(10,904)	(26,511)	272	(775)	—	(27,014)	—	(37,918)
Cash Flows from Financing Activities:
Increase (Decrease) in Restricted Cash	—	—	—	—	—	(6,609)	6,573	—	—	(36)	—	(36)
Deposits into Investments Held in Trust	—	—	—	—	—	—	(9,000)	—	—	(9,000)	—	(9,000)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	38	—	—	38	—	38
Additions to Portfolio Term Financings	—	—	—	—	—	—	482,246	—	—	482,246	—	482,246
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(345,481)	—	—	(345,481)	—	(345,481)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	548,300	—	—	548,300	—	548,300
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(630,992)	—	—	(630,992)	—	(630,992)
Additions to Other Secured Notes Payable	30,001	12,968	—	—	42,969	—	—	—	—	—	—	42,969
Repayment of Other Secured Notes Payable	(30,179)	(772)	—	—	(30,951)	(269)	(155)	—	—	(424)	—	(31,375)
Payment of Debt Issuance Costs	(410)	—	(6)	—	(416)	—	(2,784)	(6)	—	(2,790)	—	(3,206)
Dividend Distributions	—	—	—	—	—	—	(547,971)	(44,790)	547,971	(44,790)	—	(44,790)
Net Cash Provided By (Used In) Financing Activities	(588)	12,196	(6)	—	11,602	(6,878)	(499,226)	(44,796)	547,971	(2,929)	—	8,673
Net Increase (Decrease) in Cash and Cash Equivalents	2,649	(360)	1	—	2,290	15	(110)	(3,323)	—	(3,418)	—	(1,128)
Cash and Cash Equivalents at Beginning of Period	2,869	595	5	—	3,469	52	396	22,013	—	22,461	—	25,930
Cash and Cash Equivalents at End of Period	$5,518	$235	$6	$—	$5,759	$67	$286	$18,690	$—	$19,043	$—	$24,802

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2011
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$181,532	$654	$186,037	$(182,186)	$186,037	$22,047	$115,154	$(101,063)	$(137,201)	$(101,063)	$—	$84,974
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	154,977	—	154,977	—	154,977
Depreciation Expense	9,594	—	—	—	9,594	535	445	903	—	1,883	—	11,477
Amortization of Debt Issuance Costs and Debt Premium and Discount	377	—	421	—	798	—	8,132	421	—	8,553	—	9,351
Non-Cash Compensation Expense-Related Party	—	—	1,162	—	1,162	—	—	1,162	—	1,162	—	2,324
Loss (Gain) from Disposal of Property and Equipment	(16)	—	—	—	(16)	—	—	(6)	—	(6)	—	(22)
Originations of Finance Receivables	—	—	—	—	—	—	—	(672,965)	—	(672,965)	—	(672,965)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	—	408,768	—	408,768	—	408,768
Decrease in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(1,841)	—	(1,841)	—	(1,841)
(Increase) Decrease in Inventory	(8,154)	—	—	—	(8,154)	—	—	—	—	—	—	(8,154)
(Increase) Decrease in Other Assets	(604,350)	2,838	(306,817)	286,637	(621,692)	(411,529)	234,360	(413,800)	326,438	(264,531)	882,763	(3,460)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	452,604	(3,311)	119,371	(104,451)	464,213	389,478	(16,963)	778,483	(700,311)	450,687	(882,763)	32,137
Net Cash Provided By (Used In) Operating Activities	31,587	181	174	—	31,942	531	341,128	155,039	(511,074)	(14,376)	—	17,566
Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	280	—	—	—	280	63	—	20	—	83	—	363
Purchase of Property and Equipment	(33,228)	—	—	—	(33,228)	(174)	(184)	(278)	—	(636)	—	(33,864)
Net Cash Provided By (Used In) Investing Activities	(32,948)	—	—	—	(32,948)	(111)	(184)	(258)	—	(553)	—	(33,501)
Cash Flows from Financing Activities:
Increase (Decrease) in Restricted Cash	5	—	—	—	5	(93)	16,789	—	—	16,696	—	16,701
Deposits into Investments Held in Trust	—	—	—	—	—	—	(8,699)	—	—	(8,699)	—	(8,699)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	(17,018)	—	—	(17,018)	—	(17,018)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	692,800	—	—	692,800	—	692,800
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(834,600)	—	—	(834,600)	—	(834,600)
Additions to Portfolio Term Financings	—	—	—	—	—	—	461,061	—	—	461,061	—	461,061
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(242,591)	—	—	(242,591)	—	(242,591)
Additions to Other Secured Notes Payable	—	—	—	—	—		—	—	—	—	—	—
Repayment of Other Secured Notes Payable	—	—	—	—	—	(256)	(147)	—	—	(403)	—	(403)
Payment of Debt Issuance Costs	(250)	—	(169)	—	(419)	—	(5,283)	(169)	—	(5,452)	—	(5,871)
Dividend Distributions	—	—	—	—	—	(350)	(403,149)	(153,434)	511,074	(45,859)	—	(45,859)
Net Cash Provided By (Used In) Financing Activities	(245)	—	(169)	—	(414)	(699)	(340,837)	(153,603)	511,074	15,935	—	15,521
Net Increase (Decrease) in Cash and Cash Equivalents	(1,606)	181	5	—	(1,420)	(279)	107	1,178	—	1,006	—	(414)
Cash and Cash Equivalents at Beginning of Period	3,588	322	—	—	3,910	285	515	18,967	—	19,767	—	23,677
Cash and Cash Equivalents at End of Period	$1,982	$503	$5	$—	$2,490	$6	$622	$20,145	$—	$20,773	$—	$23,263

Tables of Contents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Entry into a Material Definitive Agreement
On September 11, 2012, DTAG and DTAC entered into definitive agreements to sell DriveTime in separate transactions.
Pursuant to the definitive agreements, DTAC agreed to sell its finance receivable portfolio, which consists of vehicle-related installment sales contracts, certificates representing its residual interests in securitizations of finance receivables, and certain other assets to Santander Consumer USA Inc. Immediately thereafter, a new entity owned by third-party investors would purchase all of the outstanding stock of DTAG and DTAC, effectively acquiring DTAG's used vehicle dealership operations, currently consisting of 93 owned and leased dealerships and 16 reconditioning and other facilities throughout the United States.

           Also in conjunction with the execution of the definitive agreements noted above, on September 24, 2012, DTAG issued an Offer to Purchase and Consent Solicitation (“Offer to Purchase”) with respect to the outstanding $200.0 million 12.625% Senior Secured Notes due 2017 issued by DTAG and DTAC (the “Notes”).
Since execution of definitive agreements, the purchasers have requested that DTAG and DTAC restructure the proposed transactions and DTAG and DTAC engaged in good faith discussions with the other parties regarding various potential alternatives. However, no agreements were reached and DTAG and DTAC have notified the buyers that they are terminating the agreements for the buyers' inability to consummate the transactions. As a result, we have written-off approximately $2.6 million of transaction-related costs. We also expect to terminate the offer to purchase on or before its expiration date (November 19, 2012). While it is conceivable the parties will continue discussions regarding alternative transactions, it is not anticipated that the transactions reflected in the current definitive agreements will proceed.

Overview
We are the leading used vehicle retailer in the United States with a primary focus on the sale and financing of quality vehicles to the subprime market. Through our branded dealerships, we provide our customers with a comprehensive end-to-end solution for their automotive needs, including the sale, financing, and maintenance of their vehicles. As of September 30, 2012, we owned and operated 93 dealerships and 16 reconditioning facilities in 19 states. For the nine months ended September 30, 2012, we sold 48,651 vehicles, generated $975.0 million of total revenue (sales revenue and interest income combined) and $136.9 million of Adjusted EBITDA. We provide our customers with financing for substantially all of the vehicles we sell. We historically have not utilized third-party finance companies or banks to finance vehicles for our customers, and many of our customers may be unable to obtain financing to purchase a vehicle from another company, therefore financing is an essential component of the services that we provide to our customers. As of September 30, 2012, our loan portfolio had a total outstanding principal balance of $1.6 billion. We maintain our loan portfolio and related financings on our balance sheet.
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
Select information regarding our dealerships is as follows:

Tables of Contents

	Nine Months Ended
	September 30, 2012		As of September 30, 2012
State	# of Units Sold	Percent of Unit Sales Volume	Number of Stores	Number of Reconditioning Facilities	# of Active Loans	Loan Principal	% of Portfolio
Texas	10,330	21.2%	17	4	34,081	$381,352	23.2%
Florida	6,757	13.9%	15	2	23,265	254,296	15.5%
North Carolina	4,491	9.2%	9	1	14,333	164,335	10.1%
Georgia	4,048	8.4%	7	1	11,091	125,451	7.6%
Arizona	3,436	7.2%	6	1	10,887	115,552	7.1%
Tennessee	2,938	6.0%	5	1	5,446	72,683	4.4%
Virginia	2,820	5.8%	6	1	10,371	110,282	6.7%
California	2,063	4.2%	4	1	7,019	75,841	4.6%
South Carolina	2,016	4.1%	3	—	4,439	58,195	3.5%
Alabama	1,945	4.0%	4	—	3,145	42,620	2.6%
Nevada	1,806	3.7%	2	1	6,216	67,854	4.1%
New Mexico	1,362	2.8%	3	1	5,088	51,991	3.2%
Oklahoma	1,243	2.6%	2	—	2,751	36,423	2.2%
Indiana	996	2.0%	2	1	1,416	20,904	1.3%
Colorado	799	1.6%	2	1	3,494	36,728	2.2%
Ohio	766	1.6%	3	—	817	12,049	0.7%
Mississippi	721	1.5%	1	—	1,041	14,900	0.9%
Arkansas	110	0.2%	1	—	110	1,757	0.1%
Missouri	4	—%	1	—	4	68	—%
	48,651	100.0%	93	16	145,014	$1,643,281	100.0%
Our integrated business model is focused on giving our customers the ability to acquire quality used vehicles through six key activities:

•
Vehicle acquisition. We acquire inventory primarily from used vehicle auctions. Our centralized vehicle selection strategy takes into account many factors, including the retail value, age, and costs of buying, reconditioning, and delivering the vehicle for resale, along with buyer affordability and desirability. At September 30, 2012, we employed 39 buyers who averaged 5 years of experience with us. For the nine months ended September 30, 2012, we purchased 53,173 vehicles from auctions nationwide.

•
Vehicle reconditioning and distribution. Subsequent to acquisition, vehicles are transported to one of our 16 regional reconditioning facilities, where we recondition the vehicles and perform a rigorous multi-point inspection for safety and operability. During the nine months ended September 30, 2012, we spent approximately $1,600 in reconditioning costs per vehicle sold, including parts and labor. Upon passing our quality assurance testing, we determine the distribution of vehicles to our dealerships based on current inventory mix and levels, along with sales patterns at each dealership.

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

Tables of Contents

•
Loan servicing. We perform all servicing functions for our loan portfolio, from collections through the resale of repossessed vehicles. Customers can make cash payments through an electronic payment network at over 3,900 Wal-Mart stores and more than 25,000 other locations nationwide. Customers can also make payments through traditional payment methods such as check, money order, bill-pay and ACH. Our experienced collection staff utilizes our proprietary collection software, which we developed specifically for subprime auto loans. We use behavioral models designed to predict payment habits, as well as automated dialer and messaging systems to enhance collection efficiency. We utilize our vehicle acquisition and sales expertise in representing repossessed vehicles at auction in order to maximize the recovery value of repossessed vehicles.

•
After sale support. After-sale support consists of our DriveCare® limited warranty: a 36 month / 36,000 mile warranty, including three oil changes per year at Sears Automotive and other locations and 24/7 roadside assistance on each vehicle we sell. We self-administer and insure our warranty program through our in-house team of customer service representatives, including warranty claim specialists, who are certified mechanics, and our pre-approved vendor network of independent third-party repair facilities.

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

Third Quarter 2012 Highlights

•	Total revenue increased 6.6% to $305.0 million, compared to third quarter 2011.

•	Unit sales increased 4.3% to 14,839 vehicles sold, compared to third quarter 2011.

•	Originations increased 7.5% to $228.9 million, compared to third quarter 2011.

•	GO Financial increased its dealer base to 169 dealers and funded $13.4 million in dealer advances.

Tables of Contents

•	In July 2012, we completed our 43rd securitization transaction (2012-2) by issuing $247.2 million of asset backed securities, collateralized by approximately $300.0 million of finance receivables.
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

Factors Affecting Comparability
We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
New business line
In December 2011, we launched GO Financial. GO provides indirect subprime auto financing to non-DriveTime dealers, focusing primarily in markets where we do not have existing DriveTime dealerships. This business line was launched during our fourth quarter 2011 and was not material to our financial results in 2011; however in 2012, GO’s originations of dealer financings continued to grow. Growth of GO has increased our total revenue and portfolio size over time; however, GO is not expected to have a significant net impact to our consolidated results for 2012. Further, GO incurred operating expense as it hired personnel, organized and registered in various states with various regulatory authorities, and incurred other costs of doing business, thereby increasing our general and administrative expenses.

Tables of Contents

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
The following table sets forth our results of operations for the periods indicated:

Tables of Contents

	As of and for the		As of and for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands except per unit data)
Consolidated Statement of Operations Data:
Total revenue	$304,957	$286,012	$974,997	$894,275
Total costs and expenses	$300,190	$273,575	$907,450	$808,391
Income before income taxes	$4,767	$12,437	$67,547	$85,884
Net Income	$4,396	$12,376	$66,517	$84,974
Other Financial Data:
EBITDA (1)	$28,666	$34,001	$137,681	$152,172
Adjusted EBITDA (1)	$28,156	$33,299	$136,873	$153,420
Dealerships:
Dealerships in operation at end of period	93	88	93	88
Average number of vehicles sold per dealership per month	55	54	61	59
Retail Sales:
Number of used vehicles sold	14,839	14,233	48,651	45,967
Average age of vehicles sold (in years)	6.0	5.6	6.0	5.4
Average mileage of vehicles sold	91,132	83,184	85,865	78,725
Per vehicle sold data:
Average sales price	$15,288	$15,019	$15,418	$14,842
Average cost of vehicle sold	$(10,194)	$(10,084)	$(10,209)	$(9,595)
Average gross margin	$5,094	$4,935	$5,209	$5,247
Gross margin percentage	33.3%	32.9%	33.8%	35.4%
Loan Portfolio:
Principal balances originated	$228,890	$212,889	$749,268	$672,965
Average amount financed per origination	$15,412	$14,963	$15,494	$14,671
Number of loans outstanding—end of period	145,014	141,800	145,014	141,800
Principal outstanding—end of period	$1,643,281	$1,510,815	$1,643,281	$1,510,815
Average principal outstanding	$1,636,811	$1,503,811	$1,569,973	$1,458,054
Average effective yield on portfolio (2)	19.0%	19.6%	19.5%	19.9%
Allowance for credit losses as a percentage of portfolio principal	15.2%	15.1%	15.2%	15.1%
Portfolio performance data:
Portfolio delinquencies over 30 days (3)	12.6%	9.4%	12.6%	9.4%
Principal charged-off as a percentage of outstanding principal	6.2%	6.4%	16.4%	16.2%
Recoveries as a percentage of principal charged-off	37.8%	41.8%	41.1%	42.9%
Net charge-offs as a percentage of average principal (4)	3.9%	3.7%	9.6%	9.2%
Financing and Liquidity:
Unrestricted cash and availability (5)	$257,862	$183,065	$257,862	$183,065
Ratio of net debt to shareholders’ equity (6)	2.5x	2.3x	2.5x	2.3x
Total average debt	$1,291,631	$1,115,376	$1,232,897	$1,082,341
Weighted average effective borrowing rate on total debt (7)	5.8%	6.1%	5.9%	6.7%

Tables of Contents

	September 30, 2012	December 31, 2011	December 31, 2010
	($ in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$24,802	$25,930	$23,677
Finance receivables (8)	$1,676,374	$1,495,340	$1,408,741
Allowance for credit losses	$(251,415)	$(221,533)	$(208,000)
Inventory	$159,010	$212,330	$145,961
Total assets	$1,890,349	$1,766,829	$1,568,154
Total debt (9)	$1,287,054	$1,221,380	$1,070,207
Shareholders’ equity	$480,816	$457,849	$418,767

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

(3)
Delinquencies are presented on a Sunday-to-Sunday basis, which reflects delinquencies as of the nearest Sunday to period end. Sunday is used to eliminate any impact of the day of the week on delinquencies since delinquencies tend to be higher mid-week. Delinquencies as of September 30, 2012, include 0.4% of delinquencies in the 91-120 day delinquency bucket, as a result of our change in charge-off policy in December 2011.

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

(7)	Weighted average effective borrowing rate includes the effect of amortization of discounts, debt issuance costs, and unused line fees.

(8)	Finance receivables include principal balances, accrued interest, and capitalized loan origination costs.

(9)	Total debt excludes accounts payable, accrued expenses, and other liabilities.

Tables of Contents

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)
Revenue:
Sales of Used Vehicles	$226,866	$213,766	6.1%	$750,125	$682,247	9.9%
Interest Income	77,334	72,246	7.0%	223,492	212,028	5.4%
Dealer Finance and Other Income	757	—	100.0%	1,380	—	100.0%
Total Revenue	304,957	286,012	6.6%	974,997	894,275	9.0%
Costs and Expenses:
Cost of Used Vehicles Sold	151,264	143,523	5.4%	496,680	441,060	12.6%
Provision for Credit Losses	70,110	61,951	13.2%	181,840	154,977	17.3%
Portfolio Debt Interest Expense	11,080	10,038	10.4%	31,998	32,847	(2.6)%
Non-Portfolio Debt Interest Expense	1,106	645	71.5%	3,237	2,016	60.6%
Senior Secured Debt Interest Expense	6,622	6,583	0.6%	19,838	19,948	(0.6)%
Selling and Marketing	7,336	5,742	27.8%	23,116	19,132	20.8%
General and Administrative	47,581	40,795	16.6%	135,680	126,934	6.9%
Depreciation Expense	5,091	4,298	18.5%	15,061	11,477	31.2%
Total Costs and Expenses	300,190	273,575	9.7%	907,450	808,391	12.3%
Income Before Income Taxes	4,767	12,437	(61.7)%	67,547	85,884	(21.4)%
Income Tax Expense	371	61	508.2%	1,030	910	13.2%
Net Income	$4,396	$12,376	(64.5)%	$66,517	$84,974	(21.7)%
Sales of used vehicles
Revenue from sales of used vehicles increased during the three and nine months ended September 30, 2012, compared to 2011. The increase in revenue was primarily due to an increase in sales volume as a result of opening new dealerships, coupled with an increase in the average sales price per vehicle sold. Since September 30, 2011, we opened a net of five additional dealerships by opening eight new dealerships and closing three legacy dealerships. Generally, our new dealerships have a larger footprint and support a larger region; therefore new dealerships generate higher sales volumes on average than the legacy dealerships we closed. The increase in average sales price per vehicle sold is attributable to an overall increase in the average cost of used vehicles sold, primarily as a result of an increase in wholesale used vehicle prices. See also “—Cost of used vehicles sold”.
Interest income
Interest income increased during the three and nine months ended September 30, 2012, compared to the same periods in 2011. This increase is primarily due to an increase in our average portfolio principal outstanding. Average portfolio principal outstanding increased $132.5 million as of September 30, 2012, compared to 2011. This increase was the result of an increase in originations over portfolio run-off. Partially offsetting the increase in average portfolio size was a decrease in average effective yield on our receivables period over period, as a result of a decrease in average APR of contracts originated.
Dealer Finance and other income
Dealer Finance and other income represents the finance income recognized on our portfolio of indirect lending activities through GO Financial (“GO”) and income recognized on other ancillary products offered by GO to its independent third party dealerships. Our average portfolio of dealer finance receivables for the three and nine months ended September 30, 2012 was $17.6 million and $11.8 million, respectively, and we had 169 active dealers participating in our indirect lending program at September 30, 2012. Other income consists of income from GPS devices and service contracts offered by GO dealer participants to their customers at time of originating an indirect lending auto loan.
Cost of used vehicles sold

Tables of Contents

Total cost of used vehicles sold increased for the three and nine months ended September 30, 2012, compared to 2011. The increase was due to an increase in the number of vehicles sold and an increase in the average cost of vehicles sold during the three and nine months ended September 30, 2012. Our cost of vehicles sold per unit increased primarily as a result of higher acquisition costs at auction. Wholesale used vehicle prices are higher primarily, due to an increased demand for used vehicles, coupled with a decrease in supply of used vehicles nationwide. Acquisition costs are a function of the vehicle make, mileage, model, and year mix that we acquire, along with vehicle wholesale auction price trends for the segment of vehicles that we target for acquisition. The average vehicle age and mileage of vehicles sold in the third quarter of 2012 increased in an effort to maintain overall affordability for our customers, which has also increased vehicle reconditioning costs. Reconditioning costs have increased compared to the same period in 2011 in order to maintain similar initial quality of vehicles for our customers, despite an increase in vehicle age and mileage.
Gross margin
Gross margin total dollars increased for the three and nine months ended September 30, 2012 versus 2011. The increase in gross margin dollars is attributable to an increase in vehicles sold period over period. Gross margin as a percentage of sales revenue increased to 33.3% from 32.9% for the three months ended September 30, 2012 and decreased to 33.8% from 35.4% for the nine months ended September 30, 2012, compared to the same periods in 2011. Generally, we strive to maintain profitability per vehicle at a level which maintains affordability for our customers. Year to year changes in gross margin percentage are primarily reflective of a change in sales price. Throughout 2012, sales price increased in order to keep pace with the inflation of the wholesale cost of vehicles. Our average price per vehicle sold increased 1.8% and 3.9%, respectively, for three and nine months ended September 30, 2012, compared to the same periods in 2011. Our total cost per vehicle sold increased 1.1% and 6.4%, respectively, during the three and nine months ended September 30, 2012 when compared to the same periods in 2011.
Provision for credit losses
Provision for credit losses increased for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The increase is primarily the result of an increase in the principal balance of loans outstanding as a result of an increase in originations over portfolio run-off and a decrease in recovery rates for loans charged off.
Net charge-offs as a percentage of average outstanding principal increased slightly for the three and nine months ended September 30, 2012 compared to the same periods in 2011. Gross principal charged-off decreased slightly period over period for the three months ended September 30, 2012 compared to 2011. This decrease was attributable to higher save rates in third quarter 2012 as compared to the same time last year. Gross principal charged-off increased slightly for the nine months ended September 30, 2012 compared to 2011. Influencing year to date gross loss rates are general economic conditions including unemployment and underemployment rates and wholesale vehicle prices, which have resulted in the sale of an older, higher mileage vehicle coupled with longer financing terms to maintain customer payment affordability. Recoveries as a percentage of principal charged-off decreased to 37.8% from 41.8% for the three months ended September 30, 2012 compared to 2011, and 41.1% from 42.9% for the nine months ended September 30, 2012. Throughout 2011, the used vehicle wholesale market continually realized increases in values as a result of increased demand for used vehicles coupled with a decline in supply. This increase in values continued through the first quarter as we realized historical high post repossession wholesale recovery values at auction. However, beginning in the second quarter and continuing into the third quarter 2012, the market softened partially as a result of rising new vehicle sales increasing the inventory of used vehicles from trade-ins and an increase in supply of fleet vehicles as rental companies are retiring many vehicles.
Portfolio debt interest expense
Total portfolio debt interest expense increased for the three months ended September 30, 2012 and decreased for the nine months ended September 30, 2012, compared to the same periods in 2011. The increase in expense for the three months ended September 30, 2012 is the result of an increase in the outstanding balance of portfolio debt period over period. Our average amount borrowed under portfolio debt increased to $994.2 million from $859.5 million for the three months ended September 30, 2012 compared to the same period in 2011 as a result of our 2012 securitizations. This increase was partially offset by a decrease in the overall cost of funds of portfolio debt. Cost of funds of portfolio debt decreased to 4.4% for the three months ended September 30, 2012 compared to 4.6% in 2011. The decrease in interest expense during the nine months ended September 30, 2012 is reflective of a decrease in the overall cost of funds of portfolio debt to 4.5% for compared to 5.2% for the same period in 2011. The decrease in our costs of funds is primarily attributable to lower borrowing costs of our recent securitizations.
Non-portfolio debt interest expense
Total non-portfolio debt interest expense increased for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The increase was primarily due to increased borrowings on our inventory line.

Tables of Contents

Borrowings increased as a result of increasing the capacity of inventory facility from $50.0 million as of September 30, 2011 to $130.0 million as of September 30, 2012. As a result, the average balance outstanding of non-portfolio debt grew from $57.9 million and $58.3 million during the three and nine months ended September 30, 2011 to $99.2 million and $96.5 million during the three and nine months ended September 30, 2012.
Selling and marketing expense
Selling and marketing expenses increased for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The increase was due to an increase in our advertising expenses. Advertising expense increased due to advertising in new markets as a result of expansion to new geographic regions, increasing advertising in selected legacy regions, expanding our marketing campaigns to include ads in Spanish, and advertising on the radio in 2012. This increase was partially offset by a decrease in production costs of $1.4 million for the nine months ended September 30, 2012 as a result of producing two sets of television commercials in 2011, while we produced only one set of commercials during 2012 .
General and administrative expense
General and administrative expenses increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily as a result of a general increase in legal and professional fees as well as an increase in location and operating costs related to the number of dealerships and reconditioning centers in operation year over year and a corresponding increase in salaries and wages as we increase the number of employees in conjunction with our overall expansion. Additionally, we wrote off approximately $2.6 million dollars of previously capitalized costs associated with the purchase transaction with Santander Consumer USA, Inc.
Depreciation expense
Depreciation expense increased for the three and nine months ended September 30, 2012 compared to 2011. This increase was primarily the result of an increase in capital expenditures in 2011 and 2012 associated with the expansion of our dealership base and information technology infrastructure.
Net income
Net income decreased for the three and nine months ended September 30, 2012 compared to the same periods in 2011. These decreases are primarily attributable to increases in general and administrative expenses and an increase in provision for loan losses, partially offset by increases in interest income and gross margin from retail sales.
Originations
The following table sets forth information regarding our originations for the periods indicated.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,
	2012	2011		2012	2011	Change
	($ in thousands except per loan data)
Amount originated	$228,890	$212,889	$16,001	$749,268	$672,965	$76,303
Number of loans originated	14,838	14,226	612	48,650	45,951	2,699
Average amount financed per origination	$15,412	$14,963	$449	$15,494	$14,671	$823
Average APR originated	20.3%	20.7%	(0.4)%	20.3%	20.7%	(0.4)%
Average term (in months)	56.7	57.9	(1.2)	57.3	56.8	0.5
Average down payment per origination	$826	$995	$(169)	$1,032	$1,141	$(109)
Down payment as a percent of amount financed	5.4%	6.6%	(1.2)%	6.7%	7.8%	(1.1)%
Percentage of sales revenue financed (1)	100.5%	99.6%	0.9%	99.1%	98.6%	0.5%
(1) Sales revenue is calculated as gross revenue net of sales back-out reserve and sales discounts.
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

Tables of Contents

The principal amount of loans we originated increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The increase was due to an increase in the number of used vehicles sold, an increase in the average amount financed per loan originated as a direct result of an increase in the average sales price per vehicle sold, and a decrease in the average down payment per loan originated.
Receivables portfolio
The following table shows the characteristics of our finance receivables portfolio for the periods indicated:

	As of and for the Three Months Ended September 30,		Change	As of and for the Nine Months Ended September 30,		Change
	2012	2011		2012	2011
	($ in thousands except per loan data)
Average remaining principal per loan, end of period	$11,111	$10,655	$456	$11,111	$10,655	$456
Weighted Average APR of contracts outstanding	20.5%	20.9%	(0.4)%	20.5%	20.9%	(0.4)%
Average age per loan (in months)	14.1	14.8	(0.7)	14.5	15.1	(0.6)
Delinquencies:
Delinquencies 31-60 days	8.0%	6.2%	1.8%	8.0%	6.2%	1.8%
Delinquencies 61-90 days	4.2%	3.2%	1.0%	4.2%	3.2%	1.0%
Delinquencies 91-120 days	0.4%	—%	0.4%	0.4%	—%	0.4%
Total Delinquencies over 30 days	12.6%	9.4%	3.2%	12.6%	9.4%	3.2%

Delinquencies
As a percentage of total outstanding loan principal balances, delinquencies over 30 days were 12.6% and 9.4% at September 30, 2012 and 2011, respectively. The increase in delinquencies is the result of our change in collection strategy for early delinquencies aimed to improve customer experience while reducing cost of servicing, coupled with the effects of the current economic environment, including high unemployment and underemployment. As a result, we anticipate delinquencies to be relatively higher than our historical rates.

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
Recent financing and cash flow transactions
During the three months ended September 30, 2012, we paid $19.1 million in dividends to shareholders related to income earned during the second quarter of 2012. In October 2012, the Board of Directors approved and the Company paid $6.4 million of dividends relating to third quarter 2012 earnings.

Liquidity
The following is a summary of total available liquidity, consisting of unrestricted cash and current availability under our portfolio warehouse and inventory facilities for the periods indicated:

	September 30, 2012	December 31, 2011	September 30, 2011
	(in thousands)
Liquidity
Unrestricted cash	$24,802	$25,930	$23,263
Portfolio warehouse facilities	218,957	148,837	149,802
Inventory facility	14,103	55,500	10,000
Total liquidity	$257,862	$230,267	$183,065

Tables of Contents

The following table presents a summary of our access to liquidity under our portfolio warehouse facilities and our inventory facility based on collateral pledged as of September 30, 2012:

Components of Liquidity	Facility Amount	Amount Drawn	Unused Facility Amount	Borrowing Base	Amount Drawn	Total Availability
	(In thousands)
Deutsche Bank warehouse facility	$150,000	$22,300	$127,700	$51,572	$22,300	$29,272	(1)
Wells Fargo warehouse facility	150,000	20,500	129,500	74,192	20,500	53,692	(2)
RBS warehouse facility	125,000	15,900	109,100	54,131	15,900	38,231	(3)
DTAC receivables	N/A	N/A	N/A	97,762	N/A	97,762	(4)
Total portfolio warehouse facilities	$425,000	$58,700	$366,300	$277,657	$58,700	$218,957
Inventory facility	130,000	84,321	45,679	98,424	84,321	14,103
	$555,000	$143,021	$411,979	$376,081	$143,021	233,060
Unrestricted cash						24,802
Total cash and availability						$257,862

(1)
Excludes $3.0 million of warehouse cash collections per borrowing base definition. During October 2012, as a result of a rise in portfolio delinquencies, our advance rate contractually decreased on this facility from 58% to 54%.

(2)
Excludes $1.1 million of warehouse cash collections per borrowing base definition. During October 2012, as a result of a rise in portfolio delinquencies, our advance rate contractually decreased on this facility from 58% to 48%. This was cured by October 31, 2012.

(3)	Assumes collection and reserve amounts on deposit of $3.0 million are used to pay down amount drawn.

(4)
Includes $173.7 million of unpledged qualifying receivables that can be pledged immediately and bring total borrowing to our maximum capacity. The borrowing base is the lesser of total eligible collateral multiplied by the applicable advance rate and the facility amount.

Changes in liquidity
Changes in liquidity are affected by increases and decreases to our operating cash flow, changes in advance rates on our portfolio warehouse facilities, capacity of our portfolio warehouse and inventory facilities, portfolio term financings, and changes in other notes payable. The following is a summary of changes in liquidity for each period presented:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Liquidity—beginning of period	$230,267	$145,837
Net decrease in cash and cash equivalents	(1,128)	(414)
Increase in portfolio warehouse availability	70,120	37,642
(Decrease) in inventory facility availability	(41,397)	—
Liquidity—end of period	$257,862	$183,065

Our liquidity for the nine months ended September 30, 2012 increased $27.6 million, from $230.3 million at December 31, 2011, to $257.9 million at September 30, 2012. This increase was primarily the result of an increase in operating cash flow used to paydown our warehouse facilities, which was partially offset by a decrease in inventory facility availability as a result of a seasonal decrease in inventory levels.
Cash flows
Operating activities
For the nine months ended September 30, 2012, net cash provided by operating activities was $28.1 million, as compared to $17.6 million for the nine months ended September 30, 2011. The increase in cash provided by operating activities was primarily attributable to a reduction in inventory levels in comparison to an increase in 2011, which was partially offset by an increase in net originations over portfolio run-off and an increase in net income adjusted for non-cash items.

Tables of Contents

Investing activities
For the nine months ended September 30, 2012, net cash used in investing activities increased slightly to $37.9 million from $33.5 million for the same period in 2011. This increase was the result of originating dealer finance receivables for GO Financial during 2012. This increase was offset by a decrease in cash used to purchase dealership facilities, equipment for new dealerships and remodeling existing dealerships.
Financing activities
For the nine months ended September 30, 2012, net cash provided by financing activities decreased to $8.7 million, compared to $15.5 million for the same period in 2011. This was primarily the result of increased cash from operating activities, reducing the financing levels required for our business funding.

Senior Secured Notes Collateral
Our Senior Secured Notes require us to maintain a collateral coverage ratio of 1.5x of the aggregate principal amount of outstanding Senior Secured Notes. The following is the calculation of the collateral coverage ratio as of September 30, 2012. This calculation is not meant to portray a GAAP summary of collateral but rather a summary of collateral as it resides legally within the Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Co-Issuers of the Senior Secured Notes.

	As of September 30, 2012
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Co-Issuers	Total
	($ In thousands)
Collateral Amounts
Net Receivables Value (1)	$—	$108,204	$242,854	$351,058
Net Inventory Value (2)	48,715	—	—	48,715
Cash Equivalents (3)	—	—	—	—
Total Collateral Amount	$48,715	$108,204	$242,854	$399,773
12.625% Senior Secured Notes				200,000
Collateral Coverage Ratio				2.0x

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

Impact of Inflation

Tables of Contents

Inflation generally results in higher interest rates on our borrowings, which could decrease the profitability of our existing portfolio to the extent we have variable rate debt and could decrease profitability of our future originations if we are not able to pass the increase on to our customers. We may seek to limit the risk of increasing borrowing costs:

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
In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does reflect:

•	cash expenditures for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital requirements;

•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	the cost or cash required to replace assets that are being depreciated or amortized; and

•	the impact on our reported results of earnings or charges resulting from items accounted for in the GAAP measure from which EBITDA and Adjusted EBITDA is derived.

Tables of Contents

The following table presents data relating to EBITDA and Adjusted EBITDA, which are non-GAAP measures, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income:	$4,396	$12,376	$66,517	$84,974
Plus EBITDA adjustments:
Income tax expense	371	61	1,030	910
Total interest expense	18,808	17,266	55,073	54,811
Depreciation expense	5,091	4,298	15,061	11,477
EBITDA	28,666	34,001	137,681	152,172
Store closing costs (1)	16	(466)	349	(99)
Sales Tax Refund Adjustments (2)	(836)	(701)	(2,396)	(978)
Restricted Stock Compensation expense (3)	310	465	1,239	2,325
Adjusted EBITDA	$28,156	$33,299	$136,873	$153,420

(1)	Store closing costs represent ongoing costs to close stores in 2008 and 2009 related to downsizing (and do not include stores closed in the normal course of business).

(2)	Represents non-cash adjustments to sales tax refunds related to loans charged-off in prior periods.

(3)	Represents compensation expense related to a restricted stock agreement between the Company and Mr. Fidel.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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
Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
4.2.1
Security Agreement dated as of June 4, 2010, among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association, as collateral agent. (incorporated by reference to Exhibit 4.1.3 to our Registration Statement on Form S-4/A filed on February 2, 2011) †

4.2.2
Supplement No. 1 dated as of October 28, 2011 to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association or the Secured Parties (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 3, 2011)

4.2.3
Supplement No. 2, dated as of March 30, 2012 to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC and Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 5, 2012)

4.3
Pledge Agreement dated as of June 4, 2010, between DT Acceptance Corporation and Wells Fargo Bank, National Association, as collateral agent. (incorporated by reference to Exhibit 4.1.4 to our Registration Statement on Form S-4/A filed on February 2, 2011)†

4.4
Pledge Letter dated as of August 2, 2010, amending the Pledge Agreement dated as of June 4, 2010. (incorporated by reference to Exhibit 4.1.5 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.5
Intercreditor Agreement, dated as of June 4, 2010, among Santander Consumer USA Inc. and Manheim Automotive Financial Services, Inc. as First Priority Creditors, Wells Fargo Bank, National Association, as Collateral Agent and Second Priority Representative for the Second Priority Secured Parties (as defined therein), and as Trustee for the Holders (as defined therein), DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, and DT Acceptance Corporation, and each of the other Loan Parties party thereto. (incorporated by reference to Exhibit 4.1.6 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.6
Registration Rights Agreement, dated June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Jefferies & Company, Inc., RBS Securities Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.7
Registration Rights Agreement, dated June 6, 2011, by and among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Approval Services Company, LLC and RBS Securities Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 10, 2011)

10.1
Amendment No. 1, dated August 31, 2012, to the Loan and Servicing Agreement, dated December 28, 2011, by and among DT Warehouse, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, as Backup Servicer, Paying Agent and Securities Intermediary, the commercial paper conduits from time to time party thereto, the financial institutions from time to time party thereto, and Deutsche Bank AG, New York Branch, as Program Agent for the Conduit Lenders and Committed Lenders (incorporated by reference to Exhibit 10.1 to our Form 8-k filed on September 7, 2012)

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

Tables of Contents

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

DRIVETIME AUTOMOTIVE GROUP, INC.

Date: November 14, 2012	By:	/s/ Mark G. Sauder
Name: Mark G. Sauder
Title: Chief Financial Officer & Executive VP

DT ACCEPTANCE CORPORATION

Date: November 14, 2012	By:	/s/ Mark G. Sauder
Name: Mark G. Sauder
Title: Chief Financial Officer & Executive VP