Form 10-K
period 2012-12-31
DRIVETIME AUTOMOTIVE GROUP INC; DT Acceptance Corp
filed 2013-03-29
CIK 1012704, 1493927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-K
 _______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Numbers: 333-169730-01
_______________________________________
DriveTime Automotive Group, Inc.
(Exact name of registrant as specified in its charter)
 _______________________________________

DELAWARE	86-0721358
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
_______________________________________
DT Acceptance Corporation
(Exact name of registrant as specified in its charter)
_______________________________________

ARIZONA	82-0587346
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
4020 East Indian School Road
Phoenix, Arizona 85018
(Address, including zip code, of principal executive offices)
(602) 852-6600
(Registrants’ telephone number, including area code)
_______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On December 31, 2012, none of the voting stock of the registrant was held by non-affiliates.
The total number of shares of common stock outstanding as of December 31, 2012, was 101.7696

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

Industry Data
We use industry and market data throughout this annual report, which we have obtained from market research, independent industry publications or other publicly available information. Our statement that we are the leading used vehicle retailer in the United States with a primary focus on the sale and financing of quality vehicles in the subprime market is based on our review of the other top companies’ financial statements, industry publications and research data with respect to such other companies. Although we believe that each such source is reliable as of its respective date, the information contained in such sources has not been independently verified. While we are not aware of any misstatements regarding any industry and market data presented herein, such data is subject to change based on various factors, including those discussed in “Item 1A—Risk Factors.”

Part I
Item 1. Business
Unless otherwise indicated, the terms “DriveTime,” the “Company,” “we,” “our” and “us” refer to DriveTime Automotive Group, Inc. and its consolidated subsidiaries.
Business Overview
We are the leading used vehicle retailer in the United States with a primary focus on the sale and financing of quality vehicles to the subprime market. Through our company owned dealerships, we provide our customers with a comprehensive end-to-end solution for their automotive needs, including the sale, financing, and maintenance of their vehicles, by offering our DriveCare® limited warranty. Over our company history, we have sold and financed over 900,000 vehicles. As of December 31, 2012, we owned and operated 97 dealerships and 17 reconditioning facilities located in 44 geographic regions throughout 19 states. On average we have over 7,500 vehicles available for sale at our dealerships. For the year ended December 31, 2012, we sold 59,930 vehicles, generated $1.2 billion of total revenue, and generated $160.1 million of Adjusted EBITDA. As of December 31, 2012, our loan portfolio had a total outstanding principal balance of $1.6 billion.
Over the past 20 years, we have developed an integrated business model that consists of vehicle acquisition, reconditioning, sales, underwriting and finance, loan servicing, and after sale support. We believe our model enables us to operate successfully in the underserved subprime market, and provides a platform which allows us to systematically open new dealerships in existing and new markets throughout the United States.
The DriveTime Brand
In recent years, the DriveTime brand has evolved from a traditional buy-here, pay-here dealership model to a comprehensive retail experience. Our dealerships are retail focused and facilitate the sale of our vehicles through dealerships with a customer centric focus. We have opened 21 new dealerships over the past two years under this model. We have also remodeled all of our existing dealerships and branded them with a spacious contemporary design, unique signage and flooring, and modern furniture and color patterns. We believe our branded dealership facilities are essential to our customer experience and help promote our image as a courteous, transparent, respectful and trustworthy business.
Our website focuses on the approval process, vehicle inventory selection, and the unique features of the DriveTime brand. It provides customers with comprehensive information about available inventory, including pictures of dealerships, pictures of vehicle inventory, vehicle pricing, and specifications of each vehicle. The website also educates customers on how to complete a credit application and schedule a visit at a dealership. Our internet call center is available for customers to ask questions, discuss financing, inquire about our warranty, and schedule an appointment prior to visiting one of our dealerships. These features are focused on helping customers get comfortable with our straightforward sales approach and obtain information on our differentiation within the subprime used vehicle market prior to and without having to physically visit a dealership. This approach is intended to provide customers peace of mind when dealing with sensitive credit issues. After purchasing a vehicle, our customers also have access to www.mydrivetime.com, which allows them to manage their account, sign up for ACH payments, make one time payments, and see their account balance. We believe that www.mydrivetime.com adds clarity and enhances our customer relationship throughout the life of the customer's loan.

As of December 31, 2012, information regarding the regions in which we operate is as follows:

	Twelve Months Ended December 31, 2012		As of December 31, 2012
State	# of Units Sold	Percent of Unit Sales Volume	Number of Dealerships	Number of Reconditioning Facilities	# of Active Loans	Loan Principal	% of Portfolio
Texas	12,730	21.2%	18	4	32,769	$369,021	23.0%
Florida	8,349	13.9%	16	2	22,500	247,281	15.4%
North Carolina	5,446	9.1%	9	1	13,741	157,670	9.9%
Georgia	4,903	8.2%	7	1	10,719	122,027	7.6%
Arizona	4,135	6.9%	6	1	10,231	108,792	6.8%
Virginia	3,528	5.9%	6	1	9,977	106,749	6.7%
Tennessee	3,518	5.9%	5	1	5,552	72,967	4.6%
California	2,511	4.2%	4	1	6,547	71,005	4.4%
South Carolina	2,446	4.1%	4	—	4,493	58,163	3.6%
Alabama	2,412	4.0%	5	1	3,340	44,787	2.8%
Nevada	2,176	3.6%	2	1	5,846	63,346	4.0%
New Mexico	1,622	2.7%	3	1	4,767	48,421	3.0%
Oklahoma	1,509	2.5%	2	—	2,777	36,109	2.3%
Ohio	1,203	2.0%	3	—	1,199	17,417	1.1%
Indiana	1,182	2.0%	2	1	1,486	21,603	1.3%
Colorado	1,031	1.7%	2	1	3,343	35,268	2.2%
Mississippi	882	1.5%	1	—	1,116	15,847	1.0%
Arkansas (1)	211	0.4%	1	—	209	3,218	0.2%
Missouri (1)	136	0.2%	1	—	136	2,019	0.1%
	59,930	100%	97	17	140,748	$1,601,710	100.0%

(1) New region for the Company for 2012.

Integrated Business Model
Our integrated business model is focused on giving our customers the ability to acquire quality used vehicles through the following key activities:

•
Vehicle acquisition. We acquire inventory primarily from used vehicle auctions. Our centralized vehicle selection strategy takes into account many factors, including the retail value, age, and costs of buying, reconditioning, and delivering the vehicle for resale, along with buyer affordability and desirability. Our supply chain analytics and centralized purchasing strategy are integrated with our distribution of vehicles in order to maintain the optimum mix of vehicle inventory at each dealership based on specific dealership demand in each market. It also factors in pricing and deal structure for the finance component of our business, enabling us to quickly adjust vehicle acquisition and pricing in light of market conditions and to ensure affordability at all of our dealerships.

Using our proprietary models and real-time data, we deliver weekly buy targets to our buyers based on current inventory levels, projected sales volumes, inventory turn times, and targeted vehicle pricing. We acquire inventory from used vehicle auctions, daily rental agencies, and commercial fleets. Approximately 88% of our inventory is acquired through on-line or live auctions, with the remainder purchased through fleet purchases and other sources. On-line purchases account for approximately 20% of our auction purchases.
At December 31, 2012, we employed 39 buyers who averaged over five years of experience with us. For the year ended December 31, 2012, we purchased 78,190 vehicles from over 120 auctions nationwide, with over 70% of those purchased from two national wholesale auction companies.

•
Vehicle reconditioning and distribution. Subsequent to acquisition, vehicles are transported to one of our regional reconditioning facilities, where we recondition the vehicles and perform a rigorous multi-point inspection for safety and operability. The inspection process assists us in evaluating the extent of repairs required for each vehicle and helps in evaluating profitability of vehicle sales. We centrally determine the distribution of vehicles to our dealerships based on current inventory mix and levels, along with sales patterns at each dealership. We utilize our proprietary inventory management system to determine and monitor labor, parts, and other costs associated with reconditioning each vehicle. Reconditioned vehicles are distributed to our dealerships based on real-time projected inventory turn times and levels at each dealership.

•
Vehicle sales. Our sales process is designed to facilitate the delivery of a vehicle to a customer, educate our customer on financing terms and payment options, educate the customer on our warranty, and choose the right vehicle for the customer's needs. The sales process often starts with customers visiting our website and setting an appointment at a dealership. Our inventory and inventory pricing is available on-line and we have recently released a mobile website that allows customers to search vehicle inventory on their smartphones. Our no-haggle vehicle pricing is displayed on each vehicle's sticker and on our website. Prices are determined centrally for all dealerships and all regions.

We employ proprietary inventory management and pricing systems which are integrated with and into our credit scoring system to facilitate the optimum vehicle for our customers' needs. Sales and credit grade are generally down payment sensitive. Down payments can take the form of cash or vehicle trade-in.

•
Marketing. We utilize targeted television, radio, and online advertising programs to promote our brand and encourage customers to complete an online credit application and visit one of our dealerships.

We have refined our advertising campaign to emphasize more information about our sales process, including the following: lower down payments than our competition, the option to be approved on our website, in person, or through a mobile device, and extra benefits included as part of the purchase price, such as our DriveCare® limited warranty. Our current TV advertising strategy features the tag line “We Bring People and Cars Together.” Our new TV advertisements focus on the availability of our inventory to fit our variety of customer needs, whether their needs call for a family vehicle, economy car, SUV or pick-up truck.
A vital component of our lead and sales generation is web-based marketing and online assets. Approximately 57% of our sales are generated by customers who complete an online application prior to visiting one of our dealerships. Credit applications are submitted via www.drivetime.com. In addition to our websites, we generate leads and sales through search engine optimization, pay-per-click marketing, targeted e-mail, third-party, and affiliate marketing.

•
Underwriting and finance. Using information provided as part of the credit application process, our centralized proprietary credit scoring system determines a customer’s credit grade and the corresponding minimum down payment and maximum installment payment. We monitor the performance of our portfolio and close rates on a real-time basis, allowing us to centrally adjust pricing and financing terms to balance sales volumes and loan performance. For more information on underwriting, see "Underwriting and Credit Scoring Models" below.

•
Loan servicing. We perform all servicing functions for our loan portfolio, from collections through the resale of repossessed vehicles. Customers can make cash payments through an electronic payment network at over 3,900 Wal-Mart stores and more than 17,000 other locations nationwide. Customers also can make payments through traditional payment methods such as check, money order, bill-pay, and ACH. Our experienced collection staff utilizes our proprietary collection software, which we developed specifically for subprime auto loans. We use behavioral models designed to predict payment habits, as well as automated dialer and messaging systems to enhance collection efficiency. We utilize our vehicle acquisition and sales expertise in representing our vehicles at auction in order to maximize the recovery value of repossessed vehicles.

Beginning in 2012, each of our vehicles is equipped with an anti-theft GPS device that not only assists in tracking and recovering vehicles if stolen, but in many cases helps to lower auto insurance rates. This device is also used by our collections team in the event we need to recover the vehicle post-charge-off. The device does not contain a starter interrupt feature.

•
After sale support. After-sale support consists of our DriveCare® limited warranty. In the majority of the states in which we operate, the warranty is included with each vehicle we sell as part of the sales price. In certain states, the warranty is sold as a separate service contract. During the fourth quarter of 2012 we began a pilot, whereby we're offering the DriveCare® warranty as a separately priced product, apart from the price of the vehicle. We both self-administer our warranty program through our in-house team of customer service representatives, as well as use a third party warranty administrator. Our DriveCare® limited warranty includes a 36 month/36,000 mile warranty which covers major mechanical and other electronic components of the engine block, the transmission, climate control, and drive axles.

Dealership Operations
Each of our dealerships features a wide selection of makes and models to satisfy the preferences and budgets of our potential customers. Our dealerships generally maintain an inventory of approximately 75 vehicles and we offer a broad spectrum of brands. Over 75% of our inventory is comprised of vehicles from Chevrolet, Ford, Dodge, Chrysler, Nissan, Toyota, Pontiac, Hyundai, Kia and Mitsubishi. To a lesser extent, our current inventory also features brands such as Honda, Audi, BMW, Mercedes, Volvo and Infiniti. Our newly renovated and branded dealership facilities feature a contemporary, open floor plan that provides customers with a degree of transparency throughout the buying experience that is uncommon in the subprime market. Spacious floor plans are supplemented with interactive workspace, no "back-office," and a customer friendly atmosphere.
Customers are guided through the retail process by our personnel. Our retail process is designed to be transparent and to let the customer “drive” the process. Customers are provided with information on the purchase process and transactions move at the customer’s pace. Our dealerships are generally located in high traffic commercial districts and showcase our DriveTime logos and color schemes.
Each dealership is operated by a general manager, who has responsibility for the operations of the dealership facility and is compensated in part based on overall dealership profitability and other operating metrics. Our dealerships also typically employ between one to three sales managers, seven to ten sales advisors, and administrative support personnel. Sales advisors' primary compensation is comprised of a base salary and incentive bonus programs focused on dealership profitability, as well as the achievement of monthly sales targets.

Underwriting and Credit Scoring Models
We provide financing for substantially all of the used vehicles we sell at our dealerships through retail installment sales contracts. The foundation for underwriting these loans is our proprietary credit scoring models.
We have dedicated, and will continue to dedicate substantial resources to developing, maintaining, and updating our proprietary credit scoring models that are focused on predicting the credit risk of our customers. Many companies use FICO scores as a standard metric to assess the credit risk of customers. Our scoring models provide a substantial improvement over traditional FICO scores in rank-ordering the likelihood of credit risk default within the subprime auto segment. Our scoring models utilize alternative data sources along with traditional credit bureau data to enhance the ability to separate the credit risk levels of the subprime auto segment into different categories. Our alternative data sources span hundreds of different metrics and are utilized to enhance the predictability of loan performance through additional behavioral statistics and external reference data. Our centralized proprietary credit scoring models are currently used to classify customers into various risk grades that are linked to financing parameters. We have over ten years of experience in developing credit scoring models that are more finely tuned to the nuances within the subprime auto segment. Our internal scoring model is comprised of eight credit grades ranging from A+ to D-, with A+ being the highest and D- being the lowest credit grade. Approximately 93% of our portfolio is graded C and above, with just 7% scored C- and below. We believe our ability to quantify a customer's risk profile based upon historical data, breadth of data, and sophisticated modeling techniques, allows us to better predict loan performance, manage the blended quality of our portfolio of loans, and obtain more appropriate risk adjusted returns than relying on more generic predictors such as FICO scores.
Our scoring models are periodically updated to account for changes in loan performance, data sources, economic cycles, and business processes. We deployed our first credit scoring model in July 2001. Since then, we have implemented seven subsequent generations of credit scoring models. We generally update and enhance our models on an 18-24 month rotation. The credit scoring models have evolved over time to better leverage data collected from additional data sources than in prior models, resulting in improvements in identifying differences in the credit risk of our customers and in our ability to more accurately predict loan performance.
Prior to each sale, we require our customers to complete a credit application. Upon entering the customer information into our origination system, our proprietary credit scoring system determines the customer's credit grade. The credit grade and down payment generates the selection of vehicles that meet the customer's needs and are within the parameters of the available financing terms. The customer's credit grade and type of vehicle determine the term, maximum installment payment, and minimum payment amounts. The annual percentage rate (APR) charged is a function of the customer's credit grade, down payment, and model year of the vehicle along with state mandated limits. Our centralized risk management and pricing departments set these terms and they cannot be altered by dealership personnel.
Our centralized risk management group manages the credit mix of our loan portfolio on a company-wide basis. This group is also responsible for monitoring the origination and underwriting processes, providing underwriting training to the dealerships, monitoring loan servicing, and static-pool tracking of portfolio loss performance and profitability. The static-pool tracking of portfolio loss performance is also monitored by our internal credit grade. Over the past several years, the unit loss rate results by credit grade have been relatively consistent through economic cycles and across different generations of scoring models.
We actively monitor our portfolio performance and the credit grade mix of originations. We regularly analyze the grade mix of originations through the financing terms provided to our customers, which are established centrally. We have higher minimum down payments and lower maximum installment payments for our lower credit grade customers, resulting in lower close rates for our lower credit grade customers. Our loans have an average original term of approximately 57 months and an average life of 31 months, due to charge-offs and pay-offs. Due to the fact that our loans have a relatively short average life, we are able to closely monitor credit trends and make appropriate adjustments to both the grade mix and pricing of our originations.

Monitoring and Collections
After completing a sale, each loan is automatically added to our comprehensive loan servicing and collection system. Our proprietary collection system was developed specifically for subprime auto loans and provides the transparency and tools necessary to effectively and efficiently service our loan portfolio. We use a centralized collections approach and do not have collectors residing in dealership locations.
Our early delinquencies are managed through the use of an automated dialer and messaging system to provide optimum collection efficiency for early delinquencies. The early delinquencies (one to 16 days past due) are managed by our offshore collections partner, and are actively overseen by domestic collections management.
Our delinquencies 17 to 43 days past due are managed by our Dallas, Texas collection facility personnel utilizing a manual and dialer effort. Delinquencies 44 to 60 days past due are managed by our Mesa, Arizona collection facility personnel. These collections are primarily manual (non-dialer) and are managed through daily queues of delinquent accounts for each collector to manage based on the customer's delinquency status.
Our back-end collections (generally 61+ days past due) are all handled through our Mesa collections facility primarily through our strategic manual process. The Mesa facility also manages our specialty groups such as new loans, bankruptcy, repossession, insurance, and military programs.
Collectors focus their efforts on obtaining customer payments, educating our customers on payment options and explaining our warranty (for vehicles in need of repair). All collector calls are recorded and recorded calls are randomly selected for quality review. Calls are evaluated based on (i) respect - listening to the customers and showing that we understand their situation; (ii) transparency - empowering customers with information to help them be successful; and (iii) options - being solution focused and helping to educate customers about different tools and programs available to them.
During 2011, we began installing anti-theft/GPS units on our vehicles. For collection purposes, these units are used to locate vehicles and assist us in repossessing vehicles more effectively when collection efforts have been exhausted. These units can also assist the customer in locating a stolen vehicle. These units do not include starter-interrupt functionality.
We also employ a recovery team that utilizes an extensive network of qualified third-party repossession agents throughout the country. These agents are assigned repossession rights to recover the vehicles at our direction and transport recovered vehicles to vehicle auctions. All repossessed vehicles are then sold at auction to establish a fair market recovery value. We utilize our vehicle acquisition and sales expertise in representing our vehicles at auction in order to maximize the recovery value of repossessed vehicles.
Indirect Lending - GO Financial
In December 2011, we launched a new indirect lending line of business, GFC Lending, LLC dba GO Financial (“GO Financial” or "GO"). GO provides subprime auto financing to third-party automobile dealerships. The third-party automobile dealerships originate retail installment sales contracts to finance purchases of vehicles by customers with demographics similar to DriveTime. GO enters into a dealer servicing agreement with each of the third-party automobile dealerships whereby, subsequent to verification of a qualifying customer loan, GO advances funds to the dealership through a non-recourse loan (“dealer advance”). Once originated, GO performs the loan servicing of both the dealer advance to the dealership and the underlying customer loan to the end customer. Another subsidiary of DT Acceptance Corporation ("DTAC") (“DTCC”) serves as the servicer of the underlying customer loans, on behalf of GO. GO generally does not have recourse to the dealerships with respect to customer loan performance. GO has a secured interest in each customer loan and the underlying collateral (the vehicle) and receives priority repayment of customer loans from cash flows collected by GO from customers.
The amount of each dealer advance from GO to a dealership is dependent upon the vehicle, our credit rating of the dealership and the credit quality of the customer, and is a percentage of the amount financed. GO provides the third-party dealership with a credit scoring model and underwriting guidelines. The dealer advance amount generally ranges from sixty percent (60%) to eighty percent (80%) of the customer loan. The exact amount of each dealer advance from GO to the dealership varies from loan to loan, based on a predetermined set of risk characteristics. Each individual dealership builds discrete pools of loans and dealer advances are repaid by the dealerships based on cash flows collected by GO from the pool of underlying customer loans. Based on certain qualifications, GO offers a pool-closing advance, which provides dealers incentive to originate the minimum number of loans required to close a pool.
In general terms, each dealer agreement is a form of cash flow sharing arrangement. The dealer agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on customer loans from the dealership to GO. The dealer agreement states that as cash payments are received from the underlying pool of customer loans, twenty percent (20%) of the cash is allocated to GO as a return, covering both GO’s interest income on the dealer advance and a servicing fee related to the customer loan. Cash collections are then allocated to repayment of incremental and direct servicing expenses incurred by GO and then allocated to the pay down of the dealer advance. Once all dealer advances within a pool have been paid in full, the future payments received from customers continue to be allocated twenty percent (20%) to GO and the remaining cash, net of any incremental and direct servicing expenses, is allocated and remitted to the dealership.
We believe this indirect lending program provides an opportunity for independent dealerships to sell additional vehicles to customers with subprime credit, and provides us with incremental profitability to supplement our existing operations. At December 31, 2012 and 2011, we had $41.0 million and $24.0 thousand, respectively, in dealer finance receivables outstanding.
GO's capital to date has been generated by contributions from its parent, DTAC. For the year-ended December 31, 2012, DTAC contributed approximately $41.7 million to GO for its funding needs and for general corporate purposes. GO does not currently have a third party lending arrangement and is seeking to obtain its own warehouse lending facility apart from that of DriveTime.
With the introduction of the indirect lending line of business through GO, we have determined that we have two reportable business segments, one for our core DriveTime operations and one for GO. See Note 20 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for financial information regarding our operating segments.
On-Line Auto Sales - Carvana
In January 2013, we launched Carvana. Carvana, LLC is a new sales channel that enables a customer to buy a car, from click to delivery, 100% online over the internet. Carvana's target customer demographic is not specific to credit, and is geared to attract a broader credit spectrum and income classification than that of DriveTime and GO Financial. Carvana (www.Carvana.com) is a 360-degree, integrated used car buying experience that enables consumers to purchase used vehicles online through a highly efficient and transparent process. Initially launching in Georgia, with plans to expand regionally, then nationally, Carvana’s business and operations will fully integrate all steps of the vehicle sales process, including: (a) vehicle search (b) vehicle tour and detail (c) credit scoring (d) customer financing (e) eContracting (f) verification of customer data (g) electronic down payment, and (h) vehicle delivery. Carvana is not expected to have a significant net impact to our consolidated results for 2013. To a certain extent, Carvana will utilize DriveTime's existing infrastructure, with customized aspects of each component of the DriveTime business process.
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
Employees
At December 31, 2012 we employed 2,530 people, consisting of 1,820 people in our retail operations, 440 people in our portfolio operations, 230 people in our corporate operations and 40 in our indirect lending operations. None of our employees are covered by a collective bargaining agreement and we generally believe that relations with our employees are good.
Competition
We operate in a highly fragmented and competitive industry. Our primary competitors include a number of used vehicle departments of franchise dealers, “buy-here, pay-here” dealerships, and independent used vehicle dealers that operate within the subprime segment of the used vehicle sales industry. We also compete with a broad range of financial institutions and independent finance companies offering financing in the subprime segment and the banks and finance companies that purchase their loans. We continually strive to successfully distinguish ourselves from our competitors and compete in this industry in a cost-effective manner. In addition, periodically larger companies with significant financial and other resources have entered or announced plans to enter the used vehicle sales and/or finance industry, or relax their credit standards and compete with us, at least at the upper end of our customer segment. These dealerships also compete with us in areas such as the purchase of inventory, which can result in increased wholesale costs for used vehicles and lower margins. These dealerships and finance companies could also enter into direct competition with us at any time at the lower end of the subprime market.
While traditional financial institutions have not consistently serviced subprime borrowers, the high interest rates and margins of companies involved in subprime financing have, at times, encouraged certain of these traditional institutions to enter, or to contemplate entering, this market. During the past economic downturn, many finance companies reduced or eliminated subprime auto financing. More recently, however, companies have re-entered our market presenting new competition, which has resulted in increased subprime auto originations nationwide. Traditional lenders have also increased their subprime auto finance originations.
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
Our systems and databases are maintained in secured data centers. Our data centers are configured with redundant power, cooling, and network access. Fire protection systems, including passive and active design elements, are installed. We utilize multiple backup systems in an effort to ensure uninterruptible power. Our network features multiple wide area network connections using a redundant routing architecture and multiple access points to public networks. Systems and databases are configured for high availability and disaster recovery. We have a comprehensive disaster recovery plan in place to cover intermittent or extended periods of interruption in one or more of our critical systems and we periodically test our disaster recovery procedures.
Industry
We operate in the large and highly fragmented used vehicle sales and financing markets. According to CNW Research, for 2012, used vehicle sales were generated from 54,000 franchise and independent dealers nationwide.
Used vehicle sales. The market for used vehicles is among the largest and most highly fragmented retail markets in the United States, with no single used vehicle retailer holding more than 1% of market share. Although the number of industry-wide dealerships has contracted in recent years, due to the recessionary environment and franchise terminations, unit sales of used vehicles have recently increased. According to CNW, in 2012 there were 40.5 million used vehicle sale transactions, representing 73.7% of the overall vehicle market by unit sales. Sales typically occur through one of three channels: (i) the used vehicle retail operations of the approximately 16,000 manufacturer-franchised new car dealerships, which represented 37.0% of industry sales in 2012, (ii) approximately 38,000 independent used vehicle dealerships, which represented 34.6% of industry sales in 2012, and (iii) individuals who sell used vehicles in private transactions, which represented 28.4% of industry sales in 2012.
Vehicle financing. The industry is generally segmented by credit characteristics of the borrower (prime versus subprime). According to CNW, originations for customers within the subprime used vehicle market averaged $29.1 billion per annum over the last five years ending December 31, 2012, and increased to $43.1 billion in 2012, a $2.5 billion increase over 2011.
The used vehicle financing segment is highly fragmented and is served by a variety of financing sources that include independent finance companies, “buy-here, pay-here dealers,” and select traditional lending sources such as banks, savings and loans, credit unions, and captive finance subsidiaries of vehicle manufacturers. Many traditional lending sources have historically avoided the subprime market due to its relatively high credit risk and the associated collection efforts and costs, however, in recent years traditional lending sources have increased their subprime lending.
Our market. Within the subprime market, we cater to customers who have the income necessary to purchase a used vehicle, but because of their impaired credit histories, cannot qualify for financing from traditional third-party sources generally because they do not have the required down payment. Our average customer is 30 to 45 years of age, has an annual income of $35,000 to $50,000, and has a FICO score between 475 and 550. A customer with a FICO score below 620 is typically considered to have subprime credit.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, established a new regulator, the Consumer Financial Protection Bureau, to oversee consumer financial products and services, including mortgage, credit card, payday lending and auto finance. The Bureau’s authority includes rule making, enforcement and an array of enforcement tools ranging from fines to legal action. The Bureau is also establishing cooperation agreements with various agencies including the Federal Trade Commission and State Attorneys General. The Federal Trade Commission retains certain of its rule making and enforcement authority, including enforcement authority over the Federal Debt Collections Practices Act and for warranty issues, and under the new law it is required to prescribe rules addressing unfair and deceptive practices by auto dealers.
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
At December 31, 2012, we had approximately $1.4 billion in aggregate principal amount of indebtedness outstanding, which includes $57.2 million under portfolio warehouse facilities that are due to expire between 2013 and 2014, depending on the facility. The portfolio warehouse facilities contain term-out features resulting in final maturities between 12 and 24 months from their expiration dates, depending on the facility.
We historically have restored capacity under our portfolio warehouse facilities from time to time by securitizing portfolios of finance receivables and/or obtaining bank term financing. The volatility of the securitization market and our ability to successfully and efficiently complete securitizations and bank term financings are affected by the condition of the financial markets generally, conditions in the asset-backed securities market specifically, the performance of our securitized portfolio and the macro-economic environment generally.
Since the disruption in the securitization markets at the onset of the financial crisis a few years ago, we have obtained alternative financing through a variety of debt instruments, including bank term financing through which we entered into private securitization transactions, securing over $800.0 million in portfolio financing, $60.1 million in third party junior secured notes, $200.0 million in senior secured notes, and $75.0 million in shareholder financings.
There is a risk that in the future, we may not be able to secure similar additional financing, execute securitizations, or renew loans and facilities if lenders and counterparties are also facing liquidity and capital challenges. Such an inability to obtain or renew financing could adversely affect our liquidity, financial condition, and results of operations.
Our substantial debt could have adverse effects on our business and we may incur additional indebtedness in the future.
For the year ended December 31, 2012, we paid $73.0 million in cash for interest charges associated with our debt obligations. We may incur additional debt in the future, causing our cash payments for interest to increase. The degree to which we are leveraged, and to which we may become leveraged, could have adverse effects on our business, including as follows:

•	Our ability to obtain additional financing in the future may be impaired.

•
A significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, and related expenses, which reduces the funds available to us for our operations.

•	Some of our debt is and will continue to be at variable rates of interest, which may result in higher interest expense in the event of increases in market interest rates.

•
The agreements that govern our indebtedness contain, and any agreements to refinance our indebtedness likely will contain, financial and restrictive covenants, and our failure to comply with such covenants may result in an event of default, decrease in advance rate, or increase in interest rate, which, if not cured or waived, could result in the acceleration of that indebtedness and trigger an event of default under other indebtedness.

•	Our level of indebtedness will increase our vulnerability to general economic downturns and adverse industry conditions.

•	Our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our industry.

•	Our leverage could place us at a competitive disadvantage vis-à-vis our competitors who have less leverage relative to their overall capital structures.
Interest rates affect our profitability and cash flows and an increase in interest rates will increase our interest expense and lower our profitability, cash flows, and liquidity.
Much of our financing income results from the difference between the rate of interest that we pay on the funds we borrow and the rate of interest that we earn on the finance receivables in our portfolio. While we earn interest on our finance receivables at a fixed rate, we pay interest on certain of our borrowings at variable rates. When interest rates increase, our interest expense increases. Increases in our interest expense that we cannot offset by increases in interest income could have a material adverse impact on our profitability and liquidity. Correspondingly, a significant reduction in our average APR could have a material adverse impact on our profitability, if not offset by a corresponding reduction in our loan losses, borrowing costs, or increases to gross margin on vehicles sold.
Reduction in the credit rating of our senior secured notes due 2017 ("Senior Notes") could restrict our access to the capital markets and adversely affect our liquidity, financial condition and results of operations.
Credit rating agencies evaluate us, and their ratings of our Senior Notes and creditworthiness are based on a number of factors. These factors include our financial strength and other factors not entirely within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will maintain our current ratings. Failure to maintain those ratings could, among other things, adversely limit our access to the capital markets and affect the cost and other terms upon which we are able to obtain financing, which may adversely affect our liquidity, financial condition and results of operations.
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
The agreements that govern our indebtedness also contain certain covenants relating to the performance of our portfolio, which ultimately impacts the manner in which we operate our business. The advance rates on our portfolio warehouse facilities may be reduced if our portfolio does not perform as expected, we exceed certain extension limits, term limits, delinquency limits, or fail to meet the required collateral levels. The agreements governing any future indebtedness could contain financial and other covenants more restrictive than those that are currently applicable to us.
Failure to comply with the agreements governing our indebtedness could result in an event of default under one or more such agreements, cause cross-defaults on other agreements governing our indebtedness, including the Senior Notes, and prevent us from securing alternate sources of funds necessary to operate our business. Any of these events could have a material adverse effect on our results of operations and financial condition. From time to time in the past, we have breached technical or other covenants under the agreements governing our indebtedness, and have obtained waivers from the applicable lenders in such instances. In a future event of default, there can be no assurance we will be able to receive waivers, and our inability to obtain these waivers may have a material adverse impact on our business.
Our ability to obtain certain financings in the future is restricted by the fixed charge coverage ratio of the debt incurrence test under the indenture relating to the Senior Notes. We do not currently meet these requirements nor do we anticipate meeting these requirements for the foreseeable future, which will limit our ability to obtain certain financings, especially the incurrence of senior unsecured debt.
There is a high degree of risk associated with borrowers with subprime credit. The allowance for credit losses that we have established to cover losses inherent in our loan portfolio may not be sufficient or may need to be increased, which could have a material adverse effect on our results of operations and the value of your collateral.
Substantially all of the sales financing we extend and the loans that we service are with borrowers with subprime credit. Loans to borrowers with subprime credit have lower collection rates and are subject to higher loss rates than loans to borrowers with prime credit. Although we have extensive experience in subprime auto lending, there can be no assurance that our collections and loss rates will not increase over time.
We maintain an allowance for credit losses to cover losses on an aggregate basis at a level we consider sufficient to cover estimated losses inherent in our portfolio of receivables. On a quarterly basis we review and may make upward or downward adjustments to the allowance. However, our allowance may not be sufficient to cover losses inherent in our portfolio, and we may need to increase our allowance for reasons related to, among other things, the continued weak economic environment and uncertainty in the housing market, or significant increases in delinquencies or charge-offs. A significant variation in the timing of or increase in credit losses in our portfolio or a substantial increase in our allowance or provision for credit losses would have a material adverse effect on our results of operations.
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
Our focus on customers with subprime credit may raise concerns on the part of future business partners, lenders, counterparties, and regulators, which may adversely affect our business.
We focus solely on the subprime segment of the used vehicle sales and financing market and provide loans to borrowers with subprime credit who, as a class, have lower collection rates and are subject to higher loss rates than prime and near prime borrowers. In addition, the subprime industry has been the subject of extensive media attention, enhanced regulatory scrutiny, and Congressional hearings as a result of what has been characterized as inappropriate consumer practices by subprime lenders in the mortgage industry.
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
We depend on the accuracy and completeness of information furnished to us by or on behalf of our customers. If we and our systems are unable to detect any misrepresentations in this information, we could experience a material adverse effect on our results of operations and financial condition.
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

Our proprietary vehicle pricing system may not perform as expected and fail to properly set the retail price and effective margin associated with our used vehicle inventory for sale.
We have developed, and revise from time to time, a complex pricing engine that utilizes several variables in determining the retail price of our vehicles, including cost of vehicle, cost of reconditioning, relative market prices, and other external data to price our vehicles competitively. The failure of our pricing engine to properly calculate a retail price for each vehicle could have a material adverse effect on our results of operations and financial condition.
General economic conditions and their effect on automobile sales may adversely affect our business.
Vehicles sales historically have been impacted by economic factors. Many factors affect the industry, including general economic conditions, consumer confidence, the level of personal discretionary income, interest rates, the price of fuel, and credit availability. Deteriorating economic and market conditions throughout the United States or within a region in which we do business could result in a decline in vehicle sales, a decrease in collectability of our finance receivables, or an increase in vehicle pricing. We cannot assure you that the industry will not experience sustained periods of decline in vehicle sales in the future. Any future decline could have a material adverse effect on our business.
We are subject to significant governmental regulation, and if we are found to be in violation of any of the federal, state, or local laws or regulations applicable to us, our business could suffer. We are also subject to legal and administrative proceedings which, if the outcomes are unfavorable to us, could adversely affect our business, operating results, and prospects.
The automotive retail and finance industries are subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements, and retail financing, debt collection, consumer protection, environmental, health and safety, creditor, wage-hour, anti-discrimination, and other employment practices laws and regulations. The violation of these or future requirements or laws and regulations can result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business. As a result, we have incurred and will continue to incur capital and operating expenditures and other costs to comply with these requirements, laws, and regulations. Further, over the past several years, private plaintiffs and federal, state, and local regulatory and law enforcement authorities have increased their scrutiny of advertising, sales, financing, and insurance activities in the sale and leasing of motor vehicles. In addition, many state attorneys general have been increasingly active in the area of consumer protection. We are also subject, and may be subject in the future, to inquiries and audits from state and federal regulators. There can be no assurance that such activities will not continue in the future or have a material adverse effect on our business.
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
We are also subject to the Dodd-Frank Act of 2010, which represents a comprehensive overhaul of the rules and regulations governing the financial services industry. Although the regulatory decisions regarding its implementation continue many parts of the Dodd-Frank Act are now in effect, including the establishment and operation of the Consumer Financial Protection Bureau (the “CFPB”), as an independent entity within the Federal Reserve. The CFPB has the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including non-bank commercial companies in the business of extending credit and servicing consumer loans. Although the CFPB has begun operations and now has a director, the exact scope and substance of the regulations that may be adopted by the CFPB, particularly as they relate to our operations, are still unknown at this time. However, on April 12, 2012, the CFPB delivered a Civil Investigative Demand to DriveTime Automotive Group ("DTAG") requesting that DTAG produce certain documents and information and answer questions relating to certain components of the business of DTAG and its affiliates. The CFPB has not alleged a violation by DTAG of any law and DTAG is cooperating with the CFPB's requests for information. We are currently in the process of providing the documents and information requested by the CFPB. It is not feasible to predict the outcome of this investigation, and although no assertions or claims have been made against us, an adverse action by the CFPB could adversely affect our reputation, results of operations, or financial condition.
The Dodd-Frank Act contains numerous other provisions affecting financial industry participants of all types, including third parties that we deal with in the course of our business, such as rating agencies, insurance companies, and investors. Its implementing regulations have had, and likely will continue to have, the effect of increasing the compliance costs of operating our business. Additionally, its continued implementation may further impact our operating environment in other substantial and unpredictable ways that could have a material adverse effect on our financial condition and results of operations.
Changes in laws, regulations, or policies may adversely affect our business.

The laws and regulations governing our lending, servicing, debt collection, and insurance activities or the regulatory or enforcement environment at the federal level or in any of the states in which we operate may change at any time and may have an adverse effect on our business. For example, the CFPB is currently conducting studies on and reviewing consumer lending related regulations that affect our industry. The CFPB has also commenced the examination of banks and non-banking institutions, with a focus on consumer lending compliance. These activities may lead to changes in laws and regulations governing these activities that apply to our business.
In addition, the Patient Protection and Affordable Care Act of 2010, as it is phased in over time, will significantly affect the administration of health care services and could significantly impact our cost of providing employees with health-care insurance.
We are unable to predict how these or any other future legislative or regulatory proposals or programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our results of operations and financial condition.
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
Due to the most recent economic recession and continued uncertainty in capital markets, we have in the past, and could be required in the future to reduce the scope of our operations, which could have a material adverse effect on our results of operations, cash flows, and financial condition.
During 2008 and early 2009, we contracted our operations in response to the economic crisis. While we expanded our operations and opened new dealerships during 2010, 2011, and 2012, if we again experience economic uncertainty or economic deterioration, we could be required to reduce the scope of our operations. If we choose to close dealerships and/or reduce portfolio originations in the future, we will face certain additional risks, including risks related to:

•	an inability to obtain anticipated cost reductions;

•	legal and regulatory risks related to closed stores and lay-offs, including the risk of lawsuits;

•	vandalism, theft, or other damages to vacant stores;

•	diversion of management's attention from normal business operations; and

•	failure to generate sufficient cash flows to help fund our operations.
If we were to lose the right to service our portfolio of receivables, we could experience a decrease in collections, which could have a material adverse effect on our results of operations and financial condition.
We retain the right to service all receivables that we finance, including those pledged as collateral to our portfolio warehouse facilities and those sold to securitization trusts. We are entitled to a fee for our servicing activities, which generates cash flow for operations. Subject to certain conditions, if we experience an event of default under the agreements governing our financing arrangements, we may lose the right to service our receivables. Loss of this right could have a material adverse effect on our cash flows. In addition, if we lose our servicing rights, transitioning servicing activities to a third party could result in interruptions in collections, which could decrease the likelihood that the receivables will be repaid. Moreover, a replacement servicer might lack the requisite experience in servicing such subprime receivables. As a result, we may experience decreased collections, which could have a material adverse effect on our results of operations and financial condition and on the value of the collateral securing the notes.
Our operations and the finance receivables we generate are concentrated geographically, and a downturn in the economies or markets in which we operate could adversely affect vehicle sales and collections.
As of December 31, 2012, we operated our dealerships in 19 states. Approximately 50% of our portfolio is concentrated in three states, Texas, Florida and North Carolina. These states also account for approximately 45% of our sales volume. Adverse economic conditions, natural disasters, or other factors affecting any state or region where high concentrations of our customers reside could adversely affect vehicle sales and collections. If adverse economic conditions, natural disasters, or other factors occur that affect the regions in which we do business, or if borrowers in these regions experience financial difficulties, a significant number of borrowers may not be able to make timely loan payments, if at all, or may be more prone to filing for bankruptcy protection, which could have a material adverse effect on our results of operations and financial condition.
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
Historically, we have experienced higher revenues in the first quarter of the calendar year than in the last three quarters of the calendar year. We believe these results are due to seasonal buying patterns resulting in part because many of our customers receive income tax refunds, which are a primary source of down payments on used vehicle purchases, during the first quarter of the year. Our loan performance also has historically followed a seasonal pattern with delinquencies and charge-offs being the highest in the second half of the year. Accordingly, our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year. A significant portion of our general and administrative expenses do not vary proportionately with fluctuations in revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal patterns. Such patterns may change, however, due to factors affecting the automotive industry or otherwise.
Our failure to effectively manage our growth could harm our business, we may not be able to access the additional financing required to fund our growth, and our plans to expand our operations will expose us to increased legal and regulatory risks that may adversely affect our business.
We continually evaluate expanding our operations by opening new dealerships and reconditioning centers, some of which will potentially be located in existing DriveTime markets and some of which are expected to be located in markets in which we do not currently operate. This growth may result in the incurrence of additional debt and operating expenses, which could adversely affect our profitability and liquidity. Moreover, growth and expansion of our operations may place a significant strain on our resources and increase demands on our executive management team, management information and reporting systems, financial management controls and personnel, and regulatory compliance systems and personnel. We may not be able to expand our operations or effectively manage or integrate our expanding operations, or achieve planned growth on a timely or profitable basis. If we are unable to achieve our planned growth or manage our growth effectively, we may experience operating inefficiencies and our results of operations may be materially adversely affected.
In addition, expansion into new states will increase our legal and regulatory risk. Our failure or alleged failure to comply with applicable laws and regulations in any new jurisdiction, and ensuing inquiries or investigations by regulatory and enforcement authorities, may result in regulatory action, including suspension or revocation of one or more of our licenses, civil or criminal penalties, or other disciplinary actions, and restrictions on or suspension of some or all of our business operations. As a result, our business could suffer, our reputation could be harmed, and we could be subject to additional legal risk. This could, in turn, increase the size and number of claims and damages asserted against us, subject us to regulatory investigations, enforcement actions, or other proceedings, or lead to increased regulatory or supervisory concerns. We may also be required to spend additional time and resources on any necessary remedial measures, which could have an adverse effect on our business. We cannot predict the timing or form of any current or future regulatory or law enforcement initiatives, and any such initiatives could have a material adverse effect on our results of operations and financial condition.
We operate in a highly competitive environment, and if we are unable to compete with our competitors, our results of operations and financial condition could be materially adversely affected.
Our primary competitors are the “buy-here, pay-here” dealerships, independent used vehicle dealers, and used vehicle departments of franchise dealers that operate in the subprime segment of the used vehicle sales industry, and the banks, finance companies and indirect lenders that purchase their loans. There is no assurance that we can successfully distinguish ourselves from our competitors or compete in this industry in a cost-effective manner or at all. Moreover, if our competitors grow and strengthen through consolidation in the industry while we are unable to identify attractive consolidation opportunities, we could end up at a competitive disadvantage and experience declining market share and revenue. In addition, larger companies with significant financial and other resources have periodically entered or announced plans to enter the used vehicle sales and/or finance industry, or relax their credit standards and compete with us, at least at the upper end of our customer segment. These dealerships also compete with us in areas such as the purchase of inventory, which can result in increased wholesale costs for used vehicles and lower margins, and the dealerships and finance companies could also enter into direct competition with us at any time at the lower end of the subprime market.
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

We require a large number of quality used vehicles for our dealerships. We acquire most of our used-vehicle inventory through auctions, and primarily through two auction companies. To a lesser extent, we also acquire used vehicles from wholesalers, franchised and independent dealers, and fleet owners, such as leasing companies and rental companies. The sources from which we can purchase vehicles of a quality and in a quantity acceptable to us are limited, and there is substantial competition to acquire the vehicles we purchase. Consequently, we may not be able to obtain sufficient inventory in a cost-effective manner or at all. Any decline in the number of or increased competition for quality vehicles could diminish our ability to obtain sufficient inventory at a price that we can reflect in retail market prices and would adversely affect our business.
If our inventory or other costs of operations increase and we are unable to pass along these costs to our customers, we may be unable to maintain or grow margins.
Our inventory and other costs are variable and dependent upon various factors, many of which are outside of our control. A rise in vehicle acquisition cost could erode our sales margins and negatively affect our results of operations. Rising auction prices have also led to the acquisition of a higher mileage and older age vehicle, which could cause an increase in reconditioning and warranty costs, both of which would also negatively affect our sales margins and overall profitability. If we incur cost increases, we may seek to pass those increases along to our customers. However, the income of our average customer limits the maximum monthly payment our customers can afford, and we may be unable to pass these costs along to our customers in the form of higher sales prices, which would adversely affect our ability to maintain or increase margins. Recently, used vehicle values have continued to increase.
We rely heavily on logistics in transporting vehicles for delivery from auctions to reconditioning facilities and to our dealerships. Our ability to manage this process both internally and through our network of transportation partners could cause a rise in inventory costs and disruption in inventory supply chain and distribution. Further, any disruption in the vehicle transport industry or the cost of transport could adversely affect our results of operations.
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
We outsource a portion of our collections and internet sales functions to companies located outside the contiguous United States. While we believe there are benefits to these arrangements, outsourcing increases our operational complexity and decreases our control. We rely on these service providers to provide a high level of service and support, which subjects us to risks associated with inadequate or untimely service. For example, the outsourcing of collection functions could result in lower collection rates than we would have achieved had we performed the same functions internally. In addition, if these outsourcing arrangements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider or provide them using our internal resources. We may be unable to replace, or be delayed in replacing, these sources and there is a risk that we would be unable to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner. In the future, we may outsource other business functions. If any of these or other risks related to outsourcing were realized, our financial position, liquidity and results of operations could be adversely affected. We are also subject to work strikes and work stoppages in the countries/regions in which we operate, which could adversely affect our collections.
Anti-outsourcing legislation, if adopted, could adversely affect our business, financial condition and results of operations.

           Outsourcing services and corporate functions to organizations operating in countries outside the U.S. is a topic of political discussion in many countries, including the United States.  Federal and state legislation has been proposed, and enacted in some states, that could restrict or discourage U.S. companies from outsourcing their services to companies outside the United States in order to address concerns over the perceived association between offshore outsourcing and the loss of jobs domestically. The enactment of additional such legislation could broaden existing restrictions on outsourcing and impact private industry with measures that include, but are not limited to, tax disincentives, fees or penalties, intellectual property transfer restrictions, mandatory government audit requirements, and new standards that have the effect of restricting the use of certain business and/or work visas.
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
In the fourth quarter of 2011, we introduced an indirect lending line of the business through our wholly-owned subsidiary GO Financial. This line of business is a complement to our other operations, and does not replace DriveTime vehicle sales or financings. Although we have leveraged much of the knowledge and resources of our existing infrastructure, the third party nature of GO transactions exposes GO's portfolio to risk that has not been traditionally present in the DriveTime portfolio. We will continue to monitor and make changes to our business plan to minimize risks to the GO portfolio; however, the following risks are inherent in GO:

•
GO relies on third party dealers, not owned or operated by DriveTime, for its originations; the quality and accuracy of the loans originated, including customer fraud, vehicle quality, and the presence or absence of warranties or extended services contracts covering vehicle repair, will impact the quality of receivables in our GO portfolio.

•	GO deals have customer payment terms different from our traditional arrangements, but which are customary in the indirect lending business.

•	The infrastructure we built to facilitate GO transactions could fail, resulting in substantial write-offs to capitalized software projects.

•	GO may experience operating difficulty in certain states in which we are operating due to regulatory restrictions specific to subprime lending.

•	Loan portfolio performance may prove to be unprofitable if loss rates of the GO portfolio exceed our expectations.

•	The GO brand could negatively impact the DriveTime brand.

•	As GO grows, it may end up with a concentration of third-party dealers in a state or states increasing credit quality and dealer risks.

•
Third parties administer ancillary product offerings, such as vehicle service contracts, and if they fail to perform our loans may perform worse than anticipated and we will have the cost and risk of finding competent, cost effective alternatives in a timely manner.

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

There can be no assurance that GO will be successful, and it could have unintended consequences which would have an adverse effect on our results of operations or financial condition. GO also involves numerous other risks, including the diversion of management's attention from other business concerns.
In the first quarter of 2013, we introduced a new on-line used vehicle sales channel through Carvana, LLC, which is a wholly-owned subsidiary of DTAG. The Carvana business model is designed to facilitate the sale of a used vehicle through a sale process that is 100% on-line. Carvana is a complement to our other operations, however, and does not replace our core DriveTime businesses of vehicle sales and financings. Although we have leveraged much of the knowledge and resources of our existing infrastructure, the prospect of this new business venture presents risks to our core operations. We will continue to monitor and make changes to our business plan to minimize risks to DriveTime. However, the following risks, among others, are inherent in Carvana:

•	The infrastructure we built to facilitate Carvana transactions could fail, resulting in substantial write-offs to capitalized software projects.

•	Carvana may experience operating difficulty in certain states in which we are operating due to regulatory restrictions.

•	The Carvana brand could negatively impact the DriveTime brand.

•	Operating the Carvana business could divert excessive time and attention of DriveTime management and personnel away from core DriveTime businesses.

•
Carvana is initially concentrated in Atlanta, Georgia. Any economic disruption, geographic natural disaster, or other negative impact in the local area could cause a negative financial impact to DriveTime.

•
Third parties may administer ancillary product offerings, such as vehicle service contracts, and if they fail to perform our loans may perform worse than anticipated and we will have the cost and risk of finding competent, cost effective alternatives in a timely manner.

•
A number of risks related to DriveTime also apply to Carvana, including capital to finance the business, our substantial debt, risks to operating cash flow, compliance with lender agreements, interest rates, efficacy of our credit scoring model, our reliance on key personnel, confidentiality of customer information, and regulatory changes and concerns.

•	Carvana's business focus as an on-line retailer could be significantly affected by internet fraud, identity theft, credit card, debit card and ACH fraud.

•
Carvana will rely heavily on logistics in transporting vehicles for delivery. Our ability to manage this process both internally and through a potential network of transportation partners could cause a disruption in business. Further, any disruption in the vehicle transport industry or the cost of transport could adversely affect both Carvana and DriveTime.

There can be no assurance that Carvana will be successful, and it could have unintended consequences which would have an adverse effect on our results of operations or financial condition.
We are dependent on the services of certain key personnel and the loss of their services could harm our business.
We believe that our success depends on the continued employment of our senior executive management team, including our Chief Executive Officer and President, Raymond C. Fidel, our Chief Financial Officer, Mark G. Sauder, and our Executive Vice President and General Counsel, Jon D. Ehlinger. The unexpected loss of the services of any of our key executive management personnel or our inability to attract new management when necessary could have a material adverse effect on our operations. We do not currently maintain key person life insurance on any member of our executive management team.
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
As of December 31, 2012, none of our employees were represented by a labor union. The automotive industry is historically an industry in which there is a high degree of labor union participation. If all or some portion of our employees elects to join a labor union, we could experience increased operational costs, work stoppages or strikes, and/or barriers to communication between management and employees. These factors could lead to inefficiencies in the operation of the affected facilities or groups and could cause us to experience a material adverse effect.
We are subject to environmental laws, regulations, and permits that could impose significant liabilities, costs, and obligations.
We are subject to a complex variety of federal, state, and local laws, regulations, and permits relating to the environment and human health and safety. If we violate or fail to comply with these laws, regulations, or permits, we could be fined or otherwise sanctioned by regulators. These environmental requirements, and the enforcement thereof, change frequently, have tended to become more stringent over time, and may necessitate substantial capital expenditures or operating costs. Under certain environmental laws, we could be responsible for the costs relating to any contamination at our or our predecessors' current or former owned or operated properties or third-party waste disposal sites. We cannot assure you that our costs and liabilities relating to environmental matters will not adversely affect our results of operations, business, financial condition, reputation, or liquidity.
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
Reliability and safety of vehicle manufactured products could have a material adverse effect on our results of operations.
Manufacturer recalls, product reliability, safety issues and overall vehicle quality could adversely affect the demand for used vehicles at our dealerships and adversely affect loan performance. Such issues could also expose us to litigation and negative publicity related to the sale of the vehicles in question, which could have an adverse material effect on our sales, reputation, and results of operations.

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
Ernest C. Garcia II, our Chairman and controlling stockholder, is also the owner of Verde Investments, Inc. ("Verde"), a company with which we have historically had material leasing and financing relationships. See “Item 13—Certain Relationships and Related Transactions, and Director Independence.” In addition, there may occur future transactions between us and Verde which could give rise to a conflict of interest on the part of Mr. Garcia. While transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as the material facts relating to the director's or officer's relationship or interest as to the transaction are disclosed to our Board of Directors and a majority of our disinterested directors, or a committee consisting solely of disinterested directors, approves the transaction, any such conflict of interest could have a material adverse effect on our business, results of operations or financial condition.
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
Additionally, the U.S. based Financial Accounting Standards Board is currently working together with the International Accounting Standards Board on several projects to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP and those that are required to follow International Financial Reporting Standards (“IFRS”) outside of the U.S. These efforts may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, potential changes in accounting for leases, revenue recognition, and impairment of financial assets. The U.S. Securities and Exchange Commission (the “SEC”) may make a determination in the future regarding the incorporation of IFRS into the financial reporting system for U.S. based companies. A change in accounting principles from U.S. GAAP to IFRS, or the implementation of these or other converged or new accounting requirements, could adversely affect our reported results of operations and financial condition, and cause us to restate prior period reported results under the proposed guidance.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Dealerships and Facilities
As of December 31, 2012, we operated 97 dealerships and 17 reconditioning facilities in 44 geographic regions in 19 states. Select information regarding these dealerships is as follows:

Region	Total SQ Footage of Facilities	Date first Facility opened	Number of Dealerships	Number of Reconditioning Facilities	DriveTime Owned Facilities
Atlanta	128,010	September 1997	5	1	2
Dallas	103,128	September 1997	8	2	—
Charlotte	102,534	August 2006	5	1	1
Indianapolis	95,971	April 2011	2	1	1
Houston	92,676	June 2011	2	1	1
Tampa	81,391	January 1997	5	1	2
Orlando	76,236	September 1999	6	1	—
Phoenix	71,826	December 1994	5	1	1
San Antonio	68,086	March 1997	4	1	1
Columbus	47,552	September 2012	1	—	—
Denver	41,660	May 2007	2	1	—
Los Angeles	41,530	September 1997	4	1	—
Las Vegas	40,697	October 1996	2	1	1
Memphis	38,992	November 2010	1	1	1
Cincinnati	37,571	September 2011	2	—	—
Richmond	32,276	December 1999	3	1	1
Austin	31,800	November 2004	3	—	—
Nashville	26,678	December 2009	2	—	—
St. Louis	24,000	September 2012	1	—	—
Little Rock	23,738	July 2012	1	—	—
Columbia	23,733	June 2010	1	—	—
Greensboro	21,137	February 2007	3	—	—
Greenville	18,950	May 2010	1	—	—
Mobile	18,017	December 2010	1	1	—
Albuquerque	16,810	October 1997	3	1	—
Fayetteville	15,000	July 2010	1	—	—
Myrtle Beach	14,200	December 2012	1	—	—
McAllen	13,400	November 2012	1	—	—
Jacksonville	12,582	April 2006	3	—	—
Birmingham	12,300	October 2010	2	—	—
Norfolk	11,779	May 2005	3	—	—
Charleston	10,790	March 2011	1	—	—
Chattanooga	10,010	October 2010	1	—	—
Knoxville	9,931	December 2010	1	—	—
Tulsa	8,651	July 2010	1	—	—
Huntsville	8,623	November 2012	1	—	—
Tallahassee	8,570	November 2012	1	—	—
Jackson	8,000	May 2011	1	—	—
Augusta	7,618	September 2011	1	—	—
Pensacola	7,215	March 2012	1	—	—
Savannah	6,600	November 2011	1	—	—
Oklahoma City	4,348	January 2010	1	—	—
Montgomery	4,000	September 2012	1	—	—
Tucson	3,821	May 1994	1	—	—
			97	17	12

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
In August 2008, we received a Civil Investigative Demand from the Texas Office of Attorney General, Consumer Protection Division, asking for the production of certain materials. The demand indicates it is the subject of an investigation of possible violations of the Deceptive Trade Practices Act, Sections 17.46(a) and (b) in the marketing, advertising, financing, and selling of used vehicles. We provided the Texas Office of Attorney General with all requested information in August 2008. At that time, we met with the state’s Attorney General’s Office to provide an overview of the Company and discuss the requested materials. In addition, the Attorney General’s Office indicated that it would review the materials we provided to it and if there were any concerns, contact us to meet, discuss and resolve the concerns. The Texas Attorney General has requested additional information and documentation from time to time, most recently in February 2010, when it requested clarifying information limited to vehicle inspections, after sale repairs, warranty, loan servicing, and consumer concerns. We believe the request is routine in nature and we have responded accordingly. We believe we are in compliance with all applicable state laws and regulations and we intend to continue to cooperate with state officials, and we will continue to fully cooperate with the Texas Attorney General’s Office in responding to the demand and any follow up discussions. We believe we do not have loss contingencies related to this matter.
On April 12, 2012, the Consumer Financial Protection Bureau (the “CFPB”) delivered a Civil Investigative Demand to DTAG requesting that DTAG produce certain documents and information and answer questions relating to certain components of the business of DTAG and its affiliates. The CFPB has not alleged a violation by DTAG of any law and DTAG is cooperating with the CFPB's requests for information. We have provided the documents and information initially requested by the CFPB. On February 21, 2013, we also received a limited request to clarify and supplement certain information provided to the CFPB. Such information has since been provided.
On March 4, 2013, Credit Acceptance Corporation filed a patent infringement complaint against DTAG, DTAC and GO in the U.S. District Court for the Central District of California, Western Division. In its complaint, the plaintiff alleges infringement of its U.S. Patent No. 6,950,897, entitled “System and Method for Providing Financing.” The complaint seeks injunctive relief as well as awards of damages and attorneys' fees. We have not yet answered the complaint but we believe we do not have loss contingencies related to this matter.
Additionally, in the ordinary course of business, we are a defendant in various other types of legal proceedings. Although we cannot determine at this time the amount of the ultimate exposure from these lawsuits, if any, based on the advice of counsel management does not expect the final outcome to have a material adverse effect on us.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established public trading market for our common equity. Approximately 98.3% of our common equity is beneficially owned by our Chairman and principal shareholder, Ernest C. Garcia, II. The remaining 1.7% is held by our Chief Executive Officer, Raymond C. Fidel, subject to vesting as described more fully under “Item 11—Executive Compensation— Compensation Discussion and Analysis—Chief Executive Officer Restricted Stock Grant.” See also Note 12—Shareholders’ Equity & Dividends to our consolidated financial statements for information regarding cash dividends.

Item 6. Selected Financial Data
The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. The consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010, and data from the consolidated balance sheet as of December 31, 2012 and 2011, have been derived from our audited financial statements, which are included elsewhere in this report. The consolidated statements of operations for the years ended December 31, 2009 and 2008, and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008, have been derived from our audited financial statements, which are not included in this report. Our historical results are not necessarily indicative of our results for any future period.
The following selected financial and other data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Unaudited) ($ in thousands, except per vehicle sold data)
Consolidated Statement of Operations Data
Total Revenue	$1,222,866	$1,121,307	$1,025,741	$946,282	$1,058,625
Total Costs and Expenses	$1,162,319	$1,031,948	$954,655	$893,555	$1,057,815
Income Before Income Taxes	$60,547	$89,359	$71,086	$52,727	$810
Net Income/(Loss)	$59,353	$88,138	$70,682	$51,997	$(280)
Other Financial Data:
EBITDA(1)	$153,789	$178,484	$182,939	$176,454	$111,980
Adjusted EBITDA(1)	$160,083	$179,642	$197,899	$159,478	$104,515

Dealerships:*
Dealerships in operation at end of period	97	89	85	78	86
Average number of vehicles sold per dealership per month	55	54	54	52	49
Retail Sales:*
Number of used vehicles sold	59,930	56,109	52,498	49,500	55,415
Average age of vehicles sold (in years)	6.0	5.4	4.3	4.1	4.1
Average mileage of vehicles sold	86,972	79,741	71,300	68,076	67,428
Per vehicle sold data:
Average net revenue per vehicle sold	$15,360	$14,940	$14,491	$14,029	$14,378
Average cost of used vehicle sold	$10,144	$9,704	$9,166	$7,967	$8,612
Average gross margin	$5,216	$5,236	$5,325	$6,062	$5,766
Gross margin percentage	34.0%	35.0%	36.7%	43.2%	40.1%
Loan Portfolio:*
Principal balances originated	$917,093	$829,164	$747,329	$686,214	$789,360
Average amount financed per origination	$15,418	$14,781	$14,244	$13,867	$14,250
Number of loans outstanding – end of period	140,748	137,293	134,264	127,737	125,070
Principal outstanding – end of period	$1,601,710	$1,466,680	$1,381,092	$1,312,216	$1,342,855
Average principal outstanding	$1,588,471	$1,469,528	$1,378,486	$1,364,782	$1,410,292
Average effective yield on portfolio (2)	18.9%	19.5%	19.9%	19.3%	19.3%
Allowance for credit losses as a percentage of portfolio principal	15.7%	15.1%	15.0%	16.6%	18.1%
Portfolio performance data:*
Portfolio delinquencies 31-90 days (3)	15.1%	10.9%	9.1%	7.4%	9.4%
Principal charged-off as a percentage of average principal outstanding	23.4%	23.0%	22.0%	26.6%	30.3%
Recoveries as a percentage of principal charged-off	40.3%	42.8%	38.5%	31.7%	29.4%
Net charge-offs as a percentage of average principal outstanding	13.9%	13.1%	13.5%	18.2%	21.4%
Financing and Liquidity:*
Unrestricted cash and availability (4)	$138,402	$230,267	$145,837	$40,407	$50,232
Ratio of net debt to shareholder's equity (5)	2.8x	2.4x	2.4x	3.4x	3.9x
Total average debt	$1,263,432	$1,100,128	$1,141,428	$1,047,522	$1,153,122
Weighted average effective borrowing rate on total debt (6)	5.7%	6.6%	9.2%	10.6%	8.4%

	As of December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,480	$25,930	$23,677	$21,526	$25,533
DriveTime and GO Finance receivables (7)	1,675,578	1,495,364	1,408,741	1,340,591	1,375,019
Allowance for credit losses	(252,590)	(221,533)	(208,000)	(218,259)	(242,600)
Inventory	270,733	212,330	145,961	115,257	100,211
Total assets	1,989,117	1,766,829	1,568,154	1,432,080	1,430,738
Total debt (8)	1,422,279	1,221,380	1,070,207	1,087,215	1,107,067
Shareholders’ equity	467,553	457,849	418,767	293,145	266,008

*Denotes Selected Financial Data which is only representative of DriveTime and excludes GO.

(1)	See definition of EBITDA and Adjusted EBITDA in Management's Discussion and Analysis - Non GAAP discussion.

(2)
Average effective yield represents the interest income earned at the contractual rate (stated APR) less the write-off of accrued interest on charged-off loans and amortization of loan origination costs (which includes the write-off of unamortized loan origination costs on charged-off loans), plus interest earned on investments held in trust and late fees earned.

(3)
Delinquencies are presented on a Sunday-to-Sunday basis, which reflects delinquencies as of the nearest Sunday to period end. Sunday is used to eliminate any impact of the day of the week on delinquencies since delinquencies tend to be higher mid-week. We modified our charge-off policy in December 2011. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Comparability—Modification to

Charge-off Policy, for more information.

(4)
Unrestricted cash and availability consists of cash and cash equivalents plus available borrowings under the portfolio warehouse, residual, and inventory facilities, based on assets pledged or available to be pledged to the facilities.

(5)
Net debt is calculated as total debt less restricted cash and investments held in trust securing various debt facilities. Ratio of net debt to shareholders’ equity is calculated as net debt divided by total shareholders’ equity.

(6)	Weighted average effective borrowing rate includes the effect of unused line fees and amortization of discounts and debt issuance costs.

(7)	Includes DriveTime principal balances, accrued interest, and capitalized loan origination costs, and GO carrying value of dealer finance receivables.

(8)	Total debt excludes accounts payable, accrued expenses, and other liabilities.

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
Overview
We are the leading used vehicle retailer in the United States with a primary focus on the sale and financing of quality vehicles to the subprime market. Through our branded dealerships, we provide our customers with a comprehensive end-to-end solution for their automotive needs, including the sale, financing, and maintenance of their vehicles. As of December 31, 2012, we owned and operated 97 dealerships and 17 reconditioning facilities located in 44 geographic regions throughout 19 states. For the year ended December 31, 2012, we sold 59,930 vehicles, generated $1.2 billion of total revenue, and $160.1 million of Adjusted EBITDA. As of December 31, 2012, our loan portfolio had a total outstanding principal balance of $1.6 billion. We maintain our loan portfolio and related financings on our balance sheet.
Fiscal 2012 Highlights

•	Total revenue increased 9% to $1.2 billion in 2012, from $1.1 billion in 2011.

•	Unit sales increased 7% to 59,930 in 2012, from 56,109 in 2011.

•	Originations increased 11% to $917.1 million, compared to $829.2 million in 2011.

•	GO Financial increased its active dealer base to 191 dealers and funded $45.4 million in advances.

•
We opened 10 stores in nine new geographic regions including: Pensacola, Florida; Little Rock, Arkansas; Columbus, Ohio; Montgomery, Alabama; St. Louis, Missouri; McAllen, Texas; Tallahassee, Florida; Huntsville, Alabama, and Myrtle Beach, South Carolina.

•	We completed two securitizations by issuing an aggregate of $482.2 million of asset backed securities.

•	In December 2012 we executed a $350.0 million bank term financing secured by $458.0 million of finance receivables.

•	Entered and terminated definitive agreements to sell DTAG and DTAC in two separate transactions - See "Termination of Material Definitive Agreements" immediately following.
Termination of Material Definitive Agreements
On September 11, 2012, DTAG and DTAC entered into definitive agreements to sell DriveTime in separate transactions. Pursuant to the definitive agreements, DTAC agreed to sell its finance receivable portfolio, which consists of vehicle related installment sales contracts, certificates representing its residual interests in securitizations of finance receivables, and certain other assets to Santander Consumer USA Inc. Immediately thereafter, a group of third-party investors was to purchase all of the outstanding stock of DTAG and DTAC, effectively acquiring DTAG's used vehicle dealership operations, including its owned and leased dealerships and reconditioning and other facilities located throughout the United States. In connection with the pending sale of DriveTime, on September 24, 2012, we commenced an offer to purchase and consent solicitation with respect to our outstanding Senior Notes.
On November 14, 2012, we terminated the definitive agreements entered into on September 11, 2012 to sell DriveTime due to certain unsatisfied conditions to the closings of the transactions contemplated therein. We also terminated and withdrew the offer to purchase and consent solicitation commenced on September 24, 2012.
Statement of Operations—Line Item Descriptions
Revenue
Sales of used vehicles
We derive a significant portion of our revenue from the sale of used vehicles. Revenue from sales of used vehicles is derived by the number of vehicles sold multiplied by the sales price per vehicle. Sales revenue is reported net of a reserve for returns, and net of deferred service contract revenue, where applicable. Factors affecting revenue from sales of used vehicles include the number of used vehicles we sell and the price at which we sell our vehicles.
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
Interest income
Interest income consists of interest earned on finance receivables, net of amortization of loan origination costs, plus late payment fees and interest earned on investments held in trust. We write-off accrued interest on charged-off loans as a reduction to interest income. Interest income is affected by (i) the principal balance of our loan portfolio, (ii) the average APR of our loan portfolio, and (iii) the payment performance by our borrowers on their loans.
Dealer Finance and Other Income
Dealer finance and other income consists of revenue recognized from GO Financial's dealer finance receivables under the effective interest method and income from other ancillary products offered by GO Financial, respectively.
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
The cost of used vehicles sold is affected by a variety of factors, including the following: (i) the cost of vehicles purchased at auction, (ii) the supply and demand of vehicles purchased at auction, (iii) the quality, make, model, and age of vehicles acquired, (iv) transportation costs, (v) reconditioning parts and labor costs along with costs to operate our reconditioning facilities, and (vi) warranty costs.
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
Interest expense
Portfolio debt interest expense consists of interest and related amortization of debt issuance costs on our portfolio warehouse facilities, securitizations, bank term financings, and term residual financings.
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

Selling and marketing
Selling and marketing expenses are generally affected by sales volume, cost of advertising media, and our marketing strategy. Selling and marketing expenses include advertising and marketing related costs.
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
Loss on extinguishment of debt
Loss on extinguishment of debt represents the difference between the carrying value of the debt we repurchased and the purchase price at which we repurchased the debt, net of the write-off of unamortized debt issuance costs and discounts.
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
Revenue Recognition - DriveTime
Revenue from the sale of used vehicles is recognized upon delivery, when the sales contract is signed, and the agreed-upon down payment or purchase price has been received. Sales of used vehicles include revenue from the sale of used vehicles at the contractual sales price, net of a reserve for returns and excludes sales tax. The reserve for returns is estimated using historical experience and trends and could be affected if future vehicle returns differ from historical averages. A 10% increase in our rate of returns would result in a $0.2 million and $0.1 million increase in our sales return allowance (and corresponding decrease in revenue) for the years ended December 31, 2012 and 2011, respectively. Revenue is recognized at time of sale since persuasive evidence of an arrangement in the form of an installment sales contract exists, we have delivered the vehicle to the customer, transferred title, the sale has a fixed and determinable price, and collectability is reasonably assured.
Interest income consists of interest earned on finance receivables, net of amortization of loan origination costs, plus late payment fees and interest earned on investments held in trust. Interest income is recognized on the accrual basis, when earned, based on a simple interest method. Finance receivables continue to accrue interest until repayment or charge-off. Customer loans may be prepaid without penalty. Direct loan origination costs related to loans originated at our dealerships are deferred and charged against interest income over the life of the related loans using the effective interest method.
Revenue Recognition - GO Financial
We recognize revenue for dealer finance receivables (Dealer Finance Income) under the effective interest method, by applying a loss adjusted forecast of cash flows for each dealer pool, such that revenue is recognized on a level-yield basis. Open pools establish an effective yield at either their first fiscal quarter, or upon maturation of the pool. The effective yield established is held constant for an open pool until pool closure, unless circumstances warrant a yield adjustment or impairment assessment prior to pool closure. For each accounting period subsequent to pool closure, expected cash flows are re-estimated. Deterioration in expected cash flows, both in the open and closed pool stage, is reflected as a provision for loan loss and corresponding allowance for credit losses, at the pool level. Any subsequent improvement in expected cash flows of the impaired pool(s) will first reverse any previous allowance for credit loss and be prospectively reflected as an increase in the pool yield. For closed pools, if the re-estimation of expected cash flows results in a higher effective yield, an increase in the pool yield is reflected prospectively.

Allowance for Credit Losses
DriveTime maintains an allowance for credit losses on an aggregate basis at a level we consider sufficient to cover probable credit losses inherent in our portfolio of receivables as of each reporting date utilizing a loss emergence period to cover estimated losses. The allowance takes into account historical credit loss experience, including timing, frequency and severity of losses. This estimate of existing probable credit losses inherent in the portfolio is primarily based on static pool analyses by month of origination based on origination principal, credit grade mix and deal structure, including down payment and term. The evaluation of the adequacy of the allowance also considers factors and assumptions regarding the overall portfolio quality, delinquency status, the value of the underlying collateral, current economic conditions that may affect the borrowers’ ability to pay, and the overall effectiveness of collection efforts.
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
The allowance model is sensitive to changes in assumptions such that an increase or decrease in our forecasted net charge-offs would increase or decrease the allowance as a percentage of principal outstanding required to be maintained. The amount of our allowance is sensitive to losses within credit grades, recovery values, deal structure, the loss emergence period and overall credit grade mix of the portfolio. In the event loss assumptions used in the calculation of the allowance for credit losses were to increase, there would be a corresponding increase in the amount of the allowance for credit losses, which would decrease the net carrying value of finance receivables and increase the amount of provision for credit losses, thereby decreasing net income. A 5% increase in our frequency loss assumption would increase the allowance for credit losses and our provision for credit losses by $11.0 million and $10.4 million as of December 31, 2012 and 2011, respectively. Also, a 5% decrease in our assumed recoveries per loan charged-off, would result in an increase to the allowance for credit losses and provision for credit losses of $6.1 million and $6.0 million as of December 31, 2012 and 2011, respectively. Our ability to forecast net charge-offs and track static pool net losses by month of origination are a critical aspect of this analysis.
Although it is reasonably possible that events or circumstances could occur in the future that are not presently foreseen, which could cause actual credit losses to be materially different from the recorded allowance for credit losses, we believe that we have given appropriate consideration to the relevant factors and have made reasonable assumptions in determining the level of the allowance. Our credit and underwriting policies, adherence to such policies, and the execution of collections processes have a significant impact on collection results, as does the economy as a whole. Changes to the economy, unemployment, auction prices for repossessed vehicles, and collections and recovery processes could materially affect our reported results.
See “Revenue Recognition - GO Financial” for a description of allowance for credit losses on GO finance receivables.
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
Valuation of Inventory
Inventory consists of used vehicles held-for-sale or currently undergoing reconditioning and is stated at the lower of cost or market value. Vehicle inventory cost is determined by specific identification. Direct and indirect vehicle reconditioning costs including parts and labor, costs to transport the vehicles to our dealership locations, buyer costs, and other incremental costs are capitalized as a component of inventory cost. Determination of the market value of inventory involves assumptions regarding wholesale loss rates derived from historical trends and could be affected by changes in supply and demand at our retail locations and at the auctions. A 1.0% decrease in the valuation of our inventory at December 31, 2012 would result in a decrease in net income of approximately $2.7 million.

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
Limited Warranty
A liability for the estimated cost of vehicle repairs under our DriveCare® limited warranty is established at the time a used vehicle is sold by charging costs of used vehicles sold. The liability is evaluated for adequacy through an analysis based on the program’s historical performance of cost incurred per unit sold, management’s estimate of frequency of vehicles to be repaired and severity of claims based on vehicles currently under warranty, the make, mileage, and age of vehicles under warranty, which are based on the program’s historical performance and our expectation of future usage. These assumptions are further affected by mix, mileage, and age of vehicles sold and our ability to recondition vehicles prior to sale. A 5.0% increase in our warranty frequency assumptions related to warranty usage and a 5.0% increase in our warranty severity assumptions would result in a $0.9 million increase in our warranty accrual at December 31, 2012, and a corresponding reduction in net income.
Factors Affecting Comparability
We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
Revenue Recognition
Beginning in the fourth quarter of 2012 we began offering our DriveCare® limited warranty as a separately priced service contract in our dealerships located in Tennessee, Virginia and Ohio. As a result, the revenue and costs of the sale of these service contracts is deferred and recognized over the life of the warranty contract, in relation to the usage and expected duration of the contracts. At December 31, 2012, the amount of deferred revenue (and revenue recognized) on the consolidated balance sheet and consolidated statement of operations, was immaterial. An increase in the number of locations where we offer the warranty as a separately priced product will have a direct material impact on our gross revenue and gross margin of vehicle sales in future periods compared to historical results.
GO Financial
In December 2011, we launched GO Financial. GO provides indirect subprime auto financing to non-DriveTime dealers. This business line was launched during our fourth quarter of 2011 and was not material to our financial results for the fiscal year ended December 31, 2011. However, at December 31, 2012, GO Financial had $41.0 million in dealer finance receivables and $42.4 million in total assets, combined with $41.7 million of equity on a stand-alone basis. GO has generated $3.0 million in total revenue during fiscal 2012, with a pre-tax loss of $1.9 million for the year. We expect that GO’s originations of dealer financings will continue to grow during 2013, thereby increasing our total revenue, portfolio size, and operating expenses as GO hires personnel, organizes and registers in various states with various regulatory authorities, and incurs other costs of doing business.
New Business Line - Carvana
In January 2013, we launched Carvana. Carvana, LLC is a new sales channel that enables the customer to buy a car, from click to delivery, 100% online over the internet. Carvana's target customer demographic is not specific to credit, and is geared to attract a broader credit spectrum and income classification than that of DriveTime and GO Financial. Carvana (www.Carvana.com) is a 360-degree, integrated used car buying experience that enables consumers to purchase used vehicles online through a highly efficient and transparent process. Initially launching in Georgia, with plans to expand regionally, then nationally, Carvana’s business and operations will fully integrate all steps of the vehicle sales process, including: (a) vehicle search, (b) vehicle tour and detail, (c) credit scoring, (d) customer financing, (e) eContracting (f) verification of customer data (g) electronic down payment, and (h) vehicle delivery. Carvana is not expected to have a significant net impact to our consolidated results for 2013, though it will incur operating expenses as it hires personnel, obtains state licensing and registers with regulatory agencies and incurs other costs of doing business, thereby increasing our general and administrative expenses. To a certain extent, Carvana will utilize DriveTime's existing infrastructure, with customized aspects of each component of the DriveTime business process.

Transaction Costs
We incurred certain legal, accounting, tax consulting, and other professional service fees in connection with a planned sale of DTAG and DTAC in 2012 (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Termination of Material Definitive Agreement for more information). The aggregate expense paid to third parties associated therewith of approximately $3.9 million was recorded in General and administration expenses for the year ended December 31, 2012. We have incurred all costs associated with this transaction in the 2012 fiscal year and do not expect these costs in the future, nor did we incur such costs in 2011.

Results of Operations - DriveTime
Comparison of years ended December 31, 2012 and 2011
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2012	2011	% Change
	($ in thousands)
Revenue:
Sales of used vehicles	$920,507	$838,242	9.8%
Interest income	299,382	283,065	5.8%
Dealer Finance and Other Income	2,977	—	100.0%
Total revenue	1,222,866	1,121,307	9.1%
Costs and expenses:
Cost of used vehicles sold	607,932	544,504	11.6%
Provision for credit losses	253,603	207,198	22.4%
Portfolio debt interest expense	41,978	43,475	(3.4)%
Non-portfolio debt interest expense	4,644	3,034	53.1%
Senior secured debt interest expense	26,470	26,541	(0.3)%
Selling and marketing	28,139	22,790	23.5%
General and administrative	179,403	168,331	6.6%
Depreciation expense	20,150	16,075	25.3%
Total costs and expenses	1,162,319	1,031,948	12.6%
Income before income taxes	60,547	89,359	(32.2)%
Income tax expense	1,194	1,221	(2.2)%
Net income	$59,353	$88,138	(32.7)%
Sales of used vehicles
Revenue from sales of used vehicles increased for the year ended December 31, 2012 compared to 2011 primarily due to an increase in sales volume of 6.8%, coupled with a 2.8% increase in the average sales price per vehicle net of sales returns and allowances. The increase in sales volume is primarily attributable to an increase in the average number of stores in operation as a result of opening 10 new stores and closing two in 2012. The increase in average sales price per vehicle sold is attributable to an overall increase in the average cost of used vehicles sold, both as a result of an increase in wholesale used vehicle prices causing our acquisition cost to increase, and an increase in reconditioning costs, as a result of acquiring vehicle inventory with higher mileage and age, year over year. See also “—Cost of used vehicles sold” below.
Interest income
Interest income increased for the year ended December 31, 2012 compared to 2011 primarily due to an increase in our average portfolio principal outstanding year over year, partially offset by a decrease in average portfolio yield. Average portfolio principal outstanding increased as a result of an increase in originations over portfolio run-off. Average portfolio yield decreased slightly, as a result of a decrease in average APR of loans originated during the period. See “Originations” below for further discussion.
Cost of used vehicles sold
Total cost of used vehicles sold increased for the year ended December 31, 2012 compared to 2011 as a result of an increase in the number of vehicles sold and an increase in the per unit average cost of vehicles sold. Our cost of vehicles sold per unit increased primarily as a result of higher acquisition costs at auction and an increase in vehicle reconditioning costs. Acquisition costs have increased as a result of an appreciation in wholesale used vehicle prices. Wholesale used vehicle prices increased throughout most of 2012, with prices starting to soften at the end of the fourth quarter. Price appreciation was caused by increased demand for used vehicles, coupled with a decrease in supply of used vehicles nationwide. In an effort to maintain overall affordability for our customers, we purchased vehicles with a higher average age and mileage to limit our base cost of vehicles acquired at auction. As a result, reconditioning costs have also increased.

Gross margin
Gross margin as a percentage of sales revenue decreased for the year ended December 31, 2012 compared to 2011. The decrease in gross margin is primarily attributable to an increase in our “Cost of used vehicles sold” as described above, while only a portion of these costs were passed on to our customers through an increase in sales price due to competitive pressure, and to maintain affordability for our customers. As we experience wholesale pricing pressure, our ability to pass on cost to our customers is limited, because our customers are generally down payment and monthly payment sensitive.
Provision for credit losses
Provision for credit losses increased for the year ended December 31, 2012 compared to 2011 primarily as a result of an increase in the principal balance of loans outstanding in conjunction with an increase in allowance for credit losses as a percentage of loan principal. Portfolio principal increased as a result of an increase in originations, mostly driven from an increase in dealership growth.
Net charge-offs as a percent of average outstanding principal increased to 13.9% from 13.1% for the year ended December 31, 2012 compared to 2011, as a result of an increase in gross charge-offs, coupled with a decrease in our recovery rate. Gross principal charged-off increased to 23.4% for the year ended December 31, 2012, compared to 23.0% in 2011. Influencing gross loss rates are general economic conditions including unemployment and underemployment rates and wholesale vehicle prices, which have resulted in the sale of older, higher mileage vehicles and longer financing terms to maintain customer payment affordability. Recoveries as a percentage of principal charged-off decreased to 40.3% from 42.8% for the year ended December 31, 2012, compared to 2011. However, auction values continue to be near historical highs.
Our allowance as a percent of principal outstanding increased from 15.1% at the end of 2011 to 15.7% at December 31, 2012. The increase in the allowance rate is driven by our expectation that recovery values will continue to decline during 2013, combined with an increase in gross charge-off expectations as a result of an increase in average term.
Portfolio debt interest expense
Total portfolio debt interest expense decreased for the year ended December 31, 2012 compared to 2011. This decrease is a result of a decrease in the overall cost of funds of portfolio debt to 4.5% for the year ended December 31, 2012, compared to 5.1% for 2011, partially offset by an increase in the average balance of portfolio debt outstanding. The decrease in our costs of funds is attributable to lower borrowing costs of our recent securitizations, bank term financing, and a decrease in borrowing costs of our warehouse facilities. We utilize our warehouse facilities for our origination growth. Therefore, our average debt outstanding increased as a result of an increase in finance receivable originations during the year.
Non-portfolio debt interest expense
Total non-portfolio debt interest expense increased for the year ended December 31, 2012 compared to 2011. The increase was primarily due to increased borrowings on our inventory line as a result of increasing the capacity of that facility from $50.0 million to $130.0 million (excluding a $10.0 million seasonal increase) as of October 2011. In addition, we added a real estate facility in 2012 with average borrowings of approximately $8.0 million. As a result, the average balance outstanding of non-portfolio debt increased $38.6 million from 2011 to 2012, which was partially offset by a decline in the average cost of funds for non-portfolio debt.
Senior secured debt interest expense
The weighted average effective rate on the Senior Notes was 13.2% and 13.3% for the years ended December 31, 2012 and 2011, respectively, which includes amortization of discount and deferred financing costs. In June 2010 we issued $200.0 million of 12.625% Senior Notes due 2017. The Senior Notes were issued with an original issuance price of 98.854%. Interest on the Senior Notes is payable semi-annually in arrears on June 15th and December 15th of each year.
Selling and marketing expense
Selling and marketing expenses increased for the year ended December 31, 2012 compared to 2011. This increase was primarily a result of an increase in our advertising expenses, primarily related to our television and internet marketing strategy, an increase in television commercial production, and an increase in advertising associated with operating in new geographic locations as a result of expansion of our dealership base into several new geographic regions.
General and administrative expense
General and administrative expenses increased for the year ended December 31, 2012 compared to 2011. This increase was primarily the result of the increased number of dealerships and reconditioning centers in operation year over year, and a corresponding increase in salaries and wages as we increased the number of employees in conjunction with our overall expansion. Lease expense increased due to the increased number of facilities in operation combined with an increase in the per facility location costs as our new locations have a larger footprint than legacy locations. In addition, we incurred approximately $3.9 million in transaction-related costs associated with the potential sale of the Company that was terminated in the fourth quarter of 2012 and approximately $3.1 million in initial costs associated with the CFPB requests for information.
Depreciation expense
Depreciation expense increased for the year ended December 31, 2012 compared to 2011. This increase was primarily the result of an increase in capital expenditures associated with the expansion of our dealership base, the addition of a reconditioning facility and improvements to our information technology infrastructure.
Net income
Net income for the year ended December 31, 2012 decreased compared to 2011. The decrease in net income is primarily attributable to increases in general and administrative expenses associated with our retail expansion, one time sale transaction costs and initial CFPB costs, an increase in marketing and advertising expenses, and an increase in provision for loan losses, partially offset by increases in interest income and gross margin dollars from increased sales volume.
Originations
The following table sets forth information regarding our originations for the periods indicated:

	Year Ended December 31,		Change
	2012	2011
	($ in thousands, except per loan data)
Amount originated	$917,093	$829,164	$87,929
Number of loans originated	59,483	56,096	3,387
Average amount financed	$15,418	$14,781	$637
Average APR originated	20.3%	20.7%	(0.4)%
Average term (in months)	57.4	56.9	0.5
Average down payment	$998	$1,103	$(105)
Down payment as a percent of amount financed	6.5%	7.5%	(1.0)%
Percentage of sales revenue financed (1)	99.6%	98.9%	0.7%

(1)	Represents the dollar amount originated divided by the dollar amount of revenue from sales of used vehicles.
We originate loans in conjunction with each vehicle we sell, unless the sale is a cash transaction. The balance on these loans, together with accrued interest and unamortized loan origination costs, comprises our portfolio of finance receivables. Our receivables are then financed through securitizations, bank term facilities, and warehouse facilities in order to generate liquidity for our business. See “—Liquidity and Capital Resources” below.
The increase in origination volume and number of loans originated were due to an increase in the number of used vehicles sold and an increase in the average amount financed per loan originated as a direct result of an increase in the average sales price per vehicle sold and a decrease in the average down payment per loan originated. Average APR decreased and average term increased for the year ended December 31, 2012 compared to 2011. These changes are a result of our overall interest rate and financing/underwriting strategy, which is designed to optimize affordability to our customers, while considering the effects of retail costs and vehicle pricing. The increase in the percentage of sales revenue financed is primarily a result of a lower average down payment combined with a higher average sales price.
Receivables portfolio
The following table shows the characteristics of our finance receivables portfolio for the periods indicated:

	As of and for the Year Ended December 31,		Change
	2012	2011
Average Remaining Principal Per Loan, End Of Period	$11,380	$10,683	$697
Weighted Average APR of Contracts Outstanding	20.4%	20.8%	(0.4)%
Average Age Per Loan (in months)	14.4	15.0	(0.6)
Delinquencies:
Delinquencies 31 - 60 Days	10.0%	7.1%	2.9%
Delinquencies 61 - 90 Days	5.1%	3.8%	1.3%
Delinquencies 91 - 120 Days	2.8%	0.3%	2.5%
Total Delinquencies Over 30 Days	17.9%	11.2%	6.7%
Finance receivables principal balance, average principal balance and the number of loans outstanding period over period increased as of and for the year ended December 31, 2012, compared to 2011, due to origination volume exceeding portfolio run-off (regular principal payments, payoffs, and charge-offs).
Delinquencies
As a percentage of total outstanding loan principal balances, delinquencies over 30 days increased year over year. The increase in delinquencies is the result of our change in collection strategy for early delinquencies aimed to improve customer experience while reducing cost of servicing, centralization of collection efforts for early delinquencies, which includes the use of off-shore services. As a result of the proposed sale of the portfolio in the latter half of 2012, turnover of collections personnel increased, we enacted a collections hiring freeze, and experienced a general disruption of our collections operations, all which adversely impacted delinquencies. We also closed our regional collection centers in Orlando, Florida and Richmond, Virginia, which temporarily impacted delinquencies. Since the termination of the transaction and closure of our regional facilities, we have taken necessary steps to increase collections personnel and supplement our closed regional centers, to our normal staffing levels.
Results of Operations- DriveTime
Comparison of years ended December 31, 2011 and 2010
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2011	2010	% Change
	($ in thousands)
Revenue:
Sales of used vehicles	$838,242	$760,767	10.2%
Interest income	283,065	264,974	6.8%
Total revenue	1,121,307	1,025,741	9.3%
Costs and expenses:
Cost of used vehicles sold	544,504	481,210	13.2%
Provision for credit losses	207,198	175,900	17.8%
Portfolio debt interest expense	43,475	68,314	(36.4)%
Non-portfolio debt interest expense	3,034	14,757	(79.4)%
Senior secured debt interest expense	26,541	15,031	76.6%
Selling and marketing	22,790	16,783	35.8%
General and administrative	168,331	165,491	1.7%
Depreciation expense	16,075	13,751	16.9%
Loss on extinguishment of debt	—	3,418	(100.0)%
Total costs and expenses	1,031,948	954,655	8.1%
Income before income taxes	89,359	71,086	25.7%
Income tax expense	1,221	404	202.2%
Net income	$88,138	$70,682	24.7%
Sales of used vehicles
Revenue from sales of used vehicles increased for the year ended December 31, 2011 compared to the same period during 2010. This increase in revenue was primarily due to an increase in sales volume of 6.9%, coupled with an increase in the average sales price per vehicle of 3.1%. The increase in sales volume is primarily attributable to an increase in the average number of stores in operation as a result of opening a net of four new stores in 2011. The increase in average sales price per vehicle sold is attributable to an overall increase in the average cost of used vehicles sold, primarily as a result of an increase in wholesale used vehicle prices causing our acquisition cost to increase. See also “—Cost of used vehicles sold” below.
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
Portfolio debt interest expense
Total portfolio debt interest expense decreased for the year ended December 31, 2011 compared to 2010. This decrease was a result of a decrease in the overall cost of funds of portfolio debt to 5.1% for the year ended December 31, 2011, compared to 8.2% for 2010. The decrease in our costs of funds is attributable to lower borrowing costs of our securitizations in 2011 and a decrease in borrowing costs of our warehouse facilities. The original duration weighted average coupon of our three most recent securitizations as of December 31, 2011 was 3.03% for 2011-1, 2.88% for 2011-2, and 3.97% for 2011-3. In addition, our warehouse facility renewals and additions in 2011 were at lower interest rates than in 2010.
Non-portfolio debt interest expense
Total non-portfolio debt interest expense decreased for the year ended December 31, 2011 compared to 2010. This decrease was primarily due to the exchange of $60.1 million junior secured notes and $40.0 million of subordinated debt (with effective rates of 22.4% and 12.2%, respectively) for equity, and the exchange of $2.0 million junior secured notes and $35.0 million in subordinated debt for an equal principal amount of Senior Notes, both of which occurred in conjunction with the offering of our Senior Notes in June 2010. As a result, the average balance of non-portfolio debt decreased $64.8 million for the year ended December 31, 2011 compared to 2010. Further, the average cost of funds of non-portfolio debt decreased to 4.7% for the year ended December 31, 2011, from 11.6% for the same period in 2010, as a result of these transactions.
Senior secured debt interest expense
Senior secured debt interest expense increased during the year ended December 31, 2011 compared to 2010. This increase was a result of the issuance in June 2010 of our Senior Notes. As a result, we incurred a full year of interest expense in 2011 versus a partial year in 2010. The weighted average effective rate on these notes is 13.3%, which includes amortization of discount and deferred financing costs.
Selling and marketing expense
Selling and marketing expenses decreased for the year ended December 31, 2011 compared to 2010. This decrease was primarily a result of a decrease in sales commissions as we completed the transition from a 100% commission structure to a base salary plus team and individual bonus compensation structure for sales personnel. This transition began in 2010 and was fully complete in 2011. This decrease was partially offset by an increase in our advertising expenses, primarily related to our television and internet marketing strategy, an increase in television commercial production, and an increase in advertising associated with operating in new geographic locations as a result of expansion of our dealership base into seven new geographic regions.
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
We originate loans in conjunction with each vehicle we sell, unless the sale is a cash transaction. The balance on these loans, together with accrued interest and unamortized loan origination costs, comprises our portfolio of finance receivables. Our receivables are then financed through securitizations and warehouse facilities in order to generate liquidity for our business. See “—Liquidity and Capital Resources” below.
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
Receivables portfolio
The following table shows the characteristics of our finance receivables portfolio for the periods indicated:

	As of and for the Year Ended December 31,		Change
	2011	2010
Average Remaining Principal Per Loan, End Of Period	10,683	$10,286	$397
Weighted Average APR Of Contracts Outstanding	20.8%	21.0%	(0.2)%
Average Age Per Loan (in months)	15.0	15.3	(0.3)
Delinquencies:
Delinquencies 31 - 60 Days	7.1%	6.3%	0.8%
Delinquencies 61- 90 Days	3.8%	2.8%	1.0%
Delinquencies 91 - 120 Days	0.3%	—%	0.3%
Total Delinquencies Over 30 Days	11.2%	9.1%	2.1%
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
Seasonality of Earnings
To illustrate the seasonality in total revenue, costs and expenses, and income before taxes, a summary of the quarterly financial data follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	($ in thousands)
2012:
Total revenue	$367,838	$302,202	$304,957	$247,869	$1,222,866
Costs and expenses	$334,651	$272,609	$300,190	$254,869	$1,162,319
Income / (loss) before income taxes	$33,187	$29,593	$4,767	$(7,000)	$60,547
Net income / (loss)	$32,795	$29,326	$4,396	$(7,164)	$59,353
2011:
Total revenue	$332,856	$275,405	$286,012	$227,034	$1,121,307
Costs and expenses	$291,841	$242,975	$273,575	$223,557	$1,031,948
Income / (loss) before income taxes	$41,015	$32,430	$12,437	$3,477	$89,359
Net income / (loss)	$40,503	$32,093	$12,376	$3,166	$88,138
2010:
Total revenue	$297,038	$245,747	$263,323	$219,633	$1,025,741
Costs and expenses (1)	$263,405	$225,975	$244,838	$220,437	$954,655
Income / (loss) before income taxes	$33,633	$19,772	$18,485	$(804)	$71,086
Net income / (loss)	$33,284	$19,322	$19,232	$(1,156)	$70,682
(1)Includes net gains / losses on extinguishment of debt.
Seasonality of Vehicle Sales
To illustrate the seasonality of retail sales units, a summary of quarterly data has been provided:

Year	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	Units	%	Units	%	Units	%	Units	%	Units	%
2008	20,820	37.5%	12,745	23.0%	12,230	22.1%	9,620	17.4%	55,415	100%
2009	15,787	32.0%	11,941	24.1%	12,297	24.8%	9,475	19.1%	49,500	100%
2010	16,303	31.0%	12,284	23.4%	13,382	25.5%	10,529	20.1%	52,498	100%
2011	18,095	32.2%	13,639	24.3%	14,233	25.4%	10,142	18.1%	56,109	100%
2012	19,145	31.9%	14,667	24.5%	14,839	24.8%	11,279	18.8%	59,930	100%
Seasonality of Loan Performance
This table represents the performance of our entire loan portfolio outstanding for each period shown, and does not represent static pools based on origination year. As is evident from the table below, the seasonality in our business results in net charge-offs typically being the highest in the third and fourth quarter of each year and the lowest in the first and second quarter of each year.
Net Charge-Offs as a Percent of Average Portfolio Principal Balance:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2008	4.9%	4.4%	5.7%	6.5%	21.5%
2009	4.9%	3.9%	4.8%	4.6%	18.2%
2010	3.3%	2.5%	3.7%	4.0%	13.5%
2011	3.0%	2.4%	3.7%	4.0%	13.1%
2012	3.0%	2.7%	3.9%	4.3%	13.9%

Results of Operations - GO Financial
GO Financial began operations in December of 2011. The year ended December 31, 2012 is GO's first full year of operations. The following table sets forth our results of operations for the periods indicated:

Year Ended December 31, 2012
($ in thousands)
Revenue:
Dealer Finance Income	$2,168
Other Income	809
Total Revenue	2,977
Costs and Expenses:
Selling and Marketing	123
General and Administrative	4,313
Depreciation Expense	410
Total Costs and Expenses	4,846
Loss before Income Taxes	(1,869)
Income Tax Expense (Benefit)	—
Net Loss	$(1,869)
Dealer Finance Income
GO recognized $2.2 million of finance income for the year ended December 31, 2012. Finance income represents revenue for dealer finance receivables recognized under the effective interest method, by applying a loss adjusted forecast of cash flows for each dealer pool.
Other Income
GO recognized $0.8 million of other income for the year ended December 31, 2012. Other income consists of revenue generated from ancillary products sold by participating dealers such as service contracts and GPS units.
Operating Expenses
GO's total operating expenses for the year ended December 31, 2012 were $4.8 million. The primary component of operating expenses is salaries and wages. At December 31, 2012, GO employed 40 people, including personnel in the areas of sales, verifications, information technology, account representation, and senior management.
The following table summarizes information related to the GO portfolio of dealer finance receivables, originations, collections, portfolio performance, and other key operating metrics:

As of and for the Year Ended December 31, 2012
($'s in thousands, except per deal information)
Originations:
Total dealer advance funded	$61,109
Number of contracts funded	5,509
Average amount financed per deal	$8,250
Average advance rate	74.4%
Dealers:
Number of Funding Dealers	191
Total Number of Dealers	369
Dealer Turnover Rate	10.3%
Number of Active Pools	247
Number of Closed Pools	21

Liquidity and Capital Resources
General

We require capital to provide financing to our customers, for the purchase of vehicle inventory, for capital improvements to open new dealerships and reconditioning facilities, and for general corporate purposes, including the purchase of property and equipment and to fund operations.
We historically have funded our capital requirements through operating cash flow, portfolio warehouse facilities, securitizations, bank term financing, residual cash flow, term facilities, inventory and other revolving debt facilities, real estate mortgage financing, and other notes payable (including senior secured notes, junior secured notes, senior unsecured notes, and subordinated notes).
Financing sources
We currently fund our capital requirements through the following:

•	Portfolio term financings including asset-backed securitizations, which offer fixed rate secured financing for our receivables portfolio.

•	Bank term financings.

•	Portfolio warehouse facilities including agreements with three different institutional lenders.

•	Senior Secured Notes due 2017.

•	A term residual facility.

•	Operating leases for the majority of our dealerships, reconditioning centers, operations facilities and our corporate offices.

•	Other secured notes payable including an inventory facility, a mortgage loan for our operations call center in Mesa, Arizona, and other notes and capital leases secured by property and equipment.
For additional details and terms regarding these debt instruments, see Note 8—Debt Obligations to our condensed consolidated financial statements included in Part II, Item 8 of this report.
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
Recent financing and cash flow transactions

•
In December 2012, we amended our $100.0 million portfolio term residual facility and extended the maturity date to December 2019, decreased the interest rate and provided the ability for borrowing base credit (under certain conditions).

•
In November 2012, we entered into a $350.0 million portfolio term facility with Wells Fargo, collateralized by $457.5 million of finance receivables. This agreement is substantially similar in structure to a securitization.

•	In October 2012, we paid $6.4 million in dividends to shareholders, relating to third quarter 2012 earnings.
Operating leases
Operating leases are a significant component of our financing sources. At December 31, 2012, we leased the majority of our dealership and reconditioning center locations. We also lease our corporate office in Phoenix, Arizona, and an operations collections facility in Dallas, Texas. As each lease matures, we evaluate the existing location to determine whether the dealership should be relocated to another site in the region closer in proximity to new car franchises and/or higher traffic retail areas. As of December 31, 2012, we had approximately $70.3 million in aggregate operating lease obligations.
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

	January 1, 2003 - December 31, 2009	2010	2011	2012	Totals
	($ in thousands)
Distributions to shareholders	$273,307	$46,310	$51,845	$51,195	$422,657
Less: S-corporation shareholder tax liability based on highest tax rates	104,660	18,596	26,895	26,970	177,121
Distributions in excess of amounts to pay taxes	$168,647	$27,714	$24,950	$24,225	$245,536
Liquidity
The following is a summary of total available liquidity, consisting of unrestricted cash and current availability under our portfolio warehouse and inventory facilities for the periods indicated:

	December 31,
	2012	2011	2010
	($ in thousands)
Unrestricted cash	$26,480	$25,930	$23,677
Portfolio warehouse facilities	54,185	148,837	112,160
Term Residual Facility	9,058	—	—
Inventory facility	48,679	55,500	10,000
Total liquidity	$138,402	$230,267	$145,837
The following table presents a summary of our access to liquidity under our portfolio warehouse facilities and our inventory facility based on collateral pledged as of December 31, 2012 and 2011:

As of December 31, 2012	Facility Amount	Amount Drawn	Unused Facility Amount (1)	Borrowing Base (2)	Amount Drawn	Total Availability
	($ in thousands)
Deutsche Bank warehouse	$150,000	$19,300	$130,700	$25,272	$19,300	$5,972
Wells Fargo warehouse	150,000	23,000	127,000	24,640	23,000	1,640
RBS warehouse	125,000	14,900	110,100	15,816	14,900	916
DTAC receivables (3)	N/A	N/A	N/A	45,657	N/A	45,657
Total portfolio warehouse facilities	$425,000	$57,200	$367,800	$111,385	$57,200	$54,185
Santander Term Residual Line	100,000	25,000	75,000	34,058	25,000	9,058
Inventory facility	140,000	91,321	48,679	140,000	91,321	48,679
	$665,000	$173,521	$491,479	$285,443	$173,521	$111,922
Unrestricted cash						26,480
Total cash and availability						$138,402

As of December 31, 2011	Facility Amount	Amount Drawn	Unused Facility Amount (1)	Borrowing Base (2)	Amount Drawn	Total Availability
	($ in thousands)
Deutsche Bank warehouse	$150,000	$39,000	$111,000	$59,346	$39,000	$20,346
UBS warehouse	125,000	31,792	93,208	61,592	31,792	29,800
RBS warehouse	125,000	30,600	94,400	53,082	30,600	22,482
Wells Fargo warehouse	150,000	40,000	110,000	45,848	40,000	5,848
DTAC receivables (3)	N/A	N/A	N/A	70,361	N/A	70,361
Total portfolio warehouse facilities	$550,000	$141,392	$408,608	$290,229	$141,392	$148,837
Santander Term Residual Line	100,000	100,000	—	100,000	100,000	—
Inventory facility	140,000	84,500	55,500	140,000	84,500	55,500
	$790,000	$325,892	$464,108	$530,229	$325,892	$204,337
Unrestricted cash						25,930
Total cash and availability						$230,267

(1)	Represents amounts that can be drawn upon as long as the amount drawn does not exceed the borrowing base for the credit facility.

(2)
Borrowing base is determined by the collateral currently pledged to the respective facilities. The borrowing base calculation for the portfolio warehouse facilities uses a blended 58% advance rate for December 31, 2012 and 57% for December 31, 2011. Borrowing base includes collection and reserve amounts on deposit which are assumed to be used to pay down amount drawn on the RBS warehouse. Warehouse borrowing base excludes the amounts in the collection accounts for the Deutsche Bank warehouse and the Wells Fargo warehouse per the borrowing base definition for these warehouses. Borrowing base for the inventory facility is capped at our facility amount of $140.0 million, however, if we had a larger facility, availability would increase by $35.3 million at December 31, 2012.

(3)
Includes $79.3 million and $123.7 million as of December 31, 2012 and 2011, respectively, of unpledged qualifying receivables that can be pledged immediately and bring total borrowing to our maximum capacity. The borrowing base is the lesser of total eligible collateral multiplied by the applicable advance rate and the facility amount.

Changes in liquidity
Changes in liquidity are affected by increases and decreases to our operating cash flow, changes in advance rates on our portfolio warehouse facilities, capacity of our portfolio warehouse and inventory facilities, portfolio term financings, and changes in other notes payable. The following is a summary of changes in liquidity for each period presented:

	December 31,
	2012	2011	2010
	($ in thousands)
Liquidity – beginning of period	$230,267	$145,837	$40,407
Net increase in cash and cash equivalents	550	2,253	2,151
(Decrease) Increase in portfolio warehouse availability	(94,652)	36,677	103,279
Increase in Santander Term Residual Line	9,058	—	—
(Decrease) Increase in inventory facility availability	(6,821)	45,500	—
Liquidity – end of period	$138,402	$230,267	$145,837
Change in liquidity during the year ended December 31, 2012. Our liquidity for the year ended December 31, 2012 decreased $91.9 million, from $230.3 million at December 31, 2011 to $138.4 million at December 31, 2012. This decrease was primarily the result of the origination of $45.0 million of GO Financial dealer finance receivables, which were not eligible for borrowing base, and higher inventory levels resulting in borrowing base in excess of facility capacity.
Change in liquidity during the year ended December 31, 2011. Our liquidity for the year ended December 31, 2011 increased $84.4 million, from $145.8 million at December 31, 2010 to $230.3 million at December 31, 2011. This increase was primarily the result of increased liquidity from our revolving inventory facility and increased portfolio warehouse availability.

Increased portfolio warehouse availability was primarily the result of higher advance rates on our warehouse facilities and securitizations.
Change in liquidity during the year ended December 31, 2010. Our liquidity for the year ended December 31, 2010 increased by $105.4 million. This increase was primarily the result of the net proceeds from the sale of our Senior Notes in June 2010, which were used primarily to pay down amounts outstanding under our warehouse facilities, plus the addition of a residual term loan in May 2010.
Cash flows
Operating activities
For the year ended December 31, 2012, net cash used in operating activities increased compared to 2011.  The increase in cash used in operating activities was primarily due to a decrease in net income, and an increase in loan originations over collections and recoveries of principal balances received.  The decrease in cash was partially offset by a smaller increase in inventory and other assets.
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
Investing activities
For the year ended December 31, 2012, net cash used in investing activities increased as compared to 2011. The increase in cash used in investing activities was primarily due to the origination of dealer finance receivables for Go Financial. This increase was offset by a decrease in cash used to purchase dealership facilities and equipment for new dealerships and to remodel existing dealerships. The decrease in cash used for facilities was driven by the rebranding of several facilities in 2011 that did not occur in 2012. We also opened ten dealerships and one inspection center, and relocated three dealerships, in 2012, as compared to eleven dealerships, three inspection centers, and one inspection center relocation in 2011. Of the new and relocated facilities, we purchased one dealership and no inspection centers in 2012, as compared to two dealerships and three inspection centers in 2011.
For the year ended December 31, 2011, net cash used in investing activities increased as compared to 2010. The increase in cash used in investing activities was primarily due to eleven new dealership openings in 2011 and one dealership relocation. We also opened three new inspection centers in 2011 and had one inspection center relocation. Of the new and relocated facilities, we purchased three inspection centers and two dealerships. We also completed remodeling our existing dealerships, and increased information technology infrastructure equipment to support our operations.
For the year ended December 31, 2010, net cash used in investing activities increased compared to 2009. The increase in cash used in investing activities was primarily due to ten new dealership openings in 2010, one of which was a purchased property, combined with two reconditioning facilities under development, remodeling our existing dealerships, and an increase in the addition of information technology infrastructure equipment to support our operations.
Financing activities
For the year ended December 31, 2012, net cash provided by financing activities increased as compared to 2011. This increase was primarily due to a net increase in portfolio term financings as a result of executing two securitizations in 2012 along with the bank term financing aggregating $832.2 million compared to three securitizations in 2011 totaling $708.0 million. We also borrowed and repaid less on our portfolio warehouse facilities in 2012 as a result of the term financings. In addition, other secured notes payable, net, increased less in 2012 than 2011 as a result of borrowing and repaying more under our inventory facility as a result of expanding our inventory borrowing base and expansion of our inventory available for sale.
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
For the year ended December 31, 2010, net cash provided by financing activities increased as compared to 2009. This change was a result of an increase in net borrowings under our warehouse facilities, which was a result of executing three new warehouse facilities and terminating one of our bank term financing agreements with one of our lenders, resulting in the pay-down of such financing while increasing warehouse borrowings. In addition, we issued $200.0 million of Senior Notes in June 2010, which provided net proceeds to the Company of $155.9 million (as $37.0 million principal amount of the notes were exchanged for existing debt), which was used to pay down amounts outstanding under warehouse facilities and pay-off a portion of junior secured notes and subordinated notes payable to our principal shareholder.
Contractual Obligations
The following tables set forth the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms:

	As of December 31, 2012
	Payments by Period
	Total	Less than 1 Year (3)	Years 2-3	Years 4-5	More than 5 Years
	($ in thousands)
Securitizations & bank term financing (1)	$1,024,478	$490,919	$443,779	$89,780	$—
Portfolio warehouse facilities (2)	57,200	32,350	24,850	—	—
Portfolio term residual financing	25,000	—	—	—	25,000
Senior Notes	198,320	—	—	198,320	—
Inventory facility	91,321	—	91,321	—	—
Real estate mortgage loan	12,454	223	487	11,744	—
Real estate facility	11,733	448	1,732	4,629	4,924
Equipment note, secured by an aircraft	1,774	1,774	—	—	—
Capital lease obligations	2,275	1,205	1,070	—	—
Operating lease obligations	70,261	18,858	30,441	16,062	4,900
Total contractual obligations (4)	$1,494,816	$545,777	$593,680	$320,535	$34,824

(1)
Securitization obligations and bank term agreements do not have a contractual termination date. Therefore, all collections on the contracts collateralizing the securities are used to repay the asset-backed security holders based on an expected duration of the securities.

(2)
On the termination date of the facilities, amounts outstanding at termination are not due and payable immediately. All collections on the contracts collateralizing these facilities are used to pay down the facilities until they are paid in full because these facilities contain term-out features.

(3)	Generally and historically, we have renewed or replaced facilities expiring in less than one year.

(4)	Total contractual obligations exclude future interest payment obligations.
Senior Secured Notes Collateral
Our Senior Notes due June 15, 2017 contain a collateral coverage ratio covenant which requires the Company to maintain a collateral coverage ratio of 1.5x the outstanding Senior Notes. The following is the calculation of the collateral coverage ratio as of December 31, 2012 and is not meant to portray a GAAP summary of collateral but rather a summary of collateral as it resides legally within the Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Co-Issuers.

	As of December 31, 2012
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuers	Total
	($ in thousands)
Collateral Amounts:
Net Receivables Value (1)	$—	$115,836	$162,573	$278,409
Net Inventory Value (2)	133,328	—	—	133,328
Cash Equivalents (3)	—	—	—	—
Total Collateral Amount	$133,328	$115,836	$162,573	$411,737
12.625% Senior Secured Notes				200,000
Collateral Coverage Ratio				2.1x

(1)
Net Receivables Value equals 85% of the finance receivables (including accrued interest and capitalized loan costs) minus debt (exclusive of Senior Notes) collateralized by finance receivables (including accrued interest) plus cash equivalents securing such debt. The Senior Notes are excluded from this calculation.

(2)
Net Inventory Value equals 85% of the book value of inventory pledged as collateral minus debt obligations (including accrued interest) secured by inventory. The Senior Notes are excluded from this calculation.

(3)	Cash equivalents equal cash and equivalents pledged directly to secure the 12.625% Senior Secured Notes.
Impact of New Accounting Pronouncements
For a discussion of recent accounting pronouncements applicable to us, see Note 17—Recent Accounting Pronouncements to the consolidated financial statements as of December 31, 2012, included in Part II, Item 8 of this report.
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
Impact of Inflation
Inflation generally results in higher interest rates on our borrowings, which could decrease the profitability of our existing portfolio to the extent we have variable rate debt and could decrease profitability of our future originations if we are not able to pass the increase on to our customers. We seek to limit the risk of increasing borrowing costs:

•	through our fixed rate portfolio term financings, which allowed us to fix a portion of our borrowing costs and generally match the term of the underlying finance receivables, and

•	by increasing the interest rate charged for loans originated at our dealerships (if allowed under applicable law) while maintaining affordability of the customer's payment.
The used vehicle market has experienced strong appreciation in used vehicle wholesale prices over the past couple of years. The appreciation resulted, in part, from a reduced supply of used vehicles in the market due to a decline in new car industry sales coupled with a decrease in used vehicle trade-in activity compared with pre-recession levels. Higher wholesale values increased our vehicle acquisition and related costs. In addition, we increased the age and mileage of vehicles we sell in order to maintain affordability for the customer. These increased costs led to an increase in our average selling price for used vehicles; however, we chose to pass only a portion of these costs to our customers in order to maintain affordability for our customers. Higher wholesale values also improved our recovery values as a percentage of principal charged-off.
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
Because of these limitations, EBITDA and Adjusted EBITDA and other non-GAAP financial measures should not be considered as discretionary cash available to us to reinvest in the growth of our business. You should compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP financial measures on a supplemental basis.
EBITDA represents net income (loss) before income tax expense, total interest expense (secured and unsecured) and depreciation expense. Adjusted EBITDA represents EBITDA plus store closing costs, non-cash compensation expense, Nevada sales tax liability, restricted stock compensation expense, IPO expense, gain on extinguishment of debt, CFPB Expense, and Transaction Costs.
In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does reflect:

•	cash expenditures for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital requirements;

•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	the cost or cash required to replace assets that are being depreciated or amortized; and

•	the impact on our reported results of earnings or charges resulting from items accounted for in the GAAP measure from which EBITDA and Adjusted EBITDA is derived.
The following table presents data relating to EBITDA and Adjusted EBITDA, which are non-GAAP measures, for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
	(Unaudited) ($ in thousands)
Net income	$59,353	$88,138	$70,682
Plus EBITDA adjustments:
Income tax expense	1,194	1,221	404
Total interest expense	73,092	73,050	98,102
Depreciation expense	20,150	16,075	13,751
EBITDA	$153,789	$178,484	$182,939
Store closing costs (1)	724	(101)	1,184
Non-cash compensation expense (2)	—	—	1,125
Restricted stock compensation expense (3)	1,546	2,789	3,874
Sales Tax Refund Adjustment (4)	(3,008)	(1,530)	4,831
IPO expense (5)	—	—	528
Loss on extinguishment of debt (6)	—	—	3,418
CFPB Expenses (7)	$3,090	$—	$—
Terminated Sale Transaction Costs (8)	$3,942	$—	$—
Adjusted EBITDA	$160,083	$179,642	$197,899

(1)
Store closing costs represent costs to close stores in 2008 and 2009 related to downsizing (and do not include dealerships closed in the normal course of business). Typically, expense relates to rent paid on continued lease obligations and fees associated with required storage of original dealerships records. Additionally, 2012 included the loss on disposal of fixed assets for a closed dealership and a lease liability for a closed reconditioning facility. Credits in store closing costs are the result of negotiating lease terminations more favorable than amounts accrued.

(2)	Non-cash compensation expense related to an agreement directly between Mr. Garcia and Mr. Fidel (not between the Company and Mr. Fidel), which expired in June 2010.

(3)
In December 2010, our chief executive officer, entered into a Restricted Stock Agreement with DTAG and DTAC pursuant to which we awarded a specified number of shares of restricted stock to Mr. Fidel. Such shares will become vested over a three-year period based on the achievement by the Company of certain income before income tax targets. See “Item 11—Executive Compensation— Compensation Discussion and Analysis—Chief Executive Officer Restricted Stock Grant.”

(4)	Represents non-cash adjustments to sales tax refunds related to loans charged-off in prior periods.

(5)	IPO expense represents costs incurred related to our withdrawn initial public offering in 2010.

(6)	Loss on extinguishment of debt is a result of repurchasing outstanding indebtedness.

(7)	Represents initial direct costs incurred in responding to the CFPB's request for information.

(8)	Represents directs costs incurred in conjunction with the terminated sale of the Company in 2012.

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
Our financial instruments consist primarily of fixed rate finance receivables and fixed and variable rate notes payable. Our finance receivables are classified as subprime loans and generally bear interest ranging from 3.6% to 29.9% or the maximum interest rate allowed in states that impose interest rate limits. At December 31, 2012, the remaining scheduled maturities on our finance receivables ranged from one to 75 months, with a weighted average remaining maturity of 45.4 months. The interest rates we charge our customers on finance receivables have not changed significantly as a result of fluctuations in market interest rates. We may increase the interest rates we charge in the future if market interest rates rise. The affordability of our customers’ payments is an important component of the structure of our transactions. Because of these affordability concerns for our customers and interest rate limits imposed by some states, we may not pass on the entire portion of future rate increases to our customers.
Approximately $900 million of our total debt of $1.4 billion at December 31, 2012, consists of fixed-rate collateralized asset-backed securities issued under our securitization program, a term residual financing, Senior Notes payable, and other notes with a fixed interest rate. Our securitization program has allowed us to mitigate our interest rate risk by periodically replacing variable rate borrowings under our portfolio warehouse facilities with fixed rate borrowings during the year.
The table below illustrates the impact that hypothetical changes in interest rates could have on our interest expense for the years ended December 31, 2012 and 2011. We compute the impact on interest expense for the period by first computing the baseline interest expense on our debt with interest rate risk, which includes the variable rate revolving credit lines and the variable rate notes payable. We then determine interest expense based on each of the interest rate changes listed below and compare the results to the baseline interest expense. The table does not give effect to our fixed rate receivables and borrowings.

	Increase (Decrease) in Interest Expense
	Year Ended December 31, 2012	Year Ended December 31, 2011
	($ in thousands)
Change in Rates
+200 basis points	$3,884	$4,949
+100 basis points	$1,942	$2,475
-100 basis points	$(1,942)	$(2,475)
-200 basis points	$(3,884)	$(4,949)
In computing the effect of hypothetical changes in interest expense, we have assumed that:

•	interest rates used for the baseline and hypothetical net interest expense amounts are on a monthly basis and in effect for the entire month;

•	interest for the period is calculated on monthly average debt balances during the applicable periods; and

•	there is no change in average balance outstanding as a result of the interest rate changes.
Our sensitivity to interest rate changes could be significantly different if actual experience differs from the assumptions used to compute the estimates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
DriveTime Automotive Group, Inc.
We have audited the accompanying consolidated balance sheets of DriveTime Automotive Group, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DriveTime Automotive Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Phoenix, Arizona
March 28, 2013

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
	($ in thousands)
ASSETS
Cash and Cash Equivalents	$26,480	$25,930
Restricted Cash and Investments Held in Trust	107,072	99,716
Finance Receivables	1,634,622	1,495,340
Allowance for Credit Losses	(252,590)	(221,533)
Finance Receivables, net	1,382,032	1,273,807
Dealer Finance Receivables	40,956	24
Inventory	270,733	212,330
Property and Equipment, net	94,397	90,669
Other Assets	67,447	64,353
Total Assets	$1,989,117	$1,766,829
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$17,346	$9,759
Accrued Expenses and Other Liabilities	81,121	77,043
Accrued Expenses-Related Party	818	798
Portfolio Term Financings	1,049,478	782,634
Portfolio Warehouse Facilities	57,200	141,392
Senior Secured Notes Payable	193,320	198,058
Senior Secured Notes Payable-Related Party	5,000	—
Other Secured Notes Payable	117,281	99,296
Total Liabilities	1,521,564	1,308,980
Shareholders’ Equity-DTAG:
Common Stock	—	—
Paid-in Capital	147,117	146,336
Retained Earnings	8,931	2,528
Total Shareholders’ Equity-DTAG	156,048	148,864
Non-Controlling Interest-DTAC (1)	311,505	308,985
Total Equity	467,553	457,849
Total Liabilities & Shareholders’ Equity	$1,989,117	$1,766,829

(1)    Refer to Note 18 for Consolidating Financial Information and discussion regarding non-controlling interest.
See accompanying notes to Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011	2010
	($ in thousands)
Revenue:
Sales of Used Vehicles	$920,507	$838,242	$760,767
Interest Income	299,382	283,065	264,974
Dealer Finance and Other Income	2,977	—	—
Total Revenue	1,222,866	1,121,307	1,025,741
Costs and Expenses:
Cost of Used Vehicles Sold	607,932	544,504	481,210
Provision for Credit Losses	253,603	207,198	175,900
Portfolio Debt Interest Expense	41,978	43,475	68,314
Non-Portfolio Debt Interest Expense	4,644	3,034	4,581
Non-Portfolio Debt Interest Expense—Related party	—	—	10,176
Senior Secured Debt Interest Expense	26,209	23,861	11,878
Senior Secured Debt Interest Expense—Related party	261	2,680	3,153
Selling and Marketing	28,139	22,790	16,783
General and Administrative	168,530	157,330	150,373
General and Administrative—Related party	10,873	11,001	15,118
Depreciation Expense	20,150	16,075	13,751
Loss on Extinguishment of Debt	—	—	3,418
Total Costs and Expenses	1,162,319	1,031,948	954,655
Income Before Income Taxes	60,547	89,359	71,086
Income Tax Expense	1,194	1,221	404
Net Income	$59,353	$88,138	$70,682
Net Loss Attributable to Non-Controlling Interest-DTAC (1)	(178,318)	(128,765)	(150,310)
Net Income Attributable to DTAG	237,671	216,903	220,992
Net Income	$59,353	$88,138	$70,682

(1)    Refer to Note 18 for Consolidating Financial Information and discussion regarding non-controlling interest.

See accompanying notes to Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	DriveTime Automotive Group, Inc.				Total Consolidated Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Non-Controlling Interest-DTAC (1)
	($ in thousands)
Balances, December 31, 2009	$—	$124,098	$(19,969)	$189,016	$293,145
Net Income (Loss) for the Year	—	—	220,992	(150,310)	70,682
Exchange of Other Secured Notes Payable-Related Party to Equity	—	—	—	60,088	60,088
Exchange of Subordinated Notes Payable-Related Party to Equity	—	20,000	—	20,000	40,000
Non-Cash Compensation Expense-Related Party	—	562	—	563	1,125
Intercompany Transfers of Loans	$—	$—	$(191,806)	$191,806	$—
Dividends-Related Party	—	—	(11,600)	(34,710)	(46,310)
Other Equity Transactions	—	282	—	(245)	37
Balances, December 31, 2010	—	144,942	(2,383)	276,208	418,767
Net Income (Loss) for the Year	—	—	216,903	(128,765)	88,138
Non-Cash Stock Compensation Expense-Related Party	—	1,394	—	1,395	2,789
Dividends-Related Party	—	—	—	(51,845)	(51,845)
Intercompany Transfers of Loans	—	—	(211,992)	211,992	—
Balances, December 31, 2011	$—	$146,336	$2,528	$308,985	$457,849
Net Income (Loss) for the Year	—	—	237,671	(178,318)	59,353
Non-Cash Stock Compensation Expense-Related Party	—	781	—	765	1,546
Dividends-Related Party	—	—		(51,195)	(51,195)
Intercompany Transfers of Loans	—	—	(231,268)	231,268	—
Balances, December 31, 2012	$—	$147,117	$8,931	$311,505	$467,553

(1)    Refer to Note 18 for Consolidating Financial Information and discussion regarding non-controlling interest.

See accompanying notes to Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	($ in thousands)
Cash Flows from Operating Activities:
Net Income	$59,353	$88,138	$70,682
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Provision for Credit Losses	253,603	207,198	175,900
Depreciation Expense	20,150	16,075	13,751
Amortization of Debt Issuance Costs and Debt Premium and Discount	8,163	11,880	17,610
Non-Cash Compensation Expense	1,546	2,789	1,125
Loss (Gain) from Disposal of Property and Equipment	(153)	81	206
Originations of Finance Receivables	(917,093)	(829,164)	(747,329)
Collections and Recoveries on Finance Receivable Principal Balances	559,517	549,888	492,294
(Increase) Decrease in Accrued Interest Receivable and Loan Origination Costs	(4,252)	(1,011)	726
(Increase) in Inventory	(58,403)	(66,286)	(30,704)
(Increase) in Other Assets	(3,903)	(12,282)	(12,029)
Increase in Accounts Payable, Accrued Expenses and Other Liabilities	11,574	9,059	25,679
Increase (Decrease) in Accrued Expenses-Related Party	20	(1,561)	(1,974)
Net Cash (Used in) Provided By Operating Activities	(69,878)	(25,196)	5,937
Cash Flows from Investing Activities:
Originations of Dealer Finance Receivables	(45,438)	—	—
Collections and Recoveries of Dealer Finance Receivables	4,506	—	—
Proceeds from Disposal of Property and Equipment	1,932	519	423
Purchase of Property and Equipment	(25,567)	(44,792)	(20,881)
Net Cash (Used in) Investing Activities	(64,567)	(44,273)	(20,458)
Cash Flows from Financing Activities:
Increase (Decrease) in Restricted Cash	15,421	18,193	(28,982)
Deposits into Investments Held in Trust	(15,864)	(13,199)	(4,500)
Change in Investments Held in Trust and Collection Account Cash	(6,913)	(22,819)	35,655
Additions to Portfolio Term Financings	857,246	707,947	387,304
Repayments of Portfolio Term Financings	(590,151)	(339,110)	(768,850)
Additions to Portfolio Warehouse Facilities	827,300	970,600	940,150
Repayments of Portfolio Warehouse Facilities	(911,492)	(1,232,215)	(614,649)
Additions to Senior Secured Notes Payable	—	—	161,109
Additions to Other Secured Notes Payable	83,968	44,500	2,776
Repayments of Other Secured Notes Payable	(65,982)	(542)	(22,715)
Repayments of Senior Unsecured Notes Payable	—	—	(1,500)
Payment of Debt Issuance Costs	(7,343)	(9,788)	(22,816)
Dividend Distributions	(51,195)	(51,845)	(46,310)
Net Cash Provided by Financing Activities	134,995	71,722	16,672
Net Increase in Cash and Cash Equivalents	550	2,253	2,151
Cash and Cash Equivalents at Beginning of Period	25,930	23,677	21,526
Cash and Cash Equivalents at End of Period	$26,480	$25,930	$23,677

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - (Continued)

	Years Ended December 31,
	2012	2011	2010
	($ in thousands)
Supplemental Statement of Cash Flow Information:
Interest Paid	$72,872	$70,648	$83,694
Interest Paid-Related Party	$261	$2,680	$15,024
Income Taxes Paid	$1,506	$1,078	$1,184
Supplemental Statement of Non-Cash Investing and Financing Activities:
Purchase of Property and Equipment Under Capital Lease	$91	$922	$3,755
Disposal of Fully Depreciated Property & Equipment	$1,746	$1,855	$4,504
Exchange of Other Secured Notes Payable to Equity—Related Party	$—	$—	$60,088
Exchange of Subordinated Notes Payable to Equity—Related Party	$—	$—	$40,000
Exchange of Other Secured Notes Payable-Related Party to Senior Secured Notes Payable	$—	$—	$2,000
Exchange of Subordinated Notes Payable-Related Party to Senior Secured Notes Payable	$—	$—	$35,000
Loss on Extinguishment of Debt	$—	$—	$(3,418)

See accompanying notes to Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1) Description of Business, Ownership, Basis of Presentation, and Principles of Consolidation
Description of Business
DriveTime Automotive Group, Inc. (“DTAG”) (referred to herein as “we,” “our,” “the Company,” and “us”), through its subsidiaries, owns and operates used automobile dealerships in the United States focusing on the sale and financing of used vehicles to the subprime credit market. The subprime credit market is comprised of customers with modest incomes who have experienced credit difficulties, have very limited credit histories, and/or do not have access to obtain their own source of financing from third-party finance companies. Therefore, we provide financing for substantially all of the vehicles we sell. Since many of our customers may be unable to obtain financing to purchase a vehicle from another company, financing is an essential component of the services that we provide our customers. We fund this portfolio primarily through portfolio warehouse facilities, securitizations, and other portfolio term financings.
In December 2011, as a supplement to our core operations, we launched a new indirect lending business segment, GO Financial ("GO"). GO provides indirect auto financing to third-party automobile dealerships collateralized by pools of subprime auto loans and is a separate operating segment.
Ownership
DTAG and DTAC are sister companies, generally with DTAG directing our retail vehicle sales operations and DTAC directing our financing and collections operations. As of December 31, 2012 and 2011, the shareholders of DTAG and DTAC were Ernest C. Garcia II (Chairman) and the Garcia Family Trusts (collectively, herein also referred to as “Principal Shareholder” or “Mr. Garcia”) owning 100.0 shares, or 98.3% of each of DTAG and DTAC, and Raymond C. Fidel (President and CEO) owning 1.8 shares or 1.7% of each of DTAG and DTAC.
Basis of Presentation
We have determined that DTAC is a variable interest entity (“VIE”) and DTAG is the primary beneficiary of DTAC. Therefore, the accounts of DTAG and DTAC are consolidated and intercompany transactions between DTAG and DTAC are eliminated in consolidation. We determined DTAG is the primary beneficiary of DTAC because DTAG has both (1) the power to direct the activities of DTAC that most significantly impact DTAC’s economic performance and (2) a potentially significant variable interest that carries with it the obligation to absorb the losses or the right to receive benefits of DTAC. DTAG has the power to direct the activities of DTAC because it originates and sells 100% of the loans DTAC is required to purchase, sets underwriting standards and origination terms, sets servicing and collection policies administered by DTAC, as well as the fact that DTAC was created and designed by DTAG to obtain third party financing for DTAG’s originations. DTAG also has potentially significant variable interests in the form of debt capital provided to DTAC through various debt issuances, guarantees of DTAC’s debt, as well as operational liabilities owed to DTAG, all of which carry the obligation to absorb losses or receive benefits of DTAC. Creditors of DTAC generally do not have recourse to the general credit of DTAG, except that the special purpose entity ("SPE") related to our term residual facility entered into a demand note with DTAC. The demand note is guaranteed by DTAG. (See Note 8—Debt Obligations for further information.)
Total assets of DTAC consolidated into DTAG are comprised primarily of net finance receivables, cash and cash equivalents, restricted cash, investments held in trust, and deferred financing costs. Total liabilities consolidated into DTAG are comprised primarily of portfolio warehouse, portfolio term, and senior secured debt. Total revenue of DTAC consolidated into DTAG is comprised of interest and dealer finance income. DTAC expenses are comprised of provision for credit losses, interest expense and general and administrative expenses.
Also included in the consolidated financial statements are SPEs of DTAC, which are all bankruptcy remote entities formed in conjunction with our securitizations, warehouse facilities, residual facility, real estate financing, and bank term financing transactions. We have determined that these SPEs' are VIE's and DTAC is the primary beneficiary. Therefore, all intercompany accounts and transactions have been eliminated in consolidation for all periods presented. We determined DTAC is the primary beneficiary of these SPEs because DTAC has both (1) the power to direct the activities of the SPEs that most significantly impact the SPEs' economic performance and (2) a potentially significant variable interest that carries with it the obligation to absorb the losses or the right to receive benefits of DTAC. DTAC has the power to direct the activities of these SPEs because it services the loans in each of the securitizations, warehouse facilities and other lending arrangements. DTAC also has potentially significant variable interests in the form of holding the residual certificates for securitizations and rights to residual cash flows of the warehouse facilities. Creditors of the SPEs generally do not have recourse to the general credit of DTAC, except through servicing performance guarantees.

For more information regarding DTAC's financial position and results of operations and the SPEs' financial position and results of operations consolidated into DTAG and DTAC, respectively, see Note—18 Supplemental Consolidating Financial Information.
The consolidated balance sheets have been adjusted to reflect Mr. Garcia's basis in the Company through the application of push-down accounting, as it relates to his acquisition of the Company in March 2002 when he acquired our predecessor, Ugly Duckling Corporation. Although not material, certain prior period amounts have been reclassified to be consistent with the current period financial statement presentation.
(2) Significant Accounting Policies
The following accounting policies pertain to DriveTime's core operations. Accounting policies specific to GO Financial are specifically noted within each section if they vary from DriveTime's policies.
Cash & Cash Equivalents
We consider all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Periodically we maintain cash in excess of the amounts insured by the federal government.
Finance Receivables - DriveTime
Finance receivables consist of the aggregate principal balances of all auto loans in our active portfolio, which are collateralized by used vehicles sold, plus accrued interest receivable and direct loan origination costs. Finance receivables are comprised of loans related to used vehicles sold by us, all of which are simple interest loans which may be prepaid without penalty. We do not place loans on nonaccrual status, nor do we classify loans as impaired, since accounts are charged-off when the loans are contractually past due, at 91 days (or later, if the customer makes a qualifying payment in accordance with the terms of our charge-off policy).
Dealer Finance Receivables - GO Financial
Dealer finance receivables consist of the aggregate carrying value of amounts advanced to dealers ("dealer advances") participating in our indirect lending program through DTAC's subsidiary, GO Financial, plus direct loan origination costs. We account for dealer finance receivables in a manner consistent with loans acquired with deteriorated credit quality, using the effective interest method. Third party independent dealerships build discrete pools of loans and dealer advances are repaid by the dealerships, on a pool level, based on cash flows collected by GO from the pool of underlying customer loans. Each dealer pool is treated as a discrete unit of account, both during the open phase and during the closed phase for purposes of recognizing revenue and evaluating impairment. Dealer finance receivables are evaluated for impairment subsequent to pool closure and at the end of each quarterly accounting period. A decrease in expected cash flow, deriving a decrease in pool yield, results in pool impairment, which is recorded as a charge to provision for GO credit losses and a credit to allowance for GO credit losses. Subsequent improvement in expected cash flows, deriving an increase to pool yield, is treated first as a recovery of previously recorded allowance.
Charge-off Policy
For DriveTime receivables (excluding GO), the accrual of interest is discontinued and any accrued but unpaid interest is reversed and written-off along with any unamortized loan origination costs when the loans are charged-off. Accounts which have been charged-off have been removed from finance receivables. Net charge-offs consist of finance receivable principal balances charged-off, net of any amounts received from vehicles recovered and sold at auction, sales tax refunds, where applicable, and any subsequent collections on the charged-off accounts, as well as an estimate of recoveries on loans previously charged-off (recovery receivables).
Prior to December 2011, loans were charged-off at 91 days contractually past due. In December 2011, we made a modification to our charge-off policy, which was treated as a change in accounting estimate. Under our new charge-off policy, we charge-off the entire principal balance of receivables that are contractually 91 or more days past due at the end of a month, unless the customer has made a qualifying minimum payment within the previous 30 days from month-end, in which case the customer loan would not charge-off until 121 days contractually past due. This change was made as a result of a change in delinquency patterns, partially resulting from a fully centralized collections environment, and an analysis which indicated that loans which have made a qualifying payment within 30 days, are collectible, and therefore, should not be charged-off.
If this change was not executed, for the year-ended December 31, 2011, net charge-offs would have been $2.6 million higher than reported, provision for credit losses would have been $2.0 million higher than reported, interest income would have been $0.1 million lower than reported, and net income would have been $2.1 million lower than reported.

Underlying customer accounts in the GO program follow the same charge-off policy as DriveTime, except that upon charge-off, the loans are not removed from the dealer pool. However, expected cash flow of the pool is affected, thereby affecting effective yield and carrying value of the GO dealer finance receivables.
Allowance for Credit Losses
DriveTime maintains an allowance for credit losses on an aggregated basis. We accrue for estimated losses when it is probable that the amount will not be fully collectible and the amount of the loss can be reasonably estimated. The evaluation of the adequacy of the allowance for credit losses considers such factors as performance of the loan portfolio by month of origination (“static pool analysis”), the portfolio credit grade mix, our historical credit losses, the overall portfolio quality, delinquency status, the value of the underlying collateral, current economic conditions that may affect the borrowers’ ability to pay, and the overall effectiveness of collection efforts. This estimate of existing probable and estimable losses is primarily based on static pool analyses prepared for various segments of the portfolio utilizing historic loss experience, adjusted for the estimated impact of current economic factors. In management’s judgment, the allowance is maintained at a level that is adequate to provide for the estimate of probable credit losses inherent in our finance receivable portfolio. Charge-offs are recorded as a reduction to the allowance for credit losses at the time of charge-off. An estimate of recovery proceeds is recorded as an other asset, see (“Recovery Receivables” below,) until such time as the vehicle or other recovery proceeds are received. For previously charged-off accounts that are subsequently recovered, or portions thereof, the amount of such recovery is credited to the allowance for credit losses. On a quarterly basis management reviews the allowance for credit losses for reasonableness and adequacy. Adjustments to the allowance for credit losses as a result of our allowance analyses are recorded through the provision for credit losses.
See "Revenue Recognition - GO Financial" for a description of allowance for credit losses on GO dealer finance receivables.
Recovery Receivables
Recovery receivables represent estimated recoveries to be received on charged-off finance receivables, including proceeds from selling repossessed vehicles at auction, along with insurance, bankruptcy and deficiency collections. The recovery amount from selling repossessed vehicles at auction is a forecast of vehicles to be recovered from loans previously charged-off and vehicles currently in our possession. We estimate the number of units we will recover and the value that we will receive for these vehicles at auction. Our forecast utilizes historical data with respect to recovery rates, values, and time from charge-off to repossession. Changes in recovery receivables are treated as increases or decreases to net charge-offs and ultimately the allowance for credit losses. At December 31, 2012 and 2011, recovery receivables amounted to $37.0 million and $34.5 million, respectively, and are included as a component of other assets on the accompanying consolidated balance sheets.
Inventory
Inventory consists of used vehicles held-for-sale, or currently undergoing reconditioning, and is stated at the lower of cost or market value. Vehicle inventory cost is determined by specific identification. Direct and indirect vehicle reconditioning costs including parts and labor, overhead, costs to transport the vehicles to our reconditioning centers and dealership locations, and other incremental costs are capitalized as a component of inventory cost.
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
Deferred Financing Costs

Costs relating to obtaining debt financing and capital leases are capitalized and amortized over the term of the related debt using the effective interest method. Unamortized deferred financing costs at December 31, 2012 and 2011 were $15.0 million and $15.8 million, respectively, and are included as a component of other assets on the accompanying consolidated balance sheets. Amortization of deferred financing costs is recorded as component of interest expense, and was $8.2 million, $11.9 million and $17.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Limited Warranty
A liability for the estimated cost of vehicle repairs under our warranty program is established at the time a used vehicle is sold by charging costs of used vehicles sold. The liability is evaluated for adequacy through an analysis based on the program’s historical performance of cost incurred per unit sold, and management’s estimate of frequency of vehicles to be repaired and severity of claims based on vehicles currently under warranty, which are based on the program’s historical performance and our expectation of future usage.
Revenue Recognition - DriveTime
Revenue from the sale of used vehicles is recognized upon delivery, when the sales contract is signed and the agreed-upon down payment or purchase price has been received. Sales of used vehicles include revenue from the sale of used vehicles, net of a reserve for returns and excludes sales tax. The reserve for returns is estimated using historical experience and trends. Our reserve for returns at December 31, 2012 and 2011 was $5.3 million and $1.5 million, respectively. Revenue is recognized at time of sale since persuasive evidence of an arrangement in the form of an installment sales contract exists, we have delivered the vehicle to the customer, transferred title, the sales have a fixed and determinable price, and collectability is reasonably assured.
Interest income consists of interest earned on finance receivables, net of amortization of loan origination costs, plus late payment fees and interest earned on investments held in trust. Interest income is recognized on the accrual basis, when earned, based on a simple interest method. Finance Receivables continue to accrue interest until repayment or charge-off. Customer loans may be prepaid without penalty. Direct loan origination costs related to loans originated at our dealerships are deferred and charged against interest income over the life of the related loans using the effective interest method.

Revenue Recognition - GO Financial
We recognize revenue for dealer finance receivables (Dealer Finance Income) under the effective interest method, by applying a loss adjusted forecast of cash flows for each dealer pool, such that revenue is recognized on a level-yield basis. Open pools establish an effective yield at either their first fiscal quarter, or upon maturation of the pool. The effective yield established is held constant for an open pool until pool closure, unless circumstances warrant a yield adjustment or impairment assessment prior to pool closure. For each accounting period subsequent to pool closure, expected cash flows are re-estimated. Deterioration in expected cash flows, both in the open and closed pool stage, is reflected as a provision for loan loss and corresponding allowance for credit losses, at the pool level. Any subsequent improvement in expected cash flows of the impaired pool(s) will first reverse any previous allowance for credit loss and be prospectively reflected as an increase in the pool yield. For closed pools, if the re-estimation of expected cash flows results in a higher effective yield, an increase in the pool yield is reflected prospectively.
Cost of Used Vehicles Sold
Cost of used vehicles sold includes the cost to acquire vehicles, standard production costs, and the reconditioning and transportation costs associated with preparing the vehicles for resale. Direct and indirect vehicle reconditioning costs, including parts and labor, overhead, costs to transport the vehicles to our dealership locations, warranty costs, and other incremental costs which are allocated to inventory via standard costing, are included in cost of used vehicles sold. The cost of used vehicles sold is determined on a specific identification basis.
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
Warehouse facilities. We utilize portfolio warehouse facilities in order to fund our finance receivable originations. Loans originated are pledged to the warehouse lenders to create borrowing base. The pledge of collateral is accomplished through a sale from DTAC to the bankruptcy-remote entity (an SPE) formed for each warehouse facility. Although these sales are treated as true-sales for legal purposes, we have determined these SPEs to be VIEs, for which DTAC is the primary beneficiary, therefore, DTAC consolidates the VIEs and finance receivables pledged to the SPEs and the associated debt of the warehouse facilities are consolidated into our financial statements.
Other Portfolio Term Financings. As with our traditional securitization program, under our bank term financings, we pooled loans originated at our dealerships and sold them to either (i) a special purpose entity which transfers the loans to a separate trust which, in turn, issues a note collateralized by the loans; or (ii) we sold the pooled loans, in a secured financing transaction, directly to a third-party financial institution to yield a specified return with the right to repurchase these loans at a specified date. We retained all servicing. Both types of transactions are accounted for as secured financings, either due to our right to repurchase the loans sold at a specified date or due to certain restrictions placed on the trusts. Therefore, the loans included in these transactions remain in finance receivables and the debt is reflected as a component of portfolio term financings on the consolidated balance sheets.
Provision for Credit Losses
Provision for credit losses is the charge recorded to operations in order to maintain an allowance for credit losses adequate to cover losses inherent in the DriveTime and Go Financial portfolios.
Advertising
All costs related to advertising and marketing are expensed in the period incurred. Advertising costs related to production are capitalized, and expensed once the media is aired. We had no capitalized advertising costs as of December 31, 2012 and $0.8 million as of 2011. Total advertising costs for the years ended December 31, 2012, 2011, and 2010 were $28.0 million, $22.3 million, and $16.5 million, respectively.
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
Impairment of Long-Lived Assets
We own some of our used vehicle sales facilities, a reconditioning facility, and an operations call center building. These long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed would be reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. At December 31, 2012 and 2011, there were no indications of impairment pertaining to these assets.
Business Segments
Business segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. With the introduction of the indirect lending line of business through our wholly-owned subsidiary, GO Financial, we have determined that we have two reportable business segments, one for our DriveTime operations, and one for GO Financial. The DriveTime segment is a vertically integrated platform which enables us to both sell and finance used vehicles to customers with subprime credit. We finance substantially all of the vehicles sold at our DriveTime dealerships in a single sales/finance transaction and decisions regarding allocation of resources and assessing operating performance are reviewed by the CFO and CEO of DriveTime (chief operating decision maker function). Our GO Financial segment provides subprime auto financing to third-party automobile dealerships. The third-party automobile dealerships originate retail installment sales contracts to finance purchases of vehicles by their customers who have modest incomes and who have experienced credit difficulties or have a limited credit history (subprime customers). Operating metrics, financial performance, and bonus levels for management and employees for GO are assessed by the President of GO who serves as the chief operating decision maker for GO. See Note 20—Segment Information for additional information regarding our business segments.
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
Reclassifications
Certain prior period amounts have been reclassified to be consistent with current period financial statement presentation. For the year ended December 31, 2010, we reclassified a total of $15.0 million from selling and marketing to general and administrative expense.
(3) Restricted Cash and Investments Held in Trust
We maintain various cash accounts, which are pledged as collateral under our debt agreements. We are permitted to invest funds in these accounts in short-term, high quality liquid investments. The following is a summary of restricted cash and investments held in trust:

	December 31, 2012	December 31, 2011
	($ in thousands)
Restricted Cash	$22,496	$37,917
Investments Held in Trust	84,576	61,799
	$107,072	$99,716
Restricted Cash
Restricted cash consists of cash collections related to loans held in securitization trusts, pledged to our portfolio warehouse facilities, and included in bank term financings, which have been collected from customers, but have not yet been submitted either to the lenders or the securitization trustee, as appropriate.
Investments Held in Trust
We maintain cash reserve accounts on behalf of Asset-Backed Security investors in our securitizations and certain bank term financings as a form of credit enhancement. At the time loans are transferred to a trust, a portion of the proceeds from sales of notes are deposited into a reserve account that is pledged to the trusts. We may be required to make additional deposits to reserve accounts from collections on the loans to fund the reserve account to the required target percentage. Balances in the reserve accounts totaled $33.6 million and $20.0 million at December 31, 2012 and 2011, respectively. Investments held in trust also include collections related to loans held in securitization trusts and loans included in bank term financing transactions, which have been collected from customers, and submitted to the trustee, but have not yet been paid to the lenders, as appropriate.
(4) Finance Receivables
The following summarizes the components of finance receivables:

	December 31,
	2012	2011
	($ in thousands)
Principal Balances	$1,601,710	$1,466,680
Accrued Interest	16,414	12,971
Loan Origination Costs	16,498	15,689
Finance Receivables	$1,634,622	$1,495,340
Our finance receivables are defined as one segment and class of loan, which is the sub-prime consumer auto loan. Therefore, the disaggregation of information into portfolio segment and classes for assets with different risk characteristics is limited, and the level of risks inherent in our financing receivables are managed as one homogeneous pool and further segmented with our proprietary credit scoring system as described below —Credit Quality Indicators. We have chosen our internal customer credit scoring model as our key credit quality indicator because it has a direct and prominent impact in managing our portfolio receivables and monitoring its performance.
Finance receivables pledged as collateral associated with liabilities in our warehouse facilities, asset backed securitizations, and bank term financings, are provided in Note 8—Debt Obligations. We do not place loans on nonaccrual status, nor do we classify loans as impaired, since accounts are charged-off when the loan becomes contractually past due under our charge-off policy. We do not have loans that meet the definition of troubled debt restructurings.
Credit quality information for our finance receivables portfolio is provided as of the dates indicated below:
Age Analysis of Past Due Finance Receivables

	December 31,
Days Delinquent:	2012		2011
	($ in thousands)
	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal
Current	49.1%	$786,765	66.8%	$979,155
01-30 Days	33.0%	528,300	22.0%	322,670
31-60 Days	10.0%	161,157	7.1%	104,574
61-90 Days	5.1%	81,378	3.8%	55,881
91-120 Days	2.8%	44,110	0.3%	4,400
Total Past Due	50.9%	$814,945	33.2%	$487,525
Total Finance Receivables	100.0%	$1,601,710	100.0%	$1,466,680

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
Credit Quality Indicators

We monitor our portfolio performance and the credit grade mix of originations. Our proprietary credit grading system segments our customers into eight credit grades. We control the grade mix of originations through the finance terms provided to our customers, which are established centrally by our risk management team, and applied consistently throughout our dealership network. Our loans have an average original term of approximately 57 months and an average life of 31 months, due to charge-offs and pay-offs. The average life of our loans enables us to closely monitor credit trends and make appropriate adjustments to both the grade mix and pricing of our originations.
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
Prior to each sale, we require our customers to complete a credit application. Upon entering the customer information into our origination system, our proprietary credit scoring system determines the customer’s credit grade, which is used by the dealership to help select vehicles that fit the required finance terms and the customer’s needs. The customer’s credit grade and type of vehicle determine the term, maximum installment payment, and minimum down payment amounts. The annual percentage rate (APR) charged is a function of the customer’s credit grade, down payment, and model year of the vehicle. Our centralized risk management and pricing departments set these terms. The static-pool tracking of portfolio loss performance is also monitored by credit grade. Our scoring model is comprised of eight credit grades ranging from A+ to D-, with A+ being the lowest risk credit grade and a D- being the highest risk credit grade. Generally, the lower the risk grade, the lower the unit loss rate.
Concentration of Credit Risk
At December 31, 2012, a summary of our portfolio by our internally assigned credit risk ratings was as follows:

Grade	Average FICO Score (1)	Percentage of Portfolio Contracts	Total Contracts	Percentage of Portfolio Principal	Total Portfolio Principal
					($ in thousands)
A+	556	10.4%	14,660	10.6%	$169,023
A	539	18.5%	25,998	18.8%	301,173
B	517	37.3%	52,476	38.2%	612,084
C	503	28.4%	40,066	27.8%	445,497
C-	488	3.9%	5,447	3.3%	53,512
D+/D/D-	478	1.5%	2,101	1.3%	20,421
		100.0%	140,748	100.0%	$1,601,710

At December 31, 2011, a summary of our portfolio by our internally assigned credit risk ratings was as follows:

Grade	Average FICO Score (1)	Percentage of Portfolio Contracts	Total Contracts	Percentage of Portfolio Principal	Total Portfolio Principal
					($ in thousands)
A+	557	10.4%	14,270	10.7%	$156,935
A	538	18.2%	24,954	18.7%	274,269
B	516	36.8%	50,582	38.3%	561,738
C	500	28.2%	38,756	27.1%	397,470
C-	486	4.7%	6,400	3.8%	55,734
D+/D/D-	475	1.7%	2,331	1.4%	20,534
		100.0%	137,293	100.0%	$1,466,680

(1)
Average FICO score is provided as an external metric of credit quality, but is generally not utilized to determine internal credit grade. Our internal scoring model is the primary driver of our internal credit grade. Average FICO presented excludes originations with no FICO.

Our portfolio concentration by state was as follows:

December 31, 2012
State	Percent of Portfolio	Loan Principal
		($ in thousands)
Texas	23.0%	$369,021
Florida	15.4%	247,281
North Carolina	9.9%	157,670
Georgia	7.6%	122,027
Arizona	6.8%	108,792
Virginia	6.7%	106,749
Tennessee	4.6%	72,967
California	4.4%	71,005
Nevada	4.0%	63,346
South Carolina	3.6%	58,163
New Mexico	3.0%	48,421
Alabama	2.8%	44,787
Oklahoma	2.3%	36,109
Colorado	2.2%	35,268
Indiana	1.3%	21,603
Ohio	1.1%	17,417
Mississippi	1.0%	15,847
Arkansas	0.2%	3,218
Missouri	0.1%	2,019
	100.0%	$1,601,710

December 31, 2011
State	Percent of Portfolio	Loan Principal
		($ in thousands)
Texas	23.9%	$351,210
Florida	16.6%	243,024
North Carolina	10.3%	150,920
Arizona	7.6%	112,097
Virginia	7.3%	106,715
Georgia	7.3%	106,415
California	4.9%	72,137
Nevada	4.6%	67,631
Tennessee	3.9%	56,925
New Mexico	3.6%	53,484
Colorado	2.8%	40,558
South Carolina	2.6%	37,987
Oklahoma	1.9%	28,229
Alabama	1.7%	25,455
Indiana	0.5%	6,843
Mississippi	0.4%	5,844
Ohio	0.1%	1,206
Arkansas	—%	—
Missouri	—%	—
	100.0%	$1,466,680
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
The static pool loss curves by grade are adjusted for actual performance to date and historical seasonality patterns. The forecasted periodic loss rates, which drive the forecast for estimated gross losses (before recoveries) are calculated by factoring amortization speed and origination terms. Recoveries are estimated using historical unit and dollar static pool recovery activity to forecast recoveries for estimated charge-offs at the balance sheet date. The forecasted recovery rates (on a per unit basis) are based on the historical unit recovery trend by recovery type as adjusted for estimated impacts of economic and market conditions.
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
The following table sets forth the rollforward of the allowance for credit losses for the periods indicated:

	Years Ended December 31,
	2012	2011
	($ in thousands)
Allowance Activity:
Balance, beginning of period	$221,533	$208,000
Provision for credit losses	253,603	207,198
Net charge-offs	(222,546)	(193,665)
Balance, end of period	$252,590	$221,533
Allowance as a percent of ending principal	15.7%	15.1%
Charge-off Activity:
Principal balances	$(372,493)	$(338,357)
Recoveries, net	149,947	144,692
Net charge-offs	$(222,546)	$(193,665)
(5) Dealer Finance Receivables

The following is a summary of the activity in dealer finance receivables for the periods presented:

	For the Year Ended December 31,
	2012	2011
	($ in thousands)
Balance Beginning of Period	$24	$—
Advances during the period	45,438	24
Revenue Recognized, Net	2,168	—
Payments to reduce amount advanced	(6,674)	—
Balance end of period	$40,956	$24

Accretable yield represents the amount of revenue expected over the remaining life of existing pools, but is not part of the carrying value of these receivables at period end. Changes in accretable yield were as follows:

	For the Year Ended December 31,
	2012	2011
	($ in thousands)
Balance Beginning of Period	$—	$—
Accretion (Revenue Recognized)	(2,168)	—
Additions	11,055	—
Reclassification From (to) Nonaccretable Difference	—	—
Balance End of Period	$8,887	$—

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

As of December 31, 2012
($ in thousands)
Contractual Net Cash Flows	$56,287
Expected Net Cash Flows	(49,843)
Non-accretable Yield	$6,444
Credit Quality Indicators - GO Financial
We monitor dealer portfolio performance and the credit grade mix of dealer originations. We use the same proprietary credit grading system for GO Financial that we employ for DriveTime originations, which segments dealer customers into eight credit grades. Dealers have access to an internet portal to utilize our credit scoring system and to price each customer finance arrangement.
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
Prior to each sale, we require dealer customers to complete a credit application and provide various other documentation for underwriting such as proof of income, residence, and employment. Upon entering the customer information into our origination system, our proprietary credit scoring system determines the customer’s credit grade, which is used by the dealership to help select vehicles that fit the required deal terms and the customer’s needs. The customer’s credit grade and type of vehicle determine the term, maximum installment payment, and minimum down payment amounts. The annual percentage rate (APR) charged is a function of the customer’s credit grade, down payment, and model year of the vehicle. Our centralized risk management and pricing departments set these terms. The static-pool tracking of portfolio loss performance is also monitored by credit grade. Our scoring model is comprised of eight credit grades ranging from A+ to D-, with A+ being the lowest risk credit grade and a D- being the highest risk credit grade. Generally, the lower the risk grade, the lower the unit loss rate.
Concentration of Credit Risk
The following is a summary of GO Financial's portfolio by our internally assigned credit risk ratings as of December 31, 2012:

Grade	Average FICO Score(1)	Total Contracts Outstanding	Percentage of Portfolio Contracts	Total Portfolio Principal	Percentage of Portfolio Principal	Average Advance Rate
				($ in thousands)
A+	557	319	6.7%	$3,399	6.9%	79.2%
A	541	706	14.8%	7,744	15.7%	77.5%
B	531	1,617	33.8%	17,092	34.7%	75.5%
C	521	1,598	33.4%	16,185	32.8%	72.5%
C-	508	366	7.7%	3,342	6.8%	70.8%
D	497	171	3.6%	1,508	3.1%	67.6%
		4,777	100%	$49,270	100%	74.4%

(1)
Average FICO score is provided as an external metric of credit quality, but is generally not utilized to determine internal credit grade. Our internal scoring model is the primary driver of our internal credit grade. Average FICO presented excludes originations with no FICO.

(6) Property and Equipment, Net
A summary of property and equipment follows:

	December 31,
	2012	2011
	($ in thousands)
Land	$13,313	$13,401
Buildings and Improvements	112,261	97,301
Equipment	43,211	39,959
Furniture	17,057	15,589
Software	38,916	36,933
	224,758	203,183
Less Accumulated Depreciation	(130,361)	(112,514)
Property and Equipment, Net	$94,397	$90,669
We have commitments under capital leases, consisting primarily of software, computer equipment, and reconditioning center equipment classified in Equipment and Software included in the above table. As of December 31, 2012, assets under capital leases had a cost of $5.4 million and accumulated depreciation of $3.1 million. As of December 31, 2011, assets under capital leases had a cost of $5.4 million and accumulated depreciation of $1.7 million. Depreciation expense for capital leases is recorded as a component of depreciation expense on the consolidated statements of operations.
For the years ended December 31, 2012, 2011, and 2010, we capitalized $2.8 million, $2.6 million, and $1.9 million, respectively, of payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of software products for internal use, to the extent of the time spent directly on the project.
(7) Other Assets
A summary of other assets follows:

	December 31,
	2012	2011
	($ in thousands)
Prepaid Assets	$5,540	$6,952
Recovery Receivables	37,025	34,482
Deferred Financing Costs	14,996	15,805
Trademark	299	299
Other Assets	9,587	6,815
Total Other Assets	$67,447	$64,353
(8) Debt Obligations
Portfolio Term Financings
The following is a summary of portfolio term financings:

	December 31,
	2012	2011
	($ in thousands)
Securitization Debt:
Asset Backed Security obligations issued pursuant to the Company’s securitizations	$677,118	$679,031
Bank Term Financing:
Secured financing transactions for our finance receivable portfolio	347,360	3,603
Portfolio Term Residual Financing:
Fixed rate financing facility secured by residual interests in finance receivables of warehouse facilities	25,000	100,000
Total Portfolio Term Financings	$1,049,478	$782,634
Securitization debt
The following table is a summary of securitization transactions with outstanding balances for each period presented:

	Original Debt Amount	As of December 31, 2012				As of December 31, 2011
		Debt Balance	Gross Receivables Pledged	Cash Reserve	Interest Rate (1)	Debt Balance	Receivables Pledged	Cash Reserve	Interest Rate (1)

		($ in thousands)				($ in thousands)
Transactions
2009-1	$192,600	$—	$—	$—	5.3%	$54,451	$78,264	$1,500	5.3%
2010-1	228,000	23,036	55,525	4,500	3.6%	87,362	138,858	4,499	3.6%
2011-1	214,181	60,335	84,198	4,200	3.0%	125,711	177,253	4,200	3.0%
2011-2	246,880	84,977	103,779	4,500	2.9%	176,163	213,542	4,500	2.9%
2011-3	246,886	130,347	159,068	4,500	3.9%	235,344	283,447	4,500	3.9%
2012-1	235,046	170,198	219,252	4,500	3.5%	—	—	—
2012-2	247,200	208,225	251,409	4,500	2.9%	—	—	—
		$677,118	$873,231	$26,700		$679,031	$891,364	$19,199
(1)    These rates represent the original duration weighted average rates of the outstanding asset-backed securities.
Asset-backed securities outstanding are secured by underlying pools of finance receivables (collateral) and investments held in trust (cash reserve). Asset-backed securities outstanding have interest payable monthly at fixed rates. These rates represent the original duration weighted average rates of the outstanding asset-backed securities. Credit enhancement for the asset-backed securities consists of a reserve account, over collateralization, and subordination of certain classes of notes in each trust to more senior classes of notes in such trust. Over collateralization represents finance receivable principal balance in excess of the face value of asset-backed securities issued. Cash reserves are funded with proceeds from the sale of asset-backed securities and through cash collections. Asset-backed securities outstanding have interest payable monthly at the fixed rates represented in the table above. The 2012-2, 2012-1, 2011-3, 2011-2, 2011-1 and 2010-1 securitizations were rated in tranches with credit ratings from AAA to BBB by Standard and Poor's (S&P) and DBRS, and the 2009-1 securitization was rated in tranches with credit ratings from AAA to A by DBRS.
Individual securitization trusts are not cross-collateralized or cross-defaulted. Additionally, we have the option to purchase the remaining loans in a trust when the remaining principal balances of the loans reach 10% of their original principal balance.
Portfolio term residual financing
At December 31, 2012, our term residual facility with Santander Consumer USA Inc. ("Santander") was secured primarily by residual interests in our warehouse facilities. We amended the terms on this facility on December 31, 2012 to extend the term through December 31, 2019, reduce the interest rate, and allow for GO Financial collateral to be included as eligible borrowing base on the facility provided the collateral is approved to be eligible in our warehouse facilities.  The interest rate on this facility changed from 8.62% to LIBOR + 3.50% or LIBOR + 6.00%, depending upon whether certain conditions are satisfied.  We borrowed the remaining $75.0 million available on this facility on January 4, 2013.

Bank term financings
Bank term financings are secured by underlying pools of finance receivables and in certain cases, a cash reserve account. In November 2012, we executed a $350 million bank term financing with Wells Fargo bearing interest at LIBOR plus 2.0% (2.20% at December 31, 2012).  This facility includes overcollateralization and a cash reserve similar to a securitization transaction, but consists of only one class of bonds and is unrated. At December 31, 2011, interest rates on our outstanding bank term financings were at a fixed rate of 8.0%. The net advance rate on the receivables ranged from 55.9% to 67.1% of the principal balance for transactions outstanding at December 31, 2011.
Portfolio warehouse facilities
The following is a summary of portfolio warehouse facilities:

	As of December 31, 2012
	Amount Drawn	Facility Amount	Stated Advance Rate	Collateral (1)	Interest Rate (2)	Expiration Date	Final Maturity
	($ in thousands)
Portfolio Warehouse Facilities:
Deutsche Bank Warehouse Facility	$19,300	$150,000	65%	38,881	2.46%	12/31/2014	12/31/2015
Wells Fargo Warehouse Facility	23,000	150,000	58%	42,778	2.46%	12/31/2013	12/31/2015
RBS Warehouse Facility (3)	14,900	125,000	53%	26,707	1.65%	3/14/2013	3/14/2014
UBS Warehouse Facility	—	—
Total Portfolio Warehouse Facilities	$57,200	$425,000

	As of December 31, 2011
	Amount Drawn	Facility Amount	Stated Advance Rate	Collateral (1)	Interest Rate (2)	Expiration Date	Final Maturity
	($ in thousands)
Portfolio Warehouse Facilities:
Deutsche Bank Warehouse Facility	$39,000	$150,000	58%	110,000	2.54%	12/31/2012	12/31/2013
Wells Fargo Warehouse Facility	40,000	150,000	58%	78,500	2.53%	12/31/2013	12/31/2015
RBS Warehouse Facility	30,600	125,000	53%	100,400	1.88%	5/31/2012	5/31/2013
UBS Warehouse Facility	31,792	125,000	60%	105,500	2.18%	8/31/2012	8/31/2013
Total Portfolio Warehouse Facilities	$141,392	$550,000
(1)     Collateral represents underlying pools of finance receivables pledged to each facility.
(2)     Interest rate at period end equal to contractual benchmark plus index.
(3)     Facility was renewed in March 2013. See Note 16 - Subsequent Events for information on renewal of this facility.
Deutsche Bank Warehouse Facility
We have a revolving warehouse facility with Deutsche Bank AG, New York Branch (Deutsche Bank). On December 21, 2012 we executed amendment No. 2 on this facility to extend the term of the facility through December 21, 2014. The amounts outstanding under the facility bear interest at LIBOR plus 2.25% as of December 31, 2012 and 2011. At December 31, 2012, we were in compliance with all financial covenants of this facility.
Wells Fargo Warehouse Facility
We have a revolving warehouse facility with Wells Fargo Bank, N.A. (Wells Fargo). The amounts outstanding under the facility bear interest at LIBOR plus 2.25% as of December 31, 2012 and 2011. At December 31, 2012, we were in compliance with all financial covenants of this facility.
RBS Warehouse Facility

We have a revolving warehouse facility with The Royal Bank of Scotland PLC (RBS). The amounts outstanding under the facility bear interest at LIBOR plus 1.4% and 1.5% as of December 31, 2012 and 2011, respectively. At December 31, 2012, we were in compliance with all financial covenants of this facility.
In March 2013, we renewed and extended this facility with RBS. See Note 16 - Subsequent Events for further information.
UBS Warehouse Facility
We had a revolving warehouse facility with UBS Real Estate Securities Inc., which expired and we paid off in August 2012. Prior to expiration, amounts outstanding under the facility bore interest at LIBOR plus 1.90%.
Collateral
The finance receivables pledged as collateral to each of the warehouse facilities is established for the benefit of the note holders, and the respective carrying amounts of the finance receivables pledged as collateral are disclosed above. These facilities contain a borrowing base which requires us to pledge finance receivables in excess of the amounts which we can borrow under the facilities. The aggregate balance of finance receivables are presented on our consolidated balance sheets included herein, and we do not separately classify those assets serving as collateral since the creditors in each of the warehouse facilities do not have the right to sell or re-pledge the collateral, except in certain cases upon an event of default.
Warehouse Facility Structure
We formed individual limited liability companies that serve as the sole borrowers under our existing portfolio warehouse facilities, our portfolio term residual financing and our portfolio term financing. Each of these LLCs is an SPE established specifically for the purpose of the applicable lending relationship, with assets and liabilities distinct from the remainder of DTAG and DTAC. We have determined these SPE's are VIE's with DTAC as the primary beneficiary. These facilities do not contain mark-to-market clauses that would otherwise enable the lenders to reduce advance rates based on market conditions, limit recourse of the respective facility amounts, and limit the lenders’ ability to sell or otherwise dispose of the underlying collateral upon certain termination events. In addition, on the termination date of the facilities, (i) failure to pay amounts outstanding at termination do not immediately give rise to the applicable lender’s right to foreclose on the applicable collateral, (ii) all collections on the contracts collateralizing these facilities would be used to pay down the facility until they are paid in full, and (iii) we would continue to service the contracts that are pledged under the facility, for which we would receive an annualized service fee of up to 7.0%.
The SPE related to our term residual facility with Santander has entered into a demand note with DTAC. The demand note is guaranteed by DTAG. Prior to the termination date under the term residual facility, under certain circumstances, the lender can require DTAC to fund the demand note, and apply the proceeds to pay down the facility with the SPE. After the termination date, the lender can require DTAC to fund the demand note, at its sole discretion, and apply the proceeds to pay down the facility with the SPE if, and only if, any of the following occurs: (i) the termination date occurs as a result of an Event of Termination (as defined in the agreement), (ii) the SPE fails to maintain borrowing base compliance after the termination date, (iii) an Event of Termination occurs after the termination date and is continuing.
Senior secured notes payable
A summary of Senior Secured Notes payable follows:

	December 31,
	2012	2011
	($ in thousands)
Senior Secured Notes Payable	$193,320	$198,058
Senior Secured Notes Payable—Related Party	5,000	—
Total Senior Secured Notes Payable	$198,320	$198,058
In June 2010, DTAG and DTAC jointly issued $200.0 million of Senior Notes. The notes were issued with an original issuance price of 98.854%, resulting in an effective yield of 12.875%. Interest on the Senior Notes is payable semi-annually in arrears on each June 15th and December 15th. In August 2012, Verde Investments, Inc. ("Verde") purchased $5.0 million of the DriveTime Senior Notes on the open market, at a purchase price of 111.0%. Subsequent to this transaction, Mr. Fidel purchased $0.5 million of the notes from Verde at an identical purchase price.

At both December 31, 2012 and December 31, 2011, the Senior Notes are shown net of unamortized discount of $1.7 million and $1.9 million, respectively.
Guarantees
The Senior Notes are unconditionally guaranteed by certain of our existing and future domestic restricted subsidiaries. The guarantees rank senior in right of payment to all existing and future subordinated indebtedness of these subsidiaries and equal in right of payment with all existing and future senior indebtedness of these subsidiaries.
Security
The collateral for the Senior Notes consists of a (i) first lien on (a) finance receivables held by the issuers, (b) equity interests held by certain of DTAC’s wholly owned subsidiaries (“Pledged SPSs”), and (c) residual property rights in finance receivables securing other financings, in each case subject to certain exceptions, and a (ii) second lien, behind one or more secured credit facilities, on inventory owned by certain guarantors. If, following a payment default under the exchanges notes, the holders of Senior Notes exercise their rights under the pledge agreement with respect to the Pledged SPSs, a third-party paying agent will direct all cash flows from the Pledged SPSs to their respective defined sets of creditors, with the residual to be paid to the collateral agent for the Senior Secured Notes. Therefore, a first-priority lien on the equity interests of the Pledged SPSs is effectively a second-priority lien on the underlying collateral held by such Pledged SPSs.
Maintenance covenants
We are required to comply with certain maintenance covenants relating to minimum net worth and minimum collateral coverage. As of December 31, 2012, we were in compliance with such covenants.
Other secured notes payable
A summary of other secured notes payable follows:

	As of December 31, 2012
	Balance	Max Facility Capacity		Advance Rate		Interest Rate (1)	Expiration Date
	($ in thousands)
Other Secured Notes Payable
Revolving Inventory Facility	$91,320	$140,000	(3)	85%	(2)	3.75%	11/30/2014
Mortgage Note Payable	12,454	n/a		n/a		5.87%	3/31/2017
Real Estate Facility	11,733	25,000		70%		4.21%	10/24/2020
Equipment Note Payable	1,774	n/a		n/a		4.75%	4/30/2013
Total Other Secured Notes Payable	$117,281	$165,000

	As of December 31, 2011
	Balance	Max Facility Capacity		Advance Rate		Interest Rate (1)	Expiration Date
	($ in thousands)
Other Secured Notes Payable
Revolving Inventory Facility	$84,500	$140,000	(3)	85%	(2)	3.88%	11/30/2014
Mortgage Note Payable	12,661	n/a		n/a		5.87%	3/31/2017
Equipment Note Payable	2,135	n/a		n/a		4.75%	4/30/2013
Total Other Secured Notes Payable	$99,296	$140,000

(1)    Interest rate at period end equal to contractual benchmark plus index.
(2)    Advance rate is based on qualifying vehicle cost and is secured by our entire inventory.
(3)    Inclusive of a $10.0 million seasonal increase in the months of November through the end of January.
Revolving inventory facility
We have a revolving inventory line with Wells Fargo, Santander and Manheim Automotive Financial Services, Inc. The facility has an advance rate of 85% of qualifying vehicle costs and is secured by our entire vehicle inventory. The interest rate on the facility is based on the Daily One Month LIBOR rate plus 3.5%. At December 31, 2012, we were in compliance with all financial covenants of this facility.
Mortgage note payable
We have a mortgage note payable which is secured by our operations call center building in Mesa, Arizona (a commercial property). Terms of the note agreement provide for monthly principal and interest payments with a final balloon payment. At December 31, 2012, we were in compliance with all financial covenants of this loan.
Real estate facility
We have a seven year fully amortizing real estate facility with Wells Fargo. The amounts outstanding under the facility bear interest at LIBOR plus 4.0% as of December 31, 2012. At December 31, 2012, we were in compliance with all financial covenants of this facility, and the line was collateralized by nine properties.
Equipment note payable
We have an equipment note payable, which is secured by an aircraft and bears interest at the Prime rate plus 1.5%. Terms of the note agreement provide for monthly principal and interest payments with a final balloon payment. At December 31, 2012, we were in compliance with all financial covenants of this loan.
Future minimum principal payments
The following table represents the future minimum principal payments required under our debt obligations and capital leases as of December 31, 2012:

	As of December 31, 2012
	Payments by Period
	($ in thousands)
	Total	Less than 1 Year (3)	Year 2	Year 3	Year 4	Year 5	More than 5 Years
Securitizations & Bank Term Financing (1)	$1,024,478	$490,919	$285,582	$158,197	$89,780	$—	$—
Portfolio warehouse facilities (2)	57,200	32,350	24,850	—	—	—	—
Portfolio Term Residual Financing	25,000	—	—	—	—	—	25,000
Senior secured notes	198,320	—	—	—	—	198,320	—
Inventory facility	91,321	—	91,321	—	—	—	—
Real estate mortgage loan	12,454	223	236	251	264	11,480	—
Real estate facility	11,733	448	687	1,045	1,669	2,960	4,924
Equipment note, secured by an aircraft	1,774	1,774	—	—	—	—	—
Capital lease obligations	2,275	1,205	929	141	—	—	—
Total (4)	$1,424,555	$526,919	$403,605	$159,634	$91,713	$212,760	$29,924

(1)
Securitization obligations and bank term financing agreements do not have a contractual termination date. Therefore, all collections on the contracts collateralizing the securities are used to repay the asset-backed security holders based on an expected duration of the securities.

(2)
On the termination date of the facilities, amounts outstanding at termination are not due and payable immediately. All collections on the contracts collateralizing these facilities are used to pay down the facilities until they are paid in full because these facilities contain term-out features.

(3)	Generally and historically, we renewed or replaced facilities expiring in less than one year.

(4)	Total contractual obligations exclude future interest payment obligations.

(9) Extinguishments of Debt
During the year ended December 31, 2010, we repurchased outstanding indebtedness in the form of bank term debt for which we paid a fee of $3.4 million. The fee was recorded as loss on the extinguishment of debt.

(10) Related Party Transactions
During the years ended December 31, 2012, 2011, and 2010, we recorded related party operating expenses as follows:

	Years Ended December 31,
	2012	2011	2010
	($ in thousands)
General and Administrative Expenses—Related Party
Property lease expense	$4,768	$3,795	$6,034
Non-cash compensation expense	—	—	1,125
Restricted stock compensation expense	1,546	2,790	3,874
Aircraft operating and lease expense	4,198	3,937	3,693
Salaries and wages, general & administrative and other expenses	645	793	812
Reimbursement of certain general and administrative expenses	(284)	(314)	(420)
Total General and Administrative Expenses—Related Party	$10,873	$11,001	$15,118
Relationship with Verde Investments, Inc.
Verde is an Arizona corporation that is wholly-owned by Mr. Garcia. Verde engages in the acquisition, development, and long-term investment in real estate and other commercial assets. Mr. Garcia is the principal stockholder, president and director of Verde. Transactions between us and Verde, as well as other related parties, are described below.
Property lease expense
Included in property lease expense are costs of operating leases with Verde for certain dealership and reconditioning facilities which the Company operates, and certain dealership closing costs. For the years ended December 31, 2012, 2011, and 2010, we leased an average of 13, 14, and 15 vehicle dealership facilities, respectively, three reconditioning facilities, our former loan servicing center (which is currently being subleased to third-party tenants), and our corporate office from Verde and another affiliate of Mr. Garcia (the Garcia Family Limited Liability Partnership, LLP). Three of these facilities were closed locations as of December 31, 2012 and 2011. During the year ended December 31, 2010, we also leased one vehicle sales facility and one reconditioning center, from a director of DTAC, Steven Johnson, who is also Mr. Garcia’s brother-in-law. As of December 31, 2012 and 2011 we had no remaining leases with Steven Johnson. For the years ended December 31, 2012, 2011, and 2010, we rented one vehicle sales facility from Stephen Fidel, the brother of Mr. Fidel, our President and CEO. At December 31, 2012, the maturity of these related party leases range from 2013 to 2023. Future minimum lease payments required under related party leases are disclosed in Note 13—Commitments and Contingencies.
During the year ended December 31, 2011, we paid $0.4 million in lease termination fees on two of our closed properties to terminate the leases with Steven Johnson. During the year ended December 31, 2010, we paid $0.4 million in a lease termination fee on one of our closed properties to terminate the lease with Verde.
Restricted stock compensation expense and non-cash compensation expense
Restricted stock compensation expense represents stock compensation expense under a restricted stock agreement between DTAG, DTAC and Mr. Fidel. See Note 12—Shareholders' Equity & Dividends for further information.
Non-cash compensation expense represents compensation expense associated with an employment agreement entered into in connection with a stock purchase agreement between Mr. Garcia and Mr. Fidel, in which Mr. Garcia agreed to purchase Mr. Fidel’s 5% interest in DTAG and DTAC for $17.5 million. The terms of the purchase were such that Mr. Garcia paid Mr. Fidel $6.25 million in cash and $11.25 million in a promissory note bearing interest at 8.0% per annum. The term of the note was five years with annual installment payments required. For the years ended December 31, 2012, 2011, and 2010, Mr. Garcia made annual interest payments to Mr. Fidel of $0.1 million, $0.3 million, and $0.5 million, respectively. The note was paid off in June 2012 with the payment of the fifth and final installment to Mr. Fidel.
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
Interest Expense
During the years ended December 31, 2012, 2011, and 2010, we recorded related party interest expense as follows:

	Years Ended December 31,
	2012	2011	2010
	($ in thousands)
Non-Portfolio Debt Interest Expense—Related Party
Junior Secured Notes:
Tranche A—Related Party: CEO	$—	$—	$185
Tranche A—Related Party: Verde	—	—	3,374
Tranche B—Related Party: Verde	—	—	2,754
$75.0 million Subordinated Notes Payable	—	—	3,863
Total Non-Portfolio Debt Interest Expense—Related Party	$—	$—	$10,176
Senior Secured Notes Interest Expense—Related Party
Senior Secured Notes Payable—Verde	$237	$2,460	$2,930
Senior Secured Notes Payable—CEO	24	220	223
Total Senior Secured Notes Interest Expense—Related Party	$261	$2,680	$3,153
In August 2012, Verde purchased $5.0 million of the Senior Notes on the open market, at a purchase price of 111.0% to par, plus accrued interest. Subsequent to this transaction, Mr. Fidel purchased $0.5 million of the notes purchased by Verde at an identical purchase price.
During the year ended December 31, 2011, we recorded related party interest expense associated with our June 2010 issuance of $200.0 million of the Senior Notes, an aggregate of $49.0 million of which were held by Verde and Mr. Fidel. In June 2011, Verde purchased Mr. Fidel's portion of Senior Notes, and Verde sold the Senior Notes it held on the open market. As a result, at December 31, 2011, none of the Senior Notes were held by a related party and interest expense during 2011 is related to the period they held the notes.
During the year ended December 31, 2010, we recorded related party interest expense associated with junior secured notes, senior unsecured notes, subordinated notes, and Senior Notes as depicted above.
(11) Income Taxes
The consolidated financial statements consist of DTAG (S-corporation status elected in 2004) and DTAC (an S-corporation since inception). Since DTAC and DTAG are flow through entities for Federal income tax purposes, there is no Federal income tax expense related to the income of DTAC and DTAG, other than for one of DTAG’s wholly-owned subsidiaries, which is a C-corporation. The taxable income flows through to our shareholders who are responsible for paying the associated taxes. Although most states follow the Federal recognition of S-corporation status, some states do impose an entity level tax on that income; therefore, the tax expense is adjusted accordingly. Income tax liability was $0.2 million and $0.5 million as of December 31, 2012 and December 31, 2011, respectively.
A reconciliation between expected taxes computed at the federal statutory rate of 35% and the effective tax rate on income before income taxes follows:

	Years Ended December 31,
	2012	2011	2010
	($ in thousands)
Computed “Expected” Income Taxes	$21,192	$31,276	$24,880
Non C-Corporation (Income)	(20,644)	(30,859)	(24,174)
Entity Level State Income Tax on S Corp. Income	834	890	618
Other, Net	(188)	(86)	(920)
Computed “Expected” Income Taxes	$1,194	$1,221	$404
Components of income tax (benefit) expense are as follows:

	Years Ended December 31,
	2012	2011	2010
	($ in thousands)
Current Expense:
Federal	$532	$404	$686
State	662	817	(282)
Deferred	—	—	—
Total	$1,194	$1,221	$404
DTAG and DTAC, along with a wholly-owned C-corporation subsidiary of DTAG, file a federal and various state income tax returns. For federal purposes, the 2009 to 2011 years remain subject to examination, while for state purposes, the 2008 to 2011 years remain subject to examination. We do not have any open federal income tax examinations, but were notified in January 2013 that we will have one state income tax examination commencing later in 2013.
As of December 31, 2012 and December 31, 2011 we had not recorded any liabilities for unrecognized tax benefits, nor have we recorded any liability for interest or penalties related to such positions in our financial statements.
(12) Shareholders’ Equity & Dividends
Share Information
DTAG – par value $0.001 per share, 1,000 shares authorized, 101.8 shares issued and outstanding; DTAC – no par value, 1,000,000 shares authorized, 101.8 shares issued and outstanding.
Non-controlling Interest
Because DTAG and DTAC are consolidated for financial reporting purposes, we are required to separately present the non-controlling equity interest of the VIE (DTAC) on the consolidated balance sheets and consolidated statements of operations for all periods presented. The non-controlling interest is DTAC's U.S. GAAP equity and income for the periods presented and there are no third-party competing interests in DTAC. For the amounts of assets, liabilities, revenue, and income of DTAC consolidated into DTAG at December 31, 2012, see Note 18—Supplemental Consolidating Financial Information.
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
During the years ended December 31, 2012 and 2011, we paid $51.2 million and $51.8 million in dividends. We did not have any approved but unpaid dividends at December 31, 2012 or 2011, however, we had approximately $4.9 million in dividends available for distribution at December 31, 2012.
Chief Executive Officer Restricted Stock Grant
In December 28, 2010, Mr. Fidel entered into a Restricted Stock Agreement with each of DTAG and DTAC, pursuant to which he was issued an award of 2.8595 shares of restricted stock in each of DTAG and DTAC, subject to certain vesting restrictions. Mr. Fidel made an election under Section 83(b) of the United States Internal Revenue Code of 1986, as amended, to be taxed on the fair market value of the entire restricted stock grant as of the award date. In connection therewith, the fair market value of shares sufficient to satisfy Mr. Fidel's federal and state income tax obligations with respect to the entire award was deemed to be vested in full as of the award date. However, only those shares of a value equal to the minimum statutory federal and state withholding due from Mr. Fidel on the grant were repurchased by DTAG and DTAC, and the proceeds from such repurchases were delivered to the relevant tax authorities. The remaining unvested shares of restricted stock will vest one-third each year over a period of three years based on Mr. Fidel's continued employment with us and on the achievement of certain income before income tax targets for the consolidated results of DTAG, measured for the preceding twelve months as of June 30, 2011, 2012 and 2013. For income tax purposes, Mr. Fidel was deemed to own 2.8595 shares at the grant date, and immediately thereafter the Company repurchased 1.0899 shares resulting in Mr. Fidel owning 1.7696 shares in each of DTAG and DTAC as of December 31, 2010, 2011, and 2012. A shortfall in the performance target measured at June 30, 2011, 2012, and 2013 (and therefore a failure of one-third of the unvested shares to vest at such date) may be made up at a subsequent date if the consolidated results of DTAG exceed the relevant income before income tax target applicable to such subsequent period. Shares of restricted stock that would otherwise vest at June 30, 2013 will only become vested shares if Mr. Fidel's employment with us continues until December 31, 2013. In connection with the execution of the Restricted Stock Agreement, Mr. Fidel also entered into a Shareholders' Agreement with our principal shareholder and DTAG and DTAC, which, among other things, restricts his ability to transfer his shares of restricted stock and grants him certain tag-along rights in the event of a sale by our principal shareholder and certain piggy-back registration rights in connection with a public offering of our shares or any successor entity.
In December 2010, we obtained a valuation of the Company and Mr. Fidel's 2.78% ownership from a third party appraisal firm resulting in a $9.5 million grant date fair value of the award. As the terms of the Agreement do not meet the specific criteria for liability classification as set forth in ASC 718 Compensation - Stock Compensation, we have determined the awards to be equity based stock compensation awards, therefore recognizing the expense over the requisite service periods based on a graded vesting. As DriveTime's Restricted Stock Agreement requires the achievement of a service and a performance condition, the Company would only recognize compensation expense for those periods in which the service is rendered and the performance condition is met. In addition, as the number of shares and purchase price are known by Mr. Fidel at the time of grant, compensation cost is fixed and measured as of the grant date.
As a result of this transaction, we recorded $3.9 million in share-based compensation expense in 2010 for the 1.1721 shares which vested on December 31, 2010. The remaining 59.0% of the shares vest over the following 36 months based on various vesting periods as set forth in the Agreement and are being recognized as compensation expense over the requisite service periods based on a graded vesting. The vesting is dependent upon achieving a predetermined performance ratio. The following is a summary of the vesting schedule:

Period 1 (1/1/11 - 6/30/11)	Period 2 (7/1/11-6/30/12)	Period 3 (7/1/12-12/31/13)
6 Months	12 Months	18 Months
19.67%	19.67%	19.67%

Pursuant to the Restricted Stock Agreement, Mr. Fidel would be entitled to the vesting in full of all of the then-unvested shares of restricted stock granted under such agreements if at any time during the terms of the agreements there is a change in control of the company or if his employment is terminated by the company without cause or if he terminates his employment for good reason, as each such term is defined in the restricted stock agreement. In addition, in the event of Mr. Fidel's death, only those shares that have previously vested under the restricted stock agreements shall remain vested shares and Mr. Fidel's estate (or any beneficiary named by him) shall be entitled to the proceeds of an insurance policy on Mr. Fidel's life with a death benefit in the amount of $10.0 million. The premium on such policy will be paid by the company, and the benefit amount will reduce in proportion to the amount that any vested shares on a vesting date bear to the unvested shares.
For the years-ended December 31, 2012, 2011 and 2010, we recorded $1.5 million, $2.8 million and $3.9 million, respectively in share-based compensation expense for the shares which vested in association with the restricted stock agreements. The non-cash share-based compensation of $1.5 million, $2.8 million and $0.3 million was credited to Paid-in-Capital for the years ended December 31, 2012, 2011 and 2010, respectively.
Non-Cash Compensation
In January 2008, Mr. Garcia entered into an agreement with Mr. Fidel to purchase Mr. Fidel’s 5% interest in DTAG and DTAC for $17.5 million. The terms of the purchase were such that Mr. Garcia paid Mr. Fidel $6.25 million in cash and $11.25 million in a promissory note bearing interest at 8.0% per annum. The term of the note was five years with annual installment payments required. The agreement contained an employment condition, requiring Mr. Fidel to remain employed with the Company through June 30, 2010. In the event Mr. Fidel voluntarily terminated his employment as the President and Chief Executive Officer of the Company at a time prior to June 30, 2010, one-half of the principal balance of the note would have been waived and no longer payable by Mr. Garcia. Accordingly, one-half of the $11.25 million note was deemed compensation expense recognized over the term of the employment condition, which expired in June 2010. As a result, $1.1 million of non-cash compensation expense was recorded for the year ended December 31, 2010, as an increase to general and administrative expenses—related party and an increase to paid-in capital on the accompanying consolidated statements of operations and balance sheets. For the years ended December 31, 2012, 2011, and 2010, Mr. Garcia made annual interest payments to Mr. Fidel of, $0.1 million, $0.3 million, and $0.5 million, respectively.
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
As a result of the exchange of debt for equity by Mr. Garcia, we wrote-off unamortized deferred financing costs associated with the subordinated notes and junior secured notes. The portion of the unamortized costs associated with related party debt and the discount associated with the issuance of the Senior Notes owned by Mr. Garcia were treated as capital transactions and resulted in a net decrease to paid-in capital of approximately $0.2 million during the year ended December 31, 2010.
Intercompany Loan Transfers
DriveTime Car Sales Company, LLC ("DTCS"), a wholly-owned subsidiary of DTAG, has a contractual commitment to sell all loans it originates at its dealerships to DTAC. Under ASC 805-50 “Business Combinations,” these transfers of loans from DTCS to DTAC are accounted for as a sale (and not a secured financing), at carryover basis since DTCS and DTAC are entities under common control. Therefore, the difference between book value and purchase price is accounted for as a debit to retained earnings on DTAG and credit to retained earnings on DTAC. These amounts are shown as “Intercompany Transfers of Loans” on the accompanying consolidated statements of shareholders’ equity for each period presented.
(13) Commitments and Contingencies
Limited warranty
Our DriveCare® limited warranty accrual is recorded as a component of accrued expenses and other liabilities on the accompanying consolidated balance sheets for each year presented. The following table reflects activity in the warranty accrual for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
	($ in thousands)
Balance, Beginning of Period	$24,004	$17,936	$920
Warranty Expense	23,195	20,183	23,898
Warranty Claims Paid	(20,837)	(14,115)	(6,882)
Balance, End of Period	$26,362	$24,004	$17,936
Lease commitments
We lease used car sales facilities, reconditioning centers, our former loan servicing center, our corporate office, an aircraft, and certain other office/computer equipment from unrelated and related entities under various operating leases that expire through January 2025. The leases provide for periodic rent increases and many contain escalation clauses and various renewal options from one to ten years. In certain instances, we are also responsible for occupancy and maintenance costs, including real estate taxes, insurance, and utility costs. We recognize rent expense on a straight-line basis over the length of the lease term. Rent expense, including store closing costs, totaled $17.5 million, $16.6 million, and $16.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.
A summary of future minimum lease payments required under non-cancelable operating leases with remaining lease terms in excess of one year as of December 31, 2012 follows:

	Related Party	Non-Related Party	Total
	($ in thousands)
Year 1	$7,641	$11,217	$18,858
Year 2	7,631	9,121	16,752
Year 3	6,981	6,708	13,689
Year 4	5,121	3,903	9,024
Year 5	4,963	2,075	7,038
Thereafter	3,380	1,520	4,900
Total	$35,717	$34,544	$70,261
We have properties where we ceased operations and still remain obligated under the lease agreements, some of which we have sub-leased to third party tenants. A summary of future minimum sub-lease income under non-cancelable operating leases with remaining lease terms in excess of one year as of December 31, 2012 follows:

Total
($ in thousands)
Year 1	$670
Year 2	348
Year 3	59
Year 4	15
Year 5	—
Thereafter	—
Total	$1,092
Prior to and during 2012, we closed dealerships and reconditioning centers and incurred store closing costs and recorded lease termination liabilities in accordance with ASC 420 “Exit or Disposal Activities” (ASC 420). At December 31, 2012 and 2011, approximately $1.2 million and $1.4 million, respectively, remain in accrued expenses and other liabilities on the accompanying consolidated balance sheets for these lease obligations. In accordance with ASC 420, we recorded an aggregate amount of $0.2 million, $0.1 million, and $0.4 million in lease obligations associated with these closures for the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2012, the expiration of these leases range from 2013 to 2018.
Legal matters
We are involved in various claims and actions arising in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on us. We believe appropriate accruals have been made for the disposition of these matters. In accordance with ASC 450, Contingencies, we establish an accrual for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed monthly and adjusted to reflect the impact of negotiations, settlements and payments, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal expenses related to defense, negotiations, settlements, rulings, and advice of outside legal counsel are expensed as incurred. At December 31, 2012, we do not have any material accruals for legal contingencies.
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
On April 12, 2012, the Consumer Financial Protection Bureau (the “CFPB”) delivered a Civil Investigative Demand to DTAG requesting that DTAG produce certain documents and information and answer questions relating to certain components of the business of DTAG and its affiliates. The CFPB has not alleged a violation by DTAG of any law and DTAG is cooperating with the CFPB's requests for information. We have provided the documents and information initially requested by the CFPB. On February 21, 2013, we also received a limited request to clarify and supplement certain information previously provided to the CFPB. Such information has since been provided.
On March 4, 2013, Credit Acceptance Corporation filed a patent infringement complaint against DTAG, DTAC and GO in the U.S. District Court for the Central District of California, Western Division. In its complaint, the plaintiff alleges infringement of its U.S. Patent No. 6,950,897, entitled “System and Method for Providing Financing.” The complaint seeks injunctive relief as well as awards of damages and attorneys' fees. We have not yet answered the complaint but believe we do not have loss contingencies related to this matter.
Additionally, in the ordinary course of business, we are a defendant in various other types of legal proceedings. Although we cannot determine at this time the amount of the ultimate exposure from these lawsuits, if any, based on the advice of counsel management does not expect the final outcome to have a material adverse effect on us.
(14) Retirement Plan
The Company sponsors a qualified 401(k) retirement plan (defined contribution plan) for its employees. The plan, as amended, covers substantially all employees having no less than 60 days of service, who have attained the age of 18, and work at least 1,000 hours per year. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations. In 2012, 2011, and 2010, we provided matching contributions of cash in the amount of 40%, up to the first 6% of each employee’s deferrals. Compensation expense related to this plan totaled $0.8 million, $0.8 million, and $0.7 million for the years ended December 31, 2012, 2011, and 2010, respectively.
(15) Fair Value of Financial Instruments
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
The following is a summary of carrying value and fair value of our financial instruments for each period presented:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in thousands)
Finance Receivables, net (1)	$1,370,800	$1,441,026	$1,259,633	$1,339,049
Dealer Finance Receivables - GO, net	40,956	40,956	24	24
Securitization Debt	677,118	702,031	679,031	675,231
Portfolio Term Residual Financing	25,000	25,000	100,000	100,000
Bank term Financings	347,360	347,360	3,603	3,700
Portfolio Warehouse Facilities	57,200	57,200	141,392	141,392
Senior Secured Notes Payable	198,320	220,135	198,058	210,932
Revolving Inventory Facility	91,320	91,600	84,500	84,500
Mortgage Note Payable	12,454	11,200	12,661	11,800
Equipment Note Payable	1,774	1,774	2,135	2,100
Real Estate Facility	11,733	11,700	—	—

(1)	Represents finance receivable principal balances, plus accrued interest, less the allowance for credit losses.
Valuation methodologies
Finance receivables
The fair value of finance receivables was estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This discounted cash flow is estimated utilizing an internal valuation model, which uses a combination of market inputs (i.e. discount rates for similar and like transactions) and our own assumptions regarding credit losses, recoveries, and prepayment rates in our portfolio. We estimate the cash flow of the portfolio and the cash flow of our retained interests in securitization and bank term transactions in measuring total cash flow. These cash flows are developed on a leveraged basis since our finance receivable portfolio is financed by these debt instruments and are not separable transactions.
Dealer Finance Receivables - GO
The fair value of dealer finance receivables was estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This discounted cash flow is estimated utilizing an internal valuation model, which uses a combination of market inputs (i.e. discount rates for similar and like transactions) and our own assumptions regarding credit losses, recoveries, and prepayment rates in our portfolio.
Securitization debt
At December 31, 2012 and 2011, the fair value of securitization debt was determined using a third-party quoted market price.
Portfolio term residual financing
This facility was amended in September 2011 which gave us the ability to pre-pay the facility at any time without penalty. Therefore, we believe the fair value of this debt approximates carrying value at December 31, 2012 and December 31, 2011.
Bank term financings
In November 2012, we executed a bank term financing with Wells Fargo.  Because this financing was recently executed, we believe the fair value approximates carrying value at December 31, 2012. The fair value of bank term financings at December 31, 2011 is based on third-party discounted cash flow using market interest rates for this debt. At December 31, 2012, we had paid off the balance of the bank term financings that were previously outstanding at December 31, 2011.
Portfolio warehouse facilities

The portfolio warehouse facilities are short term in nature and the interest rates adjust in conjunction with the lender’s cost of funds or 30-day LIBOR. The Deutsche Bank Warehouse Facility was renewed in December 2012. The Royal Bank of Scotland Warehouse Facility was renewed in March 2012. The Wells Fargo Warehouse Facility was executed in December 2011. Because these warehouse facilities were recently renewed or executed and contain a floating market rate of interest, we believe the fair value of these facilities approximate carrying value at December 31, 2012 and December 31, 2011.
Senior secured notes payable
The fair value of Senior Notes payable at December 31, 2012 was determined using a third-party quoted market price.
Revolving inventory facility
At December 31, 2012, the fair value of the inventory facility was determined using a third party discounted cash flow using market interest rates for this debt. At December 31, 2011, the fair value of the inventory facility was deemed to be carrying value since this facility was executed in November 2011.
Mortgage note payable
At December 31, 2012 and 2011, the fair value of this note was determined using third-party market prices for similar commercial real estate mortgages.
Equipment note payable
At December 31, 2012, the fair value of the equipment note payable was determined to be approximately carrying value since the note is due in less than 12 months, and can be repaid without penalty. At December 31, 2011, the fair value of the equipment note payable was determined using a third party discounted cash flow using market interest rates for this type of debt.
Real estate facility
At December 31, 2012, the fair value of the real estate facility was determined using third-party market prices for similar real estate collateralized facilities.
(16) Subsequent Events
We have evaluated subsequent events for potential recognition and/or disclosure through March 28, 2013, the date the financial statements were available for issuance.
Accordingly, the following disclosures apply:
In March 2013, we renewed our portfolio warehouse facility with RBS. The facility amount is $125.0 million with interest at LIBOR plus 2.25%, and advance rate of 65% and expiration date of March 2014, with a one year term-out feature.
In March 2013, the board of directors approved $4.9 million of dividends relating to fourth quarter 2012 earnings.
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
In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If a qualitative assessment indicates that it is not more likely than not that an asset is impaired, a quantitative impairment test is not required. This pronouncement is effective for fiscal years beginning after September 15, 2012. The Company does not have any indefinite-lived intangible assets. Therefore, this pronouncement will not currently have an impact on us.

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
The following tables present condensed consolidating balance sheets as of December 31, 2012 and 2011; and condensed consolidating statements of operations for the years ended December 31, 2012, 2011, and 2010; and condensed consolidated statements of cash flows for the years ended December 31, 2012, 2011, and 2010 for (i) DTAG and DTAC, the co-issuers of the Senior Notes, (ii) the separate DTAG and DTAC guarantor subsidiaries on a combined basis, (iii) the separate DTAG and DTAC non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidated amounts. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the senior note holders. Consolidating adjustments include elimination of investment in subsidiaries, elimination of intercompany accounts; elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and elimination of equity in earnings (losses) of subsidiaries. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.
Included in the column for DTAG Guarantor Subsidiaries Combined are DriveTime Sales and Finance Company, LLC and DriveTime Car Sales Company, LLC. Included in the column for DTAC Guarantor Subsidiaries Combined are DT Credit Company, LLC, and DT Jet Leasing, LLC. Included in the column for DTAG Non-Guarantor Subsidiaries Combined are all other subsidiaries that are wholly-owned by DTAG and included in the column for DTAC Non-Guarantor Subsidiaries Combined are all SPEs, which are VIEs and for which DTAC is the primary beneficiary. The column for the Issuers includes the accounts for DTAG and DTAC as issuers and as parent company for each of its respective subsidiaries.
Consolidated amounts may be immaterially different compared to the consolidated financial statements due to rounding.

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Balance Sheets
December 31, 2012
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
ASSETS:
Cash and Cash Equivalents	$6,937	$482	$5	$—	$7,424	$9	$423	$18,624	$—	$19,056	$—	$26,480
Restricted Cash and Investments Held in Trust	—	—	—	—	—	16,163	90,909	—	—	107,072	—	107,072
Finance Receivables	—	—	—	—	—	—	—	1,634,622	—	1,634,622	—	1,634,622
Allowance for Credit Losses	—	—	—	—	—	—	—	(252,590)	—	(252,590)	—	(252,590)
Finance Receivables, net	—	—	—	—	—	—	—	1,382,032	—	1,382,032	—	1,382,032
Dealer Finance Receivables	—	—	—	—	—	40,956	—	—	—	40,956	—	40,956
Inventory	270,733	—	—	—	270,733	—	—	—	—	—	—	270,733
Property and Equipment, net	70,668	—	—	—	70,668	5,807	15,216	2,706	—	23,729	—	94,397
Investments in Subsidiaries	—	—	473,828	(473,828)	—	—	—	348,577	(348,577)	—	—	—
Other Assets	1,226,409	26,480	383,689	(711,814)	924,764	496,384	1,352,295	887,248	(1,857,217)	878,710	(1,736,027)	67,447
Total Assets	$1,574,747	$26,962	$857,522	$(1,185,642)	$1,273,589	$559,319	$1,458,843	$2,639,187	$(2,205,794)	$2,451,555	$(1,736,027)	$1,989,117
LIABILITIES & SHAREHOLDERS' EQUITY:
Liabilities:
Accounts Payable	$17,342	$—	$—	$—	$17,342	$4	$—	$—	$—	$4	$—	$17,346
Accrued Expenses and Other Liabilities	1,006,791	695	602,314	(711,814)	897,986	521,476	6,703	2,228,522	(1,836,721)	919,980	(1,736,027)	81,939
Portfolio Term Financings	—	—	—	—	—	—	1,069,974	—	(20,496)	1,049,478	—	1,049,478
Portfolio Warehouse Facilities	—	—	—	—	—	—	57,200	—	—	57,200	—	57,200
Senior Secured Notes Payable	—	—	99,160	—	99,160	—	—	99,160	—	99,160	—	198,320
Other Secured Notes Payable	91,320	11,733	—	—	103,053	1,774	12,454	—	—	14,228	—	117,281
Total Liabilities	1,115,453	12,428	701,474	(711,814)	1,117,541	523,254	1,146,331	2,327,682	(1,857,217)	2,140,050	(1,736,027)	1,521,564
Shareholders’ Equity:
Total Shareholders’ Equity	459,294	14,534	156,048	(473,828)	156,048	36,065	312,512	311,505	(348,577)	311,505	—	467,553
Total Liabilities & Shareholders’ Equity	$1,574,747	$26,962	$857,522	$(1,185,642)	$1,273,589	$559,319	$1,458,843	$2,639,187	$(2,205,794)	$2,451,555	$(1,736,027)	$1,989,117

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
ASSETS:
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
LIABILITIES & SHAREHOLDERS’ EQUITY:
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

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Operations
December 31, 2012
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$920,507	$—	$—	$—	$920,507	$—	$—	$—	$—	$—	$—	$920,507
Interest Income	—	—	—	—	—	—	273,460	300,595	(274,673)	299,382	—	299,382
Dealer Finance and Other Income	—	—	—	—	—	2,977	—	—	—	2,977	—	2,977
Other Revenue	45,442	—	37,760	—	83,202	65,059	—	2,758	(64,980)	2,837	(86,039)	—
Equity in Income of Subsidiaries	—	—	220,795	(220,795)	—	—	—	180,339	(180,339)	—	—	—
Total Revenue	965,949	—	258,555	(220,795)	1,003,709	68,036	273,460	483,692	(519,992)	305,196	(86,039)	1,222,866
Costs and Expenses:
Cost of Used Vehicles Sold	607,932	—	—	—	607,932	—	—	—	—	—	—	607,932
Provision for Credit Losses	—	—	—	—	—	—	—	253,603	—	253,603	—	253,603
Portfolio Debt Interest Expense	—	—	—	—	—	—	41,978	—	—	41,978	—	41,978
Non-Portfolio Debt Interest Expense	3,273	403	58	—	3,734	93	1,975	314,904	(274,673)	42,299	(41,389)	4,644
Senior Secured Debt Interest Expense	—	—	13,233	—	13,233	—	—	13,237	—	13,237	—	26,470
Selling and Marketing	28,012	—	—	—	28,012	123	—	4	—	127	—	28,139
General and Administrative	91,546	(3,406)	7,369	—	95,509	59,256	55,762	78,506	(64,980)	128,544	(44,650)	179,403
Depreciation Expense	16,910	—	—	—	16,910	1,424	546	1,270	—	3,240	—	20,150
Total Costs and Expenses	747,673	(3,003)	20,660	—	765,330	60,896	100,261	661,524	(339,653)	483,028	(86,039)	1,162,319
Income before Income Taxes	218,276	3,003	237,895	(220,795)	238,379	7,140	173,199	(177,832)	(180,339)	(177,832)	—	60,547
Income Tax Expense (Benefit)	—	484	224	—	708	—	—	486	—	486	—	1,194
Net Income (Loss)	$218,276	$2,519	$237,671	$(220,795)	$237,671	$7,140	$173,199	$(178,318)	$(180,339)	$(178,318)	$—	$59,353

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Operations
December 31, 2011
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$838,242	$—	$—	$—	$838,242	$—	$—	$—	$—	$—	$—	$838,242
Interest Income	—	—	—	—	—	—	252,911	284,282	(254,128)	283,065	—	283,065
Other Revenue	38,333	—	26,500	—	64,833	60,250	—	2,864	(60,018)	3,096	(67,929)	—
Equity in Income of Subsidiaries	—	—	211,104	(211,104)	—	—	—	158,642	(158,642)	—	—	—
Total Revenue	876,575	—	237,604	(211,104)	903,075	60,250	252,911	445,788	(472,788)	286,161	(67,929)	1,121,307
Costs and Expenses:
Cost of Used Vehicles Sold	544,504	—	—	—	544,504	—	—	—	—	—	—	544,504
Provision for Credit Losses	—	—	—	—	—	—	—	207,198	—	207,198	—	207,198
Portfolio Debt Interest Expense	—	—	—	—	—	—	43,373	102	—	43,475	—	43,475
Non-Portfolio Debt Interest Expense	2,351	—	54	—	2,405	109	1,989	282,978	(254,128)	30,948	(30,319)	3,034
Senior Secured Debt Interest Expense	—	—	13,271	—	13,271	—	—	13,270	—	13,270	—	26,541
Selling and Marketing	22,790	—	—	—	22,790	—	—	—	—	—	—	22,790
General and Administrative	83,081	(1,191)	7,543	—	89,433	56,925	50,798	68,803	(60,018)	116,508	(37,610)	168,331
Depreciation Expense	13,532	—	—	—	13,532	714	613	1,216	—	2,543	—	16,075
Total Costs and Expenses	666,258	(1,191)	20,868	—	685,935	57,748	96,773	573,567	(314,146)	413,942	(67,929)	1,031,948
Income before Income Taxes	210,317	1,191	216,736	(211,104)	217,140	2,502	156,138	(127,779)	(158,642)	(127,781)	—	89,359
Income Tax Expense (Benefit)	—	403	(166)	—	237	—	—	984	—	984	—	1,221
Net Income (Loss)	$210,317	$788	$216,902	$(211,104)	$216,903	$2,502	$156,138	$(128,763)	$(158,642)	$(128,765)	$—	$88,138

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Operations
December 31, 2010
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$760,767	$—	$—	$—	$760,767	$—	$—	$—	$—	$—	$—	$760,767
Interest Income	—	—	—	—	—	—	171,367	266,011	(172,404)	264,974	—	264,974
Other Revenue	55,309	—	13,372	—	68,681	70,205	—	—	(70,205)	—	(68,681)	—
Equity in Income of Subsidiaries	—	—	230,269	(230,269)	—	—	—	97,298	(97,298)	—	—	—
Total Revenue	816,076	—	243,641	(230,269)	829,448	70,205	171,367	363,309	(339,907)	264,974	(68,681)	1,025,741
Costs and Expenses:
Cost of Used Vehicles Sold	481,210	—	—	—	481,210	—	—	—	—	—	—	481,210
Provision for Credit Losses	—	—	—	—	—	—	—	175,900	—	175,900	—	175,900
Portfolio Debt Interest Expense	—	—	—	—	—	—	42,335	25,979	—	68,314	—	68,314
Non-Portfolio Debt Interest Expense	2,933	—	1,772	—	4,705	88	1,542	203,549	(172,405)	32,774	(22,722)	14,757
Senior Secured Debt Interest Expense	—	—	7,515	—	7,515	—	—	7,516	—	7,516	—	15,031
Selling and Marketing	16,681	—	—	—	16,681	—	—	102	—	102	—	16,783
General and Administrative	74,784	(2,018)	12,979	—	85,745	66,044	32,919	96,946	(70,204)	125,705	(45,959)	165,491
Depreciation Expense	11,363	—	—	—	11,363	756	590	1,042	—	2,388	—	13,751
Loss on Extinguishment of Debt	—	—	—	—	—	—	—	3,418	—	3,418	—	3,418
Total Costs and Expenses	586,971	(2,018)	22,266	—	607,219	66,888	77,386	514,452	(242,609)	416,117	(68,681)	954,655
Income before Income Taxes	229,105	2,018	221,375	(230,269)	222,229	3,317	93,981	(151,143)	(97,298)	(151,143)	—	71,086
Income Tax Expense (Benefit)	—	854	383	—	1,237	—	—	(833)	—	(833)	—	404
Net Income (Loss)	$229,105	$1,164	$220,992	$(230,269)	$220,992	$3,317	$93,981	$(150,310)	$(97,298)	$(150,310)	$—	$70,682

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
Year Ended December 31, 2012
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$218,276	$2,519	$237,671	$(220,795)	$237,671	$7,140	$173,199	$(178,318)	$(180,339)	$(178,318)	$—	$59,353
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	253,603	—	253,603	—	253,603
Depreciation Expense	16,910	—	—	—	16,910	1,424	546	1,270	—	3,240	—	20,150
Amortization of Debt Issuance Costs and Debt Premium and Discount	115	39	608	—	762	—	6,792	609	—	7,401	—	8,163
Non-Cash Compensation Expense	—	—	781	—	781	—	—	765	—	765	—	1,546
Loss (Gain) from Disposal of Property and Equipment	(117)	—	—	—	(117)	(34)	—	(2)	—	(36)	—	(153)
Originations of Finance Receivables	—	—	—	—	—	—	—	(917,093)	—	(917,093)	—	(917,093)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	—	559,517	—	559,517	—	559,517
(Increase) Decrease in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(4,252)	—	(4,252)	—	(4,252)
(Increase) in Inventory	(58,403)	—	—	—	(58,403)	—	—	—	—	—	—	(58,403)
(Increase) Decrease in Other Assets	(269,542)	(14,359)	(232,721)	208,224	(308,398)	155,393	(343,247)	167,379	145,614	125,139	179,356	(3,903)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	109,942	342	(6,333)	12,571	116,522	(126,185)	554	165,334	34,725	74,428	(179,356)	11,594
Net Cash (Used in) Provided By Operating Activities	17,181	(11,459)	6	—	5,728	37,738	(162,156)	48,812	—	(75,606)	—	(69,878)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Investing Activities:
Origination of Dealer Finance Receivables	—	—	—	—	—	(45,438)	—	—	—	(45,438)	—	(45,438)
Collections and Recoveries of Dealer Finance Receivables	—	—	—	—	—	4,506	—	—	—	4,506	—	4,506
Proceeds from Disposal of Property and Equipment	1,540	—	—	—	1,540	354	—	38	—	392	—	1,932
Purchase of Property and Equipment	(21,333)	—	—	—	(21,333)	(3,197)	—	(1,037)	—	(4,234)	—	(25,567)
Net Cash Provided By (Used In) Investing Activities	(19,793)	—	—	—	(19,793)	(43,775)	—	(999)	—	(44,774)	—	(64,567)
Cash Flows from Financing Activities:
Increase (Decrease) in Restricted Cash	—	—	—	—	—	6,354	9,067	—	—	15,421	—	15,421
Deposits into Investments Held in Trust	—	—	—	—	—	—	(15,864)	—	—	(15,864)	—	(15,864)
Change in Investments Held in Trust and Collection Account Cash	—	—	—	—	—	—	(6,913)	—	—	(6,913)	—	(6,913)
Additions to Portfolio Term Financings	—	—	—	—	—	—	857,246	—	—	857,246	—	857,246
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(590,151)	—	—	(590,151)	—	(590,151)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	827,300	—	—	827,300	—	827,300
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(911,492)	—	—	(911,492)	—	(911,492)
Additions to Other Secured Notes Payable	71,000	12,969	—	—	83,969	—	—	—	—	—	—	83,968
Repayment of Other Secured Notes Payable	(64,179)	(1,235)	—	—	(65,414)	(360)	(208)	—	—	(568)	—	(65,982)
Payment of Debt Issuance Costs	(141)	(388)	(6)	—	(535)	—	(6,802)	(7)	—	(6,809)	—	(7,343)
Dividend Distributions	—	—	—	—	—	—	—	(51,195)	—	(51,195)	—	(51,195)
Net Cash Provided By (Used In) Financing Activities	6,680	11,346	(6)	—	18,020	5,994	162,183	(51,202)	—	116,975	—	134,995
Net Increase (Decrease) in Cash and Cash Equivalents	4,068	(113)	—	—	3,955	(43)	27	(3,389)	—	(3,405)	—	550
Cash and Cash Equivalents at Beginning of Period	2,869	595	5	—	3,469	52	396	22,013	—	22,461	—	25,930
Cash and Cash Equivalents at End of Period	$6,937	$482	$5	$—	$7,424	$9	$423	$18,624	$—	$19,056	$—	$26,480

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
Year Ended December 31, 2011
($ in thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$210,317	$788	$216,902	$(211,104)	$216,903	$2,502	$156,138	$(128,763)	$(158,642)	$(128,765)	$—	$88,138
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	207,198	—	207,198	—	207,198
Depreciation Expense	13,532	—	—	—	13,532	714	613	1,216	—	2,543	—	16,075
Non-Cash Compensation Expense	494	—	562	—	1,056	—	10,262	562	—	10,824	—	11,880
Amortization of Debt Issuance Costs and Debt Premium and Discount	—	—	1,395	—	1,395	—	—	1,394	—	1,394	—	2,789
Loss (Gain) from Disposal of Property and Equipment	86	—	—	—	86	—	—	(5)	—	(5)	—	81
Originations of Finance Receivables	—	—	—	—	—	—	—	(829,164)	—	(829,164)	—	(829,164)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	—	549,888	—	549,888	—	549,888
(Increase) Decrease in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(1,011)	—	(1,011)	—	(1,011)
(Increase) in Inventory	(66,286)	—	—	—	(66,286)	—	—	—	—	—	—	(66,286)
(Increase) Decrease in Other Assets	(851,669)	2,564	(335,292)	310,151	(874,246)	(603,676)	(233,481)	(772,357)	1,113,025	(496,489)	1,358,453	(12,282)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	691,639	(3,079)	116,607	(99,047)	706,120	602,492	(14,839)	1,026,561	(954,383)	659,831	(1,358,453)	7,498
Net Cash (Used in) Provided By Operating Activities	(1,887)	273	174	—	(1,440)	2,032	(81,307)	55,519	—	(23,756)	—	(25,196)
Cash Flows from Investing Activities:												—
Proceeds from Disposal of Property and Equipment	438	—	—	—	438	62	—	19	—	81	—	519
Purchase of Property and Equipment	(43,290)	—	—	—	(43,290)	(243)	(782)	(477)	—	(1,502)	—	(44,792)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Net Cash Provided By (Used In) Investing Activities	(42,852)	—	—	—	(42,852)	(181)	(782)	(458)	—	(1,421)	—	(44,273)
Cash Flows from Financing Activities:
Increase in Restricted Cash	5	—	—	—	5	(1,740)	19,928	—	—	18,188	—	18,193
Deposits into Investments Held in Trust	—	—	—	—	—	—	(13,199)	—	—	(13,199)	—	(13,199)
Change in Investments Held in Trust and Collection Account Cash	—	—	—	—	—	—	(22,819)	—	—	(22,819)	—	(22,819)
Additions to Portfolio Term Financings	—	—	—	—	—	—	707,947	—	—	707,947	—	707,947
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(339,110)	—	—	(339,110)	—	(339,110)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	970,600	—	—	970,600	—	970,600
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(1,232,215)	—	—	(1,232,215)	—	(1,232,215)
Additions to Other Secured Notes Payable	44,500	—	—	—	44,500	—	—	—	—	—	—	44,500
Repayment of Other Secured Notes Payable	—	—	—	—	—	(344)	(198)	—	—	(542)	—	(542)
Payment of Debt Issuance Costs	(485)	—	(169)	—	(654)	—	(8,965)	(169)	—	(9,134)	—	(9,788)
Dividend Distributions	—	—	—	—	—	—	—	(51,845)	—	(51,845)	—	(51,845)
Net Cash Provided By (Used In) Financing Activities	44,020	—	(169)	—	43,851	(2,084)	81,969	(52,014)	—	27,871	—	71,722
Net Increase (Decrease) in Cash and Cash Equivalents	(719)	273	5	—	(441)	(233)	(120)	3,047	—	2,694	—	2,253
Cash and Cash Equivalents at Beginning of Period	3,588	322	—	—	3,910	285	516	18,966	—	19,767	—	23,677
Cash and Cash Equivalents at End of Period	$2,869	$595	$5	$—	$3,469	$52	$396	$22,013	$—	$22,461	$—	$25,930

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
Year Ended December 31, 2010
($ in thousands)

	DriveTime Automotive Group, Inc.						DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$229,105	$1,164	$220,992	$(230,269)	$220,992	$3,317	$93,981	$(150,310)	$(97,298)	$(150,310)	$—	$70,682
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	175,900	—	175,900	—	175,900
Depreciation Expense	11,363	—	—	—	11,363	756	590	1,042	—	2,388	—	13,751
Amortization of Debt Issuance Costs and Debt Premium and Discount	226	—	263	—	489	—	11,051	6,070	—	17,121	—	17,610
Non-Cash Compensation Expense	—	—	563	—	563	—	—	562	—	562	—	1,125
Loss (Gain) from Disposal of Property and Equipment	(136)	—	—	—	(136)	(17)	—	359	—	342	—	206
Originations of Finance Receivables	—	—	—	—	—	—	—	(747,329)	—	(747,329)	—	(747,329)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	—	492,294	—	492,294	—	492,294
(Increase) Decrease in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	726	—	726	—	726
(Increase) in Inventory	(30,704)	—	—	—	(30,704)	—	—	—	—	—	—	(30,704)
(Increase) Decrease in Other Assets	(70,119)	(1,571)	(491,503)	322,113	(241,080)	116,512	(533,616)	339,240	159,524	81,660	147,391	(12,029)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	(106,194)	576	200,228	(90,059)	4,551	(117,250)	(36,411)	361,936	(41,730)	166,545	(147,391)	23,705
Net Cash (Used in) Provided By Operating Activities	33,541	169	(69,457)	1,785	(33,962)	3,318	(464,405)	480,490	20,496	39,899	—	5,937
Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	347	—	—	—	347	55	—	21	—	76	—	423
Purchase of Property and Equipment	(20,570)	—	2,615	—	(17,955)	(640)	(30)	(2,256)	—	(2,926)	—	(20,881)
Net Cash Provided By (Used In) Investing Activities	(20,223)	—	2,615	—	(17,608)	(585)	(30)	(2,235)	—	(2,850)	—	(20,458)

	DriveTime Automotive Group, Inc.						DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Financing Activities:
Increase in Restricted Cash	(9)	—	—	—	(9)	(4,968)	(24,005)	—	—	(28,973)	—	(28,982)
Deposits into Investments Held in Trust	—	—	—	—	—	—	(4,500)	—	—	(4,500)	—	(4,500)
Change in Investments Held in Trust and Collection Account Cash	—	—	—	—	—	—	35,655	—	—	35,655	—	35,655
Additions to Portfolio Term Facilities	—	—	—	—	—	—	328,753	79,047	(20,496)	387,304	—	387,304
Repayment of Portfolio Term Facilities	—	—	—	—	—	—	(183,103)	(585,747)	—	(768,850)	—	(768,850)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	940,150	—	—	940,150	—	940,150
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(614,649)	—	—	(614,649)	—	(614,649)
Additions to Senior Secured Notes Payable	—	—	80,555	—	80,555	—	—	80,554	—	80,554	—	161,109
Additions to Other Secured Notes Payable	—	—	1,785	(1,785)	—	2,700	—	76	—	2,776	—	2,776
Repayment of Other Secured Notes Payable	(10,000)	—	—	—	(10,000)	(221)	(187)	(12,307)	—	(12,715)	—	(22,715)
Repayment of Senior Unsecured Notes Payable	—	—	—	—	—	—	—	(1,500)	—	(1,500)	—	(1,500)
Payment of Debt Issuance Costs	(511)	—	(3,898)	—	(4,409)	—	(13,713)	(4,694)	—	(18,407)	—	(22,816)
Dividend Distributions	—	—	(11,600)	—	(11,600)	—	—	(34,710)	—	(34,710)	—	(46,310)
Net Cash Provided By (Used In) Financing Activities	(10,520)	—	66,842	(1,785)	54,537	(2,489)	464,401	(479,281)	(20,496)	(37,865)	—	16,672
Net Increase (Decrease) in Cash and Cash Equivalents	2,798	169	—	—	2,967	244	(34)	(1,026)	—	(816)	—	2,151
Cash and Cash Equivalents at Beginning of Period	790	153	—	—	943	41	550	19,992	—	20,583	—	21,526
Cash and Cash Equivalents at End of Period	$3,588	$322	$—	$—	$3,910	$285	$516	$18,966	$—	$19,767	$—	$23,677

(19) Selected Quarterly Financial Data—Unaudited
A summary of the quarterly data follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	($ in thousands)
2012:
Total revenue	$367,838	$302,202	$304,957	$247,869	$1,222,866
Costs and expenses	$334,651	$272,609	$300,190	$254,869	$1,162,319
Income before income taxes	$33,187	$29,593	$4,767	$(7,000)	$60,547
Net income / (loss)	$32,795	$29,326	$4,396	$(7,164)	$59,353
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	($ in thousands)
2011:
Total revenue	$332,856	$275,405	$286,012	$227,034	$1,121,307
Costs and expenses	$291,841	$242,975	$273,575	$223,557	$1,031,948
Income before income taxes	$41,015	$32,430	$12,437	$3,477	$89,359
Net income	$40,503	$32,093	$12,376	$3,166	$88,138
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	($ in thousands)
2010:
Total revenue	$297,038	$245,747	$263,323	$219,633	$1,025,741
Costs and expenses (1)	$263,405	$225,975	$244,838	$220,437	$954,655
Income before income taxes	$33,633	$19,772	$18,485	$(804)	$71,086
Net income/ (loss)	$33,284	$19,322	$19,232	$(1,156)	$70,682

(1) Includes net loss on extinguishment of debt.

(20) Segment Information
We operate in two principal operating business segments: DriveTime and GO Financial. We organize our business based on the nature of the services and products offered. Transactions between segments are eliminated in consolidation.
Revenues, operating income (loss) and assets and liabilities of each of the operating segments is provided below as of and for the year-ended December 31, 2012. GO Financial did not have material operations prior to December 2012.

Year Ended December 31,
2012
($ in thousands)
Revenue:
DriveTime Sales of Used Vehicles	$920,507
DriveTime Interest Income	299,382
GO Financial Dealer Finance and Other Income	2,977
Total Revenue:	$1,222,866

Depreciation Expense:
DriveTime	$19,740
GO Financial	410
Total Depreciation Expense:	$20,150

Interest Expense:
DriveTime	$73,092
GO Financial	—
Total Interest Expense:	73,092

Total Other Costs and Operating Expenses:
DriveTime	$1,064,641
GO Financial	4,436
Total Other Costs and Operating Expenses	$1,069,077

Total Costs and Expenses
DriveTime	$1,157,473
GO Financial	4,846
Total Costs and Expenses	$1,162,319

Income Before Income Taxes:
DriveTime	$62,416
GO Financial	(1,869)
Income Before Income Taxes:	$60,547

Year Ended December 31,
2012
($ in thousands)
Assets:
DriveTime	$1,946,714
GO Financial	42,403
Total Assets:	$1,989,117

Liabilities:
DriveTime	$1,520,866
GO Financial	698
Total Liabilities:	$1,521,564

Shareholders' Equity:
DriveTime	$425,849
GO Financial	41,704
Total Shareholders' Equity	$467,553
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2012, the end of the period covered by this annual report, to ensure that the information required to be disclosed by us in the reports that we file or submit, as if we were required to file or submit such reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information regarding our executive officers and directors:
DriveTime Automotive Group, Inc.

Name	Age	Position(s)
Ernest C. Garcia II	55	Chairman/Director
Raymond C. Fidel	55	Director, Chief Executive Officer, and President
Mark G. Sauder	52	Executive Vice President, Chief Financial Officer and Treasurer
Jon D. Ehlinger	55	Executive Vice President, Secretary, General Counsel, and Public Relations
MaryAnn N. Keller	69	Director
Donald J. Sanders	68	Director
Gregg E. Tryhus	55	Director
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
Maryann N. Keller. Ms. Keller currently serves as the principal of Maryann Keller and Associates, a firm providing consulting services to automotive clients. From July 1999 to November 2000, Ms. Keller served as the President of the Automotive Services unit of Priceline.com. She joined Priceline.com from Furman Selz, an investment banking firm, where she served as a managing director of the firm from 1986 to 1999. Prior to joining Furman Selz, Ms. Keller was a portfolio manager with Vilas-Fischer Associates from 1983 to 1986, and served as automotive industry analyst with Kidder Peabody & Co. Inc. and Paine Webber from 1972 to 1983. Ms. Keller also served as Chairman of the Society of Automotive Analysts from 1994 to 1999. From 2000 through 2012, she was a director of Dollar Thrifty Automotive Group, Inc. (NYSE: DTG), a publicly-traded rental car company, where she served as Chairman of the Audit Committee and was a member of the human resources and compensation committee. She has previously served as a director of Lithia Motors, Inc. (NYSE: LAD), a new and used vehicle retailer. Ms. Keller’s extensive experience as an analyst of, consultant to, and director of organizations in the automotive industry brings valuable expertise and experience to our Board.
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
As noted on our Form 8-K filed on March 7, 2013, on November 30, 2012, Alan J. Appelman, former Executive Vice President and Chief Credit Officer of DTAC, departed from his position with the Company. In connection therewith, the Company and Mr. Appelman have entered into a Settlement Agreement effective as of December 6, 2012. See "Item 11.—Executive Compensation" for further information.
Board Composition
Our directors are elected annually to serve until the next annual meeting of stockholders, until their successors are duly elected and qualified, or until their earlier death, resignation, disqualification, or removal. Directors may be removed at any time for cause by the affirmative vote of the holders of a majority of the voting power then entitled to vote.
As of December 31, 2012, the Company’s board of directors does not have any committees.
We have adopted a code of ethics that applies to all directors, officers and employees of our company, including our Chief Executive Officer, Chief Financial Officer, or persons performing similar functions. Our Code of Ethics is available on our website at www.drivetime.com. To satisfy the disclosure requirements under Item 10 of Form 8-K, in the event of an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, or persons performing similar functions, we would disclose such information on our website. No such event has occurred during the year ended December 31, 2012.
Item 11. Executive Compensation
Compensation Discussion and Analysis
The following discussion and analysis should be read in conjunction with the related tables that are presented immediately below.
Overview
The purpose of this compensation discussion and analysis is to provide information about each material element of compensation that we pay or award to, or that is earned by, our "named executive officers". As of December 31, 2012, other than our principal executive officer and principal financial officer, only two other officers were serving in an executive capacity with total compensation over $100,000 for the year. Therefore, for the year ended December 31, 2012, our named executive officers consist of our principal executive officer ("PEO"), principal financial officer ("PFO"), our two other most highly compensated executive officers, and a former executive officer (Alan J. Appelman) who would have been among our three most highly compensated executive officers other than the PEO and PFO but for the fact that he departed the Company prior to the end of the fiscal year. The named executive officers are as follows:

•	Ernest C. Garcia II, our Chairman;

•	Raymond C. Fidel, our President and Chief Executive Officer (PEO);

•	Mark G. Sauder, our Executive Vice President and Chief Financial Officer (PFO);

•	Jon D. Ehlinger, our Executive Vice President, Secretary, and General Counsel; and

•	Alan J. Appelman, our former Executive Vice President and Chief Credit Officer.
This compensation discussion and analysis addresses and explains the compensation practices that we followed in 2012, the numerical and related information contained in the summary compensation and related tables presented below, and actions we have taken regarding executive compensation since the end of our 2012 fiscal year.
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
Compensation philosophy. A named executive officer’s total compensation will vary based on the Company’s overall performance and with the particular named executive officer’s personal performance and contribution to overall results. This philosophy generally applies to all of our employees, with a more significant level of variability and compensation at risk depending upon an employee’s function and level of responsibility. Implementing this philosophy allows us to attract, motivate, and retain highly qualified individuals responsible for guiding us and creating value for our shareholders.
Overriding objectives. The overriding goal of our executive compensation program is the same as the Company’s goal—to create long-term sustainable shareholder value. Additional objectives of the executive compensation program are:

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

•
to provide named executive officers with appropriately leveraged total compensation opportunities that are competitive in form and in value with comparable companies taking into account the following factors: industry sector, market capitalization, revenues, profitability, and regional operational focus; and

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
Company compensation policies. A named executive officer’s total in-service compensation consists of base salary, a cash bonus, a deferred bonus, a long-term incentive program, and limited perquisites. With regard to these components, we have in the past adhered to the following compensation policies:

•
Base salaries should be competitive and should encourage retention. Our compensation programs should reflect base salaries as being competitive compensation for the named executive officers to perform the essential elements of their respective roles.

•
Bonuses should be structured to reward superior company performance and encourage retention. Each of our executive officers may be entitled to an annual cash bonus based on our annual financial performance. To encourage continuity of management, an additional amount equal to each annual cash bonus is awarded on a deferred basis and such amounts are paid, subject to continued employment, three years following the year in which the deferred bonus was awarded.

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
Elements of in-service compensation. For our 2012 fiscal year, our executive compensation mix included base salary, discretionary cash bonuses, and other benefits generally available to all employees. We generally determine the nature and amount of each element of compensation as follows:

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

•
Non-Equity Incentive Plan Compensation. We provide cash bonuses to recognize and reward our named executive officers with cash payments above base salary based on our success in a given year. The cash bonuses are paid annually and the bonus program includes an additional deferred bonus in the amount of the annual bonus that is payable three years after the payment of the annual bonus, subject to the executive officer still being employed by us at the time of payment. Amounts deferred accrue interest at the prime rate. For each year, the bonuses received by Messrs. Fidel, Sauder, Ehlinger, and Appelman reflect, in part, bonuses for the fiscal year performance and, in part, the deferred portion of bonuses earned three years prior. See “—Impact of Performance on Compensation—Bonus Plan.”

•
Retention Bonus Plan. We provide cash bonuses under our retention bonus plan to Messrs. Sauder, Ehlinger, and prior to his departure from the Company on November 30, 2012, Mr. Appelman. Under the terms of the plan, we were committed to make six annual contributions beginning May 1, 2006 through May 2011 to fund the plan. An executive must remain employed by us to receive annual benefits paid out under the plan beginning in May 2011 through May 2015.

•
Perquisites. We seek to compensate our named executive officers at levels that eliminate the need for material perquisites and enable each individual officer to provide for his or her own needs. Accordingly, in 2012, we provided limited perquisites to our named executive officers.

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
The bonus program also includes a deferred component. The deferred portion is equivalent to the executive’s annual bonus (as described above) and is payable three years after the payment of the annual bonus, subject to the executive officer still being with us at the time of payment. For example, the Payment Date for the deferred portion of the 2012 bonus is January 2016. The Company will pay simple interest at the prime rate on the amount of the bonus to which each executive is entitled under the Plan during the Vesting Period. For purposes of this Plan, the “Vesting Period” begins on January 1st of the year after the bonus year and ends on December 31 before the January in which the bonus is paid. For example, the vesting period for the deferred portion of the 2012 bonus begins on January 1, 2013 and ends on December 31, 2015. The amount paid in January 2016 is equal to the amount earned under the annual bonus plan for 2014, plus the amount of the deferred bonus from 2012.
Retention Bonus Plan
In July 2005, we replaced existing retention plan agreements with the retention plan in which Mark G. Sauder and Jon D. Ehlinger currently participate, and in which Alan J. Appelman participated until his departure from the Company on November 30, 2012. Raymond C. Fidel was not included in this plan because it was determined that, as a shareholder at that time, his ownership interest in the Company encouraged Mr. Fidel to remain employed with the Company, and that he would be financially rewarded in his capacity as one of our shareholders. Subsequently, in 2008, Mr. Fidel entered into an agreement with Mr. Garcia for the purchase of Mr. Fidel’s ownership interest. See “—Executive Employment Agreements.”
Under the terms of the retention bonus plan, we were committed to make six annual contributions beginning May 1, 2006 and for each year thereafter through May 1, 2011 to fund this program. Executives must remain employed by us to receive these benefits. If the executive terminates his employment without cause or is terminated with cause, any unpaid amounts are forfeited and revert to the Company. If the executive is terminated without cause (including on account of disability), the executive terminates for good reason, or upon certain change of control events, the executive will receive all amounts that have been contributed to date. The total contributions paid under this plan were $14.0 million, funded by us over the first six years to be paid out to the executive in five installments beginning May 1, 2011. We recognize compensation expense under this plan based upon the service period required to receive payments of ten years (exclusive of acceleration and forfeiture clauses).
At December 31, 2012, the plan was fully funded and, during the years ended December 31, 2012 and 2011, the first and second of five payments were paid out of the plan, respectively.
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
Chief Executive Officer Restricted Stock Grant
In December 2010, the Board of Directors of each of DTAG and DTAC approved a restricted stock award to Mr. Fidel, our Chief Executive Officer. On December 28, 2010, Mr. Fidel entered into a Restricted Stock Agreement with each of DTAG and DTAC, pursuant to which he was issued an award of 2.8595 shares of restricted stock in each of DTAG and DTAC, subject to certain vesting restrictions. Mr. Fidel made an election under Section 83(b) of the United States Internal Revenue Code of 1986, as amended, to be taxed on the fair market value of the entire restricted stock grant as of the award date. In connection therewith, that portion of shares the fair market value of which was sufficient to satisfy Mr. Fidel’s federal and state income tax obligations with respect to the entire award was deemed to be vested in full as of the award date. However, only those shares of a value equal to the minimum statutory federal and state withholding due from Mr. Fidel on the grant were repurchased by DTAG and DTAC, and the proceeds from such repurchases were delivered to the relevant tax authorities. The remaining unvested shares of restricted stock vest one-third each year over a period of three years based on Mr. Fidel’s continued employment with us and on the achievement of certain income before income tax targets for the consolidated results of DTAG, measured for the preceding twelve months as of June 30, 2011, 2012 and 2013. During the year ended December 31, 2012, we recognized $1.5 million in restricted stock expense due to the shares that vested during the current year.
For income tax purposes, Mr. Fidel was deemed to own 2.8595 shares at the grant date, and immediately thereafter the Company repurchased 1.0899 shares resulting in Mr. Fidel owning 1.7696 shares in each of DTAG and DTAC as of December 31, 2010, 2011, and 2012. A shortfall in the performance target measured at June 30, 2011, 2012, and 2013 (and therefore a failure of one-third of the unvested shares to vest at such date) may be made up at a subsequent date if the consolidated results of DTAG exceed the relevant income before income tax target applicable to such subsequent period. Shares of restricted stock that would otherwise vest at June 30, 2013 will only become vested shares if Mr. Fidel’s employment with us continues until December 31, 2013. In connection with the execution of the Restricted Stock Agreements, Mr. Fidel also entered into a Shareholders’ Agreement with our principal shareholder and DTAG and DTAC, which, among other things, restricts his ability to transfer his shares of restricted stock and grants him certain tag-along rights in the event of a sale by our principal shareholder and certain piggy-back registration rights in connection with a public offering of our shares or any successor entity. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions—Shareholders’ Agreements.”
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
Conclusion
We believe that the compensation amounts paid to our named executive officers for their service in 2012 were reasonable and appropriate and in our best interests.
Executive Employment Agreements
None of our named executive officers is a party to an employment agreement with us, except for Mr. Fidel's participation in the 2010 Restricted Stock Grant (see below for further details) although certain of our executives are parties to special retention agreements and non-equity incentive plan compensation that provide for benefits to be accelerated upon certain events involving termination of employment or a change of control. See “—Severance and Change of Control Arrangements” below. On December 28, 2010, Mr. Fidel entered into a Restricted Stock Agreement with each of DTAG and DTAC, pursuant to which he was issued an award of 2.8595 shares of restricted stock in each of DTAG and DTAC, subject to certain vesting restrictions. The unvested shares of restricted stock vest one-third each year over a period of three years based on Mr. Fidel’s continued employment with us and on the achievement of certain income before income tax targets for the consolidated results of DTAG, measured for the preceding twelve months as of June 30, 2011, 2012 and 2013. As of June 30, 2012, the vesting requirements were met for the first third of the award and we recognized $1.5 million in restricted stock compensation expense. See “—Chief Executive Officer Restricted Stock Grant” for detail.
There have been no other material changes to items of compensation applicable to our named executive officers or directors for fiscal 2012, other than the departure of Mr. Appelman from the Company on November 30, 2012.

Summary Compensation Table
The following table sets forth the total compensation earned for services rendered by our named executive officers for the fiscal year ended December 31, 2012.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (3)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Ernest C. Garcia II	2012	$780,000	$—	$—	$—	$879,225	$1,659,225
Chairman	2011	$780,000	$—	$—	$—	$841,572	$1,621,572
	2010	779,052	—	—	—	578,111	1,357,163
Raymond C. Fidel	2012	799,999	—	—	738,026	63,982	1,602,007
President and	2011	799,999	—	—	216,000	104,637	1,120,636
Chief Executive Officer	2010	1,775,000	—	9,452,000	701,093	80,106	12,008,199
Mark G. Sauder	2012	375,000	—	—	412,513	35,593	823,106
Executive Vice President	2011	374,039	2,000,000	—	144,000	27,473	2,545,512
and Chief Financial Officer	2010	324,423	1,000,000	—	425,547	18,137	1,768,107
Jon D. Ehlinger	2012	300,000	—	—	289,509	21,718	611,227
Executive Vice President,	2011	299,327	400,000	—	108,000	12,879	820,206
Secretary, and General Counsel	2010	264,619	200,000	—	325,437	12,879	802,935
Alan J. Appelman (2)	2012	263,846	—	—	289,419	524,774	1,078,039
Executive Vice President	2011	279,712	400,000	—	108,000	12,369	800,081
and Chief Credit Officer	2010	264,519	200,000	—	325,437	12,649	802,605

(1)
As discussed in “—Retention Bonus Plan” above, reflects amounts awarded to the applicable named executive officers in 2010 and 2011 respectively under the retention bonus plan. We began paying amounts awarded under this plan to participants in May 2011. Payments will be made in five installments and will be subject to forfeiture as provided above. The difference in the bonus paid to Mr. Sauder, in comparison to bonuses paid to Messrs. Ehlinger and Appelman, reflects the terms of the bonus plan and the value it places on Mr. Sauder’s performance in his position as chief financial officer of the Company, which is a critically important role in our company given the complexity of our business model and the importance of financing to our business.

(2)
As noted in our 8-k filed on March 7, 2013, on November 30, 2012, Alan J. Appelman, former Executive Vice President and Chief Credit Officer of DTAC, departed from his position with the Company. In connection therewith, the Company and Mr. Appelman entered into a Settlement Agreement effective as of December 6, 2012, which provided for severance payments to Mr. Appelman in connection with his departure.

(3)	See “—Chief Executive Officer Restricted Stock Grant.”

Non-Equity Incentive Plan Compensation includes amounts as described in “—Impact of Performance on Compensation—Bonus Plan”. Component amounts are as follows:

Name	Year	Annual Bonus	Deferred Bonus	Total
Raymond C. Fidel	2012	$261,000	$477,026	$738,026
Mark G. Sauder	2012	174,000	238,513	412,513
Jon D. Ehlinger	2012	130,500	159,009	289,509
Alan J. Appelman	2012	130,500	158,919	289,419

Name	Year	Annual Bonus	Deferred Bonus	Total
Raymond C. Fidel	2011	$216,000	$—	$216,000
Mark G. Sauder	2011	144,000	—	144,000
Jon D. Ehlinger	2011	108,000	—	108,000
Alan J. Appelman	2011	108,000	—	108,000

Name	Year	Annual Bonus	Deferred Bonus	Total
Raymond C. Fidel	2010	$450,000	$251,093	$701,093
Mark G. Sauder	2010	300,000	125,547	425,547
Jon D. Ehlinger	2010	225,000	100,437	325,437
Alan J. Appelman	2010	225,000	100,437	325,437

All other compensation consists of the following:

Name	Year	Automobile Allowance	Personal Use of Company Aircraft (1)	Severance	Total
Ernest C. Garcia II	2012	$—	$879,225	$—	$879,225
Raymond C. Fidel	2012	27,502	36,480	—	63,982
Mark G. Sauder	2012	12,942	22,651	—	35,593
Jon D. Ehlinger	2012	13,096	8,622	—	21,718
Alan J. Appelman	2012	12,510	—	512,264	524,774

Name	Year	Automobile Allowance	Personal Use of Company Aircraft (1)	Life Insurance Policy Premium	Total
Ernest C. Garcia II	2011	$—	$841,572	$—	$841,572
Raymond C. Fidel	2011	20,596	84,041	—	104,637
Mark G. Sauder	2011	12,250	13,083	2,140	27,473
Jon D. Ehlinger	2011	11,250	—	1,629	12,879
Alan J. Appelman	2011	11,750	—	619	12,369

Name	Year	Automobile Allowance	Personal Use of Company Aircraft (1)	Life Insurance Policy Premium	Total
Ernest C. Garcia II	2010	$—	$578,111	$—	$578,111
Raymond C. Fidel	2010	12,600	67,506	—	80,106
Mark G. Sauder	2010	12,250	3,747	2,140	18,137
Jon D. Ehlinger	2010	11,250	—	1,629	12,879
Alan J. Appelman	2010	11,750	—	899	12,649

(1)
Relates to usage of aircraft owned by the Company and an aircraft we lease from Verde. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions—Aircraft lease and operating expenses.” The incremental cost to us of personal use of the aircraft is calculated based on the variable operating costs to us, including fuel costs, trip-related maintenance, universal weather-monitoring costs, on-board catering, landing/ramp fees, crew travel expenses, and other miscellaneous variable costs. Fixed costs that do not change based on usage, such as pilot salaries, our lease costs, and the cost of maintenance not related to trips, are excluded.

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
Severance and Change of Control Arrangements

The annual cash bonus program, in which our executive officers participate, and the deferred bonus arrangements with Mr. Fidel, Mr. Sauder, Mr. Ehlinger, and prior to his departure from the Company on November 30, 2012, Mr. Appelman, entitle them to certain severance payments and other benefits in the event of certain types of terminations and changes of control, which are summarized below. The table below reflects the amount of compensation to be paid to each of them in the event of termination of such executive’s employment. The amounts shown assume that such termination was effective as of December 31, 2012, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us.
Pursuant to the Restricted Stock Agreements described above under “—Chief Executive Officer Restricted Stock Grants,” Mr. Fidel would be entitled to the vesting in full of all of the then-unvested shares of restricted stock granted under such agreements if at any time during the terms of the agreements there is a Change in Control of the company or if his employment is terminated by the company without Cause or if he terminates his employment for Good Reason, as each such term is defined in the respective Restricted Stock Agreement. In addition, in the event of Mr. Fidel’s death, only those shares that have previously vested under the Restricted Stock Agreements shall remain vested shares and Mr. Fidel’s estate (or any beneficiary named by him) shall be entitled to the proceeds of an insurance policy on Mr. Fidel’s life with a death benefit in the amount of $10 million. The premium on such policy will be paid by the company, and the benefit amount will reduce in proportion to the amount that any vested shares on a vesting date bear to the unvested shares. The premium paid for the 2012 policy year was $8,760.

Named Executive Officer	Resignation without Good Reason / Termination for Cause	Resignation with Good Reason / Termination without Cause	Termination Upon Change of Control
Raymond C. Fidel (1)	$—	$1,239,472	$2,202,354
Mark G. Sauder (2)	—	2,896,687	3,538,608
Jon D. Ehlinger (2)	—	725,252	1,206,693
Alan J. Appelman (3)	—	512,264	—

(1)	Amounts included are for the restricted stock grants and Retention Bonus Plan.

(2)	Amounts included are the Retention Bonus Plan and Deferred Bonus Arrangement.

(3)
Reflects actual severance compensation payable to Mr. Appelman in connection with his departure from the Company on November 30, 2012 and in accordance with the Settlement Agreement dated effective December 6, 2012.

Director Compensation
We pay our non-employee directors an annual cash retainer of $50,000 for their board service.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2012 for:

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

(1)
Consists of (i) 6.5 shares held of record by the Ernest C. Garcia III Multi-Generational Trust III, (ii) 87 shares held of record by Ernest C. Garcia II and Elizabeth Joanne Garcia, and (iii) 6.5 shares held of record by the Ernest Irrevocable 2004 Trust III. Mr. Garcia is deemed to be the beneficial owner of shares held by these trusts.

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
Relationship with Verde Investments, Inc.
Verde Investments, Inc., or “Verde,” is an Arizona corporation that is wholly-owned by Ernest C. Garcia II, our Chairman and principal shareholder. Verde engages in the acquisition, development, and long-term investment in real estate and other commercial assets. Mr. Garcia is the principal shareholder, president and director of Verde. Another affiliate of Mr. Garcia is the Garcia Family Limited Liability Partnership, LLP, of which Mr. Garcia and Verde own jointly. The other interests are owned by Mr. Garcia's son and one related trust. Transactions between us and Verde, as well as other related parties, are described below.
Related Party Transactions
During the year ended December 31, 2012, 2011, and 2010, we recorded related party operating expenses as follows:

	Years Ended December 31,
	2012	2011	2010
	($ in thousands)
General and administrative expenses—related party
Property lease expense	$4,768	$3,795	$6,034
Non-cash compensation expense	—	—	1,125
Restricted stock compensation expense	1,545	2,790	3,874
Aircraft operating and lease expense	4,198	3,937	3,693
Salaries and wages, general & administrative, and other expenses	645	793	812
Reimbursement of certain general and administrative expenses	(284)	(314)	(420)
Total general and administrative expenses—related party	$10,872	$11,001	$15,118
Property leases

Included in property lease expense are costs of operating leases with Verde for certain dealership and reconditioning facilities which the Company operates, and certain store closing costs. For the years ended December 31, 2012, 2011, and 2010, we leased an average of 13, 14, and 15 vehicle sales facilities, respectively, three reconditioning facilities, our former loan servicing center (which is currently being subleased to third-party tenants), and our corporate office from Verde and the Garcia Family Limited Liability Partnership, LLP. Three of these facilities were closed locations as of December 31, 2012 and 2011. During the year ended December 31, 2010, we also leased one vehicle sales facility, and a reconditioning center from Steven Johnson, a director and former officer of DTAC who is also Mr. Garcia’s brother-in-law. As of December 31, 2012 and 2011 we had no remaining leases with Steven Johnson. For the years ended December 31, 2012, 2011, and 2010, we rented one vehicle sales facility from Stephen Fidel, the brother of Mr. Fidel, our President and CEO. At December 31, 2012, the maturity of these related party leases range from 2013 to 2023. Future minimum lease payments required under related party leases are disclosed in Note 13—Commitments and Contingencies to our consolidated financial statements included herein.
During the year ended December 31, 2011, we paid an aggregate of $0.4 million in a lease termination fees on two of our closed properties to terminate the leases with Steven Johnson. During the year ended December 31, 2010, we paid $0.4 million in a lease termination fee on one of our closed properties to terminate the lease with Verde.
Restricted stock compensation expense and non-cash compensation expense
Restricted stock compensation expense represents stock compensation expense under a restricted stock agreement between DTAG, DTAC and Mr. Fidel. See Note 12—Shareholders' Equity & Dividends to our consolidated financial statements included herein for further information.
Non-cash compensation expense represents compensation expense associated with an employment agreement entered into in connection with a stock purchase agreement between Mr. Garcia and Mr. Fidel, in which Mr. Garcia agreed to purchase Mr. Fidel’s 5% interest in DTAG and DTAC for $17.5 million. The terms of the purchase were such that Mr. Garcia paid Mr. Fidel $6.25 million in cash and $11.25 million in a promissory note bearing interest at 8.0% per annum. The term of the note was five years with annual principal payments required. For the years ended December 31, 2012, 2011, and 2010, Mr. Garcia made total interest payments to Mr. Fidel, of $0.1 million, $0.3 million, and $0.5 million, respectively. The note was paid off in June 2012 with the payment of the fifth and final principal installment to Mr. Fidel.
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
Salaries and wages, general and administrative, and other expenses
Certain general and administrative expenses and salaries and wages of Verde and Verde employees who are enrolled in our health plan are reflected in our general and administrative expenses-related party.
Reimbursement of general and administrative expenses
For each of the periods presented, we received reimbursement of certain general and administrative expenses incurred by us on Verde's behalf.
Interest Expense
During the years ended December 31, 2012, 2011, and 2010, we recorded related party interest expense as follows:

	Years Ended December 31,
	2012	2011	2010
	($ in thousands)
Non-portfolio debt interest expense—related party
Junior Secured Notes:
Tranche A—Related Party: CEO	$—	$—	$185
Tranche A—Related Party: Verde	—	—	3,374
Tranche B—Related Party: Verde	—	—	2,754
$75.0 million Subordinated Note Payable	—	—	3,863
Total non-portfolio debt interest expense—related party	$—	$—	$10,176
Senior secured notes interest expense—related party
$45.0 million Sr. Secured Debt: Verde	$237	$2,460	$2,930
$4.0 million Sr. Secured Debt: CEO	24	220	223
Total senior secured notes interest expense—related party	$261	$2,680	$3,153

In August 2012, Verde purchased $5.0 million of the Senior Notes on the open market, at a purchase price of 111.0% to par, plus accrued interest. Subsequent to this transaction, Mr. Fidel purchased $0.5 million of the notes from Verde at an identical purchase price.
During the year ended December 31, 2011, we recorded related party interest expense associated with our June 2010 issuance of $200.0 million of the Senior Notes, an aggregate of $49.0 million of which were held by Verde and Mr. Fidel. In June 2011, Verde purchased Mr. Fidel's portion of Senior Notes, and Verde sold the Senior Notes it held on the open market. As a result, at December 31, 2011, none of the Senior Notes were held by a related party and interest expense during 2011 is related only to the period in which the related parties held the notes.
During the year ended December 31, 2010, we recorded related party interest expense associated with junior secured notes, senior unsecured notes, subordinated notes, and Senior Secured Notes as depicted above. For the terms of these debt instruments see Note 8—Debt Obligations.
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
Item 14. Principal Accountant Fees and Services
Grant Thornton LLP, has been our independent registered public accountants since 2006. We have not had and do not have an Audit Committee, and our executive management has appointed Grant Thornton as our independent registered public accounting firm and approved the engagement of Grant Thornton to perform the audit of the financial statements and internal control over financial reporting included in our annual report for the fiscal year ending December 31, 2012. Grant Thornton’s additional function is to review certain related filings with Securities and Exchange Commission and to conduct limited reviews of the financial statements included in our quarterly reports.
The following table sets forth the fees billed to us for the audit and other services provided by Grant Thornton LLP to us for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	($ in thousands)
Audit Fees (1)	$975	$841
Audit-Related Fees (2)	40	185
Tax Fees (3)	259	144
All Other Fees	—	—
Total	$1,274	$1,170

(1)	Audit fees are for the audit of the Company’s consolidated financial statements and quarterly reviews of unaudited consolidated financial statements.

(2)
Audit-related fees are fees paid to our principal accountant for services rendered in connection with various registration statements, an offering memorandum, other attest services, and general technical accounting consultations.

(3)
Tax fees include fees associated with general tax consulting, research and development tax credits, and tax impacts of GO Financial, and tax implications incurred in conjunction with the rescinded sale of the Company in 2012.

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

10.2.1
Executive Bonus Agreement, dated as of July 13, 2005, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Mark Sauder (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)+

10.2.2
First Amendment to Executive Bonus Agreement, dated as of January 1, 2009, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Mark Sauder (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)+

Exhibit No.	Description of Document

10.3.1
Executive Bonus Agreement, dated as of July 13, 2005, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Al Appelman (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-4/A filed on October 19, 2010)+

10.3.2
First Amendment to Executive Bonus Agreement, dated as of January 1, 2009, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Al Appelman (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-4/A filed on October 19, 2010)+

10.3.3	Settlement Agreement, dated November 29, 2012, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Al Appelman*+

10.4.1
Executive Bonus Agreement, dated as of July 13, 2005, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Jon Ehlinger (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4/A filed on October 19, 2010)+

10.4.2
First Amendment to Executive Bonus Agreement, dated as of January 1, 2009, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Jon Ehlinger (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-4/A filed on October 19, 2010)+

10.5
Form of Director and Officer Indemnity Agreement for directors and officers of DriveTime Automotive Group, Inc. (incorporated by reference to Exhibit 10.8.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

10.6
Form of Director and Officer Indemnity Agreement for directors and officers of DT Acceptance Corporation (incorporated by reference to Exhibit 10.8.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

10.7.1
Loan and Servicing Agreement, dated as of July 23, 2010, by and among DT Warehouse IV, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, The Royal Bank of Scotland PLC, and other parties named therein (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-4/A filed on April 27, 2011)†

10.7.2
Amendment No. 1 to Loan and Servicing Agreement, dated May 13, 2011, amending the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, DT Credit Company, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, and other parties named therein (incorporated by reference to Exhibit 10.11.2 to our Registration Statement on Form S-4 filed on June 27, 2011)

10.7.3
Amendment No. 2 to Loan and Servicing Agreement, dated as of September 19, 2011, amending the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, DT Credit Company, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, and other parties named therein (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q file on November 14, 2011)†

10.7.4
Amendment No. 3 to Loan and Servicing Agreement, dated December 28, 2011, amending the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, DT Credit Company, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, and other parties named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 30, 2011)

10.7.5
Amendment No. 4 to Loan and Servicing Agreement, dated March 15, 2012, amending the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, DT Credit Company, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, and other parties named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 21, 2012)

10.8.1
Loan and Servicing Agreement, dated as of April 1, 2010, by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.12.1 to our Registration Statement on Form S-4/A filed on April 27, 2011)†

10.8.2
Amendment No. 1, dated as of July 28, 2010, to Loan and Servicing Agreement dated as of April 1, 2010 by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.12.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

Exhibit No.	Description of Document

10.8.3
Amendment No. 2, dated as of March 31, 2011, to Loan and Servicing Agreement dated as of April 1, 2010 by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.12.3 to our Registration Statement on Form S-4/A filed on April 7, 2011)

10.8.4
Amendment No. 3, dated as of April 10, 2011, to Loan and Servicing Agreement dated as of April 1, 2010 by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.12.4 to our Registration Statement on Form S-4/A filed on April 22, 2011)

10.8.5
Amendment No. 4, dated April 15, 2011, to Loan and Servicing Agreement dated as of April 1, 2010 by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.12.5 to our Registration Statement on Form S-4/A filed on April 22, 2011)

10.8.6
Amendment No. 5, dated as of September 19, 2011, to Loan and Servicing Agreement, dated as of April 1, 2010 by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q file on November 14, 2011)†

10.8.7
Amendment No. 6, dated December 28, 2011, to the Loan and Servicing Agreement dated as of April 1, 2010 by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 30, 2011)

10.9.1
Fourth Amended and Restated Loan and Security Agreement, dated as of October 28, 2011, by and among DriveTime Automotive Group, Inc. DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DriveTime Ohio Company, LLC, and Wells Fargo Bank, N.A, Santander Consumer USA Inc., and Manheim Automotive Financial Services, Inc. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 14, 2011)†

10.9.2
Joinder Agreement, dated as of March 30, 2012, by and among Carvana, LLC, Drivetime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DriveTime Ohio Company, LLC and Wells Fargo Bank, N.A., to the Fourth Amended and Restated Loan and Security Agreement, dated as of October 29, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2012)

10.9.3
Guaranty and Security Agreement, dated as of October 28, 2011, by and among DT Acceptance Corporation, GFC Lending, LLC (f/k/a Go Financial Company, LLC), DT Credit Company, LLC, DT Jet Leasing, LLC, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q file on November 14, 2011)

10.10.1
Loan and Servicing Agreement, dated as of May 10, 2010, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Santander Consumer USA Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13.1 to our Registration Statement on Form S-4/A filed on April 27, 2011)†

10.10.2
Amendment No. 1, dated as of June 15, 2010, to Loan and Servicing Agreement, dated May 10, 2010, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Santander Consumer USA Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

10.10.3
Amendment No. 2, dated as of July 23, 2010, to Loan and Servicing Agreement, dated as of May 10, 2010, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Santander Consumer USA Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)

10.10.4
Amendment No. 3, dated as of September 26, 2011, to Loan and Servicing Agreement, dated as of May 10, 2010, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Santander Consumer USA Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q file on November 14, 2011)†

10.10.5
Amendment No. 4, dated December 28, 2011, to Loan and Servicing Agreement, dated May 10, 2010, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Santander Consumer USA Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 30, 2011)

10.10.6
Amended and Restated Loan and Servicing Agreement, dated December 31, 2012, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Santander Consumer USA Inc. and Wells Fargo Bank, National Association*††

10.11.1
Third Amended and Restated Loan and Servicing Agreement, dated as of July 23, 2010, by and among DT Warehouse, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch, and the other parties named therein (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-4/A filed on April 27, 2011)†

10.11.2
Amendment No. 1 to Third Amended and Restated Loan and Servicing Agreement, dated as of September 19, 2011, by and among DT Warehouse, LLC; DT Credit Company, LLC; Wells Fargo Bank National Association; Deutsche Bank AG, New York Branch; and Monterey Funding LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q file on November 14, 2011)†

10.12
Restricted Stock Agreement, dated as of December 28, 2010, by and between DriveTime Automotive Group, Inc. and Raymond C. Fidel (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-4/A filed on February 3, 2011)+

10.13
Restricted Stock Agreement, dated as of December 28, 2010, by and between DT Acceptance Corporation and Raymond C. Fidel (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-4/A filed on February 3, 2011)+

10.14
Shareholders’ Agreement, dated as of December 28, 2010, among DriveTime Automotive Group, Inc., Ernest C. Garcia II and Elizabeth Joanne Garcia, the Ernest C. Garcia III Multi-Generational Trust, the Brian Garcia Multi-Generational Trust, the Ernest Irrevocable 2004 Trust, and the Brian Irrevocable 2004 Trust, and Raymond C. Fidel (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-4/A filed on February 3, 2011)

10.15
Shareholders’ Agreement, dated as of December 28, 2010, among DT Acceptance Corporation, Ernest C. Garcia II and Elizabeth Joanne Garcia, the Ernest C. Garcia III Multi-Generational Trust, the Brian Garcia Multi-Generational Trust, the Ernest Irrevocable 2004 Trust, and the Brian Irrevocable 2004 Trust, and Raymond C. Fidel (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-4/A filed on February 3, 2011)

10.16.1
Loan and Servicing Agreement, dated December 28, 2011, by and among DT Warehouse, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch and the other partied listed therein (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on March 30, 2012)†

10.16.2
Amendment No. 1, dated August 31, 2012, to the Loan and Servicing Agreement, dated December 28, 2011, by and among DT Warehouse, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch and the other partied listed therein (incorporated by reference to Exhibit 10.1 to our Form 8-k filed on September 7, 2012)

10.16.3
Amendment No. 2, dated December 21, 2012, to Loan and Servicing Agreement dated December 28, 2011, by and among DT Warehouse, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch and the other partied listed therein*††

10.17
Loan and Security Agreement, dated December 23, 2011, by and among DT Warehouse V, LLC, DT Credit Company, LLC, Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, and Wells Fargo Bank, N.A (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on March 30, 2012) †

10.18
Master Loan Agreement, dated as of April 24, 2012, by and between DT-WF SPE I, LLC and Wells Fargo Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q file on August 10, 2012)†

10.19	Loan and Security Agreement, dated November 20, 2012, by and among DT Funding, LLC, DT Credit Company, LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, N.A.*††

21.1	Subsidiaries of the Registrants*

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit No.	Description of Document

101.	INS XBRL Instance Document**

101.	SCH XBRL Taxonomy Extension Schema Document**

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document**

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document**

101.	LAB XBRL Taxonomy Extension Label Linkbase Document**

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

**	Furnished herewith.

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

SIGNATURES
The Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on March 28, 2013.

DRIVETIME AUTOMOTIVE GROUP, INC.

By:	/s/ RAYMOND C. FIDEL
Raymond C. Fidel
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities below on March 28, 2013.

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
Donald J. Sanders

SIGNATURES
The Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on March 28, 2013.

DT ACCEPTANCE CORPORATION

By:	/s/ RAYMOND C. FIDEL
Raymond C. Fidel
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities below on March 28, 2013.

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