Form 10-Q
period 2013-03-31
DRIVETIME AUTOMOTIVE GROUP INC; DT Acceptance Corp
filed 2013-05-13
CIK 1012704, 1493927

Tables of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of March 31, 2013, was 101.7696 for each of DriveTime Automotive Group, Inc. and DT Acceptance Corp.

Tables of Contents

Tables of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands)
ASSETS
Cash and Cash Equivalents	$25,731	$26,480
Restricted Cash and Investments Held in Trust	126,951	107,072
Finance Receivables	1,739,540	1,634,622
Allowance for Credit Losses	(269,622)	(252,590)
Finance Receivables, net	1,469,918	1,382,032
Dealer Finance Receivables	74,753	40,956
Inventory	228,876	270,733
Property and Equipment, net	96,113	94,397
Other Assets	57,313	67,447
Total Assets	$2,079,655	$1,989,117
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$18,581	$17,346
Accrued Expenses and Other Liabilities	104,829	81,121
Accrued Expenses—Related Party	941	818
Portfolio Term Financings	989,206	1,049,478
Portfolio Warehouse Facilities	145,000	57,200
Senior Secured Notes Payable	193,392	193,320
Senior Secured Notes Payable-Related Party	5,000	5,000
Other Secured Notes Payable	136,668	117,281
Total Liabilities	1,593,617	1,521,564
Shareholders’ Equity—DTAG:
Common Stock	—	—
Paid-in Capital	117,272	147,117
Retained Earnings	7,749	8,931
Total Shareholders’ Equity—DTAG	125,021	156,048
Noncontrolling Interest-DTAC (1)	361,017	311,505
Total Equity	486,038	467,553
Total Liabilities & Shareholders’ Equity	$2,079,655	$1,989,117
(1)    Refer to Note 14 for Supplemental Consolidating Financial Information discussion regarding non-controlling interest.
See accompanying notes to Condensed Consolidated Financial Statements.

Tables of Contents

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Revenue:
Sales of Used Vehicles	$309,468	$297,135
Interest Income	74,974	70,528
Dealer Finance and Other Income	2,800	175
Total Revenue	387,242	367,838
Costs and Expenses:
Cost of Used Vehicles Sold	211,638	197,161
Provision for Credit Losses	77,842	60,342
Portfolio Debt Interest Expense	10,186	10,354
Non- Portfolio Debt Interest Expense	1,319	1,043
Senior Secured Debt Interest Expense	6,483	6,606
Senior Secured Debt Interest Expense—Related Party	158	—
Selling and Marketing	8,917	9,470
General and Administrative	43,709	41,866
General and Administrative—Related Party	2,651	2,858
Depreciation Expense	5,408	4,951
Total Costs and Expenses	368,311	334,651
Income Before Income Taxes	18,931	33,187
Income Tax Expense	342	392
Net Income	$18,589	$32,795
Net Loss Attributable to Noncontrolling Interest—DTAC (1)	$(59,749)	$(44,904)
Net Income Attributable to DTAG	78,338	77,699
Net Income	$18,589	$32,795
(1)    Refer to Note 14 for Supplemental Consolidating Financial Information discussion regarding non-controlling interest.
See accompanying notes to Condensed Consolidated Financial Statements.

Tables of Contents

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$18,589	$32,795
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	77,842	60,342
Depreciation Expense	5,408	4,951
Amortization of Debt Issuance Costs and Debt Premium and Discount	1,660	1,913
Non-Cash Compensation Expense—Related Party	311	465
Loss (Gain) from Disposal of Property and Equipment	31	(60)
Originations of Finance Receivables	(312,074)	(292,970)
Collections and Recoveries on Finance Receivable Principal Balances	145,923	148,309
Change in Accrued Interest Receivable and Loan Origination Costs	423	(506)
Change in Inventory	41,857	80,748
Change in Other Assets	8,829	6,042
Increase in Accounts Payable, Accrued Expenses and Other Liabilities	24,530	20,476
Change in Accrued Expenses-Related Party	123	95
Net Cash Provided By Operating Activities	13,452	62,600
Cash Flows from Investing Activities:
Origination of Dealer Finance Receivables	(38,960)	(5,627)
Collections and Recoveries of Dealer Finance Receivables	5,163	178
Proceeds from Disposal of Property and Equipment	641	456
Purchase of Property and Equipment	(7,797)	(5,650)
Net Cash Used in Investing Activities	(40,953)	(10,643)
Cash Flows from Financing Activities:
Increase in Restricted Cash	(15,624)	(8,499)
Collections, Buybacks and Change in Investments Held in Trust	(4,255)	(1,785)
Additions to Portfolio Term Financings	75,000	—
Repayment of Portfolio Term Financings	(135,207)	(112,289)
Additions to Portfolio Warehouse Facilities	210,300	195,800
Repayment of Portfolio Warehouse Facilities	(122,500)	(108,000)
Additions to Other Secured Notes Payable	20,000	—
Repayment of Other Secured Notes Payable	(614)	(14,531)
Payment of Debt Issuance Costs	(348)	(557)
Dividend Distributions	—	(5,260)
Net Cash Provided by / (Used in) Financing Activities	26,752	(55,121)
Net Decrease in Cash and Cash Equivalents	(749)	(3,164)
Cash and Cash Equivalents at Beginning of Period	26,480	25,930
Cash and Cash Equivalents at End of Period	$25,731	$22,766
Supplemental Statement of Cash Flows Information:
Interest Paid	$11,424	$11,311
Interest Paid—Related Party	$158	$—
Income Taxes Paid	$518	$463
Supplemental Statement of Non-Cash Investing and Financing Activities:
Disposal of Fully Depreciated Property and Equipment	$—	$551

See accompanying notes to Condensed Consolidated Financial Statements.

Tables of Contents

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Unaudited Financial Statements

(1)	Description of Business, Ownership Formation, Basis of Presentation, and Principles of Consolidation
Description of Business
DriveTime Automotive Group, Inc. (“DTAG”) and DT Acceptance Corporation ("DTAC") (together referred to herein as “we,” “our,” “the Company,” and “us”), through their subsidiaries, own and operate used automobile dealerships in the United States focusing primarily on the sale and financing of used vehicles to the subprime market. The subprime market is comprised of customers with modest incomes who have experienced credit difficulties or have very limited credit histories, and/or do not have access to obtain their own source of financing from third-party finance companies. Therefore, we provide financing for substantially all of the vehicles we sell. Since many of our customers may be unable to obtain financing to purchase a vehicle from another company, financing is an essential component of the services that we provide to our customers. We fund this portfolio primarily through portfolio warehouse facilities, securitizations, and other portfolio term financings.
In December 2011, as a supplement to our core operations, we launched a new indirect lending business segment, GO Financial (“GO”). GO provides indirect auto financing to third-party automobile dealerships collateralized by pools of subprime auto loans and is a separate operating segment.
Ownership
DTAG and DTAC are sister companies, generally with DTAG directing our retail vehicle sales and operations and DTAC directing our financing and collections operations. As of March 31, 2013, and December 31, 2012, the shareholders of DTAG and DTAC were Ernest C. Garcia II (Chairman) and the Garcia Family Trusts (collectively, herein also referred to as “Principal Shareholder” or “Mr. Garcia”) owning 100.0 shares, or 98.3% of each of DTAG and DTAC and Raymond C. Fidel (President and CEO) owning 1.8 shares, or 1.7% of each of DTAG and DTAC. DTAG and DTAC are sister companies, generally with DTAG directing our retail vehicle sales operations and DTAC directing our financing and collection operations.
Basis of Presentation
We have determined that DTAC is a variable interest entity (“VIE”) and DTAG is the primary beneficiary of DTAC. Therefore, the accounts of DTAG and DTAC are consolidated and intercompany transactions between DTAG and DTAC are eliminated in consolidation. We determined DTAG is the primary beneficiary of DTAC because DTAG has both (1) the power to direct the activities of DTAC that most significantly impact DTAC's economic performance and (2) a potentially significant variable interest that carries with it the obligation to absorb the losses or the right to receive benefits of DTAC. DTAG has the power to direct the activities of DTAC because it originates and sells 100% of the loans DTAC is required to purchase, sets underwriting standards and origination terms, sets servicing and collection policies administered by DTAC, as well as the fact that DTAC was created and designed by DTAG to obtain third party financing for DTAG's originations. DTAG also has potentially significant variable interests in the form of debt capital provided to DTAC through various debt issuances, guarantees of DTAC's debt, as well as operational liabilities owed to DTAG, all of which carry the obligation to absorb losses or receive benefits of DTAC. Creditors of DTAC generally do not have recourse to the general credit of DTAG, except that the special purpose entity ("SPE") related to our term residual facility entered into a demand note with DTAC. The demand note is guaranteed by DTAG.
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
Also included in the consolidated financial statements are SPEs of DTAC, which are all bankruptcy remote entities formed in conjunction with our securitizations, warehouse facilities, residual facility, real estate financing, and bank term financing transactions. We have determined that these SPEs are VIEs and DTAC is the primary beneficiary. Therefore, all intercompany accounts and transactions have been eliminated in consolidation for all periods presented. We determined DTAC is the primary beneficiary of these SPEs because DTAC has both (1) the power to direct the activities of the SPEs that most significantly impact the SPEs' economic performance and (2) a potentially significant variable interest that carries with it the obligation to absorb the losses or the right to receive benefits of DTAC. DTAC has the power to direct the activities of these SPEs because it services the loans in each of the securitizations, warehouse facilities and other lending arrangements. DTAC also has potentially significant variable interests in the form of holding the residual certificates for securitizations and rights to residual cash flows of the warehouse facilities. Creditors of the SPEs generally do not have recourse to the general credit of DTAC, except through servicing performance guarantees.

Tables of Contents

For more information regarding DTAC's financial position and results of operations and the SPEs' financial position and results of operations consolidated into DTAG and DTAC, respectively, see Note-14 Supplemental Consolidating Financial Information.
These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year-ended December 31, 2012, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2013.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities. Certain accounting estimates involve significant judgments, assumptions, and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of income and expenses during the reporting period which management considers to be critical accounting estimates. The judgments, assumptions, and estimates used by management are based on historical experience, managements’ experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations.
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

(2)	Restricted Cash and Investments Held in Trust
We maintain various cash accounts, which are pledged as collateral under our debt agreements. We are permitted to invest funds in these accounts in short-term liquid investments. The following is a summary of restricted cash and investments held in trust:

	As of March 31, 2013	As of December 31, 2012
	(In thousands)
Restricted cash	$38,121	$22,496
Investments Held in Trust	88,830	84,576
	$126,951	$107,072

(3)	Finance Receivables - DriveTime
The following is a summary of finance receivables:

	As of March 31, 2013	As of December 31, 2012
	(In thousands)
Principal Balances	$1,707,051	$1,601,710
Accrued Interest	15,366	16,414
Loan Origination Costs	17,123	16,498
Finance Receivables	$1,739,540	$1,634,622

Tables of Contents

Our finance receivables are defined as one segment and class of loan, which is the sub-prime consumer auto loan. Therefore, the disaggregation of information into portfolio segment and classes for assets with different risk characteristics is limited, and the level of risks inherent in our financing receivables are managed as one homogeneous pool and further segmented with our proprietary credit scoring system as described below in "—Credit Quality Indicators." We have chosen our internal customer credit scoring model since it has a direct and prominent impact in managing our portfolio receivables and monitoring its performance.
Finance receivables pledged as collateral associated with liabilities in our warehouse facilities, asset backed securitizations, and bank term financings, are provided in Note 5—Debt Obligations. We do not place loans on nonaccrual status, nor do we classify loans as impaired, since accounts are charged-off when the loan becomes 91 -121 days contractually past due at month end under our charge-off policy. We do not have loans that meet the definition of troubled debt restructurings.
Credit quality information for our finance receivables portfolio is provided as of the dates indicated below:
Age Analysis of Past Due Finance Receivables

	March 31, 2013		December 31, 2012		March 31, 2012
	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal
	($ In thousands)
Days Delinquent:
Current	61.4%	$1,047,962	49.1%	$786,765	65.8%	$1,030,752
01-30 Days	28.0%	478,861	33.0%	528,300	27.4%	429,219
31-60 Days	6.9%	117,721	10.0%	161,157	4.3%	67,359
61-90 Days	3.2%	54,537	5.1%	81,378	2.2%	34,463
91-120 Days	0.5%	7,970	2.8%	44,110	0.3%	4,699
Total Past Due	38.6%	$659,089	50.9%	$814,945	34.2%	$535,740
Total Finance Receivables	100.0%	$1,707,051	100.0%	$1,601,710	100.0%	$1,566,492
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
Credit Quality Indicators
Our proprietary credit grading system segments our customers into eight distinct credit grades. These credit grades range from A+ to D-, with A+ being the lowest risk credit grade and a D- being the highest risk credit grade. Generally, the lower the risk grade, the lower the unit loss rate. A summary of our portfolio by our internally assigned credit risk ratings at March 31, 2013, and December 31, 2012, is as follows:
At March 31, 2013

Grade	Average FICO Score (1)	Percentage of Portfolio Loans	Total Loans (2)	Percentage of Portfolio Principal	Loan Principal
					(In thousands)
A+	555	10.3%	15,019	10.5%	$178,406
A	540	18.3%	26,575	18.6%	317,210
B	517	37.3%	54,078	38.0%	648,685
C	504	28.8%	41,790	28.3%	483,127
C-	489	3.8%	5,546	3.3%	56,882
D+/D/D-	482	1.5%	2,202	1.3%	22,741
		100.0%	145,210	100.0%	$1,707,051

Tables of Contents

At December 31, 2012

Grade	Average FICO Score (1)	Percentage of Portfolio Contracts	Total Loans	Percentage of Portfolio Principal	Loan Principal
					(In thousands)
A+	556	10.4%	14,660	10.6%	$169,023
A	539	18.5%	25,998	18.8%	301,173
B	517	37.3%	52,476	38.2%	612,084
C	503	28.4%	40,066	27.8%	445,497
C-	488	3.9%	5,447	3.3%	53,512
D+/D/D-	478	1.5%	2,101	1.3%	20,421
		100.0%	140,748	100.0%	$1,601,710

(1)	Average FICO score is provided as an external metric of credit quality. FICO score is not utilized as the primary tool in determining internal credit grade.

(2)	Excludes Carvana originations
Concentration of Credit Risk
As of March 31, 2013, and December 31, 2012, our portfolio concentration by state was as follows:

As of March 31, 2013			As of December 31, 2012
State	Percent of Portfolio	Loan Principal (In thousands)	State	Percent of Portfolio	Loan Principal (In thousands)
Texas	22.4%	$384,359	Texas	23.0%	$369,021
Florida	15.2%	261,348	Florida	15.4%	247,281
North Carolina	9.6%	163,058	North Carolina	9.9%	157,670
Georgia	7.7%	130,818	Georgia	7.6%	122,027
Virginia	6.5%	110,887	Arizona	6.8%	108,792
Arizona	6.4%	108,947	Virginia	6.7%	106,749
Tennessee	4.9%	83,020	Tennessee	4.6%	72,967
California	4.4%	75,524	California	4.4%	71,005
Nevada	3.8%	64,948	Nevada	4.0%	63,346
South Carolina	3.7%	63,827	South Carolina	3.6%	58,163
Alabama	3.1%	53,224	New Mexico	3.0%	48,421
New Mexico	2.9%	48,745	Alabama	2.8%	44,787
Oklahoma	2.3%	38,703	Oklahoma	2.3%	36,109
Colorado	2.1%	35,458	Colorado	2.2%	35,268
Ohio	1.7%	28,409	Indiana	1.3%	21,603
Indiana	1.4%	24,084	Ohio	1.1%	17,417
Mississippi	1.1%	19,371	Mississippi	1.0%	15,847
Arkansas	0.4%	6,252	Arkansas	0.2%	3,218
Missouri	0.4%	6,069	Missouri	0.1%	2,019
	100.0%	$1,707,051		100.0%	$1,601,710

Tables of Contents

Allowance for Credit Losses
The following table sets forth the rollforward of the allowance for credit losses for the periods indicated:

	Three months ended March 31,
	2013	2012
	($ In thousands)
Allowance Activity:
Balance, beginning of period	$252,590	$221,533
Provision for credit losses	77,842	60,342
Net charge-offs	(60,810)	(44,848)
Balance, end of period	$269,622	$237,027
Allowance as a percent of portfolio principal	15.7%	15.1%
Charge off Activity:
Principal balances	$(97,917)	$(82,851)
Recoveries, net	37,107	38,003
Net charge-offs	$(60,810)	$(44,848)
     At March 31, 2013 and December 31, 2012 recovery receivables of $29.4 million and $37.0 million, respectively, were included as a component of other assets in the accompanying condensed consolidated balance sheets.

(4)	Dealer Finance Receivables - GO
The following is a summary of the activity in Dealer Finance Receivables:

	Three months ended March 31,
	2013	2012
	(In thousands)
Balance, Beginning of Period	$40,956	$24
Advances During the Period	38,960	5,502
Revenue Recognized	2,037	125
Payments to Reduce Amount Advanced	(7,200)	(178)
Balance, End of Period	$74,753	$5,473
At March 31, 2013 and December 31, 2012 we have not recorded impairment on any pools.
Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Changes in accretable yield were as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Balance, Beginning of Period	$8,887	$—
Accretion (Revenue Recognized)	(2,037)	(125)
Additions	9,999	1,792
Reclassification from (to) Nonaccretable Yield	—	—
Balance, End of Period	$16,849	$1,667

Non-accretable yield represents the difference between the total contractual net cash flows of Dealer Finance Receivables and the expected cash flows. This difference is neither accreted into income nor recorded on our balance sheet since it represents the portion of cash flows not expected to be received.  Contractual net cash flows are comprised of the underlying contractual cash flows from consumer loans aggregated with the total accretable yield to be earned on Dealer Finance receivables over the life of the Dealer Pool.  Although we are required to present contractual cash flows, we do not believe that contractual net cash flows on the underlying consumer loans are relevant in assessing our potential future cash flows because we are not entitled to the contractual cash flows and do not expect to receive 100% of contractual cash. Expected

Tables of Contents

net cash flows represent the loss adjusted contractual cash flows, including earnings thereon.  Components of non-accretable yield are as follows:

As of March 31, 2013
(In thousands)
Contractual Net Cash Flows (1)	$103,306
Expected Net Cash Flows	(91,602)
Non-accretable Yield	$11,704
(1)    Contractual net cash flows represents total cash payments due across all dealer servicing agreements for repayment of dealer advances and contract servicing.

(5)	Debt Obligations
Portfolio Term Financings
The following is a summary of portfolio term financings:

	As of March 31, 2013	As of December 31, 2012
	(In thousands)
Securitization Debt:
Asset backed security obligations	$569,884	$677,118
Bank Term Financing:
Variable rate secured financing transactions for our finance receivable portfolio	319,322	347,360
Portfolio Term Residual Financing:
Variable rate financing facility secured by residual interests in finance receivables of certain warehouse facilities and securitization trusts	100,000	25,000
Total Portfolio Term Financings	$989,206	$1,049,478
Securitization debt
The following is a summary of securitization transactions with outstanding balances for each period presented:

	As of March 31, 2013				As of December 31, 2012
Transaction	Debt Balance	Gross Receivables Pledged	Cash Reserve	Interest Rate (1)	Debt Balance	Gross Receivables Pledged	Cash Reserve	Interest Rate (1)
	($ In thousands)				($ In thousands)
2010-1	$16,037	$40,958	$4,500	3.6%	$23,036	$55,525	$4,500	3.6%
2011-1	48,398	67,170	4,200	3.0%	60,335	84,198	4,200	3.0%
2011-2	69,436	84,419	4,500	2.9%	84,977	103,779	4,500	2.9%
2011-3	106,570	129,943	4,500	3.9%	130,347	159,068	4,500	3.9%
2012-1	145,443	188,752	4,500	3.5%	170,198	219,252	4,500	3.5%
2012-2	184,000	223,914	4,500	2.9%	208,225	251,409	4,500	2.9%
	$569,884	$735,156	$26,700		$677,118	$873,231	$26,700
(1) These rates represent the original duration weighted average rates of the outstanding asset-backed securities.
Asset-backed securities outstanding are secured by underlying pools of finance receivables (collateral) and investments held in trust (cash reserve). Credit enhancement for the asset-backed securities consists of a cash reserve account, over collateralization, and subordination of certain classes of notes in each trust to more senior classes of notes in such trust. Asset-backed securities outstanding have interest payable monthly at the fixed rates represented in the table above. All outstanding securitizations were rated in tranches with credit ratings from AAA to BBB by S&P and DBRS.
Individual securitization trusts are not cross-collateralized or cross-defaulted. Additionally, we have the option to purchase the remaining loans in a trust when the remaining principal balances of the loans reach 10% of their original principal balance.

Tables of Contents

Bank term financing
Bank term financings are secured by underlying pools of finance receivables and a cash reserve account. At March 31, 2013 and December 31, 2012, our outstanding bank term financing with Wells Fargo Bank bears interest at LIBOR plus 2.00% (2.20% at both March 31, 2013 and December 31, 2012). This facility includes overcollateralization and a cash reserve similar to a securitization transaction, but consists of only one class of bonds and is unrated. At March 31, 2013 and December 31, 2012, $401.6 million and $443.9 million in receivables were pledged as collateral to this facility, respectively. At March 31, 2013 and December 31, 2012, $6.9 million was held as a cash reserve for this facility.
Portfolio term residual financing
The term residual facility with Santander Consumer USA Inc. ("Santander") is secured by residual interests in our warehouse facilities and certain securitization trusts. The amounts outstanding under the facility bear interest at LIBOR + 3.50% or LIBOR + 6.00%, depending upon whether certain conditions are satisfied. This facility provides for funding through December 2019, with a term-out feature resulting in a final maturity of December 2020. At March 31, 2013, we were in compliance with all financial covenants of the facility. For the three months ended March 31, 2013, interest accrued at LIBOR + 3.50% (3.70% at March 31, 2013).
Portfolio warehouse facilities
The following is a summary of portfolio warehouse facilities:

	As of March 31, 2013
	Amount Drawn	Facility Amount	Stated Advance Rate	Collateral (1)	Interest Rate (2)	Expiration Date	Final Maturity
	($ In thousands)
Portfolio Warehouse Facilities
Deutsche Bank	$48,100	$150,000	65%	$111,641	2.45%	Dec 2014	Dec 2015
Wells Fargo	53,000	150,000	58%	119,858	2.45%	Dec 2013	Dec 2015
RBS	43,900	125,000	65%	116,138	2.50%	Mar 2014	Mar 2015
Total Portfolio Warehouse Facilities	$145,000	$425,000

	As of December 31, 2012
	Amount Drawn	Facility Amount	Stated Advance Rate	Collateral (1)	Interest Rate (2)	Expiration Date	Final Maturity
	($ In thousands)
Portfolio Warehouse Facilities
Deutsche Bank	$19,300	$150,000	65%	$38,881	2.46%	Dec 2014	Dec 2015
Wells Fargo	23,000	150,000	58%	42,778	2.46%	Dec 2013	Dec 2015
RBS	14,900	125,000	53%	26,707	1.65%	Mar 2013	Mar 2014
Total Portfolio Warehouse Facilities	$57,200	$425,000

(1)	Collateral represents underlying pools of finance receivables pledged to each facility.

(2)	Interest rate at period end equal to contractual benchmark plus index.
Deutsche Bank Warehouse Facility
We have a revolving warehouse facility with Deutsche Bank AG, New York Branch (Deutsche Bank). The amounts outstanding under the facility bear interest at LIBOR plus 2.25%. At March 31, 2013, we were in compliance with all financial covenants of this facility.
Wells Fargo Warehouse Facility
We have a revolving warehouse facility with Wells Fargo Bank, N.A. (Wells Fargo). On March 15, 2013 we executed an amendment to permit contracts originated by GO Financial to be pledged as collateral. The amounts outstanding under the facility bear interest at LIBOR plus 2.25%. At March 31, 2013, we were in compliance with all financial covenants of this facility.

Tables of Contents

RBS Warehouse Facility
We have a revolving warehouse facility with The Royal Bank of Scotland plc (RBS). The amounts outstanding under the facility bear interest at LIBOR plus 2.25%. At March 31, 2013, we were in compliance with all financial covenants of this facility.
Senior secured notes payable
A summary of Senior Secured Notes payable follows:

	As of March 31, 2013	As of December 31, 2012
	(In thousands)
Senior Secured Notes Payable	193,392	193,320
Senior Secured Notes Payable - Related Party	5,000	5,000
Total Senior Secured Notes Payable	198,392	198,320
In June 2010 we issued $200.0 million of 12.625% senior secured notes due 2017 (the “Senior Secured Notes”). The notes were issued with an original issuance price of 98.854%, resulting in an effective yield of 12.875%. Interest on the Senior Secured Notes is payable semi- annually in arrears on June 15th and December 15th of each year. As of March 31, 2013, we were in compliance with all financial covenants of the Senior Secured Notes. At March 31, 2013 and December 31, 2012, the Senior Secured Notes are shown net of unamortized discount of $1.6 million and $1.7 million, respectively. In May 2013, we issued an additional $50.0 million of the Senior Secured Notes. See Note 12- Subsequent Events for further information.
Other secured notes payable
A summary of other secured notes payable follows:

	As of March 31, 2013
	Balance	Max Facility Capacity		Advance Rate		Interest Rate (1)	Expiration Date
	($ In thousands)
Other Secured Notes Payable
Revolving Inventory Facility	$111,321	$130,000		85%	(2)	3.75%	Nov 2014
Mortgage Note Payable	12,397	n/a		n/a		5.87%	Mar 2017
Real Estate Facility	11,269	25,000		70%		4.20%	Oct 2020
Equipment Note Payable	1,681	n/a		n/a		4.75%	Apr 2013
Total Other Secured Notes Payable	$136,668	$155,000

	As of December 31, 2012
	Balance	Max Facility Capacity		Advance Rate		Interest Rate (1)	Expiration Date
	($ In thousands)
Other Secured Notes Payable
Revolving Inventory Facility	$91,320	$140,000	(3)	85%	(2)	3.75%	Nov 2014
Mortgage Note Payable	12,454	n/a		n/a		5.87%	Mar 2017
Real Estate Facility	11,733	25,000		70%		4.21%	Oct 2020
Equipment Note Payable	1,774	n/a		n/a		4.75%	Apr 2013
Total Other Secured Notes Payable	$117,281	$165,000

(1)	Interest rate at period end equal to contractual benchmark plus index.

(2)	Advance rate is based on qualifying vehicle cost and is secured by our entire vehicle inventory.

(3)	Inclusive of a $10.0 million seasonal increase in the months of November through the end of January.

Tables of Contents

Revolving inventory facility
We have a revolving inventory line with Wells Fargo, Santander and Manheim Automotive Financial Services, Inc. The interest rate on the facility is based on the Daily One Month Libor rate plus 3.5%. At March 31, 2013, we were in compliance with all financial covenants of this facility.
Mortgage note payable
We have a mortgage note payable which is secured by our operations call center building in Mesa, Arizona (a commercial property). Terms of the note agreement provide for monthly principal and interest payments with a final balloon payment. At March 31, 2013, we were in compliance with all financial covenants of this loan.
Real Estate Facility
We have a seven year fully amortizing real estate facility with Wells Fargo. The amounts outstanding under the facility bear interest at LIBOR plus 4.0%. At March 31, 2013, we were in compliance with all financial covenants of this facility, and the line was collateralized by nine properties.
Equipment note payable
We have an equipment note payable, which is secured by an aircraft and bears interest at the Prime rate plus 1.5%. In April 2013, we executed an amendment to the note, which extended the maturity date to April 2015 and lowered the interest rate to Prime plus 1.0%. Terms of the note agreement provide for monthly principal and interest payments with a final balloon payment. At March 31, 2013, we were in compliance with all financial covenants of this loan.

(6)    Deferred Revenue

Beginning in the fourth quarter of 2012 we began offering our DriveCare® limited warranty as a separately priced service contract in our dealerships located in Tennessee, Virginia and Ohio (also referred to as "unbundling"). As a result, the revenue and costs of the sale of these service contracts is deferred and recognized over the life of the warranty contract, in relation to the usage and expected duration of the contracts. The deferred revenue balance is recorded as part of Accrued Expenses and Other Liabilities in the accompanying condensed consolidated balance sheet.

The following table sets forth information regarding the change in deferred revenue:

Three Months Ended March 31, 2013
(In thousands)
Balance, Beginning of Period	$2,332
Gross Revenue Deferred	7,037
Revenue Recognized	(358)
Balance, End of Period	$9,011
At March 31, 2013 deferred cost associated with our separately priced service contracts was $1.7 million.

(7)	Related Party Transactions
During the three months ended March 31, 2013 and 2012, we recorded related party operating expenses as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
General and Administrative Expenses—Related Party
Property lease expense	$1,198	$1,220
Restricted stock compensation expense	310	465
Aircraft operating and lease expense	1,088	1,016
Salaries and wages, general & administrative and other expenses	132	228
Reimbursement of certain general and administrative expenses	(77)	(71)
Total General and Administrative Expenses—Related Party	$2,651	$2,858

Tables of Contents

Interest Expense
During the three months ended March 31, 2013 and 2012, we recorded related party interest expense as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Senior Secured Notes Interest Expense—Related Party
Senior Secured Notes Payable—Verde	$142	$—
Senior Secured Notes Payable—CEO	16	—
Total Senior Secured Notes Interest Expense—Related Party	$158	$—
For a description of the nature of these transactions, see Note 10 - Related Party Transactions to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed on March 28, 2013.

(8)	Income Taxes
The condensed consolidated financial statements consist of financial and operating data of DTAG and DTAC, which are both S corporations. Since DTAC and DTAG are flow-through entities for federal income tax purposes, there is no federal income tax expense related to the income of DTAC and DTAG, other than for one of DTAG’s wholly-owned subsidiaries, which is a C corporation. The taxable income flows through to our shareholders who are responsible for paying the associated taxes. Although most states follow the federal recognition of S corporation status, some states do impose an entity level tax on that income; therefore, the tax expense is adjusted accordingly. We did not have an income tax liability as of March 31, 2013. Our income tax liability was $0.2 million as of December 31, 2012.

(9)	Shareholders’ Equity, Dividends & Stock Compensation
Share Information
DTAG has authorized shares with par value of $.001 per share. Of the 1,000 shares authorized, 101.8 shares are issued and outstanding. DTAC has authorized shares with no par value. Of the 1,000,000 shares authorized, 101.8 shares are issued and outstanding.
Non-controlling Interest
Because DTAG and DTAC are consolidated for financial reporting purposes, we are required to separately present the non-controlling equity interest of the VIE (DTAC) on the condensed consolidated balance sheets and condensed consolidated statements of operations for all periods presented. The non-controlling interest is DTAC’s GAAP equity and income for the periods presented and there are no third-party competing interests in DTAC. For the amounts of assets, liabilities, revenue, and income of DTAC consolidated into DTAG at March 31, 2013, see Note 14- Supplemental Consolidating Financial Information.
Dividends
Certain of our debt facilities place restrictions on the amount of cash dividends we are permitted to pay to our shareholders. If we are in compliance with the indebtedness covenant in the Senior Notes, specifically related to our ability to pay dividends, we are permitted to pay cash dividends limited to an amount not greater than the percentage of S corporation taxable income for such quarterly periods equal to the highest combined federal, state, and/or local tax rate for individuals, plus 50% of the difference between pre-tax earnings less amounts paid for tax. If we are not in compliance with the indebtedness covenant in the Senior Notes, specifically related to our ability to pay dividends, we are only permitted to pay cash dividends limited to an amount not greater than the percentage of S corporation taxable income for such quarterly periods equal to the highest combined federal, state, and/or local tax rate for individuals. As of March 31, 2013, we were not in compliance with such covenant, which restricted our ability to pay dividends to the amount relative to taxable income.
During the three months ended March 31, 2013, we did not distribute any dividends. In March 2013, the Board of Directors approved a cash dividend of approximately $10.9 million, payable in April 2013 to shareholders of record on the payment date. See Note 12- Subsequent Events for further information.

Tables of Contents

Chief Executive Officer Restricted Stock Grant
For the three months ended March 31, 2013 and 2012, we recorded $0.3 million and $0.5 million, respectively, in restricted stock compensation expense associated with the December 2010 Restricted Stock Agreements between Mr. Fidel and each of DTAG and DTAC. The stock compensation recorded for these periods also credited our Paid-in Capital accounts for both companies during these periods.

(10)Commitments and Contingencies
Limited warranty
Our limited warranty accrual is recorded as a component of accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets for each period presented. The following table reflects activity in the warranty accrual for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Warranty Accrual Activity
Balance, Beginning of Period	$24,030	$24,004
Warranty Expense	8,556	7,441
Warranty Claims Paid	(7,678)	(4,009)
Balance, End of Period	$24,908	$27,436
Lease commitments
At March 31, 2013, we leased the majority of our dealership and reconditioning center locations. We also leased our corporate office in Phoenix, Arizona, and operations collection facilities in Dallas, Texas. As each lease matures, we evaluate the existing location to determine whether the dealership should be relocated to another site in the region closer in proximity to new car franchises and/or higher traffic retail areas. As of March 31, 2013, we had approximately $69.3 million in aggregate operating lease obligations.
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
There have been no material changes to the status of pending litigation or our accruals for legal matters disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 28, 2013, however; subsequent to March 31, 2013, we provided requested information to the CFPB in conjunction with their supplemental request for information that we received on February 21, 2013. We also received a further request for information on May 1, 2013, and we are currently in the process of responding.
Additionally, in the ordinary course of business, we are a defendant in various other types of legal proceedings. Although we cannot determine at this time the amount of the ultimate exposure from these lawsuits, if any, based on the advice of counsel, management does not expect the final outcome to have a material adverse effect on us.

(11)	Fair Value of Financial Instruments
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

Tables of Contents

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
The following is a summary of carrying value and fair value of our financial instruments for each period presented:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
Finance Receivables, net (1)	$1,461,336	$1,550,131	$1,370,800	$1,441,026
Dealer Finance Receivables - GO, net	74,753	74,753	40,956	40,956
Securitization Debt	569,884	588,176	677,118	702,031
Portfolio Term Residual Financing	100,000	100,000	25,000	25,000
Bank Term Financings	319,321	319,321	347,360	347,360
Portfolio Warehouse Facilities	145,000	145,000	57,200	57,200
Senior Secured Notes Payable	198,392	222,199	198,320	220,135
Revolving Inventory Facility	111,321	111,662	91,320	91,600
Mortgage Note Payable	12,397	11,149	12,454	11,200
Real Estate Facility	11,269	11,237	11,733	11,700

(1)	Represents finance receivable principal balances, plus accrued interest, less the allowance for credit losses.
Valuation methodologies
Finance receivables
The fair value of finance receivables was estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This discounted cash flow is estimated utilizing an internal valuation model, which uses a combination of market inputs (i.e. discount rates for similar and like transactions) and our own assumptions regarding credit losses, recoveries, and prepayment rates in our portfolio. We estimate the cash flow of the portfolio and the cash flow of our retained interests in securitization and bank term financing transactions in measuring total cash flow. These cash flows are developed on a leveraged basis since our finance receivable portfolio is financed by these debt instruments and are not separable transactions.
Dealer Finance Receivables - GO
The fair value of dealer finance receivables was estimated by discounting future cash flows expected to be collected utilizing an internal loss adjusted cash flow valuation model. The cash flow valuation model uses internally generated assumptions regarding credit losses, recoveries, and prepayment rates in our portfolio, and a market discount rate.
Securitization debt
At March 31, 2013 and December 31, 2012, the fair value of securitization debt was determined using a third-party quoted market price.
Portfolio term residual financing
The portfolio term residual financing was amended in December 2012; therefore, we believe the fair value of this debt approximates carrying value at March 31, 2013 and December 31, 2012.
Bank term financings
In November 2012, we executed a bank term financing with Wells Fargo.  Because this financing was recently executed, we believe the fair value approximates carrying value at March 31, 2013 and December 31, 2012.

Tables of Contents

Portfolio warehouse facilities
The portfolio warehouse facilities are short term in nature and the interest rates adjust in conjunction with the lender’s cost of funds or 30-day LIBOR. The Deutsche Bank Warehouse Facility was renewed in December 2012. The Royal Bank of Scotland Warehouse Facility was renewed in March 2013. The Wells Fargo Warehouse Facility was executed in December 2011. Since the majority of the warehouse facilities were recently renewed or executed and contain a floating market rate of interest, we believe the fair value of these facilities approximate carrying value at March 31, 2013 and December 31, 2012.
Senior secured notes payable
The fair value of senior secured notes payable at March 31, 2013 and December 31, 2012 was determined using third-party quoted market prices.
Revolving inventory facility
At March 31, 2013 and December 31, 2012, the fair value of the inventory facility was determined using a third party discounted cash flow using market interest rates for this debt. Both periods utilize the December 31 analysis, as the market for these instruments is not considered volatile.
Mortgage note payable
At March 31, 2013, and December 31, 2012, the fair value of this note was determined using third-party market prices for similar commercial real estate mortgages. Both periods utilize the December 31 analysis, as the market for these instruments is not considered volatile.
Real estate facility
At March 31, 2013 and December 31, 2012, the fair value of the real estate facility was determined using a third-party discounted cash flow using market interest rates for this debt. Both periods utilize the December 31 analysis, as the market for these instruments is not considered volatile.

(12)	Subsequent Events
In April 2013, the Company paid approximately $10.9 million of dividends to shareholders relating to fourth quarter 2012 and first quarter 2013 earnings.
In May 2013, we issued an additional $50.0 million of the Senior Secured Notes in a private offering under Rule 144A and Regulation S of the Securities Act of 1933. These notes were additional notes allowed under the indenture executed in June 2010. The notes were issued with an original issuance price of 111.0%, resulting in an effective "yield to first call date" of 7.67%. Interest, maturity and covenant terms of this secondary offering are identical to those of the initial offering.

(13)	Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other accounting standards setting bodies, which we may adopt as of the specified date required by each standard. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. We did not note any amendments to GAAP in the first quarter of 2013, which would have an effect on the Company.

Tables of Contents

(14)	Supplemental Consolidating Financial Information
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
The following tables present condensed consolidating balance sheets as of March 31, 2013, and December 31, 2012; and condensed consolidating statements of operations and cash flows for the three months ended March 31, 2013 and 2012 for (i) DTAG and DTAC, —the co-issuers of the Senior Secured Notes, (ii) the separate DTAG and DTAC guarantor subsidiaries on a combined basis, (iii) the separate DTAG and DTAC non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidated amounts. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management believes that such information is not material to the senior note holders. Consolidating adjustments include elimination of investment in subsidiaries, elimination of intercompany accounts; elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and elimination of equity in earnings (losses) of subsidiaries. The condensed consolidating financial information should be read in conjunction with the condensed consolidated financial statements herein.
Included in the column for DTAG Guarantor Subsidiaries Combined are DriveTime Sales and Finance Company, LLC and DriveTime Car Sales Company, LLC. Included in the column for DTAC Guarantor Subsidiaries Combined are DT Credit Company, LLC, GFC Lending, LLC and DT Jet Leasing, LLC. Included in the column for DTAG Non-Guarantor Subsidiaries Combined are all other subsidiaries that are wholly-owned by DTAG. Included in the column for DTAC Non-Guarantor Subsidiaries Combined are all SPEs, which are VIEs and for which DTAC is the primary beneficiary. The column for the Issuers includes the accounts for DTAG and DTAC as issuers and as parent companies for each of its respective subsidiaries.
Consolidated amounts may be immaterially different compared to the condensed consolidated financial statements due to rounding.

Tables of Contents

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
March 31, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
ASSETS
Cash and Cash Equivalents	$3,327	$510	$5	$—	$3,842	$52	$257	$21,580	$—	$21,889	$—	$25,731
Restricted Cash and Investments Held in Trust	—	—	—	—	—	25,027	101,924	—	—	126,951	—	126,951
Finance Receivables	—	—	—	—	—	279	—	1,739,261	—	1,739,540	—	1,739,540
Allowance for Credit Losses	—	—	—	—	—	—	—	(269,622)	—	(269,622)	—	(269,622)
Finance Receivables, Net	—	—	—	—	—	279	—	1,469,639	—	1,469,918	—	1,469,918
Dealer Finance Receivables	—	—	—	—	—	74,753	—	—	—	74,753	—	74,753
Inventory	228,876	—	—	—	228,876	—	—	—	—	—	—	228,876
Property and Equipment, Net	72,924	—	—	—	72,924	5,457	15,211	2,521	—	23,189	—	96,113
Investments in Subsidiaries	—	—	348,577	(348,577)	—	—	—	430,410	(430,410)	—	—	—
Other Assets	1,428,316	26,135	480,864	(706,690)	1,228,625	649,462	1,455,383	1,129,613	(2,110,920)	1,123,538	(2,294,850)	57,313
Total Assets	$1,733,443	$26,645	$829,446	$(1,055,267)	$1,534,267	$755,030	$1,572,775	$3,053,763	$(2,541,330)	$2,840,238	$(2,294,850)	$2,079,655
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$18,571	$—	$—	$—	$18,571	$10	$—	$—	$—	$10	$—	$18,581
Accrued Expenses and Other Liabilities	1,270,241	108	605,229	(706,690)	1,168,888	726,350	6,459	2,593,550	(2,094,627)	1,231,732	(2,294,850)	105,770
Portfolio Term Financings	—	—	—	—	—	—	1,005,499	—	(16,293)	989,206	—	989,206
Portfolio Warehouse Facilities	—	—	—	—	—	—	145,000	—	—	145,000	—	145,000
Senior Secured Notes Payable	—	—	99,196	—	99,196	—	—	99,196	—	99,196	—	198,392
Other Secured Notes Payable	111,321	11,269	—	—	122,590	1,681	12,397	—	—	14,078	—	136,668
Total Liabilities	1,400,133	11,377	704,425	(706,690)	1,409,245	728,041	1,169,355	2,692,746	(2,110,920)	2,479,222	(2,294,850)	1,593,617
Shareholders’ Equity:
Total Shareholders’ Equity	333,309	15,268	125,021	(348,577)	125,021	26,989	403,421	361,017	(430,410)	361,017	—	486,038
Total Liabilities & Shareholders’ Equity	$1,733,442	$26,645	$829,446	$(1,055,267)	$1,534,266	$755,030	$1,572,776	$3,053,763	$(2,541,330)	$2,840,239	$(2,294,850)	$2,079,655

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2012
(In thousands)

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
LIABILITIES & SHAREHOLDERS’ EQUITY
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

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$309,468	$—	$—	$—	$309,468	$—	$—	$—	$—	$—	$—	$309,468
Interest Income	—	—	—	—	—	3	73,291	75,249	(73,569)	74,974	—	74,974
Dealer Finance and Other Income	—	—	—	—	—	2,800	—	—	—	2,800	—	2,800
Other Revenue	12,130	—	12,546	—	24,676	15,980	—	523	(15,994)	509	(25,185)	—
Equity in Income of Subsidiaries	—	—	71,391	(71,391)	—	—	—	50,153	(50,153)	—	—	—
Total Revenue	321,598	—	83,937	(71,391)	334,144	18,783	73,291	125,925	(139,716)	78,283	(25,185)	387,242
Costs and Expenses:
Cost of Used Vehicles Sold	211,638	—	—	—	211,638	—	—	—	—	—	—	211,638
Provision for Credit Losses	—	—	—	—	—	—	—	77,842	—	77,842	—	77,842
Portfolio Debt Interest Expense	—	—	—	—	—	—	10,186	—	—	10,186	—	10,186
Non-Portfolio Debt Interest Expense	957	135	13	—	1,105	20	464	86,788	(73,569)	13,703	(13,489)	1,319
Senior Secured Debt Interest Expense	—	—	3,321	—	3,321	—	—	3,320	—	3,320	—	6,641
Selling and Marketing	8,982	—	—	—	8,982	14	—	(79)	—	(65)	—	8,917
General and Administrative	24,837	(952)	2,195	—	26,080	16,558	14,125	17,287	(15,994)	31,976	(11,696)	46,360
Depreciation Expense	4,527	—	—	—	4,527	419	135	327	—	881	—	5,408
Total Costs and Expenses	250,941	(817)	5,529	—	255,653	17,011	24,910	185,485	(89,563)	137,843	(25,185)	368,311
Income (Loss) before Income Taxes	70,657	817	78,408	(71,391)	78,491	1,772	48,381	(59,560)	(50,153)	(59,560)	—	18,931
Income Tax Expense	—	83	70	—	153	—	—	189	—	189	—	342
Net Income (Loss)	$70,657	$734	$78,338	$(71,391)	$78,338	$1,772	$48,381	$(59,749)	$(50,153)	$(59,749)	$—	$18,589

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2012
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$297,135	$—	$—	$—	$297,135	$—	$—	$—	$—	$—	$—	$297,135
Interest Income	—	—	—	—	—	—	63,490	70,831	(63,793)	70,528	—	70,528
Dealer Finance and Other Income	—	—	—	—	—	175	—	—	—	175	—	175
Other Revenue	11,413	—	6,760	—	18,173	14,525	—	569	(14,504)	590	(18,763)	—
Equity in Income of Subsidiaries	—	—	76,510	(76,510)	—	—	—	39,219	(39,219)	—	—	—
Total Revenue	308,548	—	83,270	(76,510)	315,308	14,700	63,490	110,619	(117,516)	71,293	(18,763)	367,838
Costs and Expenses:
Cost of Used Vehicles Sold	197,161	—	—	—	197,161	—	—	—	—	—	—	197,161
Provision for Credit Losses	—	—	—	—	—	—	—	60,342	—	60,342	—	60,342
Portfolio Debt Interest Expense	—	—	—	—	—	—	10,354	—	—	10,354	—	10,354
Non-Portfolio Debt Interest Expense	813	—	10	—	823	24	494	71,894	(63,793)	8,619	(8,399)	1,043
Senior Secured Debt Interest Expense	—	—	3,303	—	3,303	—	—	3,303	—	3,303	—	6,606
Selling and Marketing	9,405	—	—	—	9,405	65	—	—	—	65	—	9,470
General and Administrative	20,736	(306)	2,113	—	22,543	15,207	12,413	19,429	(14,504)	32,545	(10,364)	44,724
Depreciation Expense	4,210	—	—	—	4,210	260	154	327	—	741	—	4,951
Total Costs and Expenses	232,325	(306)	5,426	—	237,445	15,556	23,415	155,295	(78,297)	115,969	(18,763)	334,651
Income (Loss) before Income Taxes	76,223	306	77,844	(76,510)	77,863	(856)	40,075	(44,676)	(39,219)	(44,676)	—	33,187
Income Tax Expense	—	56	108	—	164	—	—	228	—	228	—	392
Net Income (Loss)	$76,223	$250	$77,736	$(76,510)	$77,699	$(856)	$40,075	$(44,904)	$(39,219)	$(44,904)	$—	$32,795

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$70,657	$734	$78,338	$(71,391)	$78,338	$1,772	$48,381	$(59,749)	$(50,153)	$(59,749)	$—	$18,589
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used In) Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	77,842	—	77,842	—	77,842
Depreciation Expense	4,527	—	—	—	4,527	419	135	327	—	881	—	5,408
Amortization of Debt Issuance Costs and Debt Premium and Discount	41	15	164	—	220	—	1,276	164	—	1,440	—	1,660
Non-Cash Compensation Expense-Related Party	—	—	155	—	155	—	—	156	—	156	—	311
Loss (Gain) from Disposal of Property and Equipment	(41)	—	—	—	(41)	78	—	(6)	—	72	—	31
Originations of Finance Receivables	—	—	—	—	—	(285)	—	(311,789)	—	(312,074)	—	(312,074)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	7	—	145,916	—	145,923	—	145,923
Change in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	423	—	423	—	423
Decrease in Inventory	41,857	—	—	—	41,857	—	—	—	—	—	—	41,857
(Increase) Decrease in Other Assets	(398,590)	330	(81,588)	66,267	(413,581)	(163,925)	(61,553)	(214,791)	303,856	(136,413)	558,823	8,829
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	264,680	(588)	2,931	5,124	272,147	204,879	(243)	364,599	(257,906)	311,329	(558,823)	24,653
Net Cash Provided By (Used In) Operating Activities	(16,869)	491	—	—	(16,378)	42,945	(12,004)	3,092	(4,203)	29,830	—	13,452
Cash Flows from Investing Activities:
Origination of Dealer Finance Receivables	—	—	—	—	—	(38,960)	—	—	—	(38,960)	—	(38,960)
Collections and Recoveries of Dealer Finance Receivables	—	—	—	—	—	5,163	—	—	—	5,163	—	5,163
Proceeds from Disposal of Property and Equipment	453	—	—	—	453	165	—	23	—	188	—	641
Purchase of Property and Equipment	(7,194)	—	—	—	(7,194)	(313)	(131)	(159)	—	(603)	—	(7,797)
Net Cash Used In Investing Activities	(6,741)	—	—	—	(6,741)	(33,945)	(131)	(136)	—	(34,212)	—	(40,953)

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Financing Activities:
Decrease in Restricted Cash	—	—	—	—	—	(8,864)	(6,760)	—	—	(15,624)	—	(15,624)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	(4,255)	—	—	(4,255)	—	(4,255)
Additions to Portfolio Term Financings	—	—	—	—	—	—	75,000	—	—	75,000	—	75,000
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(139,410)	—	4,203	(135,207)	—	(135,207)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	210,300	—	—	210,300	—	210,300
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(122,500)	—	—	(122,500)	—	(122,500)
Additions to Other Secured Notes Payable	20,000	—	—	—	20,000	—	—	—	—	—	—	20,000
Repayment of Other Secured Notes Payable	—	(463)	—	—	(463)	(93)	(58)	—	—	(151)	—	(614)
Payment of Debt Issuance Costs	—	—	—	—	—	—	(348)	—	—	(348)	—	(348)
Dividend Distributions	—	—	—	—	—	—	—	—	—	—	—	—
Net Cash Provided By (Used In) Financing Activities	20,000	(463)	—	—	19,537	(8,957)	11,969	—	4,203	7,215	—	26,752
Net Increase (Decrease) in Cash and Cash Equivalents	(3,610)	28	—	—	(3,582)	43	(166)	2,956	—	2,833	—	(749)
Cash and Cash Equivalents at Beginning of Period	6,937	482	5	—	7,424	9	423	18,624	—	19,056	—	26,480
Cash and Cash Equivalents at End of Period	$3,327	$510	$5	$—	$3,842	$52	$257	$21,580	$—	$21,889	$—	$25,731

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2012
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$76,223	$250	$77,736	$(76,510)	$77,699	$(856)	$40,075	$(44,904)	$(39,219)	$(44,904)	$—	$32,795
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used In) Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	60,342	—	60,342	—	60,342
Depreciation Expense	4,210	—	—	—	4,210	260	154	327	—	741	—	4,951
Amortization of Debt Issuance Costs and Debt Premium and Discount	(9)	—	147	—	138	—	1,628	147	—	1,775	—	1,913
Non-Cash Compensation Expense-Related Party	—	—	233	—	233	—	—	232	—	232	—	465
Loss from Disposal of Property and Equipment	(43)	—	—	—	(43)	(17)	—	—	—	(17)	—	(60)
Originations of Finance Receivables	—	—	—	—	—	—	—	(292,970)	—	(292,970)	—	(292,970)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	—	148,309	—	148,309	—	148,309
Decrease in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(506)	—	(506)	—	(506)
Decrease in Inventory	80,748	—	—	—	80,748	—	—	—	—	—	—	80,748
(Increase) Decrease in Other Assets	(392,660)	(860)	(79,037)	75,599	(396,958)	(215,975)	54,673	(147,096)	144,296	(164,102)	567,102	6,042
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	256,446	96	927	911	258,380	227,018	(1,467)	272,488	(168,746)	329,293	(567,102)	20,571
Net Cash Provided By (Used In) Operating Activities	24,915	(514)	6	—	24,407	10,430	95,063	(3,631)	(63,669)	38,193	—	62,600
Cash Flows from Investing Activities:
Origination of Dealer Finance Receivables	—	—	—	—	—	(5,627)	—	—	—	(5,627)	—	(5,627)
Collections and Receoveries of Dealer Finance Receivables	—	—	—	—	—	178	—	—	—	178	—	178
Proceeds from Disposal of Property and Equipment	364	—	—	—	364	70	—	22	—	92	—	456
Purchase of Property and Equipment	(4,587)	—	—	—	(4,587)	(1,419)	460	(104)	—	(1,063)	—	(5,650)
Net Cash Provided By (Used In) Investing Activities	(4,223)	—	—	—	(4,223)	(6,798)	460	(82)	—	(6,420)	—	(10,643)

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2012
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Financing Activities:
Decrease in Restricted Cash	—	—	—	—	—	(3,396)	(5,103)	—	—	(8,499)	—	(8,499)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	(1,785)	—	—	(1,785)	—	(1,785)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	—	—	—	—	—	—
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(112,289)	—	—	(112,289)	—	(112,289)
Additions to Portfolio Term Financings	—	—	—	—	—	—	195,800	—	—	195,800	—	195,800
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(108,000)	—	—	(108,000)	—	(108,000)
Additions to Other Secured Notes Payable	—	—	—	—	—	—	—	—	—	—	—	—
Repayment of Other Secured Notes Payable	(14,390)	—	—	—	(14,390)	(89)	(52)	—	—	(141)	—	(14,531)
Payment of Debt Issuance Costs	(25)	—	(6)	—	(31)	—	(520)	(6)	—	(526)	—	(557)
Dividend Distributions	—	—	—	—	—	—	(63,669)	(5,260)	63,669	(5,260)	—	(5,260)
Net Cash Provided By (Used In) Financing Activities	(14,415)	—	(6)	—	(14,421)	(3,485)	(95,618)	(5,266)	63,669	(40,700)	—	(55,121)
Net Increase (Decrease) in Cash and Cash Equivalents	6,277	(514)	—	—	5,763	147	(95)	(8,979)	—	(8,927)	—	(3,164)
Cash and Cash Equivalents at Beginning of Period	2,868	595	5	—	3,468	52	397	22,013	—	22,462	—	25,930
Cash and Cash Equivalents at End of Period	$9,145	$81	$5	$—	$9,231	$199	$302	$13,034	$—	$13,535	$—	$22,766

Tables of Contents

(15)	Segment Information
We operate in two principal operating business segments: DriveTime and GO Financial. We organize our business based on the nature of the services and products offered. Transactions between segments are eliminated in consolidation.
Revenue and operating income (loss) for each segment are provided below for the three months ended March 31, 2013 and March 31, 2012, while assets and liabilities are presented as of March 31, 2013 and December 31, 2012.

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	DriveTime	GO	Total	DriveTime	GO	Total
Revenue:	(In thousands)
Sales of Used Vehicles	$309,468	$—	$309,468	$297,135	$—	$297,135
Interest Income	74,971	3	74,974	70,528	—	70,528
Dealer Finance and Other Income	—	2,800	2,800	—	175	175
Total Revenue:	$384,439	$2,803	$387,242	$367,663	$175	$367,838

Expenses:
Interest Expense	18,146	—	18,146	18,003	—	18,003
Depreciation Expense	5,277	131	5,408	4,876	75	4,951
Other Costs and Operating Expenses	342,853	1,904	344,757	310,466	1,231	311,697
Total Costs and Expenses:	$366,276	$2,035	$368,311	$333,345	$1,306	$334,651

Income (Loss) Before Income Taxes:	$18,163	$768	$18,931	$34,318	$(1,131)	$33,187

	March 31, 2013			December 31, 2012
	DriveTime	GO	Total	DriveTime	GO	Total
	(In thousands)
Assets:	$2,003,189	$76,466	$2,079,655	$1,946,714	$42,403	$1,989,117
Liabilities:	$1,592,176	$1,441	$1,593,617	$1,520,866	$698	$1,521,564
Equity:	$411,013	$75,025	$486,038	$425,848	$41,705	$467,553

Tables of Contents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on March 28, 2013, as well as our condensed consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.
Unless otherwise indicated in this Quarterly Report on Form 10-Q, the terms “DriveTime,” the “Company,” “we,” “our” and “us” refer to DriveTime Automotive Group, Inc. and its subsidiaries as a consolidated entity.

Overview
We are the leading used vehicle retailer in the United States with a primary focus on the sale and financing of quality vehicles to the subprime market. Through our branded dealerships, we provide our customers with a comprehensive end-to-end solution for their automotive needs, including the sale, financing, and maintenance of their vehicles. As of March 31, 2013, we owned and operated 100 dealerships and 17 reconditioning facilities in 19 states. For the three months ended March 31, 2013, we sold 19,607 vehicles, generated $387.2 million of total revenue and $48.5 million of Adjusted EBITDA. We provide our customers with financing for substantially all of the vehicles we sell. We historically have not utilized third-party finance companies or banks to finance vehicles for our customers, and many of our customers may be unable to obtain financing to purchase a vehicle from another company, therefore, financing is an essential component of the services that we provide to our customers. As of March 31, 2013, our loan portfolio had a total outstanding principal balance of $1.7 billion. We maintain our loan portfolio and related financings on our balance sheet.
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
Select information regarding the regions in which we operate is as follows:

Tables of Contents

	Three Months Ended
	March 31, 2013		As of March 31, 2013
State	# of Units Sold	Percent of Unit Sales Volume	Number of Stores	Number of Reconditioning Facilities	# of Active Loans	Loan Principal	% of Portfolio
						(In thousands)
Texas	3,899	19.9%	18	4	32,913	$384,359	22.4%
Florida	2,859	14.6%	18	2	22,845	261,348	15.2%
North Carolina	1,610	8.2%	9	1	13,800	163,058	9.6%
Georgia	1,545	7.8%	7	1	11,093	130,818	7.7%
Arizona	1,227	6.3%	6	1	10,267	108,947	6.4%
Tennessee	1,151	5.9%	5	1	6,260	83,020	4.9%
Virginia	1,135	5.8%	6	1	10,033	110,887	6.5%
Alabama	859	4.4%	5	1	3,944	53,224	3.1%
California	835	4.3%	4	1	6,718	75,524	4.4%
South Carolina	785	4.0%	4	—	4,928	63,827	3.7%
Ohio	783	4.0%	3	—	1,926	28,409	1.7%
Nevada	643	3.3%	2	1	5,830	64,948	3.8%
New Mexico	451	2.3%	3	1	4,657	48,745	2.9%
Oklahoma	438	2.2%	3	—	2,962	38,703	2.3%
Mississippi	312	1.6%	1	—	1,354	19,371	1.1%
Indiana	311	1.6%	2	1	1,657	24,084	1.4%
Colorado	311	1.6%	2	1	3,251	35,458	2.1%
Missouri	256	1.2%	1	—	389	6,069	0.4%
Arkansas	197	1.0%	1	—	398	6,252	0.4%
	19,607	100.0%	100	17	145,225	$1,707,051	100.0%

Current Strategic Initiatives

Indirect Lending – GO Financial. In December 2011, we launched a new indirect lending line of business, GFC Lending LLC dba GO Financial (“GO Financial” or “GO”). GO provides subprime auto financing to third-party automobile dealerships. The third-party automobile dealerships originate retail installment sales contracts to finance purchases of vehicles by customers with demographics similar to DriveTime. GO enters into a dealer servicing agreement with each of the third-party automobile dealerships whereby, subsequent to verification of a qualifying customer loan, GO advances funds to the dealership through a non-recourse loan (“dealer advance”). Once originated, GO performs the loan servicing of both the dealer advance to the dealership and the underlying customer loan to the end customer. Another subsidiary of DT Acceptance Corporation, DT Credit Company, LLC serves as the servicer of the underlying customer loans, on behalf of GO. We believe this indirect lending program provides an opportunity for independent dealerships to sell additional vehicles to customers with subprime credit, and provides us with incremental profitability to supplement our existing operations. At March 31, 2013 we had $74.8 million and at December 31, 2012 we had $41.0 million in dealer finance receivables outstanding.

On-Line Auto Sales – Carvana. In January 2013, through Carvana, LLC (“Carvana”), we launched a new sales channel that enables a customer to buy a car, from click to delivery, 100% online over the internet. Carvana’s target customer demographic is not specific to credit, and is geared to attract a broader credit spectrum and income classification than that of DriveTime and GO Financial. Carvana (www.Carvana.com) is a 360-degree, integrated used car buying experience that enables consumers to purchase used vehicles online through a highly efficient and transparent process. Initially launching in Georgia, with plans to expand regionally, then nationally, Carvana’s business and operations will fully integrate all steps of the vehicle sales process, including: (a) vehicle search, (b) vehicle tour and detail, (c) credit scoring, (d) customer financing, (e) eContracting, (f) verification of customer data, (g) electronic down payment, and (h) vehicle delivery. Carvana is not expected to have a significant net impact to our consolidated results for 2013. To a certain extent, Carvana will utilize DriveTime’s existing infrastructure, with customized aspects of each component of the DriveTime business process. Sales through Carvana

Tables of Contents

may be financed by either DriveTime or third-party lenders. Carvana's results of operations were not material to our operating results for the three months ended March 31, 2013.

First Quarter 2013 Highlights

•	Total revenue increased 5.3% to $387.2 million, compared to first quarter 2012.

•	Unit sales increased 2.4% to 19,607 vehicles sold, compared to first quarter 2012.

•	Originations increased 6.5% to $312.1 million, compared to first quarter 2012.

•	GO Financial increased its active dealer base from 191 to 262 dealers and funded $39.0 million in dealer advances.

•	We opened three new dealerships in two new geographic regions, including Miami and Fort Myers, Florida.

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
For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see the “Risk Factors” section of our Annual Report on Form 10-K, filed with the SEC on March 28, 2013, which identifies events and important risk factors that could cause actual results to differ materially from those contained in our forward-looking statements. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Critical Accounting Policies
For information on critical accounting policies, see “Critical Accounting Policies” included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2012. These policies relate to revenue recognition, revenue recognition for dealer finance receivables, allowance for credit losses, recovery receivables, valuation of inventory, secured financings, and our limited warranty accrual.

Tables of Contents

Factors Affecting Comparability
We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Revenue Recognition

We typically include our DriveCare® limited warranty as part of the bundled retail price of each vehicle we sell, recognizing revenue and costs related to the warranty at the time of the sale. Beginning in the fourth quarter of 2012, however, we began offering our DriveCare® limited warranty as a separately priced unbundled service contract in our dealerships located in Tennessee, Virginia and Ohio and, subsequent to December 31, 2012, expanded this offering to California. The revenue and costs related to these unbundled service contracts is deferred and recognized over the life of the service contract instead of at the time of the sale of the vehicle. Expansion of the regions in which we offer unbundled service contracts will negatively impact our gross revenue, gross margin, and net income in future periods when compared to historical results due to the revenue deferral associated with unbundling. However, we do not expect unbundling to have a negative economic or cash flow impact on the Company. For the first quarter 2013 compared to first quarter 2012, total revenue and net income were negatively impacted by $6.7 million and $5.4 million, respectively, as a result of deferred revenue associated with separately priced service contracts.

GO Financial

In December 2011, we launched GO Financial. GO provides indirect subprime auto financing to non-DriveTime dealers. GO began operations during our fourth quarter of 2011 and was not material to our financial results for the first quarter March 31, 2012. However, for the three months ended March 31, 2013, GO originated $39.0 million in dealer finance receivables and at March 31, 2013 had total assets of $76.5 million. For the first quarter of 2013, GO generated $2.8 million in total revenue and $0.8 million in net income compared to $0.2 million of revenue and $1.1 million loss for the first quarter 2012. We expect that GO’s originations of dealer finance receivables will continue to grow during 2013, thereby increasing our total revenue, portfolio size, and operating expenses as GO hires personnel, organizes and registers in various states with various regulatory authorities, and incurs other costs of doing business.

New Business Line – Carvana

In January 2013, through Carvana, we launched a new sales channel that enables a customer to buy a car, from click to delivery, 100% online over the internet. Carvana’s target customer demographic is not specific to credit, and is geared to attract a broader credit spectrum and income classification than that of DriveTime and GO Financial. Carvana is not expected to have a significant net impact to our consolidated results for 2013, though it will incur operating expenses as it hires personnel, obtains state licensing and registers with regulatory agencies and incurs other costs of doing business, thereby increasing our general and administrative expenses. Carvana's operating results were not material for the three months ended March 31, 2013, or 2012.
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

Tables of Contents

Selected Historical Consolidated Financial and Other Data
The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated.

	As of and for the
	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	($ In thousands except per vehicle data)
Consolidated Statement of Operations Data:
Total Revenue	$387,242	$367,838
Total Costs and Expenses	$368,311	$334,651
Income Before Income Taxes	$18,931	$33,187
Net Income	$18,589	$32,795
Other Financial Data:
EBITDA (1)	$42,485	$56,141
Adjusted EBITDA (1)	$48,493	$56,179
Dealerships:*
Dealerships in operation at end of period	100	90
Average number of vehicles sold per dealership per month	67	72
Retail Sales:*
Number of used vehicles sold	19,607	19,145
Average age of vehicles sold (in years)	5.9	5.9
Average mileage of vehicles sold	82,224	80,839
Per vehicle sold data:
Average net revenue per vehicle sold	$15,784	$15,520
Average cost of vehicle sold	$(10,794)	$(10,298)
Average gross margin	$4,990	$5,222
Gross margin percentage	31.6%	33.6%
Loan Portfolio:*
Principal balances originated	$312,074	$292,970
Average amount financed per origination	$15,982	$15,298
Number of loans outstanding—end of period	145,225	142,627
Principal outstanding—end of period	$1,707,051	$1,566,492
Average principal outstanding	$1,616,127	$1,484,085
Average effective yield on portfolio (2)	19.1%	19.6%
Allowance for credit losses as a percentage of portfolio principal	15.7%	15.1%
Portfolio performance data:*
Portfolio delinquencies over 31-90 days	10.1%	6.5%
Principal charged-off as a percentage of outstanding principal (3)	6.1%	5.6%
Recoveries as a percentage of principal charged-off (3)	37.9%	45.9%
Net charge-offs as a percentage of average principal (3)	3.8%	3.0%
Financing and Liquidity:*
Unrestricted cash and availability (4)	$177,763	$224,075
Ratio of net debt to shareholders’ equity (5)	2.8x	2.2x
Total average debt	$1,440,300	$1,189,990
Weighted average effective borrowing rate on total debt (6)	5.1%	6.1%

Tables of Contents

	March 31, 2013	December 31, 2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$25,731	$26,480
DriveTime and GO Finance Receivables (7)	$1,814,293	$1,675,578
Allowance for Credit Losses - DriveTime	$(269,622)	$(252,590)
Inventory	$228,876	$270,733
Total Assets	$2,079,655	$1,989,117
Total Debt (8)	$1,469,266	$1,422,279
Shareholders’ Equity	$486,038	$467,553

*     Selected financial data excludes GO Financial. For GO Financial selected financial data see —Results of operations - GO Financial.

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

(3)	Information is not annualized due to the seasonality of charge-offs and receivables.

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

(6)	Weighted average effective borrowing rate includes the effect of amortization of discounts, debt issuance costs, and unused line fees.

(7)	Includes DriveTime principal balances, accrued interest, and capitalized loan origination costs, and GO carrying value of dealer finance receivables.

(8)	Total debt excludes accounts payable, accrued expenses, and other liabilities.

The following tables sets forth select balance sheet information and credit ratios on an actual basis and on an adjusted basis, giving effect to the additional $50.0 million of Senior Secured Notes issued in May 2013 and use of the net proceeds therefrom:

	Three Months Ended March 31, 2013
	Actual	As Adjusted (1)
	(In thousands)

Balance Sheet Data:
Cash and Cash Equivalents	$25,731	$25,731
Restricted cash and investments held in trust	$126,951	$126,951
Total assets	$2,079,655	$2,080,892
Total portfolio debt	$1,134,206	$1,084,205
Total debt	$1,469,266	$1,471,305
Shareholders' equity	$486,038	$485,236

Credit Ratios:
Ratio of net debt to shareholders' equity	2.8x	2.8x
Secured Collateral Coverage ratio	1.9x	2.3x
Ratio of Adjusted EBITDA to interest expense	2.4x	2.4x

(1)
Gives effect to (i) the offering of $50 million of senior secured notes in May 2013, as if it occured on March 31, 2013, including the use of proceeds to pay-down warehouse facility and inventory facility debt (ii) additional interest expense that would have been incurred had the $50 million of senior notes been outstanding since January 1, 2013, and (iii) the pledging of the residual interests in SPE's (for collateral coverage ratio) not currently pledged.

Tables of Contents

Results of Operations - DriveTime
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2013	2012	% Change
	($ in thousands)
Revenue:
Sales of Used Vehicles	$309,468	$297,135	4.2%
Interest Income	74,974	70,528	6.3%
Dealer Finance and Other Income	2,800	175	1,500.0%
Total Revenue	387,242	367,838	5.3%
Costs and Expenses:
Cost of Used Vehicles Sold	211,638	197,161	7.3%
Provision for Credit Losses	77,842	60,342	29.0%
Portfolio Debt Interest Expense	10,186	10,354	(1.6)%
Non-Portfolio Debt Interest Expense	1,319	1,043	26.5%
Senior Secured Debt Interest Expense	6,641	6,606	0.5%
Selling and Marketing	8,917	9,470	(5.8)%
General and Administrative	46,360	44,724	3.7%
Depreciation Expense	5,408	4,951	9.2%
Total Costs and Expenses	368,311	334,651	10.1%
Income Before Income Taxes	18,931	33,187	(43.0)%
Income Tax Expense	342	392	(12.8)%
Net Income	$18,589	$32,795	(43.3)%

The following table sets forth net income, adjusted for factors affecting comparability, which are more fully described in the "Net Income" discussion below:

	Three months ended March 31,
	2013	2012	% Change
	($ In thousands)
Net Income	$18,589	$32,795	(43.3)%
GO Financial (Income)/Loss	(768)	1,131	(167.9)%
Carvana (Income)/Loss	977	—	100.0%
Change in Deferred Income (1)	5,356	—	100.0%
Adjusted Net Income	$24,154	$33,926	(28.8)%
(1)    Deferred income is the net effect of the change in deferred costs and revenues related to the sale of unbundled service contracts.
Sales of used vehicles
Revenue from sales of used vehicles increased during the three months ended March 31, 2013 compared to 2012. The increase in revenue was primarily due to an increase in sales volume as a result of opening new dealerships, coupled with an increase in the average sales price per vehicle sold. Since March 31, 2012 we opened a net of ten additional dealerships. The increase in average sales price per vehicle sold is attributable to an overall increase in the average cost of used vehicles sold, primarily as a result of an increase in wholesale used vehicle prices causing our acquisition costs to increase. In addition, sales revenue was negatively affected by approximately $6.7 million of deferred revenue, as a result of offering our DriveCare® limited warranty as a separately priced product in Virgina, Tennessee and Ohio, as well as by the IRS delays in processing income tax refunds, which caused a negative impact on the seasonal buying patterns of our customers. See also “—Cost of used vehicles sold” and "—Gross Margin" for further discussion on vehicle cost and deferred revenue.

Tables of Contents

Interest income
Interest income increased during the three months ended March 31, 2013, compared to the same period in 2012. This increase is primarily due to an increase in our average portfolio principal outstanding. Average portfolio principal outstanding increased $132.0 million for the three months ended March 31, 2013 compared to 2012. This increase was the result of an increase in originations over portfolio run-off. Partially offsetting the increase in average portfolio size was a decrease in average effective yield on our receivables period over period, as a result of a decrease in average APR of contracts originated. See also "—Originations" for further discussion.
Cost of used vehicles sold
Total cost of used vehicles sold increased for the three months ended March 31, 2013, compared to 2012. The increase was due to an increase in the number of vehicles sold and an increase in the average cost per vehicle sold. Our cost of vehicles sold per unit increased primarily as a result of higher acquisition costs at auction. Wholesale used vehicle prices are higher primarily due to an increased demand for used vehicles, coupled with a decrease in supply of used vehicles nationwide. Vehicles sold in the first quarter are generally acquired in the fourth quarter of the prior year, therefore, since wholesale auction prices were still at relatively high levels when acquired, our costs of vehicles remained at fourth quarter levels. In addition, in the fourth quarter 2012 we began acquiring newer vehicles with lower mileage, which also affected our average costs.
Gross margin
Gross margin as a percentage of sales revenue decreased to 31.6% from 33.6% for the three months ended March 31, 2013 compared to 2012. Gross margin was adversely impacted in the first quarter of 2013 as a result of the effects related to offering our DriveCare® limited warranty as a separately priced product in Virginia, Tennessee and Ohio. Excluding the effects of unbundling the warranty in these states, gross margin percentage would have been 33.4% in 2013 compared to 33.6% in 2012. Gross margin also continues to be affected by an increased vehicle acquisition cost. Only a portion of the increase in base cost of vehicles were passed on to customers through an increase in sales price due to competitive pressure and to maintain affordability for our customers. As we experience wholesale pricing pressure, our ability to pass on costs to our customers is limited, because our customers are generally sensitive to down payment and monthly payment amounts.
Provision for credit losses
Provision for credit losses increased for the three months ended March 31, 2013, compared to 2012. The increase is primarily the result of an increase in the principal balance of loans outstanding as a result of increased sales volume, plus an increase in net charge-off.

Net charge-offs as a percent of average outstanding principal increased to 3.8% from 3.0% for the three months ended March 31, 2013 compared to 2012, as a result of an increase in gross charge-offs, coupled with a decrease in our recovery rate. Gross principal charged-off increased to 6.1% in the first quarter 2013 compared to 5.6% in 2012. Influencing gross loss rates were higher average principal charged-offs due in part to historical high used vehicle prices, which resulted in the sale of older, higher mileage vehicles and longer financing terms to maintain customer payment affordability, plus general economic conditions including unemployment and underemployment rates, and the latent impact of the disruption of our collection operations resulting from the terminated transaction for the sale of the Company in 2012. Recoveries as a percentage of principal charged-off decreased to 37.9% from 45.9% for the three months ended March 31, 2013 compared to 2012. Through the first quarter of 2012, the used vehicle wholesale market continually realized increases in values as a result of increased demand for used vehicles coupled with a decline in supply, leading to historical high post-repossession wholesale recovery values at auction. However, beginning in the second quarter of 2012 and continuing into the first quarter of 2013, the market softened partially as a result of rising new vehicle sales, increasing the inventory of used vehicles from trade-ins and an increase in supply of fleet vehicles as rental companies are retiring more vehicles.

Our allowance as a percent of principal outstanding increased from 15.1% at March 31, 2012 to 15.7% at March 31, 2013. The increase in the allowance rate is driven by our expectation that recovery values will continue to decline during 2013, combined with an increase in gross charge-off expectations as a result of an increase in average term.
Portfolio debt interest expense
Total portfolio debt interest expense decreased slightly for the three months ended March 31, 2013, compared to the same period in 2012. The decrease in expense is the result of the decrease in the overall cost of funds of our portfolio debt offset by an increase in the outstanding balance of portfolio debt period over period. Cost of funds of portfolio debt decreased to 3.7% for the three months ended March 31, 2013 compared to 4.6% in 2012. The decrease in our costs of funds is attributable to lower borrowing costs of our recent securitizations, bank term financing, and warehouse facilities. We utilize our warehouse facilities to fund our origination growth.

Tables of Contents

Non-portfolio debt interest expense
Total non-portfolio debt interest expense increased for the three months ended March 31, 2013, compared to the same period in 2012. The increase was primarily due to increased borrowings on our inventory facility as a result of an increase in our vehicle inventory. In addition, we added a $25.0 million real estate facility in 2012. As a result, the average balance outstanding of non-portfolio debt increased to $119.2 million for the three months ended March 31, 2013 from $97.3 million for the same period in 2012.
Selling and marketing expense
Selling and marketing expenses decreased for the three months ended March 31, 2013, compared to the same period in 2012. The decrease was due primarily to a decrease in television production costs. In the first quarter of 2012, we incurred costs to produce a new advertising campaign, whereas our production for the 2013 campaign was incurred and expensed in December 2012. The decrease in television production costs was partially offset by an increase in expense related to our internet marketing efforts, and entering into new markets.
General and administrative expense
General and administrative expenses increased for the three months ended March 31, 2013 compared to 2012, primarily as a result of the increased number of dealerships and reconditioning centers in operation year over year, and a corresponding increase in salaries and wages as we increased the number of employees in conjunction with our overall expansion. Total employees increased by approximately 190 from March 31, 2012 to March 31, 2013. Operating lease expense also increased due to the increased number of facilities in operation combined with an increase in the per facility location costs as our new locations have a larger footprint than legacy locations.
Depreciation expense
Depreciation expense increased for the three months ended March 31, 2013 compared to 2012. This increase was primarily the result of an increase in capital expenditures associated with the expansion of our dealership base and information technology infrastructure.
Net income
Net income decreased $14.2 million for the three months ended March 31, 2013 compared to 2012. Excluding the effects of deferred service contract revenue, GO Financial and Carvana net income/(loss), proforma net income for the three months ended March 31, 2013 was $23.4 million, a $10.5 million decrease compared to first quarter 2012. We attribute the decrease in first quarter 2013 net income primarily to (i) IRS delays in processing income tax refunds, causing a negative impact on the seasonal buying patterns of our customers coupled with seasonal collection patterns; (ii) higher net charge-offs related to loan performance and lower recovery rates on repossessed vehicles due to a decline in wholesale auction values; (iii) higher retail operating expenses from new dealership openings in the second half of 2012; and (iv) the effects of deferred service contract revenue in regions where we recently began offering our limited warranty as a separately priced service contract.
Originations
The following table sets forth information regarding our originations for the periods indicated.

	Three Months Ended March 31,		Change
	2013	2012
	($ In thousands except per loan data)
Amount originated	$312,074	$292,970	$19,104
Number of loans originated	19,526	19,141	385
Average amount financed per origination	$15,982	$15,298	$684
Average APR originated	19.9%	20.4%	(0.5)%
Average term (in months)	63.6	57.5	6.1
Average down payment per origination	$1,194	$1,230	$(36)
Down payment as a percent of amount financed	7.5%	8.0%	(0.5)%
Percentage of sales revenue financed (1)	100.8%	98.6%	2.2%
(1) Sales revenue is calculated as gross revenue net of sales back-out reserve and sales discounts.

Tables of Contents

We originate loans in conjunction with each vehicle we sell, unless the sale is a cash transaction. The balance on these loans, together with accrued interest and unamortized loan origination costs, comprises our portfolio of finance receivables. Our receivables are then financed through securitizations, bank term financings and warehouse facilities in order to generate liquidity for our business. See “—Liquidity and Capital Resources.”
The principal amount of loans we originated increased for the three months ended March 31, 2013 compared to 2012. The increase was due to an increase in the number of used vehicles sold, an increase in the average amount financed per loan originated as a direct result of an increase in the average sales price per vehicle sold, and a decrease in the average down payment per loan originated. Average APR decreased and average term increased as a result of our overall interest rate and financing/underwriting strategy, which is designed to optimize affordability to our customers, while considering the effects of retail costs and vehicle pricing. The increase in vehicle costs have indirectly affected origination APR and increased term in an effort to maintain customer affordability. The increase in the percentage of sales revenue financed is primarily a result of a lower average down payment combined with a higher average sales price, coupled with the effects of customers financing the cost of the DriveCare® warranty in states where we offer the warranty as a separately priced service contract.
Receivables portfolio
The following table shows the characteristics of our finance receivables portfolio for the periods indicated:

	As of and for the
	Three Months Ended March 31,
	2013	2012	Change
	($ In thousands except per loan data)
Average remaining principal per loan, end of period	$11,755	$10,983	$772
Weighted Average APR of contracts outstanding	20.3%	20.6%	(0.3)%
Average age per loan (in months)	14.5	15.1	(0.6)

Delinquencies:
Delinquencies 31-60 days	6.9%	4.3%	2.6%
Delinquencies 61-90 days	3.2%	2.2%	1.0%
Delinquencies 91-120 days	0.5%	0.3%	0.2%
Total Delinquencies over 30 days	10.6%	6.8%	3.8%
Delinquencies
As a percentage of total outstanding loan principal balances, delinquencies over 30 days increased year over year. The increase in delinquencies is the result of our change in collection strategy for early delinquencies aimed to improve customer experience while reducing cost of servicing and centralization of collection efforts for early delinquencies, which includes the use of off-shore services. As a result of the terminated transaction for the sale of the Company in 2012, turnover of collections personnel increased, we enacted a collections hiring freeze, and experienced a general disruption of our collections operations, all which adversely impacted delinquencies. We also closed our regional collection centers in Orlando, Florida, and Richmond, Virginia, which temporarily impacted delinquencies. Since the termination of the transaction and closure of our regional facilities, we have taken steps to increase collections personnel and supplement our closed regional centers, to our normal staffing levels.

Tables of Contents

Results of Operations - GO Financial

GO Financial began operations in December 2011. The first quarter 2012 was GO's first quarter of operations, which was the primary driver of the variances period over period. The following table sets forth our results of operations for the periods indicated:

	Three months ended March 31,
	2013	2012
	(In thousands)
Revenue:
Dealer Finance Income	$2,039	$124
Other Income	764	51
Total Revenue	$2,803	$175
Costs and Expenses:
Selling and Marketing	$13	$65
General and Administrative	1,891	1,166
Depreciation Expense	131	75
Total Costs and Expenses	$2,035	$1,306
Income (Loss) before Income Taxes	$768	$(1,131)
Income Tax Expense (Benefit)	—	—
Net Income / (Loss)	$768	$(1,131)
Dealer finance and other income
Dealer finance and other income represents the finance income recognized on our dealer finance receivable portfolio and income recognized on other ancillary products offered by GO. Our average portfolio of dealer finance receivables for the three months ended March 31, 2013 was $57.9 million. We had 262 active dealers participating in our indirect lending program at March 31, 2013. Other income consists of income from GPS devices and service contracts offered by GO dealer participants to their customers at time of originating an installment sale contract.
Operating Expenses
GO's total operating expenses for the three months ended March 31, 2013 increased compared to the same period in 2012. The primary components leading to the increase in operating expenses are an increase in salaries, wages, and other employee expenses combined with an increase in servicing fees. Salaries and wages increased due to the increase in headcount related to GO's growth. For the three months ended March 31, 2013 we had 67 employees compared to 15 for the same period in 2012. Servicing fees increased as we serviced a greater number on contracts for the three months ended March 31, 2013 than we did during the same period in 2012. Total open contracts as of March 31, 2013 were 9,604 compared to 643 at the end of the same period in 2012.
The following table summarizes information related to the GO portfolio of dealer finance receivables, originations, collections, portfolio performance, and other key operating metrics:

	Three months ended March 31,
	2013	2012
	($ In thousands, except per contract information)
Originations:
Total dealer advance funded	$38,960	$5,627
Number of contracts funded	5,027	643
Average amount advanced per contract	$7,750	$8,751
Average Advance Rate	73.0%	75.0%
Dealers:
Number of Funding Dealers	262	53
Total Number of Dealers	377	97
Number of Active Pools	318	50
Number of Closed Pools	56	—

Tables of Contents

Tables of Contents

Liquidity and Capital Resources
General

We require capital to provide financing to our customers, for the purchase of vehicle inventory, for capital improvements to open new dealerships and reconditioning facilities, and for general corporate purposes, including the purchase of property and equipment and to fund operations.

We historically have funded our capital requirements through operating cash flow, portfolio warehouse facilities, securitizations, bank term financings, residual financing, inventory and other revolving debt facilities, real estate mortgage financing, and other notes payable (including senior secured notes, junior secured notes, senior unsecured notes, and subordinated notes).

Recent financing and cash flow transactions
During the three months ended March 31, 2013, we renewed our portfolio warehouse facility with RBS. The facility amount is $125.0 million with and advance rate of 65%. Outstanding balances bear interest at LIBOR plus 2.25%. The facility expires in March 2014, with a one year term-out feature. In April 2013, we paid $10.9 million in dividends to shareholders related to income earned during the three months ended March 31, 2013.
Liquidity
The following is a summary of total available liquidity, consisting of unrestricted cash and current availability under our portfolio warehouse and inventory facilities for the periods indicated:

	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Liquidity
Unrestricted Cash	$25,731	$26,480	$22,766
Portfolio Warehouse Facilities	133,353	54,185	199,893
Term Residual Facility	—	9,058	—
Inventory Facility	18,679	48,679	1,416
Total Liquidity	$177,763	$138,402	$224,075

Tables of Contents

The following table presents a summary of our access to liquidity under our portfolio warehouse facilities and our inventory facility based on collateral pledged as of March 31, 2013:

Components of Liquidity	Facility Amount	Amount Drawn	Unused Facility Amount	Borrowing Base	Amount Drawn	Total Availability
	(In thousands)
Deutsche Bank Warehouse Facility	$150,000	$48,100	$101,900	$69,030	$48,100	$20,930	(1)
Wells Fargo Warehouse Facility	150,000	53,000	97,000	68,298	53,000	15,298	(2)
RBS Warehouse Facility	125,000	43,900	81,100	74,920	43,900	31,020	(3)
DTAC Receivables	N/A	N/A	N/A	36,105	N/A	36,105	(4)
GO Receivables	N/A	N/A	N/A	30,000	N/A	30,000	(5)
Total Portfolio Warehouse Facilities	$425,000	$145,000	$280,000	$278,353	$145,000	$133,353
Term Residual Facility	100,000	100,000	—	100,000	100,000	—
Inventory Facility	130,000	111,321	18,679	130,000	111,321	18,679
	$655,000	$356,321	$298,679	$508,353	$356,321	152,032
Unrestricted Cash						25,731
Total Cash and Availability						$177,763

(1)	Excludes $3.4 million of warehouse cash collections per borrowing base definition.

(2)	Excludes $2.9 million of warehouse cash collections per borrowing base definition.

(3)	Assumes collection and reserve amounts on deposit of $3.3 million are used to paydown amount drawn.

(4)
Includes $57.9 million of unpledged qualifying receivables that can be pledged immediately and bring total borrowing to our maximum capacity. The borrowing base is the lesser of total eligible collateral multiplied by the applicable advance rate and the facility amount.

(5)
Includes $86.6 million of unpledged qualifying receivables that can be pledged immediately and bring total borrowing to our maximum capacity. The borrowing base is the lesser of total eligible collateral multiplied by the applicable advance rate and the facility amount.

Changes in liquidity
Changes in liquidity are affected by increases and decreases to our operating cash flow, changes in advance rates on our portfolio warehouse facilities, capacity of our portfolio warehouse and inventory facilities, portfolio term financings, and changes in other notes payable. The following is a summary of changes in liquidity for each period presented:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Liquidity, Beginning of Period	$138,402	$230,267
Net Decrease in Cash and Cash Equivalents	(749)	(3,164)
Increase in Portfolio Warehouse Availability	79,168	51,056
Decrease in Term Residual Facility Availability	(9,058)	—
(Decrease) in Inventory Facility Availability	(30,000)	(54,084)
Liquidity, End of Period	$177,763	$224,075

Liquidity for the three months ended March 31, 2013 increased $39.4 million as a result of an increase in the advance rate on the RBS facility, obtaining eligibility on GO receivables as collateral under certain facilities and drawing $75 million from the term residual facility. These increases were partially offset by a decrease in inventory facility availability and an increase in operational cash requirements. Liquidity for the three months ended March 31, 2012 decreased $6.2 million as a result of a decrease in cash and cash equivalents combined with a decrease in availability under our revolving inventory facility. These decreases were partially offset by an increase in portfolio warehouse availability. The decrease in availability under our inventory facility is a result of a decrease in inventory borrowing base which is directly correlated to a decrease in our inventory levels. The increase in availability in our warehouse facilities is directly related to an increase in originations.

Tables of Contents

Cash flows
Operating activities
For the three months ended March 31, 2013, net cash provided by operating activities was $13.5 million, compared to $62.6 million for the same period in 2012 . The decrease in cash provided by operating activities was primarily attributable to less of a seasonal decrease in inventory levels in 2013, an increase in originations over portfolio run-off, and lower net income.
Investing activities
For the three months ended March 31, 2013, net cash used in investing activities was $41.0 million compared to $10.6 million for the same period in 2012. This increase was primarily the result of an increase in dealer finance receivable originations for GO as compared to 2012.
Financing activities
For the three months ended March 31, 2013, net cash provided by financing activities was $26.8 million, compared to a use of $55.1 million in the first quarter 2012. This change in cash flows was primarily the result of $75.0 million draw on our term residual facility and a $20.0 million draw on our revolving inventory facility related to an increase in vehicle inventory on hand. These transactions were partially offset by an increase in the repayment of portfolio term facilities and an increase in restricted cash as compared to 2012.
Senior Secured Notes Collateral
Our Senior Secured Notes require us to maintain a collateral coverage ratio of 1.5x the aggregate principal amount of outstanding Senior Secured Notes. The following is the calculation of the collateral coverage ratio as of March 31, 2013. This calculation is not meant to portray a GAAP summary of collateral but rather a summary of collateral as it resides legally within the Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Co-Issuers of the Senior Secured Notes.

	As of March 31, 2013
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Co-Issuers	Total
	(In thousands)
Collateral Amounts:
Net Receivables Value (1)	$—	$87,569	$212,378	$299,947
Net Inventory Value (2)	73,773		—	73,773
Cash Equivalents (3)	—	—	—	—
Total Collateral Amount	$73,773	$87,569	$212,378	$373,720
12.625% Senior Secured Notes				200,000
Collateral Coverage Ratio				1.9x

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
Impact of New Accounting Pronouncements
For a discussion of recent accounting pronouncements applicable to us, see Note 13—Recent Accounting Pronouncements, to our condensed consolidated financial statements included in Item 1 of this report.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements other than operating leases (see below) that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
We lease the majority of our dealership and reconditioning facilities under operating leases. See Note 10- Commitments and Contingencies-Lease commitments to our condensed consolidated financial statements included in Item 1 of this report.

Tables of Contents

Impact of Inflation
Inflation generally results in higher interest rates on our borrowings, which could decrease the profitability of our existing portfolio to the extent we have variable rate debt and could decrease profitability of our future originations if we are not able to pass the increase on to our customers. We may seek to limit the risk of increasing borrowing costs:

•	through fixed rate portfolio term financings, which allowed us to fix a portion of our borrowing costs and generally match the term of the underlying finance receivables, and

•	by increasing the interest rate charged for loans originated at our dealerships (if allowed under applicable law) while maintaining affordability of the customers’ payment.
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

Non-GAAP Discussion
EBITDA and Adjusted EBITDA, which we refer to as the non-GAAP financial measures, are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. The non-GAAP financial measures are not measures of our financial performance under GAAP and should not be considered as an alternative to GAAP net income (loss) or any other performance measures derived in accordance with GAAP.
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
EBITDA represents net income (loss) before income tax expense, total interest expense (secured and unsecured) and depreciation expense. Adjusted EBITDA represents EBITDA plus store closing costs, sales tax refund adjustments, restricted stock compensation expense and the effect of deferred income related to service contract unbundling.
In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does reflect:

•	cash expenditures for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital requirements;

•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	the cost or cash required to replace assets that are being depreciated or amortized; and

Tables of Contents

•	the impact on our reported results of earnings or charges resulting from items accounted for in the GAAP measure from which EBITDA and Adjusted EBITDA is derived.
The following table presents data relating to EBITDA and Adjusted EBITDA, which are non-GAAP measures, for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income:	$18,589	$32,795
Plus EBITDA adjustments:
Income tax expense	342	392
Total interest expense	18,146	18,003
Depreciation expense	5,408	4,951
EBITDA	42,485	56,141
Store closing costs (1)	59	276
Sales tax refund adjustments (2)	283	(703)
Restricted stock compensation expense (3)	310	465
Deferred income adjustments (4)	5,356	—
Adjusted EBITDA	$48,493	$56,179

(1)	Store closing costs represent ongoing costs to close stores in 2008 and 2009 related to downsizing (and do not include stores closed in the normal course of business).

(2)	Represents non-cash adjustments to sales tax refunds related to loans charged-off in prior periods.

(3)	Represents compensation expense related to a restricted stock agreement between the Company and Mr. Fidel.

(4)	Represents the accounting effect of deferring income related to the sale of separately priced service contracts.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk since December 31, 2012. For information on our exposure to market risk, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K filed with the SEC on March 28, 2013.

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
Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Tables of Contents

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
The description of our material pending legal proceedings is set forth in Note 10—Commitments and Contingencies to our condensed consolidated financial statements included in Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors
In connection with information set forth in this quarterly report on Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K filed with the SEC on March 28, 2013, should be considered. These risks could materially and adversely affect our business, financial condition, and results of operations. There have been no material changes to the factors discussed in our Form 10-K.

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
4.2.1
Security Agreement dated as of June 4, 2010, among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 4.1.3 to our Registration Statement on Form S-4/A filed on February 2, 2011)†

4.2.2
Supplement No. 1 dated as of October 28, 2011 to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association or the Secured Parties (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 3, 2011)

4.2.3
Supplement No. 2, dated as of March 30, 2012 to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC and Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 5, 2012)

4.3
Pledge Agreement dated as of June 4, 2010, between DT Acceptance Corporation and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 4.1.4 to our Registration Statement on Form S-4/A filed on February 2, 2011)†

4.4
Pledge Letter dated as of August 2, 2010, amending the Pledge Agreement dated as of June 4, 2010. (incorporated by reference to Exhibit 4.1.5 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.5
Intercreditor Agreement, dated as of June 4, 2010, among Santander Consumer USA Inc. and Manheim Automotive Financial Services, Inc., Wells Fargo Bank, National Association, and as Trustee for the Holders (as defined therein), DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, and DT Acceptance Corporation, and each of the other Loan Parties party thereto. (incorporated by reference to Exhibit 4.1.6 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.6
Registration Rights Agreement, dated June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Jefferies & Company, Inc., RBS Securities Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.7
Registration Rights Agreement, dated June 6, 2011, by and among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Approval Services Company, LLC and RBS Securities Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 10, 2011)

4.8
Registration Rights Agreement, dated May 2, 2013, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, the subsidiary guarantors named therein and the Initial Purchases set forth on Schedule I thereto. (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on May 8, 2013)

10.1
Amendment No. 1, dated February 14, 2013, to the Amended and Restated Loan and Servicing Agreement, dated December 31, 2012, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association and Santander Consumer USA Inc.*

10.2
Amendment No. 2, dated March 15, 2013, to the Loan and Security Agreement, dated December 23, 2011, by and among DT Warehouse V, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association*

10.3
Amendment No. 5, dated March 13, 2013, to the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, the Commercial Paper Conduits from time to time party thereto, the Financial Institutions from time to time party thereto, and The Royal Bank of Scotland plc.*

10.4
Amendment No. 6, dated March 26, 2013, to the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, the Commercial Paper Conduits from time to time party thereto, the Financial Institutions from time to time party thereto, and The Royal Bank of Scotland plc.*

10.5
Amendment No. 7, dated April 2, 2013, to Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, DT Credit Company, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, and other parties named therein.*

10.6
Purchase Agreement, dated April 25, 2013, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, the subsidiary guarantors named therein and the Initial Purchases set forth on Schedule I thereto. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 30, 2013)

Tables of Contents

Exhibit #	Description of Document
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

**	Furnished herewith.

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

DRIVETIME AUTOMOTIVE GROUP, INC.

Date: May 10, 2013	By:	/s/ Mark G. Sauder
Name: Mark G. Sauder
Title: Chief Financial Officer & Executive VP

DT ACCEPTANCE CORPORATION

Date: May 10, 2013	By:	/s/ Mark G. Sauder
Name: Mark G. Sauder
Title: Chief Financial Officer & Executive VP