Form 10-Q
period 2013-06-30
DRIVETIME AUTOMOTIVE GROUP INC; DT Acceptance Corp
filed 2013-08-09
CIK 1012704, 1493927

Tables of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of June 30, 2013, was 101.7696 for each of DriveTime Automotive Group, Inc. and DT Acceptance Corp.

Tables of Contents

Tables of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands)
ASSETS
Cash and Cash Equivalents	$27,108	$26,480
Restricted Cash and Investments Held in Trust	146,840	107,072
Finance Receivables	1,826,899	1,634,622
Allowance for Credit Losses	(284,719)	(252,590)
Finance Receivables, net	1,542,180	1,382,032
Dealer Finance Receivables, net	92,278	40,956
Vehicle Inventory	226,505	270,733
Property and Equipment, net	99,176	94,397
Other Assets	58,608	67,447
Total Assets	$2,192,695	$1,989,117
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$20,882	$17,346
Accrued Expenses and Other Liabilities	95,250	81,121
Accrued Expenses—Related Party	749	818
Portfolio Term Financings	1,108,796	1,049,478
Portfolio Warehouse Facilities	78,000	57,200
Senior Secured Notes Payable	248,766	193,320
Senior Secured Notes Payable-Related Party	5,000	5,000
Other Secured Notes Payable	136,016	117,281
Total Liabilities	1,693,459	1,521,564
Shareholders’ Equity—DTAG:
Common Stock	—	—
Paid-in Capital	117,428	147,117
Retained Earnings	6,115	8,931
Total Shareholders’ Equity—DTAG	123,543	156,048
Noncontrolling Interest-Inilex (1)	2,424	—
Noncontrolling Interest-DTAC (2)	373,269	311,505
Total Equity	499,236	467,553
Total Liabilities & Shareholders’ Equity	$2,192,695	$1,989,117
(1)    Refer to Note 1 for a discussion regarding the noncontrolling interest-Inilex
(2)    Refer to Note 1 for a discussion regarding the noncontrolling interest-DTAC.
See accompanying notes to Condensed Consolidated Financial Statements.

Tables of Contents

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
Sales of Used Vehicles	$277,539	$226,124	$587,007	$523,259
Interest Income	82,360	75,630	157,334	146,158
Dealer Finance and Other Income	4,902	448	7,702	623
Total Revenue	364,801	302,202	752,043	670,040
Costs and Expenses:
Cost of Used Vehicles Sold	187,770	148,254	399,408	345,416
Provision for Credit Losses	70,313	51,387	148,155	111,729
Portfolio Debt Interest Expense	10,538	10,564	20,724	20,918
Non- Portfolio Debt Interest Expense	1,453	1,088	2,772	2,131
Senior Secured Debt Interest Expense	7,356	6,610	13,839	13,216
Senior Secured Debt Interest Expense—Related Party	158	—	316	—
Selling and Marketing	8,210	6,311	17,127	15,780
General and Administrative	49,978	40,622	93,687	82,488
General and Administrative—Related Party	2,554	2,754	5,205	5,612
Depreciation Expense	5,896	5,019	11,304	9,970
Total Costs and Expenses	344,226	272,609	712,537	607,260
Income Before Income Taxes	20,575	29,593	39,506	62,780
Income Tax Expense	270	267	612	659
Net Income	$20,305	$29,326	$38,894	$62,121
Net Income Attributable to Noncontrolling Interest—Inilex (1)	740	—	740	—
Net Income Attributable to DriveTime Consolidated	$19,565	$29,326	$38,154	$62,121

Net Loss Attributable to Noncontrolling Interest—DTAC (2)	$(46,107)	$(30,561)	$(105,854)	$(75,462)
Net Income Attributable to DTAG	65,672	59,887	144,008	137,583
Net Income Attributable to DriveTime Consolidated	$19,565	$29,326	$38,154	$62,121
(1)    Refer to Note 1 for a discussion regarding the noncontrolling interest-Inilex
(2)    Refer to Note 1 for a discussion regarding the noncontrolling interest-DTAC.
See accompanying notes to Condensed Consolidated Financial Statements.

Tables of Contents

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$38,894	$62,121
Adjustments to Reconcile Net Income to Net Cash (Used In) / Provided by Operating Activities:
Provision for Credit Losses - Finance Receivables	148,155	111,729
Provision for Credit Losses - Dealer Finance Receivables	888	—
Depreciation Expense	11,304	9,970
Amortization of Debt Issuance Costs and Debt Premium and Discount	3,166	3,864
Non-Cash Compensation Expense—Related Party	621	930
Loss (Gain) from Disposal of Property and Equipment	14	(115)
Originations of Finance Receivables	(591,277)	(520,378)
Collections and Recoveries on Finance Receivable Principal Balances	284,395	282,442
Change in Accrued Interest Receivable and Loan Origination Costs	(1,421)	(2,512)
Decrease in Vehicle Inventory	44,228	75,786
Change in Other Assets	12,266	8,425
Increase in Accounts Payable, Accrued Expenses and Other Liabilities	17,251	10,994
Change in Accrued Expenses-Related Party	(69)	61
Net Cash (Used In) / Provided By Operating Activities	(31,585)	43,317
Cash Flows from Investing Activities:
Originations of Dealer Finance Receivables	(65,071)	(12,249)
Collections and Recoveries of Dealer Finance Receivables, net	12,861	640
Proceeds from Disposal of Property and Equipment	932	780
Purchase of Property and Equipment	(17,031)	(9,923)
Net Cash Used in Investing Activities	(68,309)	(20,752)
Cash Flows from Financing Activities:
Increase in Restricted Cash	(14,475)	(2,220)
Deposits into Investments Held in Trust	(4,500)	(4,500)
Collections, Buybacks and Change in Investments Held in Trust	(20,792)	31
Additions to Portfolio Term Financings	311,990	235,046
Repayment of Portfolio Term Financings	(252,540)	(218,108)
Additions to Portfolio Warehouse Facilities	474,700	437,300
Repayment of Portfolio Warehouse Facilities	(453,900)	(436,500)
Additions to Senior Secured Notes Payable	55,500	—
Additions to Other Secured Notes Payable	20,000	12,968
Repayment of Other Secured Notes Payable	(1,266)	(20,769)
Payment of Debt Issuance Costs	(3,340)	(2,863)
Dividend Distributions	(10,855)	(25,724)
Net Cash Provided by / (Used in) Financing Activities	100,522	(25,339)
Net Increase / (Decrease) in Cash and Cash Equivalents	628	(2,774)
Cash and Cash Equivalents at Beginning of Period	26,480	25,930
Cash and Cash Equivalents at End of Period	$27,108	$23,156
Supplemental Statement of Cash Flows Information:
Interest Paid	$36,858	$36,094
Interest Paid—Related Party	$316	$—
Income Taxes Paid	$828	$1,053
Supplemental Statement of Non-Cash Investing and Financing Activities:
Disposal of Fully Depreciated Property and Equipment	$—	$2,710

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
Ownership
DTAG and DTAC are sister companies, generally with DTAG directing our retail vehicle sales and operations and DTAC directing our financing and collections operations. As of June 30, 2013, and December 31, 2012, the shareholders of DTAG and DTAC were Ernest C. Garcia II (Chairman) and the Garcia Family Trusts (collectively, herein also referred to as “Principal Shareholder” or “Mr. Garcia”) owning 100.0 shares, or 98.3% of each of DTAG and DTAC and Raymond C. Fidel (President and CEO) owning 1.8 shares, or 1.7% of each of DTAG and DTAC.
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
Total assets of DTAC consolidated into DTAG are comprised primarily of net finance receivables, dealer finance receivables, cash and cash equivalents, restricted cash, investments held in trust, and deferred financing costs. Total liabilities of DTAC consolidated into DTAG are comprised primarily of portfolio warehouse, portfolio term, and senior secured debt. Total revenue of DTAC consolidated into DTAG are comprised of interest and dealer finance income. DTAC expenses are comprised of provision for credit losses, interest expense and general and administrative expenses.
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

Tables of Contents

Non-controlling Interests
DTAG and DTAC are consolidated for financial reporting purposes, therefore, we are required to separately present the non-controlling equity interest of the VIE (DTAC) on the condensed consolidated balance sheets and condensed consolidated statements of operations for all periods presented. The non-controlling interest is DTAC’s GAAP equity and income for the periods presented and there are no third-party competing interests in DTAC. For the amounts of assets, liabilities, revenue, and income of DTAC consolidated into DTAG at June 30, 2013, see Note 13- Supplemental Consolidating Financial Information.
In June 2013 we acquired a 51% controlling interest in Inilex for $1.00. Inilex is a provider of GPS technology and telemetry solutions and has been our provider of GPS installed on vehicle inventory for approximately the last two years. Prior to June 30, 2013, we determined Inilex to be a VIE for financial reporting purposes, however, did not previously consolidate the VIE since it was not material; however, we have reflected the prior period effects of the consolidation as an adjustment to beginning retained earnings. The effects of consolidating on our financial position and results of operations as of and for the three and six months ended June 30, 2013 are not material. The current period income attributable to the remaining noncontrolling interest in Inilex is presented both on the condensed consolidated statements of operations as well as in equity within the condensed consolidated balance sheets.
For more information regarding DTAC's financial position and results of operations and the SPEs' financial position and results of operations consolidated into DTAG and DTAC, respectively, see Note-13 Supplemental Consolidating Financial Information.
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

(2)	Restricted Cash and Investments Held in Trust
We maintain various cash accounts, which are pledged as collateral under our debt agreements. We are permitted to invest funds in these accounts in short-term liquid investments. The following is a summary of restricted cash and investments held in trust:

	As of June 30, 2013	As of December 31, 2012
	(In thousands)
Restricted cash	$36,972	$22,496
Investments Held in Trust	109,868	84,576
	$146,840	$107,072

Tables of Contents

(3)	Finance Receivables - DriveTime
The following is a summary of DriveTime customer finance receivables:

	As of June 30, 2013	As of December 31, 2012
	(In thousands)
Principal Balances	$1,792,566	$1,601,710
Accrued Interest	16,635	16,414
Loan Origination Costs	17,698	16,498
Finance Receivables	$1,826,899	$1,634,622
Our finance receivables are defined as one segment and class of loan, which is the sub-prime consumer auto loan. Therefore, the disaggregation of information into portfolio segments and classes for assets with different risk characteristics is limited, and the level of risks inherent in our financing receivables are managed as one homogeneous pool and further segmented with our proprietary credit scoring system as described below in "—Credit Quality Indicators." We have chosen our proprietary credit scoring system to segregate risk characteristics of the portfolio since it has a direct impact in managing our portfolio risk and monitoring loan performance.
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
Credit quality information for our finance receivables portfolio is provided as of the dates indicated below:
Age Analysis of Past Due Finance Receivables

	June 30, 2013		December 31, 2012		June 30, 2012
	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal
	($ In thousands)
Days Delinquent:
Current	58.3%	$1,045,473	49.1%	$786,765	59.0%	$953,725
01-30 Days	29.3%	524,428	33.0%	528,300	31.2%	504,339
31-60 Days	8.3%	148,636	10.0%	161,157	6.5%	104,500
61-90 Days	3.8%	67,975	5.1%	81,378	2.9%	46,574
91-120 Days	0.3%	6,054	2.8%	44,110	0.4%	7,027
Total Past Due	41.7%	$747,093	50.9%	$814,945	41.0%	$662,440
Total Finance Receivables	100.0%	$1,792,566	100.0%	$1,601,710	100.0%	$1,616,165
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
Credit Quality Indicators
Our proprietary credit grading system segments our customers into eight distinct credit grades. These credit grades range from A+ to D-, with A+ being the lowest risk credit grade and a D- being the highest risk credit grade. Generally, the lower the risk grade, the lower the unit loss rate. A summary of our portfolio by our internally assigned credit risk ratings at June 30, 2013, and December 31, 2012, is as follows:

Tables of Contents

At June 30, 2013

Grade	Average FICO Score (1)	Percentage of Portfolio Loans	Total Loans	Percentage of Portfolio Principal	Loan Principal
					(In thousands)
A+	554	10.3%	15,418	10.5%	$187,442
A	540	18.3%	27,316	18.6%	333,029
B	517	37.6%	55,909	38.1%	684,806
C	504	28.8%	43,094	28.5%	510,086
C-	491	3.6%	5,387	3.1%	55,793
D+/D/D-	484	1.4%	2,066	1.2%	21,410
		100.0%	149,190	100.0%	$1,792,566
At December 31, 2012

Grade	Average FICO Score (1)	Percentage of Portfolio Contracts	Total Loans	Percentage of Portfolio Principal	Loan Principal
					(In thousands)
A+	556	10.4%	14,660	10.6%	$169,023
A	539	18.5%	25,998	18.8%	301,173
B	517	37.3%	52,476	38.2%	612,084
C	503	28.4%	40,066	27.8%	445,497
C-	488	3.9%	5,447	3.3%	53,512
D+/D/D-	478	1.5%	2,101	1.3%	20,421
		100.0%	140,748	100.0%	$1,601,710

(1)	Average FICO score is provided as an external metric of credit quality. FICO score is not utilized as the primary tool in determining internal credit grade.

Tables of Contents

Concentration of Credit Risk
As of June 30, 2013 and December 31, 2012, our portfolio concentration by state was as follows:

As of June 30, 2013			As of December 31, 2012
State	Percent of Portfolio	Loan Principal (In thousands)	State	Percent of Portfolio	Loan Principal (In thousands)
Texas	21.9%	$393,122	Texas	23.0%	$369,021
Florida	15.4%	276,175	Florida	15.4%	247,281
North Carolina	9.4%	165,688	North Carolina	9.9%	157,670
Georgia	7.7%	138,694	Georgia	7.6%	122,027
Virginia	6.3%	113,696	Arizona	6.8%	108,792
Arizona	6.3%	113,374	Virginia	6.7%	106,749
Tennessee	5.2%	92,078	Tennessee	4.6%	72,967
California	4.4%	79,261	California	4.4%	71,005
South Carolina	3.8%	68,118	Nevada	4.0%	63,346
Nevada	3.7%	66,635	South Carolina	3.6%	58,163
Alabama	3.3%	59,663	New Mexico	3.0%	48,421
New Mexico	2.7%	48,712	Alabama	2.8%	44,787
Oklahoma	2.3%	41,490	Oklahoma	2.3%	36,109
Ohio	2.0%	36,271	Colorado	2.2%	35,268
Colorado	2.0%	35,304	Indiana	1.3%	21,603
Indiana	1.4%	25,921	Ohio	1.1%	17,417
Mississippi	1.2%	20,856	Mississippi	1.0%	15,847
Missouri	0.5%	9,179	Arkansas	0.2%	3,218
Arkansas	0.5%	8,329	Missouri	0.1%	2,019
	100.0%	$1,792,566		100.0%	$1,601,710
Allowance for Credit Losses
The following table sets forth the rollforward of the allowance for credit losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	($ In thousands)
Allowance Activity:
Balance, beginning of period	$269,622	$237,027	$252,590	$221,533
Provision for credit losses	70,313	51,387	148,155	111,729
Net charge-offs	(55,216)	(43,603)	(116,026)	(88,451)
Balance, end of period	$284,719	$244,811	$284,719	$244,811
Allowance as a percent of portfolio principal, end of period	15.8%	15.1%	15.8%	15.1%
Charge off Activity:
Principal balances	$(86,942)	$(73,075)	$(184,859)	$(155,926)
Recoveries, net	31,726	29,472	68,833	67,475
Net charge-offs	$(55,216)	$(43,603)	$(116,026)	$(88,451)
     At June 30, 2013 and December 31, 2012 recovery receivables of $25.2 million and $37.0 million, respectively, were included as a component of other assets in the accompanying condensed consolidated balance sheets.

Tables of Contents

(4)	Dealer Finance Receivables - GO
The following is a summary of the activity in Dealer Finance Receivables:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance, Beginning of Period	$74,753	$5,473	$40,956	$24
Advances During the Period	26,111	6,746	65,071	12,249
Revenue Recognized	4,331	409	6,368	534
Payments to Reduce Amount Advanced	(12,029)	(995)	(19,229)	(1,174)
Provision for Credit Losses	(888)	—	(888)	—
Balance, End of Period	$92,278	$11,633	$92,278	$11,633
For the three and six months ended June 30, 2013 we recorded $0.9 million of total impairment to certain pools of dealer finance receivables. We did not recognize any impairment during the same periods in 2012.
Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Changes in accretable yield were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance, Beginning of Period	$16,849	$1,667	$8,887	$—
Revenue Recognized	(4,331)	(409)	(6,368)	(534)
Additions	27,512	1,333	37,511	3,125
Reclassification from (to) Nonaccretable Yield	—	—	—	—
Balance, End of Period	$40,030	$2,591	$40,030	$2,591

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

As of June 30, 2013
(In thousands)
Contractual Net Cash Flows (1)	$191,734
Expected Net Cash Flows	(132,308)
Non-accretable Yield	$59,426
(1)    Contractual net cash flows represents total cash payments due across all dealer servicing agreements for repayment of dealer advances and contract servicing.

Tables of Contents

(5)	Debt Obligations
Portfolio Term Financings
The following is a summary of portfolio term financings:

	As of June 30, 2013	As of December 31, 2012
	(In thousands)
Securitization Debt:
Asset backed security obligations	$720,967	$677,118
Bank Term Financing:
Variable rate secured financing transactions for our finance receivable portfolio	287,829	347,360
Portfolio Term Residual Financing:
Variable rate financing facility secured by residual interests in finance receivables of certain warehouse facilities and securitization trusts	100,000	25,000
Total Portfolio Term Financings	$1,108,796	$1,049,478
Securitization debt
The following is a summary of securitization transactions with outstanding balances for each period presented:

	As of June 30, 2013				As of December 31, 2012
Transaction	Debt Balance	Gross Receivables Pledged	Cash Reserve	Interest Rate (1)	Debt Balance	Gross Receivables Pledged	Cash Reserve	Interest Rate (1)
	($ In thousands)				($ In thousands)
2010-1	$11,850	$30,375	$4,500	3.6%	$23,036	$55,525	$4,500	3.6%
2011-1	38,399	53,320	4,200	3.0%	60,335	84,198	4,200	3.0%
2011-2	57,078	69,076	4,500	2.9%	84,977	103,779	4,500	2.9%
2011-3	89,730	109,880	4,500	3.9%	130,347	159,068	4,500	3.9%
2012-1	125,640	161,453	4,500	3.5%	170,198	219,252	4,500	3.5%
2012-2	161,280	199,302	4,500	2.9%	208,225	251,409	4,500	2.9%
2013-1	236,990	274,230	4,500	2.7%	—	—	—
	$720,967	$897,636	$31,200		$677,118	$873,231	$26,700
(1) These rates represent the original duration weighted average rates of the outstanding asset-backed securities.
Asset-backed securities outstanding are secured by underlying pools of finance receivables (collateral) and investments held in trust (cash reserve). Credit enhancement for the asset-backed securities consists of a cash reserve account, over collateralization, and subordination of certain classes of notes in each trust to more senior classes of notes in such trust. Asset-backed securities outstanding have interest payable monthly at the fixed rates represented in the table above. All outstanding securitizations were rated in tranches with credit ratings from AAA to BBB by Standard & Poor's Ratings Service, a Standard & Poor's Financial Services LLC business and DBRS, Inc., with the 2013-1 securitization also being rated by Kroll Bond Rating Agency, Inc.
Individual securitization trusts are not cross-collateralized or cross-defaulted. Additionally, we have the option to purchase the remaining loans in a trust when the remaining principal balances of the loans reach 10% of their original principal balance.
Bank term financing
Bank term financings are secured by underlying pools of finance receivables and a cash reserve account. At June 30, 2013 and December 31, 2012, our outstanding bank term financing bears interest at LIBOR plus 2.00% (2.2% at both June 30, 2013 and December 31, 2012). This facility includes overcollateralization and a cash reserve similar to a securitization transaction, but consists of only one class of bonds and is unrated. At June 30, 2013 and December 31, 2012, $362.2 million and $443.9 million in receivables were pledged as collateral to this facility, respectively. At June 30, 2013 and December 31, 2012, $6.9 million was held as a cash reserve for this facility.

Tables of Contents

Portfolio term residual financing
The term residual facility with Santander Consumer USA Inc. ("Santander") is secured by residual interests in our warehouse facilities and certain securitization trusts. The amounts outstanding under the facility bear interest at LIBOR + 3.50% or LIBOR + 6.00%, depending upon whether certain conditions are satisfied. This facility provides for funding through December 2019, with a term-out feature resulting in a final maturity of December 2020. At June 30, 2013, we were in compliance with all financial covenants of the facility. At June 30, 2013 and December 31, 2012 outstanding balances under the term residual facility accrued interest at LIBOR + 3.50% (3.70% at June 30, 2013 and December 31, 2012).
Portfolio warehouse facilities
The following is a summary of portfolio warehouse facilities:

	As of June 30, 2013
	Amount Drawn	Facility Amount	Stated Advance Rate	Collateral (1)	Interest Rate (2)	Expiration Date	Final Maturity
	($ In thousands)
Portfolio Warehouse Facilities
Deutsche Bank	$27,500	$150,000	65%	$68,730	2.44%	Dec 2014	Dec 2015
Wells Fargo	28,000	150,000	58%	94,778	2.44%	Dec 2013	Dec 2015
RBS	22,500	125,000	65%	56,736	2.50%	Mar 2014	Mar 2015
Total Portfolio Warehouse Facilities	$78,000	$425,000

	As of December 31, 2012
	Amount Drawn	Facility Amount	Stated Advance Rate	Collateral (1)	Interest Rate (2)	Expiration Date	Final Maturity
	($ In thousands)
Portfolio Warehouse Facilities
Deutsche Bank	$19,300	$150,000	65%	$38,881	2.46%	Dec 2014	Dec 2015
Wells Fargo	23,000	150,000	58%	42,778	2.46%	Dec 2013	Dec 2015
RBS	14,900	125,000	53%	26,707	1.65%	Mar 2013	Mar 2014
Total Portfolio Warehouse Facilities	$57,200	$425,000

(1)	Collateral represents underlying pools of finance receivables pledged to each facility.

(2)	Interest rate at period end equal to contractual benchmark plus index.
Deutsche Bank Warehouse Facility
We have a revolving warehouse facility with Deutsche Bank AG, New York Branch (Deutsche Bank). The amounts outstanding under the facility bear interest at LIBOR plus 2.25%. At June 30, 2013, we were in compliance with all financial covenants of this facility.
Wells Fargo Warehouse Facility
We have a revolving warehouse facility with Wells Fargo Bank, N.A. (Wells Fargo). The amounts outstanding under the facility bear interest at LIBOR plus 2.25%. At June 30, 2013, we were in compliance with all financial covenants of this facility.

Tables of Contents

RBS Warehouse Facility
We have a revolving warehouse facility with The Royal Bank of Scotland plc (RBS). The amounts outstanding under the facility bear interest at LIBOR plus 2.25%. At June 30, 2013, we were in compliance with all financial covenants of this facility.
Senior secured notes payable
A summary of Senior Secured Notes payable follows:

	As of June 30, 2013	As of December 31, 2012
	(In thousands)
Senior Secured Notes Payable	$248,766	$193,320
Senior Secured Notes Payable - Related Party	5,000	5,000
Total Senior Secured Notes Payable	$253,766	$198,320
In June 2010 we issued $200.0 million of 12.625% Senior Secured Notes due 2017 (the “Senior Secured Notes”). The notes were issued with an original issuance price of 98.854%, resulting in an effective yield of 12.875%. In May 2013 we issued an additional $50.0 million of Senior Secured Notes in a private offering under Rule 144A and Regulation S of the Securities Act of 1933. These notes were additional notes allowed under the indenture executed in June 2010. The notes were issued with an original issuance price of 111.0%, resulting in an effective "yield to first call date" of 7.67%. Interest, maturity and covenant terms of this secondary offering are identical to those of the initial offering. Interest on the Senior Secured Notes is payable semi- annually in arrears on June 15th and December 15th of each year. As of June 30, 2013, we were in compliance with all financial covenants of the Senior Secured Notes. At June 30, 2013 and December 31, 2012, the Senior Secured Notes are shown net of unamortized premium of $3.8 million and unamortized discount of $1.7 million, respectively.
Other secured notes payable
A summary of other secured notes payable follows:

	As of June 30, 2013
	Balance	Max Facility Capacity		Advance Rate		Interest Rate (1)	Expiration Date
	($ In thousands)
Other Secured Notes Payable
Revolving Inventory Facility	$111,321	$130,000		85%	(2)	3.75%	Nov 2014
Mortgage Note Payable	12,343	n/a		n/a		5.87%	Mar 2017
Real Estate Facility	10,806	25,000		70%		4.19%	Oct 2020
Equipment Note Payable	1,546	n/a		n/a		4.25%	Apr 2015
Total Other Secured Notes Payable	$136,016	$155,000

	As of December 31, 2012
	Balance	Max Facility Capacity		Advance Rate		Interest Rate (1)	Expiration Date
	($ In thousands)
Other Secured Notes Payable
Revolving Inventory Facility	$91,320	$140,000	(3)	85%	(2)	3.75%	Nov 2014
Mortgage Note Payable	12,454	n/a		n/a		5.87%	Mar 2017
Real Estate Facility	11,733	25,000		70%		4.21%	Oct 2020
Equipment Note Payable	1,774	n/a		n/a		4.75%	Apr 2013
Total Other Secured Notes Payable	$117,281	$165,000

(1)	Interest rate at period end equal to contractual benchmark plus index.

(2)	Advance rate is based on qualifying vehicle cost and is secured by our entire vehicle inventory.

(3)	Inclusive of a $10.0 million seasonal increase in the months of November through the end of January.

Tables of Contents

Revolving inventory facility
We have a revolving inventory facility with Wells Fargo, Santander and Manheim Automotive Financial Services, Inc. The interest rate on the facility is based on the Adjusted One Month LIBOR rate plus 3.5%. At June 30, 2013, we were in compliance with all financial covenants of this facility.
Mortgage note payable
We have a mortgage note payable which is secured by our operations call center building in Mesa, Arizona (a commercial property). Terms of the note agreement provide for monthly principal and interest payments with a final balloon payment. At June 30, 2013, we were in compliance with all financial covenants of this loan.
Real Estate Facility
We have a seven year fully amortizing real estate facility with Wells Fargo. The amounts outstanding under the facility bear interest at LIBOR plus 4.0%. At June 30, 2013, we were in compliance with all financial covenants of this facility, and the line was collateralized by nine properties.
Equipment note payable
We have an equipment note payable, which is secured by an aircraft and bears interest at the Prime rate plus 1.0%. Terms of the note agreement provide for monthly principal and interest payments with a final balloon payment. At June 30, 2013, we were in compliance with all financial covenants of this loan.

(6)    Accrued Service Contract Liability and Deferred Revenue

Limited warranty and service contract liabilities
Our limited warranty accrual/service contract liability is recorded as a component of Accrued Expenses and Other Liabilities on the accompanying condensed consolidated balance sheets for each period presented. The following table reflects activity in the warranty accrual for the periods indicated:

	Three Months Ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Warranty Accrual Activity
Balance, Beginning of Period	$24,908	$27,436	$24,030	$24,004
Warranty Expense	6,060	3,992	14,616	11,433
Warranty Claims Paid	(7,751)	(5,650)	(15,429)	(9,659)
Balance, End of Period	$23,217	$25,778	$23,217	$25,778

Deferred revenue
Beginning in the fourth quarter of 2012 we began offering our DriveCare® limited warranty as a separately priced service contract in our dealerships located in certain regions in which we operate. As a result, the revenue and costs of these service contracts are deferred and recognized over the life of the service contract, in relation to the usage and expected duration of the contracts. The net deferred income balance is recorded as part of Accrued Expenses and Other Liabilities in the accompanying condensed consolidated balance sheets.

The following table sets forth information regarding the changes in deferred income and cost:

Tables of Contents

	Three Months Ended June 30, 2013			Six months ended June 30, 2013
	Deferred Revenue	Deferred Expense	Deferred Income	Deferred Revenue	Deferred Expense	Deferred Income
	(In thousands)
Deferred Balance, Beginning of Period	$9,011	$(1,713)	$7,298	$2,332	$(390)	$1,942
Gross Revenue Deferred	6,167	—	6,167	13,204	—	13,204
Gross Cost Deferred	—	(1,236)	(1,236)	—	(2,612)	(2,612)
Revenue Recognized	(1,348)	—	(1,348)	(1,706)	—	(1,706)
Cost Recognized	—	256	256	—	309	309
Deferred Balance, End of Period	$13,830	$(2,693)	$11,137	$13,830	$(2,693)	$11,137

(7)	Related Party Transactions
During the three and six months ended June 30, 2013 and 2012, we recorded related party operating expenses as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
General and Administrative Expenses—Related Party
Property lease expense	$1,190	$1,189	$2,388	$2,409
Restricted stock compensation expense	310	465	620	930
Aircraft operating and lease expense	1,005	1,066	2,093	2,082
Salaries and wages, general & administrative and other expenses	126	105	258	333
Reimbursement of certain general and administrative expenses	(77)	(71)	(154)	(142)
Total General and Administrative Expenses—Related Party	$2,554	$2,754	$5,205	$5,612
Interest Expense
During the three and six months ended June 30, 2013 and 2012, we recorded related party interest expense as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Senior Secured Notes Interest Expense—Related Party
Senior Secured Notes Payable—Verde	$142	$—	$284	$—
Senior Secured Notes Payable—CEO	16	—	32	—
Total Senior Secured Notes Interest Expense—Related Party	$158	$—	$316	$—
For a description of the nature of these transactions, see Note 10 - Related Party Transactions to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed on March 28, 2013.

(8)	Income Taxes
The condensed consolidated financial statements consist of financial and operating data of DTAG and DTAC, which are both S corporations. Since DTAC and DTAG are flow-through entities for federal income tax purposes, there is no federal income tax expense related to the income of DTAC and DTAG, other than for two of DTAG’s C corporation subsidiaries, one of which is wholly owned with the other majority owned. The taxable income flows through to our shareholders who are responsible for paying the associated taxes.
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities recorded in jurisdictions that either do not recognize the Company's S corporation status and/or assess a tax on the Company's operations at the entity level.  The Company's policy is to record a

Tables of Contents

valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that management believes is more likely than not to be realized. As of June 30, 2013, our deferred tax assets and liabilities are immaterial to the financial statements.
Although most states follow the federal recognition of S corporation status, some states do impose an entity level tax on that income; therefore, the tax expense is adjusted accordingly. We did not have an income tax liability as of June 30, 2013. Our income tax liability was $0.2 million as of December 31, 2012.
At June 30, 2013 and December 31, 2012, the Company had no unrecognized tax benefits.   The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company had not accrued any amounts related to the payment of interest and penalties as of June 30, 2013 and December 31, 2012.

(9)	Shareholders’ Equity, Dividends & Stock Compensation
Share Information
DTAG has authorized shares with par value of $.001 per share. Of the 1,000 shares authorized, 101.8 shares are issued and outstanding. DTAC has authorized shares with no par value. Of the 1,000,000 shares authorized, 101.8 shares are issued and outstanding.
Dividends
Certain of our debt facilities place restrictions on the amount of cash dividends we are permitted to pay to our shareholders. If we are in compliance with the indebtedness ratio restriction in the Senior Notes, specifically related to our ability to pay dividends, we are permitted to pay cash dividends limited to an amount not greater than the percentage of S corporation taxable income for such quarterly periods equal to the highest combined federal, state, and/or local tax rate for individuals, plus 50% of the difference between pre-tax earnings less amounts paid for tax. If we are not in compliance with the indebtedness ratio restriction in the Senior Notes, specifically related to our ability to pay dividends, we are only permitted to pay cash dividends limited to an amount not greater than the percentage of S corporation taxable income for such quarterly periods equal to the highest combined federal, state, and/or local tax rate for individuals. As of June 30, 2013, we exceeded the indebtedness ratio , which restricted our ability to pay dividends to the amount relative to taxable income.
During the six months ended June 30, 2013, we distributed $10.9 million of dividends to pay taxes related to fourth quarter 2012 and first quarter 2013 earnings, which were approved by the board of directors in April 2013. We did not pay or accrue for second quarter 2013 dividends.
Chief Executive Officer Restricted Stock Grant
For the three and six months ended June 30, 2013 we recorded $0.3 million and $0.6 million, respectively, in restricted stock compensation expense associated with the December 2010 Restricted Stock Agreements between Mr. Fidel and each of DTAG and DTAC. We recorded $0.5 million and $0.9 million in restricted stock expense for the same periods in 2012. The stock compensation recorded for these periods also credited our Paid-in Capital accounts for both companies during these periods.

(10)Commitments and Contingencies
Lease commitments
At June 30, 2013, we leased the majority of our dealership and reconditioning center locations. We also leased our corporate office in Phoenix, Arizona, and operations collection facilities in Dallas, Texas. As of June 30, 2013, we had approximately $67.5 million in aggregate operating lease obligations.
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

Tables of Contents

There have been no material changes to the status of pending litigation or our accruals for legal matters disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 28, 2013. We continue to work closely with the CFPB to provide details and clarity related to their original request.
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
The following is a summary of carrying value and fair value of our financial instruments for each period presented:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
Finance Receivables, net (1)	$1,532,810	$1,624,120	$1,370,800	$1,441,026
Dealer Finance Receivables - GO, net	92,278	96,615	40,956	40,956
Securitization Debt	720,967	729,689	677,118	702,031
Portfolio Term Residual Financing	100,000	112,961	25,000	25,000
Bank Term Financings	287,829	287,829	347,360	347,360
Portfolio Warehouse Facilities	78,000	78,000	57,200	57,200
Senior Secured Notes Payable	253,766	274,067	198,320	220,135
Revolving Inventory Facility	111,321	110,171	91,320	91,600
Mortgage Note Payable	12,343	11,100	12,454	11,200
Real Estate Facility	10,806	10,776	11,733	11,700

(1)	Represents finance receivable principal balances, plus accrued interest, less the allowance for credit losses.
Valuation methodologies
Finance receivables
The fair value of finance receivables was estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This discounted cash flow is estimated utilizing an internal valuation model, which uses a combination of market inputs (i.e. discount rates for similar and like transactions) and our own assumptions regarding credit losses, recoveries, and prepayment rates in our portfolio. We estimate the cash flow of the portfolio and the cash flow of our retained interests in securitization, warehouse and bank term financing transactions in measuring total cash flow. These cash flows are developed on a leveraged basis since our finance receivable portfolio is financed by these debt instruments and are not separable transactions.

Tables of Contents

Dealer Finance Receivables - GO
The fair value of Dealer Finance Receivables was estimated by discounting future cash flows expected to be collected utilizing an internal loss adjusted cash flow model. The cash flow model uses internally generated assumptions regarding credit losses, recoveries, and prepayment rates in our portfolio, and a discount rate consistent with that of similar and like transactions.
Securitization debt
At June 30, 2013 and December 31, 2012, the fair value of securitization debt was determined using a third-party quoted market price.
Portfolio term residual financing
At June 30, 2013, the fair value of the portfolio term residual financing was estimated by discounting future expected cash flows over the life of the facility, using market rates for similar facilities. At December 31, 2012, the fair value was determined to approximate carrying value as the facility was amended December 2012.
Bank term financings
In November 2012, we executed a bank term financing with Wells Fargo.  Because this financing was recently executed, we believe the fair value approximates carrying value at June 30, 2013 and December 31, 2012.
Portfolio warehouse facilities
The portfolio warehouse facilities are short term in nature and the interest rates adjust in conjunction with the lender’s cost of funds or 30-day LIBOR. The Deutsche Bank Warehouse Facility was renewed in December 2012. The Royal Bank of Scotland Warehouse Facility was renewed in March 2013. The Wells Fargo Warehouse Facility was executed in December 2011. Since the majority of the warehouse facilities were recently renewed or executed and contain a floating market rate of interest, we believe the fair value of these facilities approximate carrying value at June 30, 2013 and December 31, 2012.
Senior secured notes payable
The fair value of senior secured notes payable at June 30, 2013 and December 31, 2012 was determined using third-party quoted market prices.
Revolving inventory facility
At June 30, 2013, the fair value of revolving inventory facility was estimated by discounting future cash flows expected to be paid over the life of the facility, using market rates for similar facilities. At December 31, 2012, the fair value of the inventory facility was determined using a third party discounted cash flow using market interest rates for this debt.
Mortgage note payable
At June 30, 2013, and December 31, 2012, the fair value of this note was determined using third-party market prices for similar commercial real estate mortgages. Both periods utilize the December 31, 2012 analysis, as the market for these instruments is not considered volatile.
Real estate facility
At June 30, 2013 and December 31, 2012, the fair value of the real estate facility was determined using a third-party discounted cash flow using market interest rates for this debt. Both periods utilize the December 31, 2012 analysis, as the market for these instruments is not considered volatile.

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

Tables of Contents

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
The following tables present condensed consolidating balance sheets as of June 30, 2013, and December 31, 2012; condensed consolidating statements of operations for the three and six months ended June 30, 2013 and 2012; and cash flows for the six months ended June 30, 2013 and 2012 for (i) DTAG and DTAC, —the co-issuers of the Senior Secured Notes, (ii) the separate DTAG and DTAC guarantor subsidiaries on a combined basis, (iii) the separate DTAG and DTAC non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidated amounts. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management believes that such information is not material to the senior note holders. Consolidating adjustments include elimination of investment in subsidiaries, elimination of intercompany accounts; elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and elimination of equity in earnings (losses) of subsidiaries. The condensed consolidating financial information should be read in conjunction with the condensed consolidated financial statements herein.
Included in the column for DTAG Guarantor Subsidiaries Combined are DriveTime Sales and Finance Company, LLC and DriveTime Car Sales Company, LLC, DriveTime Ohio Company, LLC, and Carvana, LLC. Included in the column for DTAC Guarantor Subsidiaries Combined are DT Credit Company, LLC, GFC Lending, LLC and DT Jet Leasing, LLC. Included in the column for DTAG Non-Guarantor Subsidiaries Combined are all other subsidiaries that are wholly-owned by DTAG and our 51% interest in Inilex. Included in the column for DTAC Non-Guarantor Subsidiaries Combined are all SPEs, which are VIEs and for which DTAC is the primary beneficiary. The column for the Issuers includes the accounts for DTAG and DTAC as issuers and as parent companies for each of its respective subsidiaries.
Consolidated amounts may be immaterially different compared to the condensed consolidated financial statements due to rounding.

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
June 30, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
ASSETS
Cash and Cash Equivalents	$9,313	$2,893	$5	$—	$12,211	$335	$329	$14,233	$—	$14,897	$—	$27,108
Restricted Cash and Investments Held in Trust	—	—	—	—	—	23,505	123,335	—	—	146,840	—	146,840
Finance Receivables	—	—	—	—	—	1,035	—	1,825,864	—	1,826,899	—	1,826,899
Allowance for Credit Losses	—	—	—	—	—	—	—	(284,719)	—	(284,719)	—	(284,719)
Finance Receivables, Net	—	—	—	—	—	1,035	—	1,541,145	—	1,542,180	—	1,542,180
Dealer Finance Receivables	—	—	—	—	—	92,278	—	—	—	92,278	—	92,278
Vehicle Inventory	226,505	—	—	—	226,505	—	—	—	—	—	—	226,505
Property and Equipment, Net	76,028	311	—	—	76,339	5,450	15,077	2,310	—	22,837	—	99,176
Investments in Subsidiaries	—	—	314,220	(314,220)	—	—	—	340,246	(340,246)	—	—	—
Other Assets	1,654,173	28,775	537,333	(722,397)	1,497,884	852,694	1,482,704	1,457,333	(2,417,101)	1,375,630	(2,814,906)	58,608
Total Assets	$1,966,019	$31,979	$851,558	$(1,036,617)	$1,812,939	$975,297	$1,621,445	$3,355,267	$(2,757,347)	$3,194,662	$(2,814,906)	$2,192,695
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$20,876	$—	$—	$—	$20,876	$6	$—	$—	$—	$6	$—	$20,882
Accrued Expenses and Other Liabilities	1,538,002	349	601,132	(722,397)	1,417,086	1,037,690	6,045	2,855,115	(2,405,031)	1,493,819	(2,814,906)	95,999
Portfolio Term Financings	—	—	—	—	—	—	1,120,866	—	(12,070)	1,108,796	—	1,108,796
Portfolio Warehouse Facilities	—	—	—	—	—	—	78,000	—	—	78,000	—	78,000
Senior Secured Notes Payable	—	—	126,883	—	126,883	—	—	126,883	—	126,883	—	253,766
Other Secured Notes Payable	111,321	10,806	—	—	122,127	1,546	12,343	—	—	13,889	—	136,016
Total Liabilities	1,670,199	11,155	728,015	(722,397)	1,686,972	1,039,242	1,217,254	2,981,998	(2,417,101)	2,821,393	(2,814,906)	1,693,459
Shareholders’ Equity:
Total Shareholders’ Equity	295,820	20,824	123,543	(314,220)	125,967	(63,945)	404,191	373,269	(340,246)	373,269	—	499,236
Total Liabilities & Shareholders’ Equity	$1,966,019	$31,979	$851,558	$(1,036,617)	$1,812,939	$975,297	$1,621,445	$3,355,267	$(2,757,347)	$3,194,662	$(2,814,906)	$2,192,695

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2012
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
ASSETS
Cash and Cash Equivalents	$6,937	$482	$5	$—	$7,424	$9	$423	$18,624	$—	$19,056	$—	$26,480
Restricted Cash and Investments Held in Trust	—	—	—	—	—	16,163	90,909	—	—	107,072	—	107,072
Finance Receivables	—	—	—	—	—	—	—	1,634,622	—	1,634,622	—	1,634,622
Allowance for Credit Losses	—	—	—	—	—	—	—	(252,590)	—	(252,590)	—	(252,590)
Finance Receivables, Net	—	—	—	—	—	—	—	1,382,032	—	1,382,032	—	1,382,032
Dealer Finance Receivables	—	—	—	—	—	40,956	—	—	—	40,956	—	40,956
Vehicle Inventory	270,733	—	—	—	270,733	—	—	—	—	—	—	270,733
Property and Equipment, Net	70,668	—	—	—	70,668	5,807	15,216	2,706	—	23,729	—	94,397
Investments in Subsidiaries	—	—	473,828	(473,828)	—	—	—	348,577	(348,577)	—	—	—
Other Assets	1,226,409	26,480	383,689	(711,814)	924,764	496,384	1,352,295	887,248	(1,857,217)	878,710	(1,736,027)	67,447
Total Assets	$1,574,747	$26,962	$857,522	$(1,185,642)	$1,273,589	$559,319	$1,458,843	$2,639,187	$(2,205,794)	$2,451,555	$(1,736,027)	$1,989,117
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$17,342	$—	$—	$—	$17,342	$4	$—	$—	$—	$4	$—	$17,346
Accrued Expenses and Other Liabilities	1,006,791	695	602,314	(711,814)	897,986	521,476	6,703	2,228,522	(1,836,721)	919,980	(1,736,027)	81,939
Portfolio Term Financings	—	—	—	—	—	—	1,069,974	—	(20,496)	1,049,478	—	1,049,478
Portfolio Warehouse Facilities	—	—	—	—	—	—	57,200	—	—	57,200	—	57,200
Senior Secured Notes Payable	—	—	99,160	—	99,160	—	—	99,160	—	99,160	—	198,320
Other Secured Notes Payable	91,320	11,733	—	—	103,053	1,774	12,454	—	—	14,228	—	117,281
Total Liabilities	1,115,453	12,428	701,474	(711,814)	1,117,541	523,254	1,146,331	2,327,682	(1,857,217)	2,140,050	(1,736,027)	1,521,564
Shareholders’ Equity:
Total Shareholders’ Equity	459,294	14,534	156,048	(473,828)	156,048	36,065	312,512	311,505	(348,577)	311,505	—	467,553
Total Liabilities & Shareholders’ Equity	$1,574,747	$26,962	$857,522	$(1,185,642)	$1,273,589	$559,319	$1,458,843	$2,639,187	$(2,205,794)	$2,451,555	$(1,736,027)	$1,989,117

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$273,933	$7,858	$—	$(4,252)	$277,539	$—	$—	$—	$—	$—	$—	$277,539
Interest Income	—	—	—	—	—	17	73,895	82,550	(74,102)	82,360	—	82,360
Dealer Finance and Other Income	—	—	—	—	—	4,902	—	—	—	4,902	—	4,902
Other Revenue	12,331	—	15,051	—	27,382	17,310	—	573	(17,325)	558	(27,940)	—
Equity in Income of Subsidiaries	—	—	56,635	(56,635)	—	—	—	50,314	(50,314)	—	—	—
Total Revenue	286,264	7,858	71,686	(60,887)	304,921	22,229	73,895	133,437	(141,741)	87,820	(27,940)	364,801
Costs and Expenses:
Cost of Used Vehicles Sold	188,564	3,458	—	(4,252)	187,770	—	—	—	—	—	—	187,770
Provision for Credit Losses	—	—	—	—	—	—	—	70,313	—	70,313	—	70,313
Portfolio Debt Interest Expense	—	—	—	—	—	—	10,538	—	—	10,538	—	10,538
Non-Portfolio Debt Interest Expense	1,100	131	11	—	1,242	1,601	394	88,409	(74,102)	16,302	(16,091)	1,453
Senior Secured Debt Interest Expense	—	—	3,757	—	3,757	—	—	3,757	—	3,757	—	7,514
Selling and Marketing	8,098	—	—	—	8,098	31	—	81	—	112	—	8,210
General and Administrative	28,394	1,953	2,164	—	32,511	18,341	14,331	16,523	(17,325)	31,870	(11,849)	52,532
Depreciation Expense	4,851	162	—	—	5,013	437	137	309	—	883	—	5,896
Total Costs and Expenses	231,007	5,704	5,932	(4,252)	238,391	20,410	25,400	179,392	(91,427)	133,775	(27,940)	344,226
Income (Loss) before Income Taxes	55,257	2,154	65,754	(56,635)	66,530	1,819	48,495	(45,955)	(50,314)	(45,955)	—	20,575
Income Tax Expense	—	36	82	—	118	—	—	152	—	152	—	270
Net Income (Loss)	$55,257	$2,118	$65,672	$(56,635)	$66,412	$1,819	$48,495	$(46,107)	$(50,314)	$(46,107)	$—	$20,305
Net Income attributable to noncontrolling interests - Inilex	—	740	—	—	740	—	—	—	—	—	—	740
Net Income attributable to DriveTime Consolidated	$55,257	$1,378	$65,672	$(56,635)	$65,672	$1,819	$48,495	$(46,107)	$(50,314)	$(46,107)	$—	$19,565

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2012
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$226,124	$—	$—	$—	$226,124	$—	$—	$—	$—	$—	$—	$226,124
Interest Income	—	—	—	—	—	—	66,268	75,933	(66,571)	75,630	—	75,630
Dealer Finance and Other Income	—	—	—	—	—	448	—	—	—	448	—	448
Other Revenue	11,290	—	10,087	—	21,377	15,826	—	737	(15,807)	756	(22,133)	—
Equity in Income of Subsidiaries	—	—	55,099	(55,099)	—	—	—	30,226	(30,226)	—	—	—
Total Revenue	237,414	—	65,186	(55,099)	247,501	16,274	66,268	106,896	(112,604)	76,834	(22,133)	302,202
Costs and Expenses:
Cost of Used Vehicles Sold	148,254	—	—	—	148,254	—	—	—	—	—	—	148,254
Provision for Credit Losses	—	—	—	—	—	—	—	51,387	—	51,387	—	51,387
Portfolio Debt Interest Expense	—	—	—	—	—	—	10,564	—	—	10,564	—	10,564
Non-Portfolio Debt Interest Expense	719	112	27	—	858	24	494	10,225	(303)	10,440	(10,210)	1,088
Senior Secured Debt Interest Expense	—	—	3,305	—	3,305	—	—	3,305	—	3,305	—	6,610
Selling and Marketing	6,283	—	—	—	6,283	28	—	—	—	28	—	6,311
General and Administrative	23,042	(801)	2,315	—	24,556	14,761	13,696	18,093	(15,807)	30,743	(11,923)	43,376
Depreciation Expense	4,216	—	—	—	4,216	356	128	319	—	803	—	5,019
Total Costs and Expenses	182,514	(689)	5,647	—	187,472	15,169	24,882	83,329	(16,110)	107,270	(22,133)	272,609
Income (Loss) before Income Taxes	54,900	689	59,539	(55,099)	60,029	1,105	41,386	23,567	(96,494)	(30,436)	—	29,593
Income Tax Expense	—	104	38	—	142	—	—	125	—	125	—	267
Net Income (Loss)	$54,900	$585	$59,501	$(55,099)	$59,887	$1,105	$41,386	$23,442	$(96,494)	$(30,561)	$—	$29,326
Net Income attributable to noncontrolling interests - Inilex	—	—	—	—	—	—	—	—	—	—	—	—
Net Income attributable to DriveTime Consolidated	$54,900	$585	$59,501	$(55,099)	$59,887	$1,105	$41,386	$23,442	$(96,494)	$(30,561)	$—	$29,326

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Operations
Six Months Ended June 30, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$583,401	$7,858	$—	$(4,252)	$587,007	$—	$—	$—	$—	$—	$—	$587,007
Interest Income	—	—	—	—	—	19	147,186	157,801	(147,672)	157,334	—	157,334
Dealer Finance and Other Income	—	—	—	—	—	7,702	—	—	—	7,702	—	7,702
Other Revenue	24,462	—	27,597	—	52,059	33,291	—	1,095	(33,319)	1,067	(53,126)	—
Equity in Income of Subsidiaries	—	—	128,026	(128,026)	—	—	—	100,467	(100,467)	—	—	—
Total Revenue	607,863	7,858	155,623	(132,278)	639,066	41,012	147,186	259,363	(281,458)	166,103	(53,126)	752,043
Costs and Expenses:
Cost of Used Vehicles Sold	400,202	3,458	—	(4,252)	399,408	—	—	—	—	—	—	399,408
Provision for Credit Losses	—	—	—	—	—	—	—	148,155	—	148,155	—	148,155
Portfolio Debt Interest Expense	—	—	—	—	—	—	20,724	—	—	20,724	—	20,724
Non-Portfolio Debt Interest Expense	2,057	266	24	—	2,347	1,621	860	175,197	(147,672)	30,006	(29,581)	2,772
Senior Secured Debt Interest Expense	—	—	7,078	—	7,078	—	—	7,077	—	7,077	—	14,155
Selling and Marketing	17,081	—	—	—	17,081	44	—	2	—	46	—	17,127
General and Administrative	53,232	1,000	4,359	—	58,591	34,901	28,455	33,809	(33,319)	63,846	(23,545)	98,892
Depreciation Expense	9,379	162	—	—	9,541	856	270	637	—	1,763	—	11,304
Total Costs and Expenses	481,951	4,886	11,461	(4,252)	494,046	37,422	50,309	364,877	(180,991)	271,617	(53,126)	712,537
Income (Loss) before Income Taxes	125,912	2,972	144,162	(128,026)	145,020	3,590	96,877	(105,514)	(100,467)	(105,514)	—	39,506
Income Tax Expense	—	118	154	—	272	—	—	340	—	340	—	612
Net Income (Loss)	$125,912	$2,854	$144,008	$(128,026)	$144,748	$3,590	$96,877	$(105,854)	$(100,467)	$(105,854)	$—	$38,894
Net Income attributable to noncontrolling interests - Inilex	—	740	—	—	740	—	—	—	—	—	—	740
Net Income attributable to DriveTime Consolidated	$125,912	$2,114	$144,008	$(128,026)	$144,008	$3,590	$96,877	$(105,854)	$(100,467)	$(105,854)	$—	$38,154

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Operations
Six Months Ended June 30, 2012
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$523,259	$—	$—	$—	$523,259	$—	$—	$—	$—	$—	$—	$523,259
Interest Income	—	—	—	—	—	—	129,758	146,764	(130,364)	146,158	—	146,158
Dealer Finance and Other Income	—	—	—	—	—	623	—	—	—	623	—	623
Other Revenue	22,703	—	16,847	—	39,550	30,351	—	1,306	(30,311)	1,346	(40,896)	—
Equity in Income of Subsidiaries	—	—	131,609	(131,609)	—	—	—	69,445	(69,445)	—	—	—
Total Revenue	545,962	—	148,456	(131,609)	562,809	30,974	129,758	217,515	(230,120)	148,127	(40,896)	670,040
Costs and Expenses:
Cost of Used Vehicles Sold	345,416	—	—	—	345,416	—	—	—	—	—	—	345,416
Provision for Credit Losses	—	—	—	—	—	—	—	111,729	—	111,729	—	111,729
Portfolio Debt Interest Expense	—	—	—	—	—	—	20,918	—	—	20,918	—	20,918
Non-Portfolio Debt Interest Expense	1,534	112	37	—	1,683	48	988	18,641	(620)	19,057	(18,609)	2,131
Senior Secured Debt Interest Expense	—	—	6,608	—	6,608	—	—	6,608	—	6,608	—	13,216
Selling and Marketing	15,687	—	—	—	15,687	93	—	—	—	93	—	15,780
General and Administrative	43,778	(1,107)	4,429	—	47,100	29,967	26,109	37,522	(30,311)	63,287	(22,287)	88,100
Depreciation Expense	8,426	—	—	—	8,426	615	283	646	—	1,544	—	9,970
Total Costs and Expenses	414,841	(995)	11,074	—	424,920	30,723	48,298	175,146	(30,931)	223,236	(40,896)	607,260
Income (Loss) before Income Taxes	131,121	995	137,382	(131,609)	137,889	251	81,460	42,369	(199,189)	(75,109)	—	62,780
Income Tax Expense	—	160	146	—	306	—	—	353	—	353	—	659
Net Income (Loss)	$131,121	$835	$137,236	$(131,609)	$137,583	$251	$81,460	$42,016	$(199,189)	$(75,462)	$—	$62,121
Net Income attributable to noncontrolling interests - Inilex	—	—	—	—	—	—	—	—	—	—	—	—
Net Income attributable to DriveTime Consolidated	$131,121	$835	$137,236	$(131,609)	$137,583	$251	$81,460	$42,016	$(199,189)	$(75,462)	$—	$62,121

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$125,912	$2,854	$144,008	$(128,026)	$144,748	$3,590	$96,877	$(105,854)	$(100,467)	$(105,854)	$—	$38,894
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used In) Operating Activities:
Provision for Credit Losses - Finance Receivables	—	—	—	—	—	—	—	148,155	—	148,155	—	148,155
Provision for Credit Losses - Dealer Finance Receivables	—	—	—	—	—	888	—	—	—	888	—	888
Depreciation Expense	9,379	162	—	—	9,541	856	270	637	—	1,763	—	11,304
Amortization of Debt Issuance Costs and Debt Premium and Discount	81	29	257	—	367	—	2,542	257	—	2,799	—	3,166
Non-Cash Compensation Expense-Related Party	—	—	311	—	311	—	—	310	—	310	—	621
Loss (Gain) from Disposal of Property and Equipment	(57)	—	—	—	(57)	78	—	(7)	—	71	—	14
Originations of Finance Receivables	—	—	—	—	—	(1,046)	—	(590,231)	—	(591,277)	—	(591,277)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	16	—	284,379	—	284,395	—	284,395
Change in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	(6)	—	(1,415)	—	(1,421)	—	(1,421)
Decrease in Inventory	44,228	—	—	—	44,228	—	—	—	—	—	—	44,228
Change in Other Assets	(717,230)	1,113	(170,506)	138,609	(748,014)	(459,911)	(136,247)	(382,792)	660,351	(318,599)	1,078,879	12,266
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	534,745	(347)	(1,166)	(10,583)	522,649	516,216	(657)	626,163	(568,310)	573,412	(1,078,879)	17,182
Net Cash Provided By (Used In) Operating Activities	(2,942)	3,811	(27,096)	—	(26,227)	60,681	(37,215)	(20,398)	(8,426)	(5,358)	—	(31,585)
Cash Flows from Investing Activities:
Origination of Dealer Finance Receivables	—	—	—	—	—	(65,071)	—	—	—	(65,071)	—	(65,071)
Collections and Recoveries of Dealer Finance Receivables	—	—	—	—	—	12,861	—	—	—	12,861	—	12,861
Proceeds from Disposal of Property and Equipment	697	—	—	—	697	212	—	23	—	235	—	932
Purchase of Property and Equipment	(15,379)	(473)	—	—	(15,852)	(788)	(134)	(257)	—	(1,179)	—	(17,031)
Net Cash Used In Investing Activities	$(14,682)	$(473)	$—	$—	$(15,155)	$(52,786)	$(134)	$(234)	$—	$(53,154)	$—	$(68,309)

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Financing Activities:
Decrease in Restricted Cash	—	—	—	—	—	(7,341)	(7,134)	—	—	(14,475)	—	(14,475)
Deposits into Investments Held in Trust	—	—	—	—	—	—	(4,500)	—	—	(4,500)		(4,500)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	(20,792)	—	—	(20,792)	—	(20,792)
Additions to Portfolio Term Financings	—	—	—	—	—	—	311,990	—	—	311,990	—	311,990
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(260,966)	—	8,426	(252,540)	—	(252,540)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	474,700	—	—	474,700	—	474,700
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(453,900)	—	—	(453,900)	—	(453,900)
Additions to Senior Secured Notes Payable	—	—	27,750	—	27,750	—	—	27,750	—	27,750	—	55,500
Additions to Other Secured Notes Payable	20,000	—	—	—	20,000	—	—	—	—	—	—	20,000
Repayment of Other Secured Notes Payable	—	(927)	—	—	(927)	(228)	(111)	—	—	(339)	—	(1,266)
Payment of Debt Issuance Costs	—	—	(654)	—	(654)	—	(2,032)	(654)	—	(2,686)	—	(3,340)
Dividend Distributions	—	—	—	—	—	—	—	(10,855)	—	(10,855)	—	(10,855)
Net Cash Provided By (Used In) Financing Activities	20,000	(927)	27,096	—	46,169	(7,569)	37,255	16,241	8,426	54,353	—	100,522
Net Increase (Decrease) in Cash and Cash Equivalents	2,376	2,411	—	—	4,787	326	(94)	(4,391)	—	(4,159)	—	628
Cash and Cash Equivalents at Beginning of Period	6,937	482	5	—	7,424	9	423	18,624	—	19,056	—	26,480
Cash and Cash Equivalents at End of Period	$9,313	$2,893	$5	$—	$12,211	$335	$329	$14,233	$—	$14,897	$—	$27,108

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2012
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$131,121	$835	$137,236	$(131,609)	$137,583	$251	$81,460	$42,016	$(199,189)	$(75,462)	$—	$62,121
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used In) Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	111,729	—	111,729	—	111,729
Depreciation Expense	8,426	—	—	—	8,426	615	283	646	—	1,544	—	9,970
Amortization of Debt Issuance Costs and Debt Premium and Discount	33	—	296	—	329	—	3,241	294	—	3,535	—	3,864
Non-Cash Compensation Expense-Related Party	—	—	465	—	465	—	—	465	—	465	—	930
Loss from Disposal of Property and Equipment	(90)	—	—	—	(90)	(25)	—	—	—	(25)	—	(115)
Originations of Finance Receivables	—	—	—	—	—	—	—	(520,378)	—	(520,378)	—	(520,378)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	—	282,442	—	282,442	—	282,442
Decrease in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(2,512)	—	(2,512)	—	(2,512)
Decrease in Inventory	75,786	—	—	—	75,786	—	—	—	—	—	—	75,786
Change in Other Assets	271,789	(13,900)	(135,840)	138,258	260,307	512,768	253,719	522,911	(672,998)	616,400	(868,282)	8,425
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	(458,794)	(20)	(2,151)	(6,649)	(467,614)	(495,561)	(977)	(415,062)	521,987	(389,613)	868,282	11,055
Net Cash Provided By (Used In) Operating Activities	28,271	(13,085)	6	—	15,192	18,048	337,726	22,551	(350,200)	28,125	—	43,317
Cash Flows from Investing Activities:
Origination of Dealer Finance Receivables	—	—	—	—	—	(12,249)	—	—	—	(12,249)	—	(12,249)
Collections and Receoveries of Dealer Finance Receivables	—	—	—	—	—	640	—	—	—	640	—	640
Proceeds from Disposal of Property and Equipment	639	—	—	—	639	119	—	22	—	141	—	780
Purchase of Property and Equipment	(6,740)	—	—	—	(6,740)	(2,810)	322	(695)	—	(3,183)	—	(9,923)
Net Cash Provided By (Used In) Investing Activities	(6,101)	—	—	—	(6,101)	(14,300)	322	(673)	—	(14,651)	—	(20,752)

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2012
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Financing Activities:
Decrease in Restricted Cash	—	—	—	—	—	(3,550)	1,330	—	—	(2,220)	—	(2,220)
Deposits into Investments Held in Trust	—	—	—	—	—	—	(4,500)	—	—	(4,500)	—	(4,500)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	31	—	—	31	—	31
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	235,046	—	—	235,046	—	235,046
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(218,108)	—	—	(218,108)	—	(218,108)
Additions to Portfolio Term Financings	—	—	—	—	—	—	437,300	—	—	437,300	—	437,300
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(436,500)	—	—	(436,500)	—	(436,500)
Additions to Other Secured Notes Payable	—	12,968	—	—	12,968	—	—	—	—	—	—	12,968
Repayment of Other Secured Notes Payable	(20,180)	(309)	—	—	(20,489)	(178)	(102)	—	—	(280)	—	(20,769)
Payment of Debt Issuance Costs	(392)	—	(6)	—	(398)	—	(2,459)	(6)	—	(2,465)	—	(2,863)
Dividend Distributions	—	—	—	—	—	—	(350,200)	(25,724)	350,200	(25,724)	—	(25,724)
Net Cash Provided By (Used In) Financing Activities	(20,572)	12,659	(6)	—	(7,919)	(3,728)	(338,162)	(25,730)	350,200	(17,420)	—	(25,339)
Net Increase (Decrease) in Cash and Cash Equivalents	1,598	(426)	—	—	1,172	20	(114)	(3,852)	—	(3,946)	—	(2,774)
Cash and Cash Equivalents at Beginning of Period	2,869	595	5	—	3,469	52	396	22,013	—	22,461	—	25,930
Cash and Cash Equivalents at End of Period	$4,467	$169	$5	$—	$4,641	$72	$282	$18,161	$—	$18,515	$—	$23,156

Tables of Contents

(14)	Segment Information
We operate in two principal operating business segments: DriveTime and GO Financial. We organize our business based on the nature of the services and products offered. Transactions between segments are eliminated in consolidation.
Revenue and operating income (loss) for each segment are provided below for the three and six months ended June 30, 2013 and June 30, 2012, while assets and liabilities are presented as of June 30, 2013 and December 31, 2012.

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	DriveTime	GO	Total	DriveTime	GO	Total
Revenue:	(In thousands)
Sales of Used Vehicles	$587,007	$—	$587,007	$523,259	$—	$523,259
Interest Income	157,315	19	157,334	146,158	—	146,158
Dealer Finance and Other Income	—	7,702	7,702	—	623	623
Total Revenue:	$744,322	$7,721	$752,043	$669,417	$623	$670,040

Expenses:
Interest Expense	36,068	1,583	37,651	36,265	—	36,265
Depreciation Expense	11,028	276	11,304	9,794	176	9,970
Other Costs and Operating Expenses	658,173	5,409	663,582	558,518	2,507	561,025
Total Costs and Expenses:	$705,269	$7,268	$712,537	$604,577	$2,683	$607,260

Income (Loss) Before Income Taxes:	$39,053	$453	$39,506	$64,840	$(2,060)	$62,780

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Drivetime	GO	Total	Drivetime	GO	Total
Revenue:	(In thousands)
Sales of Used Vehicles	$277,539	$—	$277,539	$226,124	$—	$226,124
Interest Income	82,344	16	82,360	75,630	—	75,630
Dealer Finance and Other Income	—	4,902	4,902	—	448	448
Total Revenue:	$359,883	$4,918	$364,801	$301,754	$448	$302,202

Expenses:
Interest Expense	17,922	1,583	19,505	18,262	—	18,262
Depreciation Expenses	5,751	145	5,896	4,918	101	5,019
Other Costs and Operating Expenses	315,320	3,505	318,825	248,052	1,276	249,328
Total Costs and Expenses:	$338,993	$5,233	$344,226	$271,232	$1,377	$272,609

Income (Loss) Before Income Taxes:	$20,890	$(315)	$20,575	$30,522	$(929)	$29,593

	June 30, 2013				December 31, 2012
	DriveTime	GO		Total	DriveTime	GO	Total
	(In thousands)
Assets:	$2,097,576	$95,119		$2,192,695	$1,946,714	$42,403	$1,989,117
Liabilities:	$1,610,912	$82,547		$1,693,459	$1,520,866	$698	$1,521,564
Equity:	$486,664	$12,572	(1)	$499,236	$425,848	$41,705	$467,553
(1)     In 2013, GO's parent, DTAC, recategorized approximately $80.0 million of GO's equity to an intercompany interest bearing note to DTAC.

Tables of Contents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview
We are the leading used vehicle retailer in the United States with a primary focus on the sale and financing of quality vehicles to the subprime market. Through our branded dealerships, we provide our customers with a comprehensive end-to-end solution for their automotive needs, including the sale, financing, and maintenance of their vehicles. As of June 30, 2013, we owned and operated 104 dealerships and 18 reconditioning facilities in 19 states. For the six months ended June 30, 2013, we sold 36,893 vehicles, generated $752.0 million of total revenue and $98.0 million of Adjusted EBITDA. We provide our customers with financing for substantially all of the vehicles we sell. We historically have not utilized third-party finance companies or banks to finance vehicles for our customers, and many of our customers may be unable to obtain financing to purchase a vehicle from another company, therefore, financing is an essential component of the services that we provide to our customers. As of June 30, 2013, our loan portfolio had a total outstanding principal balance of $1.8 billion. We maintain our loan portfolio and related financings on our balance sheet.
Over the past 21 years, we have developed an integrated business model that consists of vehicle acquisition, reconditioning, sales, underwriting and finance, loan servicing, and after sale support. We believe that our model enables us to operate successfully in the underserved subprime market. In addition, we believe that our model allows us to systematically open new dealerships in existing and new markets throughout the United States.
Select information regarding the regions in which we operate is as follows:

Tables of Contents

	Six months ended
	June 30, 2013		As of June 30, 2013
State	# of Units Sold	Percent of Unit Sales Volume	Number of Stores	Number of Reconditioning Facilities	# of Active Loans	Loan Principal	% of Portfolio
						(In thousands)
Texas	7,234	19.6%	19	4	32,862	$393,122	21.9%
Florida	5,540	15.0%	19	2	23,460	276,175	15.4%
Georgia	3,008	8.0%	8	1	11,496	138,694	7.7%
North Carolina	2,911	7.9%	9	1	13,810	165,688	9.4%
Arizona	2,350	6.4%	6	1	10,387	113,374	6.3%
Tennessee	2,217	6.0%	6	1	6,894	92,078	5.2%
Virginia	2,154	5.8%	6	1	10,124	113,696	6.3%
California	1,662	4.5%	4	1	6,911	79,261	4.4%
Alabama	1,618	4.4%	5	1	4,420	59,663	3.3%
South Carolina	1,464	4.0%	4	—	5,261	68,118	3.8%
Ohio	1,412	3.8%	3	1	2,456	36,271	2.0%
Nevada	1,221	3.3%	2	1	5,830	66,635	3.7%
Oklahoma	891	2.4%	3	—	3,156	41,490	2.3%
New Mexico	827	2.2%	3	1	4,565	48,712	2.7%
Indiana	562	1.5%	2	1	1,788	25,921	1.4%
Colorado	547	1.5%	2	1	3,182	35,304	2.0%
Mississippi	514	1.4%	1	—	1,464	20,856	1.2%
Missouri	477	1.3%	1	—	590	9,179	0.5%
Arkansas	355	1.0%	1	—	534	8,329	0.5%
	36,964	100.0%	104	18	149,190	$1,792,566	100.0%

Strategic Initiatives

Indirect Lending – GO Financial. In December 2011, we launched a new indirect lending line of business, GFC Lending LLC dba GO Financial (“GO Financial” or “GO”). GO provides subprime auto financing to third-party automobile dealerships. The third-party automobile dealerships originate retail installment sales contracts to finance purchases of vehicles by customers with demographics similar to DriveTime. GO enters into a dealer servicing agreement with each of the third-party automobile dealerships whereby, subsequent to verification of a qualifying customer loan, GO advances funds to the dealership through a non-recourse loan (“dealer advance”). Once originated, GO performs the loan servicing of both the dealer advance to the dealership and the underlying customer loan to the end customer. Another subsidiary of DT Acceptance Corporation, DT Credit Company, LLC serves as the servicer of the underlying customer loans, on behalf of GO. We believe this indirect lending program provides an opportunity for independent dealerships to sell additional vehicles to customers with subprime credit, and provides us with incremental profitability to supplement our existing operations. At June 30, 2013 we had $92.3 million and at December 31, 2012 we had $41.0 million in dealer finance receivables outstanding.

On-Line Auto Sales – Carvana. In January 2013, through Carvana, LLC (“Carvana”), we launched a new sales channel that enables a customer to buy a car, from click to delivery, 100% online over the internet. Carvana’s target customer demographic is not specific to credit, and is geared to attract a broader credit spectrum and income classification than that of DriveTime and GO Financial. Carvana (www.Carvana.com) is a 360-degree, integrated used car buying experience that enables consumers to purchase used vehicles online through a highly efficient and transparent process. Initially launching in Georgia, with plans to expand regionally, then nationally, Carvana’s business and operations will fully integrate all steps of the vehicle sales process, including: (a) vehicle search, (b) vehicle tour and detail, (c) credit scoring, (d) customer financing, (e) eContracting, (f) verification of customer data, (g) electronic down payment, and (h) vehicle delivery. Carvana is not expected to have a significant net impact to our consolidated results for 2013. To a certain extent, Carvana will utilize DriveTime’s existing infrastructure, with customized aspects of each component of the DriveTime business process. Sales through Carvana

Tables of Contents

may be financed by either DriveTime or third-party lenders. Carvana's results of operations were not material to our operating results for the three and six months ended June 30, 2013.

Second Quarter 2013 Highlights

•	Total revenue increased 20.7% to $364.8 million, compared to second quarter 2012.

•	Unit sales increased 18.3% to 17,357 vehicles sold, compared to second quarter 2012.

•	Originations increased 22.8% to $279.2 million, compared to second quarter 2012.

•	GO Financial increased its active dealer base 44% and funded $26.1 million in dealer advances.

•	We opened four new dealerships, entering one new geographic region, Columbus, GA.

•
In May 2013 we issued an additional $50.0 million of Senior Secured Notes in a private offering under Rule 144A and Regulation S of the Securities Act of 1933. The notes were issued with an original issuance price of 111.0%, resulting in an effective "yield to first call date" of 7.67%.

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

Tables of Contents

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

Factors Affecting Comparability
We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Revenue Recognition

We have historically included our DriveCare® limited warranty as part of the bundled retail price of each vehicle we sell, recognizing revenue and costs related to the warranty at the time of the sale. Beginning in the fourth quarter of 2012, however, we began offering our DriveCare® limited warranty as a separately priced unbundled service contract in certain regions in which we operate. The revenue and costs related to these unbundled service contracts is deferred and recognized over the life of the service contract instead of at the time of the sale of the vehicle. Expansion of the regions in which we offer unbundled service contracts will negatively impact our gross revenue, gross margin, and net income in future periods when compared to historical results due to the income deferral associated with unbundling. However, we do not expect unbundling to have a negative economic or cash flow impact on the Company. For the three and six months ended June 30, 2013, total revenue was negatively impacted by $4.8 million and $11.5 million, and net income was negatively impacted by $3.8 million and $9.2 million, respectively, as compared to the same periods in 2012.

GO Financial

In December 2011, we launched GO Financial. GO provides indirect subprime auto financing to non-DriveTime dealers. For the three and six months ended June 30, 2013, GO originated $26.1 million and $65.1 million in dealer finance receivables, respectively. GO originated $6.7 million and $12.2 million for the same periods in 2012. At June 30, 2013 and December 31, 2012 GO had total assets of $95.1 million and $42.4 million. For the three and six months ended June 30, 2013, GO generated $4.9 million and $7.7 million in total revenue. GO generated $0.4 million and $0.6 million in total revenue for the same periods in 2012. For the three and six months ended June 30, 2013 GO generated a loss of $0.3 million and income of $0.5 million compared to losses of $0.9 million and $2.1 million in 2012. We expect GO’s originations of dealer finance receivables will continue to grow during 2013, thereby increasing our total revenue, portfolio size, and operating expenses as GO hires personnel, organizes and registers in various states with various regulatory authorities, and incurs other costs of doing business.

Inilex

In June 2013, we acquired Inilex. Inilex is a leading provider of intelligent telemetry solutions, and has been our provider of GPS technology installed on our vehicle inventory. As a result of acquiring a controlling interest in Inilex, their accounts are consolidated and intercompany transactions are eliminated in consolidation. The income attributable to the remaining noncontrolling interest in Inilex is presented both on the condensed consolidated statement of operations as well as in equity within the condensed consoildated balance sheet. For the three and six months ended June 30, 2013, Inilex generated $7.9 million in revenue and $1.5 million of net income, of which $0.7 million was attributable to a noncontrolling interest.

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

	As of and for the		As of and for the
	Three Months Ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)
	($ In thousands except per vehicle data)
Consolidated Statement of Operations Data:
Total Revenue	$364,801	$302,202	$752,043	$670,040
Total Costs and Expenses	$344,226	$272,609	$712,537	$607,260
Income Before Income Taxes	$20,575	$29,593	$39,506	$62,780
Net Income	$19,565	$29,326	$38,154	$62,121
Other Financial Data:
EBITDA (1)	$45,976	$52,874	$88,461	$109,015
Adjusted EBITDA (1)	$50,082	$52,538	$98,010	$108,717
Dealerships:*
Dealerships in operation at end of period	104	88	104	88
Average number of vehicles sold per dealership per month	56	56	61	63
Retail Sales:*
Number of used vehicles sold	17,307	14,667	36,893	33,812
Average age of vehicles sold (in years)	5.6	6.0	5.8	5.9
Average mileage of vehicles sold	80,345	85,214	81,361	82,425
Per vehicle sold data:
Average net revenue per vehicle sold	$16,071	$15,417	$16,063	$15,476
Average cost of vehicle sold	$(10,830)	$(10,108)	$(10,790)	$(10,216)
Average gross margin	$5,241	$5,309	$5,273	$5,260
Gross margin percentage	32.6%	34.4%	32.8%	34.0%
Loan Portfolio:*
Principal balances originated	$278,442	$227,408	$590,272	$520,378
Average amount financed per origination	$16,088	$15,632	$16,000	$15,529
Number of loans outstanding—end of period	149,190	145,021	149,190	145,021
Principal outstanding—end of period	$1,792,566	$1,616,165	$1,792,566	$1,616,165
Average principal outstanding	$1,750,612	$1,589,023	$1,683,369	$1,536,554
Average effective yield on portfolio (2)	19.1%	19.4%	19.3%	19.7%
Allowance for credit losses as a percentage of portfolio principal	15.8%	15.1%	15.8%	15.1%
Portfolio performance data:*
Portfolio delinquencies over 31-90 days	12.1%	9.4%	12.1%	9.4%
Principal charged-off as a percentage of outstanding principal(3)	4.9%	4.6%	11.0%	10.1%
Recoveries as a percentage of principal charged-off (3)	36.5%	40.3%	37.2%	43.3%
Net charge-offs as a percentage of average principal (3)	3.1%	2.7%	6.8%	5.7%
Financing and Liquidity:*
Unrestricted cash and availability (4)	$199,035	$256,787	$199,035	$256,787
Ratio of net debt to shareholders’ equity (5)	2.9x	2.3x	2.9x	2.3x
Total average debt	$1,495,225	$1,217,071	$1,467,978	$1,203,530
Weighted average effective borrowing rate on total debt (6)	5.2%	6.0%	5.1%	6.0%

Tables of Contents

	June 30, 2013	December 31, 2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$27,108	$26,480
DriveTime Finance Receivables *	$1,826,899	$1,634,622
Allowance for Credit Losses - DriveTime	$(284,719)	$(252,590)
Inventory	$226,505	$270,733
Total Assets	$2,192,695	$1,989,117
Total Debt	$1,576,578	$1,422,279
Shareholders’ Equity	$499,236	$467,553

*     Except where indicated, selected financial data excludes GO Financial, Carvana and Inilex. For GO Financial selected financial data see —Results of operations - GO Financial.

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

(6)	Weighted average effective borrowing rate includes the effect of amortization of discounts, debt issuance costs, and unused line fees.

Tables of Contents

Results of Operations - DriveTime
The following table sets forth our results of operations for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)
Revenue:
Sales of Used Vehicles	$277,539	$226,124	22.7%	$587,007	$523,259	12.2%
Interest Income	82,360	75,630	8.9%	157,334	146,158	7.6%
Dealer Finance and Other Income	4,902	448	*	7,702	623	*
Total Revenue	364,801	302,202	20.7%	752,043	670,040	12.2%
Costs and Expenses:
Cost of Used Vehicles Sold	187,770	148,254	26.7%	399,408	345,416	15.6%
Provision for Credit Losses	70,313	51,387	36.8%	148,155	111,729	32.6%
Portfolio Debt Interest Expense	10,538	10,564	(0.2)%	20,724	20,918	(0.9)%
Non-Portfolio Debt Interest Expense	1,453	1,088	33.5%	2,772	2,131	30.1%
Senior Secured Debt Interest Expense	7,514	6,610	13.7%	14,155	13,216	7.1%
Selling and Marketing	8,210	6,311	30.1%	17,127	15,780	8.5%
General and Administrative	52,532	43,376	21.1%	98,892	88,100	12.2%
Depreciation Expense	5,896	5,019	17.5%	11,304	9,970	13.4%
Total Costs and Expenses	344,226	272,609	26.3%	712,537	607,260	17.3%
Income Before Income Taxes	20,575	29,593	(30.5)%	39,506	62,780	(37.1)%
Income Tax Expense	270	267	1.1%	612	659	(7.1)%
Net Income	$20,305	$29,326	(30.8)%	$38,894	$62,121	(37.4)%
* Greater than 100%

Sales of used vehicles
Revenue from sales of used vehicles increased during the three and six months ended June 30, 2013 compared to 2012. The increase in revenue was primarily due to an increase in sales volume as a result of opening new dealerships, coupled with an increase in the average sales price per vehicle sold. Since June 30, 2012, we opened a net of sixteen additional dealerships. The increase in average sales price per vehicle sold is attributable to an overall increase in the average cost of used vehicles sold. In addition, IRS delays in processing income tax refunds altered the seasonal buying patterns of our customers, which delayed certain vehicle purchases from the first quarter into the second, thereby positively impacting second quarter revenues. Despite these factors, we still sold more vehicles in in the first and second quarters of 2013 than we did for the same quarters in 2012, due to a greater number of average dealerships in operation in 2013 as compared to 2012. Our sales revenue was negatively affected by approximately $4.8 million and $11.5 million of deferred revenue for the three and six months ended June 30, 2013, respectively, as a result of offering our DriveCare® limited warranty as a separately priced product in certain regions in which we operate. See also “—Cost of used vehicles sold” and "—Gross Margin" for further discussion on vehicle cost and deferred revenue.
Interest income
Interest income increased during the three and six months ended June 30, 2013, compared to the same periods in 2012. This increase is primarily due to an increase in our average portfolio principal outstanding of $161.6 million and $146.8 million for the three and six months ended June 30, 2013, respectively, compared to 2012. The increase in portfolio size was driven by the increase in sales volume and an increase in the average amount financed per loan origination. Partially offsetting the increase in average portfolio size was a decrease in average effective yield on our receivables period over period, as a result of a decrease in average APR of contracts originated. See also "—Originations" for further discussion.

Tables of Contents

Cost of used vehicles sold
Total cost of used vehicles sold increased for the three and six months ended June 30, 2013, compared to 2012. The increase was due to an increase in the number of vehicles sold and an increase in the average acquisition cost per vehicle sold. Our cost of vehicles sold per unit increased primarily as a result of selling a lower mileage and newer model year vehicle in conjunction with the impact of wholesale used vehicle prices.
Gross margin
Gross margin as a percentage of sales revenue decreased to 32.6% from 34.4% for the three months ended June 30, 2013 compared to 2012. Gross margin as a percentage of sales revenue decreased to 32.8% from 34.0% for the six months ended June 30, 2013 compared to 2012. Gross margin was adversely impacted in 2013 as a result of the accounting effects related to offering our DriveCare® limited warranty as a separately priced product in certain regions in which we operate. Excluding the effects of unbundling the warranty, gross margin percentage would have been 34.1% and 34.4% for three months ended June 30, 2013 and 2012, and would have been 34.5% and 34.0% for six months ended June 30, 2013. Gross margin also continues to be affected by an increased vehicle acquisition cost. Only a portion of the increase in base cost of vehicles were passed on to customers through an increase in sales price due to competitive pressure and to maintain affordability for our customers. As we experience wholesale pricing pressure, our ability to pass on costs to our customers is limited, because our customers are generally sensitive to down payment and monthly payment amounts.
Provision for credit losses
Provision for credit losses increased for the three and six months ended June 30, 2013, compared to 2012. The increase is primarily the result of an increase in the principal balance of loans outstanding as a result of increased sales volume, coupled with an increase in the allowance as a percent of principal.

Net charge-offs as a percent of average outstanding principal increased to 3.1% from 2.7% three months ended June 30, 2013 compared to 2012, and increased to 6.8% from 5.7% for the six months ended June 30, 2013 as compared to 2012. The increase in net charge-offs percentage is the result of an increase in gross charge-offs, coupled with a decrease in our recovery rate. Gross principal charged-off increased to 4.9% compared to 4.6% for the three months ended June 30, 2013 and 2012, and increased to 11.0% compared to 10.1% for the six months ended June 30, 2013 and 2012 . Influencing gross loss rates were higher average principal charged-offs due in part to historical high used vehicle prices, which resulted in the sale of older, higher mileage vehicles and longer financing terms to maintain customer payment affordability, plus general economic conditions including unemployment and underemployment rates, and the latent impact of the disruption of our collection operations resulting from the terminated transaction for the sale of the Company in 2012. Recoveries as a percentage of principal charged-off decreased to 36.5% from 40.3% for the three months ended June 30, 2013 and 2012 and decreased to 37.2% from 43.3% for the six months ended June 30, 2013 and 2012. Beginning in the second quarter of 2012 and continuing into the first half of 2013, the wholesale market softened partially as a result of rising new vehicle sales, increasing the inventory of used vehicles from trade-ins, and an increase in supply of fleet vehicles as rental companies are retiring more vehicles.

Our allowance as a percent of principal outstanding increased from 15.1% at December 31, 2012 to 15.8% at June 30, 2013. The increase in the allowance rate is driven by our expectation that recovery values will continue to decline during 2013, combined with an increase in gross charge-off expectations as a result of an increase in average term.
Portfolio debt interest expense
Total portfolio debt interest expense decreased slightly for the three and six months ended June 30, 2013, compared to the same periods in 2012. These decreases in expense are the result of the decrease in the overall cost of funds of our portfolio debt, partially offset by an increase in the outstanding balance of portfolio debt period over period. Our portfolio debt cost of funds decreased to 3.7% for the six months ended June 30, 2013 compared to 4.6% in 2012. The decrease in our costs of funds is attributable to lower borrowing costs of our recent securitizations, bank term financing, and warehouse facilities.
Non-portfolio debt interest expense
Total non-portfolio debt interest expense increased for the three and six months ended June 30, 2013, compared to the same periods in 2012. These increases were primarily attributed to increased borrowings on our inventory facility as a result of an increase in our vehicle inventory. As a result, the average balance outstanding of non-portfolio debt increased to $132.1 million from $92.9 million for the three months ended June 30, 2013 and 2012 and increased to $125.9 million from $95.1 million for the six months ended June 30, 2013 and 2012.

Tables of Contents

Senior Secured Debt Interest Expense
Senior Secured debt interest expense increased for the three and six months ended June 30, 2013, compared to the same periods in 2012. These increases are due to the the additional $50.0 million of Senior Secured Notes issued in May 2013.
Selling and marketing expense
Selling and marketing expenses increased for the three and six months ended June 30, 2013, compared to the same periods in 2012. These increases are due primarily to an increase in television production costs and internet marketing efforts related to our geographic expansion into new markets. .
General and administrative expense
General and administrative expenses increased for the three and six months ended June 30, 2013 compared to 2012, primarily as a result of an increase in operating lease expense related to the increased number of dealerships in operation year over year, a corresponding increase in salaries and wages as we increased the number of employees in conjunction with our overall expansion.
Depreciation expense
Depreciation expense increased for the three and six months ended June 30, 2013 compared to 2012. This increase was primarily the result of an increase in capital expenditures associated with the expansion of our dealership base and information technology infrastructure.
Net income
The following table sets forth net income, adjusted for factors affecting comparability:

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ In thousands)
Net Income	$19,565	$29,326	(33.3)%	$38,154	$62,121	(38.6)%
GO Financial (Income)/Loss	315	929	(66.1)%	(453)	2,060	(122.0)%
Carvana (Income)/Loss	1,760	—	100.0%	2,735	—	100.0%
Change in Deferred Income (1)	3,839	—	100.0%	9,195	—	100.0%
Adjusted Net Income	$25,479	$30,255	(15.8)%	$49,631	$64,181	(22.7)%
(1)    Deferred income is the net effect of the change in deferred costs and revenues related to the sale of unbundled service contracts.
Net income decreased $9.8 million for the three months ended June 30, 2013, and decreased $24.0 million for the six months ended June 30, 2013 as compared to 2012. Excluding the effects of deferred service contract income, GO Financial and Carvana net income/(loss), adjusted net income for the three months ended June 30, 2013 was $25.5 million, a $4.8 million decrease compared to the same period in 2012. Adjusted net income for the six months ended June 30, 2013 was $49.6 million, a $14.6 million decrease from 2012. We attribute the decreases in 2013 net income primarily to (i) higher net charge-offs related to loan performance and lower recovery rates on repossessed vehicles, (ii) higher retail operating expenses from new dealership openings since the second half of 2012; and (iii) the effects of deferred service contract income in regions where we recently began offering our limited warranty as a separately priced service contract.

Tables of Contents

Originations
The following table sets forth information regarding our originations for the periods indicated:

	Three Months Ended June 30,		Change	Six months ended June 30,		Change
	2013	2012		2013	2012
	($ In thousands except per loan data)
Amount originated*	$278,442	$227,408	$51,034	$590,272	$520,378	$69,894
Number of loans originated	17,307	14,667	2,640	36,893	33,812	3,081
Average amount financed per origination	$16,088	$15,632	$456	$16,000	$15,529	$471
Average APR originated	19.7%	20.3%	(0.6)%	19.8%	20.3%	(0.5)%
Average term (in months)	64.6	57.5	7.1	64.1	57.5	6.6
Average down payment per origination	$973	$982	$(9)	$1,090	$1,122	$(32)
Average down payment as a percent of amount financed	6.0%	6.3%	(0.3)%	6.8%	7.3%	(0.5)%
Percentage of sales revenue financed (1)	102.5%	99.7%	2.8%	100.7%	98.5%	2.2%
* Excludes Carvana originations.
(1) Sales revenue is calculated as gross revenue net of reserve for returns and sales discounts.
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
The principal amount of loans we originated increased for both the three and six months ended June 30, 2013 compared to 2012. These increases are due to an increase in the number of used vehicles sold, an increase in the average amount financed per loan originated as a direct result of an increase in the average sales price per vehicle sold, and a decrease in the average down payment per loan originated. Average APR of loans originated decreased and average term increased as a result of our overall interest rate and financing/underwriting strategy, which is designed to optimize affordability for our customers, while considering the effects of retail costs and vehicle pricing. The increase in vehicle costs have indirectly affected origination APR and increased term in an effort to maintain customer affordability. The increase in the percentage of sales revenue financed is primarily a result of a lower average down payment combined with a higher average sales price, coupled with the effects of customers financing the cost of the DriveCare® warranty in regions where we offer the warranty as a separately priced service contract.
Receivables portfolio
The following table shows the characteristics of our finance receivables portfolio for the periods indicated:

	Three and six months ended June 30,
	2013	2012	Change
	($ In thousands except per loan data)
Average remaining principal per loan, end of period	$12,015	$11,144	$871
Weighted Average APR of contracts outstanding	20.2%	20.6%	(0.4)%
Average age per loan (in months)	13.5	14.2	(0.7)

Delinquencies:
Delinquencies 1-30 days	29.3%	31.2%	(1.9)%
Delinquencies 31-60 days	8.3%	6.5%	1.8%
Delinquencies 61-90 days	3.8%	2.9%	0.9%
Delinquencies 91-120 days	0.3%	0.4%	(0.1)%
Total Past Due	41.7%	41.0%	0.7%

Tables of Contents

Delinquencies
As a percentage of total outstanding loan principal balances, delinquencies over 30 days increased year over year, however, delinquencies 1-30 days decreased and total delinquencies only increased slightly period over period. The increase in delinquencies greater than 30 days is the result of our change in collection strategy for early delinquencies aimed to improve customer experience while reducing cost of servicing and centralization of collection efforts for early delinquencies, which includes the use of off-shore services. As a result of the terminated transaction for the sale of the Company in 2012, turnover of collections personnel increased, we enacted a collections hiring freeze, and experienced a general disruption of our collections operations, all which adversely impacted delinquencies. We also closed our regional collection centers in Orlando, Florida, and Richmond, Virginia, which temporarily impacted delinquencies. Since the termination of the transaction and closure of our regional facilities, we have taken steps to increase collections personnel and supplement our closed regional centers, to our normal staffing levels.

Results of Operations - GO Financial

GO Financial began operations in December 2011. The first quarter 2012 was GO's first quarter of operations, which was the primary driver of the variances period over period. The following table sets forth our results of operations for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
	(In thousands)
Revenue:
Dealer Finance Income	$4,364	$409	$3,955	$6,403	$534	$5,869
Other Income	554	39	515	1,318	89	1,229
Total Revenue	$4,918	$448	4,470	$7,721	$623	7,098
Costs and Expenses:
Interest Expense	$1,583	$—	$1,583	$1,583	$—	$1,583
Selling and Marketing	31	28	3	44	93	(49)
General and Administrative	3,474	1,248	2,226	5,365	2,414	2,951
Depreciation Expense	145	101	44	276	176	100
Total Costs and Expenses	$5,233	$1,377	$3,856	$7,268	$2,683	$4,585
Income (Loss) before Income Taxes	$(315)	$(929)	$614	$453	$(2,060)	$2,513
Dealer finance and other income
Dealer finance and other income represents the finance income recognized on our dealer finance receivable portfolio and income recognized on other ancillary products offered by GO. Our average portfolio of dealer finance receivables for the three and six months ended June 30, 2013 was $83.5 million and $66.6 million. We had 376 active dealers participating in our indirect lending program at June 30, 2013. Other income consists of income from GPS devices and service contracts offered by GO dealer participants to their customers at time of originating an installment sale contract.
Operating Expenses
GO's total operating expenses for the three and six months ended June 30, 2013 increased compared to the same periods in 2012. The primary components leading to the increase in operating expenses are an increase in interest expense for notes outstanding, an increase in salaries, wages, and other employee expenses combined with an increase in servicing fees. Interest expense increased related to intercompany financing in 2013. Salaries and wages increased due to the increase in headcount related to GO's growth. Servicing fees increased as we serviced a greater number on contracts for the three and six months ended June 30, 2013 than we did during the same periods in 2012.

Tables of Contents

The following table summarizes information related to the GO portfolio of dealer finance receivables, originations, collections, portfolio performance, and other key operating metrics:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	($ In thousands, except per contract information)
Originations:
Total dealer advance funded	$26,111	$6,746	$65,071	$12,249
Number of contracts funded	3,278	789	8,305	1,431
Average amount advanced per contract	$7,966	$8,550	$7,835	$8,560
Average Advance Rate	72.0%	75.0%	73.0%	75.0%
Dealers:
Total Number of Dealers	376	121	376	121

Liquidity and Capital Resources
General

We require capital to provide financing to our customers, for the purchase of vehicle inventory, for capital improvements to open new dealerships and reconditioning facilities, and for general corporate purposes, including the purchase of property and equipment and to fund operations.

We historically have funded our capital requirements through operating cash flow, portfolio warehouse facilities, securitizations, bank term financings, residual financing, inventory and other revolving debt facilities, real estate mortgage financing, operating leases, and other notes payable (including senior secured notes, junior secured notes, senior unsecured notes, and subordinated notes).

Recent financing and cash flow transactions
During the three months ended June 30, 2013, we completed the following transactions:
•In April 2013 we paid $10.9 million of dividends to shareholders related to taxable income for the first quarter 2013 and fourth quarter 2012.
•In May 2013 we issued an additional $50.0 million of Senior Secured Notes. The proceeds of the offering were used to pay down warehouse facilities.
•In June 2013 we completed the 2013-1 securitization transaction by issuing $237.0 million of asset-backed securities
Liquidity
The following is a summary of total available liquidity, consisting of unrestricted cash and current availability under our portfolio warehouse and inventory facilities for the periods indicated:

	June 30, 2013	December 31, 2012	June 30, 2012
	(In thousands)
Liquidity
Unrestricted Cash	$27,108	$26,480	$23,156
Portfolio Warehouse Facilities	156,333	54,185	212,498
Term Residual Facility	—	9,058	—
Inventory Facility	15,594	48,679	21,133
Total Liquidity	$199,035	$138,402	$256,787

Tables of Contents

The following table presents a summary of our access to liquidity under our portfolio warehouse facilities and our inventory facility based on collateral pledged as of June 30, 2013:

Components of Liquidity	Facility Amount	Amount Drawn	Unused Facility Amount	Borrowing Base	Amount Drawn	Total Availability
	(In thousands)
Deutsche Bank Warehouse Facility	$150,000	$27,500	$122,500	$42,988	$27,500	$15,488	(1)
Wells Fargo Warehouse Facility	150,000	28,000	122,000	51,645	28,000	23,645	(2)
RBS Warehouse Facility	125,000	22,500	102,500	38,639	22,500	16,139	(3)
DTAC Receivables	N/A	N/A	N/A	71,061	N/A	71,061	(4)
GO Receivables	N/A	N/A	N/A	30,000	N/A	30,000	(5)
Total Portfolio Warehouse Facilities	$425,000	$78,000	$347,000	$234,333	$78,000	$156,333
Term Residual Facility	100,000	100,000	—	100,000	100,000	—
Inventory Facility	130,000	111,321	18,679	126,915	111,321	15,594
	$655,000	$289,321	$365,679	$461,248	$289,321	171,927
Unrestricted Cash						27,108
Total Cash and Availability						$199,035	(6)

(1)	Excludes $3.5 million of warehouse cash collections per borrowing base definition.

(2)	Excludes $3.5 million of warehouse cash collections per borrowing base definition.

(3)	Assumes collection and reserve amounts on deposit of $3.0 million are used to paydown amount drawn.

(4)
Includes $113.0 million of unpledged qualifying receivables that can be pledged immediately and bring total borrowing to our maximum capacity. The borrowing base is the lesser of total eligible collateral multiplied by the applicable advance rate and the facility amount.

(5)
Includes $112.1 million of unpledged qualifying receivables that can be pledged immediately and bring total borrowing to our maximum capacity. The borrowing base is the lesser of total eligible collateral multiplied by the applicable advance rate and the facility amount.

(6)	Total Cash and Availability increased to $219.1 million as of July 31, 2013.
Changes in liquidity
Changes in liquidity are affected by increases and decreases to our operating cash flow, changes in advance rates on our portfolio warehouse facilities, capacity of our portfolio warehouse and inventory facilities, portfolio term financings, and changes in other notes payable. The following is a summary of changes in liquidity for each period presented:

	Six months ended June 30, 2013
	2013	2012
	(In thousands)
Liquidity, Beginning of Period	$138,402	$230,267
Net Increase/(Decrease) in Cash and Cash Equivalents	628	(2,774)
Increase in Portfolio Warehouse Availability	102,148	63,661
(Decrease) in Term Residual Facility Availability	(9,058)	—
(Decrease) in Inventory Facility Availability	(33,085)	(34,367)
Net Increase/(Decrease) in Liquidity	$60,633	$26,520

Liquidity, End of Period	$199,035	$256,787

Liquidity for the six months ended June 30, 2013 increased $60.6 million as a result of an increase in the advance rate on the RBS facility, completing the 2013-1 securitization, obtaining eligibility on GO receivables as collateral under certain facilities and drawing $75 million from the term residual facility. These increases were partially offset by a decrease in inventory facility availability related to a seasonal decrease in inventory levels. Liquidity for the six months ended June 30, 2012 decreased $26.5 million as a result of an increase in the operating cash flow used to pay down our warehouse facilities, which was partially offset by a decrease in the inventory facility availability as a result of a seasonal decrease in inventory levels.

Tables of Contents

Cash flows
Operating activities
For the six months ended June 30, 2013, net cash used in operating activities was $31.6 million, compared to cash provided of $43.3 million for the same period in 2012 . The decrease in cash from operating activities was a result of lower net income, higher provision for credit losses, an increase in originations and a lower seasonal decrease in inventory levels in 2013.
Investing activities
For the six months ended June 30, 2013, net cash used in investing activities was $68.3 million compared to $20.8 million for the same period in 2012. This increase was primarily the result of an increase in dealer finance receivable originations over portfolio run-off for GO combined with an increase in funds used to acquire and improve facilities as compared to 2012.
Financing activities
For the six months ended June 30, 2013, net cash provided by financing activities was $100.5 million, compared to a use of $25.3 million in the six months ended June 30, 2012. This change in cash flows was primarily the result of $75.0 million draw on our term residual facility and a $20.0 million draw on our revolving inventory facility and the issuance of $50.0 million in additional Senior Secured Notes. These transactions were partially offset by an increase in the repayment of portfolio term facilities, a smaller securitization issuance compared to 2012 and an increase in restricted cash as compared to 2012.
Senior Secured Notes Collateral
Our Senior Secured Notes require us to maintain a collateral coverage ratio of 1.5x the aggregate principal amount of outstanding Senior Secured Notes. The following is the calculation of the collateral coverage ratio as of June 30, 2013. This calculation is not meant to portray a GAAP summary of collateral but rather a summary of collateral as it resides legally within the Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Co-Issuers of the Senior Secured Notes.

	As of June 30, 2013
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Co-Issuers	Total
	(In thousands)
Collateral Amounts:
Net Receivables Value (1)	$—	$168,727	$272,002	$440,729
Net Inventory Value (2)	72,765		—	72,765
Cash Equivalents (3)	—	—	—	—
Total Collateral Amount	$72,765	$168,727	$272,002	$513,494
12.625% Senior Secured Notes				250,000
Collateral Coverage Ratio				2.1x

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
Impact of New Accounting Pronouncements
For a discussion of recent accounting pronouncements applicable to us, see Note 12—Recent Accounting Pronouncements, to our condensed consolidated financial statements included in Item 1 of this report.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements other than operating leases (see below) that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Tables of Contents

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
In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does reflect:

•	cash expenditures for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital requirements;

Tables of Contents

•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	the cost or cash required to replace assets that are being depreciated or amortized; and

•	the impact on our reported results of earnings or charges resulting from items accounted for in the GAAP measure from which EBITDA and Adjusted EBITDA is derived.
The following table presents data relating to EBITDA and Adjusted EBITDA, which are non-GAAP measures, for the periods indicated:

	Three Months Ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income:	$20,305	$29,326	$38,894	$62,121
Plus EBITDA adjustments:
Income tax expense	270	267	612	659
Total interest expense	19,505	18,262	37,651	36,265
Depreciation expense	5,896	5,019	11,304	9,970
EBITDA	45,976	52,874	88,461	109,015
Store closing costs (1)	61	56	121	332
Sales tax refund adjustments (2)	(104)	(857)	(387)	(1,560)
Restricted stock compensation expense (3)	310	465	620	930
Deferred income adjustments (4)	3,839	—	9,195
Adjusted EBITDA	$50,082	$52,538	$98,010	$108,717

(1)	Store closing costs represent ongoing costs to close stores in 2008 and 2009 related to downsizing (and do not include stores closed in the normal course of business).

(2)	Represents non-cash adjustments to sales tax refunds related to loans charged-off in prior periods.

(3)	Represents compensation expense related to a restricted stock agreement between the Company and Mr. Fidel.

(4)	Represents the accounting effect of deferring income related to the sale of separately priced service contracts.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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
Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1.3	Articles of Organization of DriveTime Car Sales Company, LLC (incorporated by reference to Exhibit 3.1.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.4	Articles of Organization of DriveTime Sales and Finance Company, LLC (incorporated by reference to Exhibit 3.1.4 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.5	Articles of Organization of DT Credit Company, LLC (incorporated by reference to Exhibit 3.1.5 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.6	Articles of Organization of DT Jet Leasing, LLC (incorporated by reference to Exhibit 3.1.6 to our Registration Statement on Form S- 4/A filed on October 19, 2010)

3.1.7	Amended and Restated Articles of Organization of DriveTime Ohio Company, LLC (incorporated by reference to Exhibit 3.1.7 to our Registration Statement on Form S-4 filed on May 31, 2013)

3.1.8	Articles of Organization of Carvana, LLC (incorporated by reference to Exhibit 3.1.8 to our Registration Statement on Form S-4 filed on May 31, 2013)

3.1.9.1	Articles of Organization of Go Financial Company LLC (former name of GFC Lending LLC) (incorporated by reference to Exhibit 3.1.9.1 to our Registration Statement on Form S-4 filed on May 31, 2013)

3.1.9.2
Articles of Amendment to the Articles of Organization of Go Financial Company LLC (former name of GFC Lending LLC) (incorporated by reference to Exhibit 3.1.9.2 to our Registration Statement on Form S-4 filed on May 31, 2013)

3.2.1
By-laws of Ugly Duckling Corporation (former name of DriveTime Automotive Group, Inc.) (incorporated by reference to Exhibit 3.2.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.2	Bylaws of DriveTime Acceptance Corporation (former name of DT Acceptance Corporation) (incorporated by reference to Exhibit 3.2.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.3	Operating Agreement of DriveTime Car Sales Company, LLC (incorporated by reference to Exhibit 3.2.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.4	Operating Agreement of DriveTime Sales and Finance Company, LLC (incorporated by reference to Exhibit 3.2.4 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.5	Operating Agreement of DT Credit Company, LLC (incorporated by reference to Exhibit 3.2.5 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.6	Operating Agreement of DT Jet Leasing, LLC (incorporated by reference to Exhibit 3.2.6 to our Registration Statement on Form S- 4/A filed on October 19, 2010)

3.2.7	Operating Agreement of DriveTime Ohio Company, LLC (incorporated by reference to Exhibit 3.2.7 to our Registration Statement on Form S-4 filed on May 31, 2013)

3.2.8	Operating Agreement of Carvana, LLC (incorporated by reference to Exhibit 3.2.8 to our Registration Statement on Form S-4 filed on May 31, 2013)

3.2.9	Operating Agreement of Go Financial Company LLC (former name of GFC Lending LLC) (incorporated by reference to Exhibit 3.2.9 to our Registration Statement on Form S-4 filed on May 31, 2013)
'

Tables of Contents

Exhibit #	Description of Document
4.1.1
Indenture governing 12.625% Senior Secured Notes due 2017, including the form of 12.625% Senior Secured Notes due 2017, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC and Wells Fargo Bank, National Association, dated as of June 4, 2010 (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.1.2
First Supplemental Indenture governing 12.625% Senior Secured Notes due 2017, dated as of September 20, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Approval Services Company, LLC and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.1.3
Second Supplemental Indenture, dated as of August 16, 2011, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association and Go Financial Company LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 22, 2011)

4.1.4
Third Supplemental Indenture, dated as of October 6, 2011, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association and DriveTime Ohio Company, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 13, 2011)

4.1.5
Fourth Supplemental Indenture, dated as of March 30, 2012, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association, as Trustee and Collateral Agent and Carvana, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 5, 2012)

4.1.6
Fifth Supplemental Indenture, dated as of May 21, 2013, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 28, 2013)

4.2.1
Security Agreement dated as of June 4, 2010, among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 4.1.3 to our Registration Statement on Form S-4/A filed on February 2, 2011)†

4.2.2
Supplement No. 1 dated as of October 28, 2011 to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association or the Secured Parties (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 3, 2011)

4.2.3
Supplement No. 2, dated as of March 30, 2012 to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC and Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 5, 2012)

4.3
Pledge Agreement dated as of June 4, 2010, between DT Acceptance Corporation and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 4.1.4 to our Registration Statement on Form S-4/A filed on February 2, 2011)†

4.4
Pledge Letter dated as of August 2, 2010, amending the Pledge Agreement dated as of June 4, 2010. (incorporated by reference to Exhibit 4.1.5 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.5
Intercreditor Agreement, dated as of June 4, 2010, among Santander Consumer USA Inc. and Manheim Automotive Financial Services, Inc., Wells Fargo Bank, National Association, and as Trustee for the Holders (as defined therein), DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, and DT Acceptance Corporation, and each of the other Loan Parties party thereto. (incorporated by reference to Exhibit 4.1.6 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.6
Registration Rights Agreement, dated June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Jefferies & Company, Inc., RBS Securities Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.7
Registration Rights Agreement, dated June 6, 2011, by and among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Approval Services Company, LLC and RBS Securities Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 10, 2011)

Tables of Contents

Exhibit #	Description of Document
4.8
Registration Rights Agreement, dated May 2, 2013, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, the subsidiary guarantors named therein and the Initial Purchases set forth on Schedule I thereto. (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on May 8, 2013)

4.9	Pledge Letter dated as of May 1, 2013, amending the Pledge Agreement dated as of June 4, 2010.*

10.1
Purchase Agreement, dated April 25, 2013, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, the subsidiary guarantors named therein and the Initial Purchases set forth on Schedule I thereto. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 30, 2013)

10.2
Amendment No. 3 to the Loan and Security Agreement, amending the Loan and Security Agreement, dated May 10, 2013, by and among DT Warehouse V, as Borrower, DTCC, as Servicer, Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, LLC, as administrative agent and Wells Fargo Bank, National Association, as collateral custodian.*

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

DRIVETIME AUTOMOTIVE GROUP, INC.

Date: August 09, 2013	By:	/s/ Mark G. Sauder
Name: Mark G. Sauder
Title: Chief Financial Officer & Executive VP

DT ACCEPTANCE CORPORATION

Date: August 09, 2013	By:	/s/ Mark G. Sauder
Name: Mark G. Sauder
Title: Chief Financial Officer & Executive VP