Form 10-Q
period 2013-09-30
DRIVETIME AUTOMOTIVE GROUP INC
filed 2013-11-14
CIK 1012704

Tables of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Numbers: 333-188977
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
The total number of shares of common stock outstanding as of September 30, 2013, was 101.7696.

Tables of Contents

Tables of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands)
ASSETS
Cash and Cash Equivalents	$29,046	$26,480
Restricted Cash and Investments Held in Trust	121,688	107,072
Finance Receivables	1,886,753	1,634,622
Allowance for Credit Losses	(300,624)	(252,590)
Finance Receivables, net	1,586,129	1,382,032
Dealer Finance Receivables, net	105,796	40,956
Vehicle Inventory	244,744	270,733
Property and Equipment, net	116,378	94,397
Other Assets	65,405	67,447
Total Assets	$2,269,186	$1,989,117
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$22,816	$17,346
Accrued Expenses and Other Liabilities	90,907	78,909
Accrued Expenses—Related Party	685	818
Deferred Revenue	16,518	2,212
Portfolio Term Financings	1,177,818	1,049,478
Portfolio Warehouse Facilities	54,000	57,200
Senior Secured Notes Payable	253,543	193,320
Senior Secured Notes Payable-Related Party	—	5,000
Other Secured Notes Payable	148,965	117,281
Total Liabilities	1,765,252	1,521,564
Shareholders’ Equity—DTAG:
Common Stock	—	—
Paid-in Capital	117,479	147,117
Retained Earnings	15,160	8,931
Total Shareholders’ Equity—DTAG	132,639	156,048
Noncontrolling Interest-Inilex (1)	183	—
Noncontrolling Interest-DTAC (2)	371,112	311,505
Total Equity	503,934	467,553
Total Liabilities & Shareholders’ Equity	$2,269,186	$1,989,117
(1)    Refer to Note 1 for a discussion regarding the noncontrolling interest-Inilex
(2)    Refer to Note 1 for a discussion regarding the noncontrolling interest-DTAC.
See accompanying notes to Condensed Consolidated Financial Statements.

Tables of Contents

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
Sales of Used Vehicles	$276,826	$226,866	$863,686	$750,125
Interest Income	84,319	77,334	241,652	223,492
Dealer Finance and Other Income	5,927	757	13,777	1,380
Total Revenue	367,072	304,957	1,119,115	974,997
Costs and Expenses:
Cost of Used Vehicles Sold	185,095	151,264	584,503	496,680
Provision for Credit Losses - Finance Receivables	92,335	70,110	240,489	181,840
Provision for Credit Losses - Dealer Finance Receivables	1,115	—	2,003	—
Portfolio Debt Interest Expense	10,596	11,080	31,319	31,998
Non- Portfolio Debt Interest Expense	1,480	1,106	4,251	3,237
Senior Secured Debt Interest Expense	8,045	6,519	21,884	19,735
Senior Secured Debt Interest Expense—Related Party	90	103	406	103
Selling and Marketing	7,900	7,336	25,027	23,116
General and Administrative	47,054	45,000	139,856	127,487
General and Administrative—Related Party	2,762	2,581	7,966	8,193
Depreciation Expense	6,429	5,091	17,734	15,061
Total Costs and Expenses	362,901	300,190	1,075,438	907,450
Income Before Income Taxes	4,171	4,767	43,677	67,547
Income Tax Expense / (Benefit)	(69)	371	543	1,030
Net Income	$4,240	$4,396	$43,134	$66,517
Net (Loss) Attributable to Noncontrolling Interest—Inilex (1)	(842)	—	(102)	—
Net Income Attributable to DriveTime Consolidated	$5,082	$4,396	$43,236	$66,517

Net Loss Attributable to Noncontrolling Interest—DTAC (2)	$(70,254)	$(52,631)	$(176,110)	$(128,091)
Net Income Attributable to DTAG	75,336	57,027	219,346	194,608
Net Income Attributable to DriveTime Consolidated	$5,082	$4,396	$43,236	$66,517
(1)    Refer to Note 1 for a discussion regarding the noncontrolling interest-Inilex
(2)    Refer to Note 1 for a discussion regarding the noncontrolling interest-DTAC.
See accompanying notes to Condensed Consolidated Financial Statements.

Tables of Contents

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$43,134	$66,517
Adjustments to Reconcile Net Income to Net Cash (Used In) / Provided by Operating Activities:
Provision for Credit Losses - Finance Receivables	240,489	181,840
Provision for Credit Losses - Dealer Finance Receivables	2,003	—
Depreciation Expense	17,734	15,061
Amortization of Debt Issuance Costs and Debt Premium and Discount	4,803	5,965
Non-Cash Compensation Expense—Related Party	930	1,239
Gain from Disposal of Property and Equipment	(4)	(138)
Originations of Finance Receivables	(868,782)	(749,268)
Collections and Recoveries on Finance Receivable Principal Balances	426,982	420,709
Change in Accrued Interest Receivable and Loan Origination Costs	(2,786)	(4,433)
Decrease in Vehicle Inventory	25,989	53,237
Change in Other Assets	6,011	2,599
Increase in Deferred Revenue	14,306	—
Increase in Accounts Payable, Accrued Expenses and Other Liabilities	17,055	34,576
Change in Accrued Expenses-Related Party	(133)	213
Net Cash (Used In) / Provided by Operating Activities	(72,269)	28,117
Cash Flows from Investing Activities:
Originations of Dealer Finance Receivables	(89,273)	(25,602)
Collections and Recoveries of Dealer Finance Receivables, net	22,430	1,970
Proceeds from Disposal of Property and Equipment	1,377	1,521
Purchase of Property and Equipment	(41,090)	(15,807)
Net Cash Used in Investing Activities	(106,556)	(37,918)
Cash Flows from Financing Activities:
Increase in Restricted Cash	(10,546)	(36)
Deposits into Investments Held in Trust	(9,000)	(9,000)
Collections, Buybacks and Change in Investments Held in Trust	4,930	38
Additions to Portfolio Term Financings	543,890	482,246
Repayment of Portfolio Term Financings	(415,352)	(345,481)
Additions to Portfolio Warehouse Facilities	709,400	548,300
Repayment of Portfolio Warehouse Facilities	(712,600)	(630,992)
Additions to Senior Secured Notes Payable	55,500	—
Additions to Other Secured Notes Payable	33,872	42,969
Repayment of Other Secured Notes Payable	(2,189)	(31,375)
Payment of Debt Issuance Costs	(5,659)	(3,206)
Dividend Distributions	(10,855)	(44,790)
Net Cash Provided by Financing Activities	181,391	8,673
Net Increase / (Decrease) in Cash and Cash Equivalents	2,566	(1,128)
Cash and Cash Equivalents at Beginning of Period	26,480	25,930
Cash and Cash Equivalents at End of Period	$29,046	$24,802
Supplemental Statement of Cash Flows Information:
Interest Paid	$48,986	$48,621
Interest Paid—Related Party	$476	$—
Income Taxes Paid	$874	$1,209
Supplemental Statement of Non-Cash Investing and Financing Activities:
Disposal of Fully Depreciated Property and Equipment	$—	$2,710
See accompanying notes to Condensed Consolidated Financial Statements.

Tables of Contents

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Unaudited Financial Statements

(1) Description of Business, Ownership Formation, Basis of Presentation, and Principles of Consolidation
Description of Business
DriveTime Automotive Group, Inc. (“DTAG”) and DT Acceptance Corporation ("DTAC") (together referred to herein as “we,” “our,” “the Company,” and “us”), through their subsidiaries, own and operate used automobile dealerships in the United States focusing primarily on the sale and financing of used vehicles to the subprime market. The subprime market is comprised of customers with modest incomes who have experienced credit difficulties or have very limited credit histories, and/or do not have access to obtain their own source of financing from third-party finance companies. Therefore, we provide financing for substantially all of the vehicles we sell. As many of our customers may be unable to obtain financing to purchase a vehicle from another company, financing is an essential component of the services that we provide to our customers. We fund this portfolio primarily through portfolio warehouse facilities, securitizations, and other portfolio term financings.
In December 2011, as a supplement to our core operations, we launched a new indirect lending business segment, GO Financial (“GO”). GO provides indirect auto financing to third-party automobile dealerships collateralized by pools of subprime auto loans and is a separate operating segment.
Ownership
DTAG and DTAC are sister companies, generally with DTAG directing our retail vehicle sales and operations and DTAC directing our financing and collections operations. As of September 30, 2013, and December 31, 2012, the shareholders of DTAG and DTAC were Ernest C. Garcia II (Chairman) and the Garcia Family Trusts (collectively, herein also referred to as “Principal Shareholder” or “Mr. Garcia”) owning 100.0 shares, or 98.3% of each of DTAG and DTAC and Raymond C. Fidel (President and CEO) owning 1.8 shares, or 1.7% of each of DTAG and DTAC.
Basis of Presentation
We have determined that DTAC is a variable interest entity (“VIE”) and DTAG is the primary beneficiary of DTAC. Therefore, the accounts of DTAG and DTAC are consolidated and intercompany transactions between DTAG and DTAC are eliminated in consolidation. We determined DTAG is the primary beneficiary of DTAC because DTAG has both (1) the power to direct the activities of DTAC that most significantly impact DTAC's economic performance and (2) a potentially significant variable interest that carries with it the obligation to absorb the losses or the right to receive benefits of DTAC. DTAG has the power to direct the activities of DTAC because it originates and sells 100% of the loans DTAC is required to purchase, sets underwriting standards and origination terms, sets servicing and collection policies administered by DTAC, as well as the fact that DTAC was specifically created and designed by DTAG to obtain third party financing for DTAG's originations. DTAG also has potentially significant variable interests in the form of debt capital provided to DTAC through various debt issuances, guarantees of DTAC's debt, as well as operational liabilities owed to DTAG, all of which carry the obligation to absorb losses or receive benefits of DTAC. Creditors of DTAC generally do not have recourse to the general credit of DTAG, except that the special purpose entity ("SPE") related to our term residual facility entered into a demand note with DTAC. The demand note is guaranteed by DTAG.
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

Tables of Contents

Non-controlling Interests
DTAG and DTAC are consolidated for financial reporting purposes. Therefore, we are required to separately present the non-controlling equity interest of the VIE (DTAC) on the condensed consolidated balance sheets and condensed consolidated statements of operations for all periods presented. The non-controlling interest is DTAC’s GAAP equity and income for the periods presented and there are no third-party competing interests in DTAC. For the amounts of assets, liabilities, revenue, and income of DTAC consolidated into DTAG at September 30, 2013, see Note 16 - Supplemental Consolidating Financial Information.
In June 2013 we acquired a 51% controlling interest in Inilex for $1.00. Inilex is a provider of GPS technology and telemetry solutions and has been our provider of GPS installed on vehicle inventory for approximately the last two years. Prior to June 30, 2013, we determined Inilex to be a VIE for financial reporting purposes, though we did not previously consolidate the VIE as it was not material. However, we have reflected the prior period effects of the consolidation as an adjustment to beginning retained earnings. The current period income attributable to the remaining noncontrolling interest in Inilex is presented both on the condensed consolidated statements of operations as well as in equity within the condensed consolidated balance sheets in accordance with ASC 810, which provides for no distinction between wholly-owned and partially-owned entities regarding the need to eliminate intercompany transactions. All transactions between the entities must be eliminated fully, regardless of our percentage of ownership in the VIE. As a result of the application of this guidance, the consolidated statements of operations show a net loss attributable to the non-controlling interest in Inilex, as the profitability of the entity is dependent on its transactions with DriveTime. The benefit of the ownership in Inilex to us is represented in a lower net income margin.
For more information regarding the financial position and results of operations of DTAC and the financial position and results of operations of the SPEs' consolidated into DTAG and DTAC, respectively, see Note 16 - Supplemental Consolidating Financial Information.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities. Certain accounting estimates involve significant judgments, assumptions, and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of income and expenses during the reporting period which management considers to be critical accounting estimates. The judgments, assumptions, and estimates used by management are based on historical experience, management's experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations.
Significant items subject to estimates and assumptions include the allowance for credit losses, inventory valuation, fair value measurements, certain legal reserves, our reserve for sales returns and allowances, our recovery receivables, and our warranty accrual. Actual results could differ from these estimates.

Tables of Contents

(2) Restricted Cash and Investments Held in Trust
We maintain various cash accounts, which are pledged as collateral under our debt agreements. We are permitted to invest funds in these accounts in short-term liquid investments. The following is a summary of restricted cash and investments held in trust:

	As of September 30, 2013	As of December 31, 2012
	(In thousands)
Restricted cash	$33,042	$22,496
Investments Held in Trust	88,646	84,576
	$121,688	$107,072

(3) Finance Receivables - DriveTime
The following is a summary of DriveTime customer finance receivables:

	As of September 30, 2013	As of December 31, 2012
	(In thousands)
Principal Balances	$1,851,055	$1,601,710
Accrued Interest	17,561	16,414
Loan Origination Costs	18,137	16,498
Finance Receivables	$1,886,753	$1,634,622
Our finance receivables are defined as one segment and class of loan, which is the sub-prime consumer auto loan. Therefore, the disaggregation of information into portfolio segments and classes for assets with different risk characteristics is limited, and the level of risks inherent in our financing receivables are managed as one homogeneous pool and further segmented with our proprietary credit scoring system as described below in "—Credit Quality Indicators." We have chosen our proprietary credit scoring system to segregate risk characteristics of the portfolio as it has a direct impact in managing our portfolio risk and monitoring loan performance.
Finance receivables pledged as collateral associated with liabilities in our warehouse facilities, asset backed securitizations, and bank term financings, are provided in Note 5 - Debt Obligations. We do not place loans on nonaccrual status, nor do we classify loans as impaired, as accounts are charged-off when the loan becomes 91 -121 days contractually past due at month end under our charge-off policy. We do not have loans that meet the definition of troubled debt restructurings.
Credit quality information for our finance receivables portfolio is provided as of the dates indicated below:
Age Analysis of Past Due Finance Receivables

	September 30, 2013		December 31, 2012		September 30, 2012
	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal
	($ In thousands)
Days Delinquent:
Current	54.9%	$1,016,229	49.1%	$786,765	56.3%	$925,332
01-30 Days	30.6%	566,423	33.0%	528,300	31.1%	511,389
31-60 Days	8.7%	161,042	10.0%	161,157	8.0%	132,120
61-90 Days	4.3%	79,595	5.1%	81,378	4.2%	68,196
91-120 Days	1.5%	27,766	2.8%	44,110	0.4%	6,244
Total Past Due	45.1%	$834,826	50.9%	$814,945	43.7%	$717,949
Total Finance Receivables	100.0%	$1,851,055	100.0%	$1,601,710	100.0%	$1,643,281
An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Delinquencies are presented on a Sunday-to-Sunday basis, which reflects delinquencies as of the nearest Sunday to period end. Sunday is used to eliminate any impact of the day of the week on delinquencies as delinquencies tend to be higher mid-week.

Tables of Contents

Credit Quality Indicators
Our proprietary credit grading system segments our customers into eight distinct credit grades. These credit grades range from A+ to D-, with A+ being the lowest risk credit grade and a D- being the highest risk credit grade. Generally, the lower the risk grade, the lower the unit loss rate. A summary of our portfolio by our internally assigned credit risk ratings at September 30, 2013, and December 31, 2012, is as follows:
At September 30, 2013

Grade	Average FICO Score (1)	Percentage of Portfolio Loans	Total Loans	Percentage of Portfolio Principal	Loan Principal
					(In thousands)
A+	554	10.4%	15,692	10.5%	$194,200
A	541	18.4%	27,912	18.8%	347,452
B	518	38.1%	57,665	38.6%	715,545
C	505	28.4%	43,020	28.0%	517,836
C-	493	3.4%	5,136	2.9%	54,345
D+/D/D-	486	1.3%	2,006	1.2%	21,677
		100.0%	151,431	100.0%	$1,851,055
At December 31, 2012

Grade	Average FICO Score (1)	Percentage of Portfolio Contracts	Total Loans	Percentage of Portfolio Principal	Loan Principal
					(In thousands)
A+	556	10.4%	14,660	10.6%	$169,023
A	539	18.5%	25,998	18.8%	301,173
B	517	37.3%	52,476	38.2%	612,084
C	503	28.4%	40,066	27.8%	445,497
C-	488	3.9%	5,447	3.3%	53,512
D+/D/D-	478	1.5%	2,101	1.3%	20,421
		100.0%	140,748	100.0%	$1,601,710

(1)	Average FICO score is provided as an external metric of credit quality. FICO score is not utilized as the primary tool in determining internal credit grade.

Tables of Contents

Concentration of Credit Risk
As of September 30, 2013 and December 31, 2012, our portfolio concentration by state was as follows:

As of September 30, 2013			As of December 31, 2012
State	Percent of Portfolio	Loan Principal (In thousands)	State	Percent of Portfolio	Loan Principal (In thousands)
Texas	21.4%	$398,341	Texas	23.0%	$369,021
Florida	15.5%	286,213	Florida	15.4%	247,281
North Carolina	8.9%	165,152	North Carolina	9.9%	157,670
Georgia	7.7%	142,390	Georgia	7.6%	122,027
Arizona	6.3%	117,849	Arizona	6.8%	108,792
Virginia	6.1%	114,118	Virginia	6.7%	106,749
Tennessee	5.5%	99,956	Tennessee	4.6%	72,967
California	4.4%	82,082	California	4.4%	71,005
South Carolina	3.9%	71,485	Nevada	4.0%	63,346
Nevada	3.6%	66,448	South Carolina	3.6%	58,163
Alabama	3.5%	64,653	New Mexico	3.0%	48,421
New Mexico	2.6%	47,784	Alabama	2.8%	44,787
Oklahoma	2.4%	44,005	Oklahoma	2.3%	36,109
Ohio	2.4%	43,935	Colorado	2.2%	35,268
Colorado	1.9%	34,396	Indiana	1.3%	21,603
Indiana	1.5%	26,888	Ohio	1.1%	17,417
Mississippi	1.2%	22,025	Mississippi	1.0%	15,847
Missouri	0.7%	12,487	Arkansas	0.2%	3,218
Arkansas	0.5%	10,128	Missouri	0.1%	2,019
Kentucky	—%	720
	100.0%	$1,851,055		100.0%	$1,601,710
Allowance for Credit Losses
The following table sets forth the rollforward of the allowance for credit losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	($ In thousands)
Allowance Activity:
Balance, beginning of period	$284,719	$244,811	$252,590	$221,533
Provision for credit losses	92,335	70,110	240,489	181,840
Net charge-offs	(76,430)	(63,506)	(192,455)	(151,958)
Balance, end of period	$300,624	$251,415	$300,624	$251,415
Allowance as a percent of portfolio principal, end of period	16.2%	15.2%	16.2%	15.2%
Charge off Activity:
Principal balances	$(117,383)	$(102,060)	$(302,241)	$(257,986)
Recoveries, net	40,953	38,554	109,786	106,028
Net charge-offs	$(76,430)	$(63,506)	$(192,455)	$(151,958)
     At September 30, 2013 and December 31, 2012, recovery receivables of $28.9 million and $37.0 million, respectively, were included as a component of other assets in the accompanying condensed consolidated balance sheets.

Tables of Contents

(4) Dealer Finance Receivables - GO
The following is a summary of the activity in Dealer Finance Receivables:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance, Beginning of Period	$92,278	$11,633	$40,956	$24
Advances During the Period	24,203	13,352	89,273	25,602
Revenue Recognized	4,500	681	10,868	1,214
Payments to Reduce Amount Advanced	(14,070)	(2,010)	(33,298)	(3,184)
Provision for Credit Losses	(1,115)	—	(2,003)	—
Balance, End of Period	$105,796	$23,656	$105,796	$23,656
Provision for Credit Losses
Collections on dealer finance receivables are forecasted based on the historical performance of loans with similar characteristics. Estimated cash flows from individual pools will often vary from estimated cash flows at the time of origination. If such variance is favorable, the difference is recognized prospectively into income over the remaining life of the pool through a yield adjustment. If such difference is unfavorable, a provision for credit losses is recorded as a current period expense and a corresponding allowance for credit losses is established. For the three and nine months ended September 30, 2013, we recorded $1.1 million and $2.0 million of total impairment to certain pools of dealer finance receivables, respectively. We did not recognize any impairment during the same periods in 2012.
Accretable Yield
Accretable yield represents the excess of expected net cash flows over the carrying value of our receivables over the remaining life of existing portfolios. Changes in accretable yield were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance, Beginning of Period	$40,030	$2,592	$8,887	$—
Revenue Recognized	(4,500)	(681)	(10,868)	(1,214)
Additions	8,332	2,215	26,845	5,340
Reclassification from (to) Nonaccretable Yield	(6,582)	—	12,416	—
Balance, End of Period	$37,280	$4,126	$37,280	$4,126
Non-Accretable Yield
Non-accretable yield represents the difference between the total contractual net cash flows of Dealer Finance Receivables and the expected cash flows. This difference is neither accreted into income nor recorded on our balance sheet as it represents the portion of cash flows not expected to be received.  Contractual net cash flows are comprised of the underlying contractual cash flows from consumer loans aggregated with the total accretable yield to be earned on Dealer Finance receivables over the life of the Dealer Pool.  Although we are required to present contractual cash flows, we do not believe that contractual net cash flows on the underlying consumer loans are relevant in assessing our potential future cash flows because we are not entitled to the contractual cash flows and do not expect to receive 100% of contractual cash. Expected net cash flows represent the loss adjusted contractual cash flows, including earnings thereon.  Components of non-accretable yield are as follows:

As of September 30, 2013
(In thousands)
Contractual Net Cash Flows (1)	$220,330
Expected Net Cash Flows	(143,076)
Non-accretable Yield	$77,254
(1)    Contractual net cash flows represents total cash payments due across all dealer servicing agreements for repayment of dealer advances and contract servicing.

Tables of Contents

(5) Debt Obligations
Portfolio Term Financings
The following is a summary of portfolio term financings:

	As of September 30, 2013	As of December 31, 2012
	(In thousands)
Securitization Debt:
Asset backed security obligations	$822,677	$677,118
Bank Term Financing:
Variable rate secured financing transactions for our finance receivable portfolio	255,141	347,360
Portfolio Term Residual Financing:
Variable rate financing facility secured by residual interests in finance receivables of certain warehouse facilities and securitization trusts	100,000	25,000
Total Portfolio Term Financings	$1,177,818	$1,049,478
Securitization debt
The following is a summary of securitization transactions with outstanding balances for each period presented:

	As of September 30, 2013				As of December 31, 2012
Transaction	Debt Balance	Gross Receivables Pledged	Cash Reserve	Interest Rate (1)	Debt Balance	Gross Receivables Pledged	Cash Reserve	Interest Rate (1)
	($ In thousands)				($ In thousands)
2010-1	$—	$—	$—	—%	$23,036	$55,525	$4,500	3.6%
2011-1	29,968	41,393	4,200	3.0%	60,335	84,198	4,200	3.0%
2011-2	44,996	54,110	4,500	2.9%	84,977	103,779	4,500	2.9%
2011-3	74,796	91,216	4,500	3.9%	130,347	159,068	4,500	3.9%
2012-1	105,484	135,967	4,500	3.5%	170,198	219,252	4,500	3.5%
2012-2	137,084	164,445	4,500	2.9%	208,225	251,409	4,500	2.9%
2013-1	198,448	257,431	4,500	2.7%	—	—	—	—%
2013-2	231,901	295,660	4,500	2.9%	—	—	—	—%
	$822,677	$1,040,222	$31,200		$677,118	$873,231	$26,700
(1) These rates represent the original duration weighted average rates of the outstanding asset-backed securities.
Asset-backed securities outstanding are secured by underlying pools of finance receivables (collateral) and investments held in trust (cash reserve). Credit enhancement for the asset-backed securities consists of a cash reserve account, over collateralization, and subordination of certain classes of notes in each trust to more senior classes of notes in such trust. Asset-backed securities outstanding have interest payable monthly at the fixed duration weighted rates represented in the table above. All outstanding securitizations were rated in tranches with credit ratings from AAA to BBB by Standard & Poor's Ratings Service, a Standard & Poor's Financial Services LLC business, and DBRS, Inc., with the 2013-1 and 2013-2 securitizations also rated by Kroll Bond Rating Agency, Inc.
Individual securitization trusts are not cross-collateralized or cross-defaulted. Additionally, we have the option to purchase the remaining loans in a trust when the remaining principal balances of the loans reach 10% of their original principal balance.

Tables of Contents

Bank term financing
Bank term financings are secured by underlying pools of finance receivables and a cash reserve account. The amounts outstanding bear interest at LIBOR plus 2.00%, resulting in an interest rate of 2.18% and 2.20% at September 30, 2013 and December 31, 2012, respectively. This facility includes overcollateralization and a cash reserve similar to a securitization transaction, but consists of only one class of bonds and is unrated. At September 30, 2013 and December 31, 2012, $320.7 million and $443.9 million in receivables were pledged as collateral to this facility, respectively. At both September 30, 2013 and December 31, 2012, $6.9 million was held as a cash reserve for this facility.
Portfolio term residual financing
The term residual facility with Santander Consumer USA Inc. ("Santander") is secured by residual interests in our warehouse facilities and securitization trusts. The amounts outstanding under the facility bear interest at LIBOR + 3.50% or LIBOR + 6.00%, depending upon whether certain conditions are satisfied. This facility provides for funding through December 2019, with a term-out feature resulting in a final maturity of December 2020. At September 30, 2013, we were in compliance with all financial covenants of the facility. The amounts outstanding under the term residual facility bear interest at LIBOR + 3.50%, resulting in an interest rate of 3.68% and 3.70% at September 30, 2013 and December 31, 2012, respectively.
Portfolio warehouse facilities
The following is a summary of portfolio warehouse facilities:

	As of September 30, 2013
	Amount Drawn	Facility Amount	Stated Advance Rate	Collateral (1)	Interest Rate (2)	Expiration Date	Final Maturity
	($ In thousands)
Portfolio Warehouse Facilities
Deutsche Bank	$23,000	$150,000	65%	$79,424	2.43%	Dec 2014	Dec 2015
Wells Fargo	19,000	150,000	58%	61,290	2.43%	Dec 2013	Dec 2015
RBS	12,000	125,000	65%	67,244	2.43%	Mar 2014	Mar 2015
Total Portfolio Warehouse Facilities	$54,000	$425,000

	As of December 31, 2012
	Amount Drawn	Facility Amount	Stated Advance Rate	Collateral (1)	Interest Rate (2)	Expiration Date	Final Maturity
	($ In thousands)
Portfolio Warehouse Facilities
Deutsche Bank	$19,300	$150,000	65%	$44,955	2.46%	Dec 2014	Dec 2015
Wells Fargo	23,000	150,000	58%	43,057	2.46%	Dec 2013	Dec 2015
RBS	14,900	125,000	53%	31,944	1.65%	Mar 2013	Mar 2014
Total Portfolio Warehouse Facilities	$57,200	$425,000

(1)	Collateral represents underlying pools of finance receivables pledged to each facility.

(2)	Interest rate at period end equal to contractual benchmark plus index.
Deutsche Bank Warehouse Facility
We have a revolving warehouse facility with Deutsche Bank AG, New York Branch (Deutsche Bank). The amounts outstanding under the facility bear interest at LIBOR plus 2.25%. At September 30, 2013, we were in compliance with all financial covenants of this facility.
Wells Fargo Warehouse Facility
We have a revolving warehouse facility with Wells Fargo Bank, N.A. (Wells Fargo). The amounts outstanding under the facility bear interest at LIBOR plus 2.25%. At September 30, 2013, we were in compliance with all financial covenants of this facility.

Tables of Contents

RBS Warehouse Facility
We have a revolving warehouse facility with The Royal Bank of Scotland plc (RBS). The amounts outstanding under the facility bear interest at LIBOR plus 2.25%. At September 30, 2013, we were in compliance with all financial covenants of this facility.
Senior secured notes payable
A summary of Senior Secured Notes payable follows:

	As of September 30, 2013	As of December 31, 2012
	(In thousands)
Senior Secured Notes Payable	$253,543	$193,320
Senior Secured Notes Payable - Related Party	—	5,000
Total Senior Secured Notes Payable	$253,543	$198,320
In June 2010 we issued $200.0 million of 12.625% Senior Secured Notes due 2017 (the “Senior Secured Notes”). The notes were issued with an original issuance price of 98.85%, resulting in an effective yield of 12.875%. In May 2013 we issued an additional $50.0 million of Senior Secured Notes in a private offering under Rule 144A and Regulation S of the Securities Act of 1933. These notes were additional notes allowed under the indenture executed in June 2010. The additional notes were issued with an original issuance price of 111.00%, resulting in an effective "yield to first call date" of 7.67%. Interest, maturity and covenant terms of this secondary offering are identical to those of the initial offering. Interest on the Senior Secured Notes is payable semi-annually in arrears on June 15th and December 15th of each year.
We agreed to file a registration statement with the SEC and to make an offer to exchange the additional $50.0 million of Senior Secured Notes issued in May 2013 for registered, publicly tradable notes that have substantially identical terms. On May 31, 2013, we filed a registration statement on Form S-4 with the SEC. On August 5, 2013, the SEC declared the registration statement effective and we subsequently completed the exchange offer on September 5, 2013.
As of September 30, 2013, we were in compliance with all financial covenants of the Senior Secured Notes. At September 30, 2013 and December 31, 2012, the Senior Secured Notes are shown net of unamortized premium of $3.5 million and unamortized discount of $1.7 million, respectively.

Tables of Contents

Other secured notes payable
A summary of other secured notes payable follows:

	September 30, 2013
	Balance	Max Facility Capacity		Advance Rate		Interest Rate (1)	Expiration Date
	($ In thousands)
Other Secured Notes Payable
Revolving Inventory Facility	$121,321	$130,000		85%	(2)	3.75%	Nov 2014
Mortgage Note Payable	12,288	n/a		n/a		5.87%	Mar 2017
Real Estate Facility	14,014	25,000		70%		4.05%	Oct 2020
Equipment Note Payable	1,342	n/a		n/a		4.25%	Apr 2015
Total Other Secured Notes Payable	$148,965	$155,000

	As of December 31, 2012
	Balance	Max Facility Capacity		Advance Rate		Interest Rate (1)	Expiration Date
	($ In thousands)
Other Secured Notes Payable
Revolving Inventory Facility	$91,320	$140,000	(3)	85%	(2)	3.75%	Nov 2014
Mortgage Note Payable	12,454	n/a		n/a		5.87%	Mar 2017
Real Estate Facility	11,733	25,000		70%		4.21%	Oct 2020
Equipment Note Payable	1,774	n/a		n/a		4.75%	Apr 2013
Total Other Secured Notes Payable	$117,281	$165,000

(1)	Interest rate at period end equal to contractual benchmark plus index.

(2)	Advance rate is based on qualifying vehicle cost and is secured by our entire vehicle inventory.

(3)	Inclusive of a $10.0 million seasonal increase in the months of November through the end of January.
Revolving inventory facility
We have a revolving inventory facility with Wells Fargo, Santander and Manheim Automotive Financial Services, Inc. The interest rate on the facility is based on the Adjusted One Month LIBOR rate plus 3.5%. At September 30, 2013, we were in compliance with all financial covenants of this facility.
Mortgage note payable
We have a mortgage note payable which is secured by our operations call center building in Mesa, Arizona (a commercial property). Terms of the note agreement provide for monthly principal and interest payments with a final balloon payment. At September 30, 2013, we were in compliance with all financial covenants of this loan.
Real Estate Facility
We have a seven year fully amortizing real estate facility with Wells Fargo. The amounts outstanding under the facility bear interest at LIBOR plus 4.0% ,or 3.5% for properties added to the facility subsequent to August 22, 2013. At September 30, 2013, we were in compliance with all financial covenants of this facility, and the line was collateralized by eleven properties.
Equipment note payable
We have an equipment note payable, which is secured by an aircraft and bears interest at the Prime rate plus 1.0%. Terms of the note agreement provide for monthly principal and interest payments with a final balloon payment. At September 30, 2013, we were in compliance with all financial covenants of this loan.

Tables of Contents

(6) Accrued Service Contract Liability
Our limited service contract accrual liability is recorded as a component of Accrued Expenses and Other Liabilities on the accompanying condensed consolidated balance sheets for each period presented. The following table reflects activity in the accrual for the periods indicated:

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Service Contract Accrual Activity
Balance, Beginning of Period	$25,910	$25,778	$24,420	$24,004
Service Contract Expense	4,627	7,588	19,243	19,021
Service Contract Claims Paid	(6,229)	(7,803)	(19,355)	(17,462)
Balance, End of Period	$24,308	$25,563	$24,308	$25,563

(7) Deferred Revenue
Beginning in the fourth quarter of 2012 we began offering our DriveCare® limited warranty as a separately priced service contract in our dealerships located in certain regions in which we operate. As a result, the revenue of these service contracts are deferred and recognized over the life of the service contract, in relation to the usage and expected duration of the contracts. In 2013 we also began offering other products and services with similar deferred revenue recognition over the life of the performance obligation.
Prior to the third quarter 2013, Deferred Revenue was recorded as part of Accrued Expenses and Other Liabilities in the accompanying condensed consolidated balance sheets. To be consistent with current period financial statement presentation, for the year ended December 31, 2012, we reclassified $2.2 million from Accrued Expenses and Other Liabilities to Deferred Revenue.
The following table sets forth information regarding the changes in Deferred Revenue:

	Three Months Ended September 30, 2013	Nine months ended September 30, 2013
	(In thousands)
Deferred Balance, Beginning of Period	$11,835	$2,212
Revenue Deferred	12,409	23,489
Revenue Recognized	(7,726)	(9,183)
Deferred Balance, End of Period	$16,518	$16,518

(8) Related Party Transactions
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

Tables of Contents

During the three and nine months ended September 30, 2013 and 2012, we recorded related party operating expenses as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
General and Administrative Expenses—Related Party
Property lease expense	$1,168	$1,144	$3,556	$3,553
Restricted stock compensation expense	310	310	930	1,239
Aircraft operating and lease expense	1,226	1,091	3,318	3,173
Salaries and wages, general & administrative and other expenses	135	107	393	441
Reimbursement of certain general and administrative expenses	(77)	(71)	(231)	(213)
Total General and Administrative Expenses—Related Party	$2,762	$2,581	$7,966	$8,193
Senior Secured Notes Payable
In August 2013, Verde sold $4.5 million of the Senior Secured Notes on the open market at a price of 110.00% to par, plus accrued interest. In August 2013, Mr. Fidel also sold $0.5 million of the Senior Secured Notes on the open market at an identical price. As a result, at September 30, 2013 none of the Senior Secured Notes were held by a related party.
Interest Expense
During the three and nine months ended September 30, 2013 and 2012, we recorded related party interest expense as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Senior Secured Notes Interest Expense—Related Party
Senior Secured Notes Payable—Verde	$81	$95	$365	$95
Senior Secured Notes Payable—CEO	9	8	41	8
Total Senior Secured Notes Interest Expense—Related Party	$90	$103	$406	$103
For a description of the nature of these transactions, see Note 10 - Related Party Transactions to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed on March 28, 2013.

(9) Income Taxes
The condensed consolidated financial statements consist of financial and operating data of DTAG and DTAC, which are both S corporations. As DTAC and DTAG are flow-through entities for federal income tax purposes, there is no federal income tax expense related to the income of DTAC and DTAG, other than for two of DTAG’s C corporation subsidiaries, one of which is wholly owned with the other majority owned. The taxable income flows through to our shareholders, who are responsible for paying the associated taxes.
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities recorded in jurisdictions that either do not recognize the Company's S corporation status and/or assess a tax on the Company's operations at the entity level.  If determined to be necessary, the Company's policy is to record a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that management believes is more likely than not to be realized. As of September 30, 2013, we had a net deferred tax liability of $0.4 million. As of December 31, 2012, we did not have any deferred tax assets or liabilities.
Although most states follow the federal recognition of S corporation status, some states do impose an entity level tax on that income; therefore, the tax expense is adjusted accordingly. As of September 30, 2013 and December 31, 2012, we had an income tax receivable of $0.2 million and an income tax payable of $0.2 million, respectively.
At September 30, 2013 and December 31, 2012, the Company had no unrecognized tax benefits.   The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company had not accrued any amounts related to the payment of interest and penalties as of September 30, 2013 and December 31, 2012.

Tables of Contents

(10) Shareholders’ Equity, Dividends & Stock Compensation
Share Information
DTAG has authorized shares with par value of $.001 per share. Of the 1,000 shares authorized, 101.8 shares are issued and outstanding. DTAC has authorized shares with no par value. Of the 1,000,000 shares authorized, 101.8 shares are issued and outstanding.
Dividends
Certain of our debt facilities place restrictions on the amount of cash dividends we are permitted to pay to our shareholders. If we are in compliance with the indebtedness ratio restriction in the Senior Secured Notes, we are permitted to pay cash dividends limited to an amount not greater than the percentage of S corporation taxable income for such quarterly periods equal to the highest combined federal, state, and/or local tax rate for individuals, plus 50% of the difference between pre-tax earnings less amounts paid for tax. If we are not in compliance with the indebtedness ratio dividend restriction in the Senior Secured Notes, specifically related to our ability to pay dividends, we are only permitted to pay cash dividends limited to an amount not greater than the percentage of S corporation taxable income for such quarterly periods equal to the highest combined federal, state, and/or local tax rate for individuals. As of September 30, 2013, we exceeded the indebtedness ratio, which restricted our ability to pay dividends related to net GAAP earnings. The indebtedness ratio dividend restriction under the Senior Secured Notes is not an aspect of the financial covenants of the Senior Secured Notes, but rather a mechanism designed to place limits on the Company’s ability to pay dividends to its shareholders.
During the nine months ended September 30, 2013, we distributed $10.9 million of dividends to pay taxes related to fourth quarter 2012 and first quarter 2013 taxable income, which were approved by the board of directors in April 2013.
As of September 30, 2013, we had $2.8 million of dividends related to 2012 taxable income available for distribution. In November 2013, the Board of Directors approved, and we paid such dividend.
Chief Executive Officer Restricted Stock Grant
For the three and nine months ended September 30, 2013 we recorded $0.3 million and $0.9 million, respectively, in restricted stock compensation expense associated with the December 2010 Restricted Stock Agreements between Mr. Fidel and each of DTAG and DTAC. We recorded $0.3 million and $1.2 million in restricted stock expense for the same periods in 2012. The stock compensation recorded for these periods also credited our Paid-in Capital accounts for both companies during these periods.

(11) Commitments and Contingencies
Lease commitments
At September 30, 2013, we leased the majority of our dealership and reconditioning center locations. We also leased our corporate office in Phoenix, Arizona, and operations collection facilities in Dallas, Texas. As of September 30, 2013, we had approximately $85.5 million in aggregate operating lease obligations.
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
There have been no material changes to the status of pending litigation or our accruals for legal matters disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 28, 2013. We continue to work closely with the Consumer Financial Protection Bureau to provide details and clarity related to their original request.
Additionally, in the ordinary course of business, we are a defendant in various other types of legal proceedings. Although we cannot determine at this time the amount of the ultimate exposure from these lawsuits, if any, based on the advice of counsel, management does not expect the final outcome to have a material adverse effect on us.

Tables of Contents

(12) Fair Value of Financial Instruments
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
When assessing the inputs used in calculating the fair value of our financial instruments, we use a three tier hierarchy. This hierarchy indicates to what extent the inputs used in our calculations are observable in the market. The different levels of the hierarchy are defined as follows:
Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2: Other than quoted prices that are observable in the market for the asset or liability, either directly or indirectly.
Level 3: Inputs are unobservable and reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.
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
The following is a summary of carrying values presented within the balance sheet and fair value of our financial instruments for each period presented:

	September 30, 2013
	Carrying Value	Level 1	Level 2	Level 3
	(In thousands)
Assets
Finance Receivables, net (1)	$1,574,760	$—	$—	$1,648,065
Dealer Finance Receivables - GO, net	105,796	—	—	111,748
Liabilities
Securitization Debt	822,677	829,795	—	—
Portfolio Term Residual Financing	100,000	—	112,519	—
Bank Term Financings	255,141	—	255,141	—
Portfolio Warehouse Facilities	54,000	—	54,000	—
Senior Secured Notes Payable	253,543	281,433	—	—
Revolving Inventory Facility	121,321	—	120,284	—
Mortgage Note Payable	12,288	—	11,051	—
Real Estate Facility	14,014	—	13,975	—

Tables of Contents

	December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3
	(In thousands)
Assets
Finance Receivables, net (1)	$1,370,800	$—	$—	$1,441,026
Dealer Finance Receivables - GO, net	40,956	—	—	40,956
Liabilities
Securitization Debt	677,118	702,031	—	—
Portfolio Term Residual Financing	25,000	—	25,000	—
Bank Term Financings	347,360	—	347,360	—
Portfolio Warehouse Facilities	57,200	—	57,200	—
Senior Secured Notes Payable	198,320	220,135	—	—
Revolving Inventory Facility	91,320	—	91,600	—
Mortgage Note Payable	12,454	—	11,200	—
Real Estate Facility	11,733	—	11,700	—

(1)	Represents finance receivable principal balances, plus accrued interest, less the allowance for credit losses.
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
Securitization debt
At September 30, 2013 and December 31, 2012, the fair value of securitization debt was determined using a third-party quoted market price.
Portfolio term residual financing
At September 30, 2013, the fair value of the portfolio term residual financing was estimated by discounting future expected cash flows over the life of the facility, using market rates for similar facilities. At December 31, 2012, the fair value was determined to approximate carrying value as the facility was amended December 2012.
Bank term financings
At September 30, 2013 the fair value of the bank term facility was determined to approximate fair value based upon our knowledge of the securitization market. At December 31, 2012 the bank term facility was determined to approximate fair value as the facility was recently executed with Wells Fargo in November 2012.
Portfolio warehouse facilities
The portfolio warehouse facilities are short term in nature and the interest rates adjust in conjunction with the lender’s cost of funds or 30-day LIBOR. The Deutsche Bank Warehouse Facility was renewed in December 2012. The Royal Bank of Scotland Warehouse Facility was renewed in March 2013. The Wells Fargo Warehouse Facility was executed in December 2011. Because the majority of the warehouse facilities were recently renewed or executed and contain a floating market rate of interest, we believe the fair value of these facilities approximate carrying value at September 30, 2013 and December 31, 2012.

Tables of Contents

Senior secured notes payable
The fair value of senior secured notes payable at September 30, 2013 and December 31, 2012 was determined using third-party quoted market prices.
Revolving inventory facility
At September 30, 2013, the fair value of revolving inventory facility was estimated by discounting future cash flows expected to be paid over the life of the facility, using market rates for similar facilities. At December 31, 2012, the fair value of the inventory facility was determined using a third party discounted cash flow using market interest rates for this debt.
Mortgage note payable
At September 30, 2013, and December 31, 2012, the fair value of this note was determined using third-party market prices for similar commercial real estate mortgages. Both periods utilize the December 31, 2012 analysis, as the market for these instruments is not considered volatile.
Real estate facility
At September 30, 2013 and December 31, 2012, the fair value of the real estate facility was determined using a third-party discounted cash flow using market interest rates for this debt. Both periods utilize the December 31, 2012 analysis, as the market for these instruments is not considered volatile.
(13) Subsequent Events
In November 2013, the Board of Directors approved, and we paid a dividend payment of $2.8 million to pay taxes related to prior period taxable income.

(14) Recent Accounting Pronouncements
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
Revenue and operating income (loss) before taxes for each segment are provided below for the three and nine months ended September 30, 2013 and September 30, 2012, while assets and liabilities are presented as of September 30, 2013 and December 31, 2012.

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Drivetime	GO	Total	Drivetime	GO	Total
Revenue:	(In thousands)
Sales of Used Vehicles	$276,826	$—	$276,826	$226,866	$—	$226,866
Interest Income	84,277	42	84,319	77,334	—	77,334
Dealer Finance and Other Income	1,186	4,741	5,927	—	757	757
Total Revenue:	$362,289	$4,783	$367,072	$304,200	$757	$304,957

Expenses:
Interest Expense	19,074	1,137	20,211	18,808	—	18,808
Depreciation Expense	6,272	157	6,429	4,974	117	5,091
Other Costs and Operating Expenses	331,079	5,182	336,261	275,726	565	276,291
Total Costs and Expenses:	$356,425	$6,476	$362,901	$299,508	$682	$300,190

Income (Loss) Before Income Taxes:	$5,864	$(1,693)	$4,171	$4,692	$75	$4,767

Tables of Contents

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	DriveTime	GO	Total	DriveTime	GO	Total
Revenue:	(In thousands)
Sales of Used Vehicles	$863,686	$—	$863,686	$750,125	$—	$750,125
Interest Income	241,591	61	241,652	223,492	—	223,492
Dealer Finance and Other Income	1,333	12,444	13,777	—	1,380	1,380
Total Revenue:	$1,106,610	$12,505	$1,119,115	$973,617	$1,380	$974,997

Expenses:
Interest Expense	55,139	2,721	57,860	55,073	—	55,073
Depreciation Expense	17,301	433	17,734	14,767	294	15,061
Other Costs and Operating Expenses	989,253	10,591	999,844	834,244	3,072	837,316
Total Costs and Expenses:	$1,061,693	$13,745	$1,075,438	$904,084	$3,366	$907,450

Income (Loss) Before Income Taxes:	$44,917	$(1,240)	$43,677	$69,533	$(1,986)	$67,547

	September 30, 2013				December 31, 2012
	DriveTime	GO		Total	DriveTime	GO	Total
	(In thousands)
Assets:	$2,159,408	$109,778		$2,269,186	$1,946,714	$42,403	$1,989,117
Liabilities:	$1,670,031	$95,221		$1,765,252	$1,520,866	$698	$1,521,564
Equity:	$489,377	$14,557	(1)	$503,934	$425,848	$41,705	$467,553
(1)     In 2013, GO's parent, DTAC, recategorized approximately $80.0 million of GO's equity to an intercompany interest bearing note to DTAC.

(16) Supplemental Consolidating Financial Information
In accordance with the indenture governing the 12.625% Senior Secured Notes due 2017 (see Note 5 - Debt Obligations), certain wholly-owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the Senior Secured Notes on a joint and several basis. Pursuant to Regulation S-X, Rule 3-10(f), we are required to present condensed consolidating financial information for subsidiaries that have guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional, joint and several, and where the voting interest of the subsidiary is 100% owned by the registrant.
The following tables present condensed consolidating balance sheets as of September 30, 2013, and December 31, 2012; condensed consolidating statements of operations for the three and nine months ended September 30, 2013 and 2012; and cash flows for the nine months ended September 30, 2013 and 2012 for (i) DTAG and DTAC, —the co-issuers of the Senior Secured Notes, (ii) the separate DTAG and DTAC guarantor subsidiaries on a combined basis, (iii) the separate DTAG and DTAC non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidated amounts. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management believes that such information is not material to the senior note holders. Consolidating adjustments include elimination of investment in subsidiaries, elimination of intercompany accounts; elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and elimination of equity in earnings (losses) of subsidiaries. The condensed consolidating financial information should be read in conjunction with the condensed consolidated financial statements herein.
Included in the column for DTAG Guarantor Subsidiaries Combined are DriveTime Sales and Finance Company, LLC DriveTime Car Sales Company, LLC, DriveTime Ohio Company, LLC, Driver's Seat, LLC and Carvana, LLC. Included in the column for DTAC Guarantor Subsidiaries Combined are DT Credit Company, LLC, GFC Lending, LLC and DT Jet Leasing, LLC. Included in the column for DTAG Non-Guarantor Subsidiaries Combined are all other subsidiaries that are wholly-owned by DTAG and our 51% interest in Inilex. Included in the column for DTAC Non-Guarantor Subsidiaries Combined are all SPEs, which are VIEs and for which DTAC is the primary beneficiary. The column for the Issuers includes the accounts for DTAG and DTAC as issuers and as parent companies for each of its respective subsidiaries.
Consolidated amounts may be immaterially different compared to the condensed consolidated financial statements due to rounding.

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
September 30, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
ASSETS
Cash and Cash Equivalents	$8,172	$2,862	$5	$—	$11,039	$770	$388	$16,849	$—	$18,007	$—	$29,046
Restricted Cash and Investments Held in Trust	—	—	—	—	—	17,609	104,079	—	—	121,688	—	121,688
Finance Receivables	—	—	—	—	—	1,683	—	1,885,070	—	1,886,753	—	1,886,753
Allowance for Credit Losses	—	—	—	—	—	—	—	(300,624)	—	(300,624)	—	(300,624)
Finance Receivables, Net	—	—	—	—	—	1,683	—	1,584,446	—	1,586,129	—	1,586,129
Dealer Finance Receivables	—	—	—	—	—	105,796	—	—	—	105,796	—	105,796
Vehicle Inventory	245,536	—	—	(792)	244,744	—	—	—	—	—	—	244,744
Property and Equipment, Net	92,909	470	—	—	93,379	5,409	14,942	2,648	—	22,999	—	116,378
Investments in Subsidiaries	—	—	303,078	(303,078)	—	—	—	351,909	(351,909)	—	—	—
Other Assets	1,878,513	33,906	557,225	(719,602)	1,750,042	1,035,131	1,597,141	1,716,520	(2,712,327)	1,636,465	(3,321,102)	65,405
Total Assets	$2,225,130	$37,238	$860,308	$(1,023,472)	$2,099,204	$1,166,398	$1,716,550	$3,672,372	$(3,064,236)	$3,491,084	$(3,321,102)	$2,269,186
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$22,809	$—	$—	$—	$22,809	$7	$—	$—	$—	$7	$—	$22,816
Accrued Expenses and Other Liabilities	1,780,924	1,273	602,621	(719,602)	1,665,216	1,278,944	6,373	3,174,488	(2,712,327)	1,747,478	(3,321,102)	91,592
Deferred Revenue	16,218	33	—	—	16,251	267	—	—	—	267	—	16,518
Portfolio Term Financings	—	—	—	—	—	—	1,177,818	—	—	1,177,818	—	1,177,818
Portfolio Warehouse Facilities	—	—	—	—	—	—	54,000	—	—	54,000	—	54,000
Senior Secured Notes Payable	—	—	126,771	—	126,771	—	—	126,772	—	126,772	—	253,543
Other Secured Notes Payable	121,321	14,014	—	—	135,335	1,342	12,288	—	—	13,630	—	148,965
Total Liabilities	1,941,272	15,320	729,392	(719,602)	1,966,382	1,280,560	1,250,479	3,301,260	(2,712,327)	3,119,972	(3,321,102)	1,765,252
Shareholders’ Equity:
Noncontrolling Interest - Inilex	—	2,698	—	(2,843)	(145)	—	—	—	—	—	328	183
Shareholders’ Equity	283,858	19,220	130,916	(301,027)	132,967	(114,162)	466,071	371,112	(351,909)	371,112	(328)	503,751
Total Equity	283,858	21,918	130,916	(303,870)	132,822	(114,162)	466,071	371,112	(351,909)	371,112	—	503,934
Total Liabilities & Shareholders’ Equity	$2,225,130	$37,238	$860,308	$(1,023,472)	$2,099,204	$1,166,398	$1,716,550	$3,672,372	$(3,064,236)	$3,491,084	$(3,321,102)	$2,269,186

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2012
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
ASSETS
Cash and Cash Equivalents	$6,937	$482	$5	$—	$7,424	$9	$423	$18,624	$—	$19,056	$—	$26,480
Restricted Cash and Investments Held in Trust	—	—	—	—	—	16,163	90,909	—	—	107,072	—	107,072
Finance Receivables	—	—	—	—	—	—	—	1,634,622	—	1,634,622	—	1,634,622
Allowance for Credit Losses	—	—	—	—	—	—	—	(252,590)	—	(252,590)	—	(252,590)
Finance Receivables, Net	—	—	—	—	—	—	—	1,382,032	—	1,382,032	—	1,382,032
Dealer Finance Receivables	—	—	—	—	—	40,956	—	—	—	40,956	—	40,956
Vehicle Inventory	270,733	—	—	—	270,733	—	—	—	—	—	—	270,733
Property and Equipment, Net	70,668	—	—	—	70,668	5,807	15,216	2,706	—	23,729	—	94,397
Investments in Subsidiaries	—	—	473,828	(473,828)	—	—	—	348,577	(348,577)	—	—	—
Other Assets	1,226,409	26,480	383,689	(711,814)	924,764	496,384	1,352,295	887,248	(1,857,217)	878,710	(1,736,027)	67,447
Total Assets	$1,574,747	$26,962	$857,522	$(1,185,642)	$1,273,589	$559,319	$1,458,843	$2,639,187	$(2,205,794)	$2,451,555	$(1,736,027)	$1,989,117
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$17,342	$—	$—	$—	$17,342	$4	$—	$—	$—	$4	$—	$17,346
Accrued Expenses and Other Liabilities	1,004,766	609	602,314	(711,814)	895,875	521,375	6,703	2,228,522	(1,836,721)	919,879	(1,736,027)	79,727
Deferred Revenue	2,025	86	—	—	2,111	101	—	—	—	101	—	2,212
Portfolio Term Financings	—	—	—	—	—	—	1,069,974	—	(20,496)	1,049,478	—	1,049,478
Portfolio Warehouse Facilities	—	—	—	—	—	—	57,200	—	—	57,200	—	57,200
Senior Secured Notes Payable	—	—	99,160	—	99,160	—	—	99,160	—	99,160	—	198,320
Other Secured Notes Payable	91,320	11,733	—	—	103,053	1,774	12,454	—	—	14,228	—	117,281
Total Liabilities	1,115,453	12,428	701,474	(711,814)	1,117,541	523,254	1,146,331	2,327,682	(1,857,217)	2,140,050	(1,736,027)	1,521,564
Shareholders’ Equity:
Noncontrolling Interest - Inilex	—	—	—	—	—	—	—	—	—	—	—	—
Shareholders’ Equity	459,294	14,534	156,048	(473,828)	156,048	36,065	312,512	311,505	(348,577)	311,505	—	467,553
Total Equity	459,294	14,534	156,048	(473,828)	156,048	36,065	312,512	311,505	(348,577)	311,505	—	467,553
Total Liabilities & Shareholders’ Equity	$1,574,747	$26,962	$857,522	$(1,185,642)	$1,273,589	$559,319	$1,458,843	$2,639,187	$(2,205,794)	$2,451,555	$(1,736,027)	$1,989,117

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$274,299	$4,537	$—	$(2,010)	$276,826	$—	$—	$—	$—	$—	$—	$276,826
Interest Income	—	—	—	—	—	42	76,980	84,362	(77,065)	84,319	—	84,319
Dealer Finance and Other Income	1,186	—	—	—	1,186	5,219	—	—	—	5,219	(478)	5,927
Other Revenue	14,033	—	16,260	—	30,293	19,128	—	590	(19,141)	577	(30,870)	—
Equity in Income of Subsidiaries	—	—	63,437	(63,437)	—	—	—	52,284	(52,284)	—	—	—
Total Revenue	289,518	4,537	79,697	(65,447)	308,305	24,389	76,980	137,236	(148,490)	90,115	(31,348)	367,072
Costs and Expenses:
Cost of Used Vehicles Sold	184,173	2,140	—	(1,218)	185,095	—	—	—	—	—	—	185,095
Provision for Credit Losses - Finance Receivables	—	—	—	—	—	—	—	92,335	—	92,335	—	92,335
Provision for Credit Losses - Dealer Finance Receivables	—	—	—	—	—	1,115	—	—	—	1,115	—	1,115
Portfolio Debt Interest Expense	—	—	—	—	—	—	10,596	—	—	10,596	—	10,596
Non-Portfolio Debt Interest Expense	2,002	155	9	—	2,166	1,153	272	92,447	(77,065)	16,807	(17,493)	1,480
Senior Secured Debt Interest Expense	—	—	4,067	—	4,067	—	—	4,068	—	4,068	—	8,135
Selling and Marketing	7,945	—	—	—	7,945	14	—	(59)	—	(45)	—	7,900
General and Administrative	27,287	1,218	536	—	29,041	19,438	15,902	18,431	(19,141)	34,630	(13,855)	49,816
Depreciation Expense	5,419	78	—	—	5,497	458	137	337	—	932	—	6,429
Total Costs and Expenses	226,826	3,591	4,612	(1,218)	233,811	22,178	26,907	207,559	(96,206)	160,438	(31,348)	362,901
Income (Loss) before Income Taxes	62,692	946	75,085	(64,229)	74,494	2,211	50,073	(70,323)	(52,284)	(70,323)	—	4,171
Income Tax Expense	—	—	—	—	—	—	—	(69)	—	(69)	—	(69)
Net Income (Loss)	$62,692	$946	$75,085	$(64,229)	$74,494	$2,211	$50,073	$(70,254)	$(52,284)	$(70,254)	$—	$4,240
Net Income (Loss) attributable to noncontrolling interests - Inilex	—	201	—	(1,277)	(1,076)	—	—	—	—	—	234	(842)
Net Income attributable to DriveTime Consolidated	$62,692	$745	$75,085	$(62,952)	$75,570	$2,211	$50,073	$(70,254)	$(52,284)	$(70,254)	$(234)	$5,082

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2012
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$226,866	$—	$—	$—	$226,866	$—	$—	$—	$—	$—	$—	$226,866
Interest Income	—	—	—	—	—	—	69,390	77,638	(69,694)	77,334	—	77,334
Dealer Finance and Other Income	—	—	—	—	—	757	—	—	—	757	—	757
Other Revenue	11,189	—	10,132	—	21,321	16,902	—	665	(16,883)	684	(22,005)	—
Equity in Income of Subsidiaries	—	—	110,096	(110,096)	—	—	—	55,527	(55,527)	—	—	—
Total Revenue	238,055	—	120,228	(110,096)	248,187	17,659	69,390	133,830	(142,104)	78,775	(22,005)	304,957
Costs and Expenses:
Cost of Used Vehicles Sold	151,264	—	—	—	151,264	—	—	—	—	—	—	151,264
Provision for Credit Losses	—	—	—	—	—	—	—	70,110	—	70,110	—	70,110
Portfolio Debt Interest Expense	—	—	—	—	—	—	11,080	—	—	11,080	—	11,080
Non-Portfolio Debt Interest Expense	712	149	18	—	879	23	495	11,067	(303)	11,282	(11,055)	1,106
Senior Secured Debt Interest Expense	—	—	3,311	—	3,311	—	—	3,311	—	3,311	—	6,622
Selling and Marketing	7,315	—	—	—	7,315	21	—	—	—	21	—	7,336
General and Administrative	23,436	(1,328)	1,831	—	23,939	14,345	14,098	23,032	(16,883)	34,592	(10,950)	47,581
Depreciation Expense	4,235	—	—	—	4,235	411	132	313	—	856	—	5,091
Total Costs and Expenses	186,962	(1,179)	5,160	—	190,943	14,800	25,805	107,833	(17,186)	131,252	(22,005)	300,190
Income (Loss) before Income Taxes	51,093	1,179	115,068	(110,096)	57,244	2,859	43,585	25,997	(124,918)	(52,477)	—	4,767
Income Tax Expense	—	179	38	—	217	—	—	154	—	154	—	371
Net Income (Loss)	$51,093	$1,000	$115,030	$(110,096)	$57,027	$2,859	$43,585	$25,843	$(124,918)	$(52,631)	$—	$4,396
Net Income attributable to noncontrolling interests - Inilex	—	—	—	—	—	—	—	—	—	—	—	—
Net Income attributable to DriveTime Consolidated	$51,093	$1,000	$115,030	$(110,096)	$57,027	$2,859	$43,585	$25,843	$(124,918)	$(52,631)	$—	$4,396

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Operations
Nine Months Ended September 30, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$857,553	$12,395	$—	$(6,262)	$863,686	$—	$—	$—	$—	$—	$—	$863,686
Interest Income	—	—	—	—	—	60	224,166	242,162	(224,736)	241,652	—	241,652
Dealer Finance and Other Income	1,333	—	—	—	1,333	12,922	—	—	—	12,922	(478)	13,777
Other Revenue	38,495	—	43,857	—	82,352	52,419	—	1,686	(52,461)	1,644	(83,996)	—
Equity in Income of Subsidiaries	—	—	191,464	(191,464)	—	—	—	152,752	(152,752)	—	—	—
Total Revenue	897,381	12,395	235,321	(197,726)	947,371	65,401	224,166	396,600	(429,949)	256,218	(84,474)	1,119,115
Costs and Expenses:
Cost of Used Vehicles Sold	584,374	5,599	—	(5,470)	584,503	—	—	—	—	—	—	584,503
Provision for Credit Losses - Finance Receivables	—	—	—	—	—	—	—	240,489	—	240,489	—	240,489
Provision for Credit Losses - Dealer Finance Receivables	—	—	—	—	—	2,003	—	—	—	2,003	—	2,003
Portfolio Debt Interest Expense	—	—	—	—	—	—	31,319	—	—	31,319	—	31,319
Non-Portfolio Debt Interest Expense	4,059	420	33	—	4,512	2,774	1,131	267,644	(224,736)	46,813	(47,074)	4,251
Senior Secured Debt Interest Expense	—	—	11,145	—	11,145	—	—	11,145	—	11,145	—	22,290
Selling and Marketing	25,026	—	—	—	25,026	58	—	(57)	—	1	—	25,027
General and Administrative	80,519	2,219	4,895	—	87,633	53,451	44,358	52,241	(52,461)	97,589	(37,400)	147,822
Depreciation Expense	14,797	239	—	—	15,036	1,313	408	977	—	2,698	—	17,734
Total Costs and Expenses	708,775	8,477	16,073	(5,470)	727,855	59,599	77,216	572,439	(277,197)	432,057	(84,474)	1,075,438
Income (Loss) before Income Taxes	188,606	3,918	219,248	(192,256)	219,516	5,802	146,950	(175,839)	(152,752)	(175,839)	—	43,677
Income Tax Expense	—	119	153	—	272	—	—	271	—	271	—	543
Net Income (Loss)	$188,606	$3,799	$219,095	$(192,256)	$219,244	$5,802	$146,950	$(176,110)	$(152,752)	$(176,110)	$—	$43,134
Net Income attributable to noncontrolling interests - Inilex	—	941	—	(1,277)	(336)	—	—	—	—	—	234	(102)
Net Income (Loss) attributable to DriveTime Consolidated	$188,606	$2,858	$219,095	$(190,979)	$219,580	$5,802	$146,950	$(176,110)	$(152,752)	$(176,110)	$(234)	$43,236

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Operations
Nine Months Ended September 30, 2012
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales of Used Vehicles	$750,125	$—	$—	$—	$750,125	$—	$—	$—	$—	$—	$—	$750,125
Interest Income	—	—	—	—	—	—	199,148	224,402	(200,058)	223,492	—	223,492
Dealer Finance and Other Income	—	—	—	—	—	1,380	—	—	—	1,380	—	1,380
Other Revenue	33,892	—	26,978	—	60,870	47,253	—	1,971	(47,193)	2,031	(62,901)	—
Equity in Income of Subsidiaries	—	—	186,606	(186,606)	—	—	—	94,746	(94,746)	—	—	—
Total Revenue	784,017	—	213,584	(186,606)	810,995	48,633	199,148	321,119	(341,997)	226,903	(62,901)	974,997
Costs and Expenses:
Cost of Used Vehicles Sold	496,680	—	—	—	496,680	—	—	—	—	—	—	496,680
Provision for Credit Losses	—	—	—	—	—	—	—	181,840	—	181,840	—	181,840
Portfolio Debt Interest Expense	—	—	—	—	—	—	31,998	—	—	31,998	—	31,998
Non-Portfolio Debt Interest Expense	2,247	260	55	—	2,562	71	1,482	29,709	(923)	30,339	(29,664)	3,237
Senior Secured Debt Interest Expense	—	—	9,919	—	9,919	—	—	9,919	—	9,919	—	19,838
Selling and Marketing	23,002	—	—	—	23,002	114	—	—	—	114	—	23,116
General and Administrative	67,214	(2,435)	6,260	—	71,039	44,311	40,207	60,553	(47,193)	97,878	(33,237)	135,680
Depreciation Expense	12,662	—	—	—	12,662	1,026	414	959	—	2,399	—	15,061
Total Costs and Expenses	601,805	(2,175)	16,234	—	615,864	45,522	74,101	282,980	(48,116)	354,487	(62,901)	907,450
Income (Loss) before Income Taxes	182,212	2,175	197,350	(186,606)	195,131	3,111	125,047	38,139	(293,881)	(127,584)	—	67,547
Income Tax Expense	—	339	184	—	523	—	—	507	—	507	—	1,030
Net Income (Loss)	$182,212	$1,836	$197,166	$(186,606)	$194,608	$3,111	$125,047	$37,632	$(293,881)	$(128,091)	$—	$66,517
Net Income attributable to noncontrolling interests - Inilex	—	—	—	—	—	—	—	—	—	—	—	—
Net Income attributable to DriveTime Consolidated	$182,212	$1,836	$197,166	$(186,606)	$194,608	$3,111	$125,047	$37,632	$(293,881)	$(128,091)	$—	$66,517

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$188,606	$3,799	$219,095	$(192,256)	$219,244	$5,802	$146,950	$(176,110)	$(152,752)	$(176,110)	$—	$43,134
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used In) Operating Activities:
Provision for Credit Losses - Finance Receivables	—	—	—	—	—	—	—	240,489	—	240,489	—	240,489
Provision for Credit Losses - Dealer Finance Receivables	—	—	—	—	—	2,003	—	—	—	2,003	—	2,003
Depreciation Expense	14,797	239	—	—	15,036	1,313	408	977	—	2,698	—	17,734
Amortization of Debt Issuance Costs and Debt Premium and Discount	122	57	379	—	558	—	3,866	379	—	4,245	—	4,803
Non-Cash Compensation Expense-Related Party	—	—	465	—	465	—	—	465	—	465	—	930
Loss (Gain) from Disposal of Property and Equipment	(80)	—	—	—	(80)	83	—	(7)	—	76	—	(4)
Originations of Finance Receivables	—	—	—	—	—	(1,702)	—	(867,080)	—	(868,782)	—	(868,782)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	31	—	426,951	—	426,982	—	426,982
Change in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	(11)	—	(2,775)	—	(2,786)	—	(2,786)
Decrease in Inventory	25,197	—	—	792	25,989	—	—	—	—	—	—	25,989
Change in Other Assets	(1,016,221)	(3,898)	(247,225)	199,252	(1,068,092)	(694,775)	(238,260)	(585,799)	1,007,862	(510,972)	1,585,075	6,011
Increase in Deferred Revenue	14,276	(136)	—	—	14,140	166	—	—	—	166	—	14,306
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	781,542	747	322	(7,788)	774,823	757,572	(329)	945,537	(875,606)	827,174	(1,585,075)	16,922
Net Cash Provided By (Used In) Operating Activities	8,239	808	(26,964)	—	(17,917)	70,482	(87,365)	(16,973)	(20,496)	(54,352)	—	(72,269)
Cash Flows from Investing Activities:
Origination of Dealer Finance Receivables	—	—	—	—	—	(89,273)	—	—	—	(89,273)	—	(89,273)
Collections and Recoveries of Dealer Finance Receivables	—	—	—	—	—	22,430	—	—	—	22,430	—	22,430
Proceeds from Disposal of Property and Equipment	1,015	—	—	—	1,015	339	—	23	—	362	—	1,377
Purchase of Property and Equipment	(37,973)	(709)	—	—	(38,682)	(1,338)	(136)	(934)	—	(2,408)	—	(41,090)
Net Cash Used In Investing Activities	$(36,958)	$(709)	$—	$—	$(37,667)	$(67,842)	$(136)	$(911)	$—	$(68,889)	$—	$(106,556)

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Financing Activities:
Decrease in Restricted Cash	$—	$—	$—	$—	$—	$(1,446)	$(9,100)	$—	$—	$(10,546)	$—	$(10,546)
Deposits into Investments Held in Trust	—	—	—	—	—	—	(9,000)	—	—	(9,000)	—	(9,000)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	4,930	—	—	4,930	—	4,930
Additions to Portfolio Term Financings	—	—	—	—	—	—	543,890	—	—	543,890	—	543,890
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(435,848)	—	20,496	(415,352)	—	(415,352)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	709,400	—	—	709,400	—	709,400
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(712,600)	—	—	(712,600)	—	(712,600)
Additions to Senior Secured Notes Payable	—	—	27,750	—	27,750	—	—	27,750	—	27,750	—	55,500
Additions to Other Secured Notes Payable	30,000	3,872	—	—	33,872	—	—	—	—	—	—	33,872
Repayment of Other Secured Notes Payable	—	(1,591)	—	—	(1,591)	(433)	(165)	—	—	(598)	—	(2,189)
Payment of Debt Issuance Costs	(46)	—	(786)	—	(832)	—	(4,041)	(786)	—	(4,827)	—	(5,659)
Dividend Distributions	—	—	—	—	—	—	—	(10,855)	—	(10,855)	—	(10,855)
Net Cash Provided By (Used In) Financing Activities	29,954	2,281	26,964	—	59,199	(1,879)	87,466	16,109	20,496	122,192	—	181,391
Net Increase (Decrease) in Cash and Cash Equivalents	1,235	2,380	—	—	3,615	761	(35)	(1,775)	—	(1,049)	—	2,566
Cash and Cash Equivalents at Beginning of Period	6,937	482	5	—	7,424	9	423	18,624	—	19,056	—	26,480
Cash and Cash Equivalents at End of Period	$8,172	$2,862	$5	$—	$11,039	$770	$388	$16,849	$—	$18,007	$—	$29,046

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2012
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income (Loss)	$182,212	$1,836	$197,166	$(186,606)	$194,608	$3,111	$125,047	$37,632	$(293,881)	$(128,091)	$—	$66,517
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used In) Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	181,840	—	181,840	—	181,840
Depreciation Expense	12,662	—	—	—	12,662	1,026	414	959	—	2,399	—	15,061
Amortization of Debt Issuance Costs and Debt Premium and Discount	75	—	450	—	525	—	4,990	450	—	5,440	—	5,965
Non-Cash Compensation Expense-Related Party	—	—	620	—	620	—	—	619	—	619	—	1,239
Loss from Disposal of Property and Equipment	(113)	—	—	—	(113)	(23)	—	(2)	—	(25)	—	(138)
Originations of Finance Receivables	—	—	—	—	—	—	—	(749,268)	—	(749,268)	—	(749,268)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	—	420,709	—	420,709	—	420,709
Decrease in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(4,433)	—	(4,433)	—	(4,433)
Decrease in Inventory	53,237	—	—	—	53,237	—	—	—	—	—	—	53,237
Change in Other Assets	(21,329)	(14,239)	(200,670)	193,356	(42,882)	325,961	368,780	263,011	(518,844)	438,908	(393,427)	2,599
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	(212,603)	(153)	2,441	(6,750)	(217,065)	(296,671)	(387)	(109,269)	264,754	(141,573)	393,427	34,789
Net Cash Provided By (Used In) Operating Activities	14,141	(12,556)	7	—	1,592	33,404	498,844	42,248	(547,971)	26,525	—	28,117
Cash Flows from Investing Activities:
Origination of Dealer Finance Receivables	—	—	—	—	—	(25,602)	—	—	—	(25,602)	—	(25,602)
Collections and Receoveries of Dealer Finance Receivables	—	—	—	—	—	1,970	—	—	—	1,970	—	1,970
Proceeds from Disposal of Property and Equipment	1,345	—	—	—	1,345	138	—	38	—	176	—	1,521
Purchase of Property and Equipment	(12,249)	—	—	—	(12,249)	(3,017)	272	(813)	—	(3,558)	—	(15,807)
Net Cash Provided By (Used In) Investing Activities	$(10,904)	$—	$—	$—	$(10,904)	$(26,511)	$272	$(775)	$—	$(27,014)	$—	$(37,918)

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2012
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Financing Activities:
Decrease in Restricted Cash	$—	$—	$—	$—	$—	$(6,609)	$6,573	$—	$—	$(36)	$—	$(36)
Deposits into Investments Held in Trust	—	—	—	—	—	—	(9,000)	—	—	(9,000)	—	(9,000)
Collections, Buybacks and Change in Investments Held in Trust	—	—	—	—	—	—	38	—	—	38	—	38
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	482,246	—	—	482,246	—	482,246
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(345,481)	—	—	(345,481)	—	(345,481)
Additions to Portfolio Term Financings	—	—	—	—	—	—	548,300	—	—	548,300	—	548,300
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(630,992)	—	—	(630,992)	—	(630,992)
Additions to Other Secured Notes Payable	30,001	12,968	—	—	42,969	—	—	—	—	—	—	42,969
Repayment of Other Secured Notes Payable	(30,179)	(772)	—	—	(30,951)	(269)	(155)	—	—	(424)	—	(31,375)
Payment of Debt Issuance Costs	(410)	—	(6)	—	(416)	—	(2,784)	(6)	—	(2,790)	—	(3,206)
Dividend Distributions	—	—	—	—	—	—	(547,971)	(44,790)	547,971	(44,790)	—	(44,790)
Net Cash Provided By (Used In) Financing Activities	(588)	12,196	(6)	—	11,602	(6,878)	(499,226)	(44,796)	547,971	(2,929)	—	8,673
Net Increase (Decrease) in Cash and Cash Equivalents	2,649	(360)	1	—	2,290	15	(110)	(3,323)	—	(3,418)	—	(1,128)
Cash and Cash Equivalents at Beginning of Period	2,869	595	5	—	3,469	52	396	22,013	—	22,461	—	25,930
Cash and Cash Equivalents at End of Period	$5,518	$235	$6	$—	$5,759	$67	$286	$18,690	$—	$19,043	$—	$24,802

Tables of Contents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview
DTAG and DTAC are sister companies under common control, generally with DTAG directing our retail vehicle sales and operations and DTAC directing our financing and collections operations. We have determined that DTAC is a variable interest entity (“VIE”) and DTAG is the primary beneficiary of DTAC. Therefore, DTAG and DTAC are consolidated for financial reporting purposes and intercompany transactions between DTAG and DTAC are eliminated in consolidation.
Our business operations may be classified under two operating segments: DriveTime and GO Financial. Our DriveTime segment is our historical business of selling and financing the purchase of quality used vehicles in the subprime market. Our GO Financial segment was launched in December 2011 as an indirect lending business providing subprime auto financing to third party automobile dealerships.
DriveTime – We are the leading used vehicle retailer in the United States with a primary focus on the sale and financing of quality vehicles to the subprime market. Through our branded dealerships, we provide our customers with a comprehensive end-to-end solution for their automotive needs, including the sale, financing, and maintenance of their vehicles. As of September 30, 2013, we owned and operated 107 dealerships and 19 reconditioning facilities in 20 states. For the nine months ended September 30, 2013, we sold 54,345 vehicles, generated $1.1 billion of total revenue and $133.9 million of Adjusted EBITDA. We provide our customers with financing for substantially all of the vehicles we sell. We historically have not utilized third-party finance companies or banks to finance vehicles for our customers, and many of our customers may be unable to obtain financing to purchase a vehicle from another company, therefore, financing is an essential component of the services that we provide to our customers. As of September 30, 2013, our loan portfolio had a total outstanding principal balance of $1.9 billion. We maintain our loan portfolio and related financings on our balance sheet.
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

Tables of Contents

Select information regarding the regions in which we operate our DriveTime segment is as follows:

	Nine months ended
	September 30, 2013		As of September 30, 2013
State	# of Units Sold	Percent of Unit Sales Volume	Number of Stores	Number of Reconditioning Facilities	# of Active Loans	Loan Principal	% of Portfolio
						(In thousands)
Texas	10,581	19.5%	19	4	32,675	$398,341	21.4%
Florida	8,212	15.0%	20	2	23,729	286,213	15.5%
Georgia	4,383	8.2%	8	1	11,623	142,390	7.7%
North Carolina	4,158	7.6%	9	2	13,613	165,152	8.9%
Arizona	3,479	6.3%	6	1	10,447	117,849	6.3%
Tennessee	3,389	6.2%	6	—	7,471	99,956	5.5%
Virginia	3,075	5.7%	6	1	10,050	114,118	6.1%
California	2,458	4.5%	4	1	7,039	82,082	4.4%
Alabama	2,405	4.4%	5	1	4,800	64,653	3.5%
South Carolina	2,180	4.1%	4	1	5,520	71,485	3.9%
Ohio	2,114	3.8%	4	—	3,002	43,935	2.4%
Nevada	1,715	3.2%	2	1	5,753	66,448	3.6%
Oklahoma	1,387	2.6%	3	1	3,328	44,005	2.4%
New Mexico	1,173	2.2%	3	1	4,397	47,784	2.6%
Indiana	822	1.5%	2	—	1,884	26,888	1.5%
Colorado	789	1.5%	2	—	3,048	34,396	1.9%
Missouri	732	1.3%	1	—	806	12,487	0.7%
Mississippi	728	1.3%	1	—	1,550	22,025	1.2%
Arkansas	522	1.0%	1	1	653	10,128	0.5%
Kentucky	43	0.1%	1	1	43	720	—%
	54,345	100.0%	107	19	151,431	$1,851,055	100.0%
Indirect Lending – GO Financial. GFC Lending LLC dba GO Financial (“GO Financial” or “GO”) provides subprime auto financing to third-party automobile dealerships. The third-party automobile dealerships originate retail installment sales contracts to finance purchases of vehicles by customers with demographics similar to DriveTime. GO enters into a dealer servicing agreement with each of the third-party automobile dealerships whereby, subsequent to verification of a qualifying customer loan, GO advances funds to the dealership through a non-recourse loan (“dealer advance”). Once originated, GO performs the loan servicing of both the dealer advance to the dealership and the underlying customer loan to the end customer. At September 30, 2013 we had $105.8 million and at December 31, 2012 we had $41.0 million in dealer finance receivables outstanding.

Third Quarter 2013 Highlights

•	Total revenue increased 20.4% to $367.1 million, compared to third quarter 2012.

•	Unit sales increased 16.7% to 17,313 vehicles sold (excluding Carvana), compared to third quarter 2012.

•	Originations increased 21.2% to $277.5 million, compared to third quarter 2012.

•	GO Financial increased its active dealer base by 27% and funded $24.2 million in dealer advances.

•	We opened three new dealerships and one new inspection center, entering two new geographic regions, Louisville, KY and West Palm Beach, FL.

•
On September 5, 2013, we completed an exchange offer to exchange $50.0 million of our Senior Secured Notes issued in May 2013 for registered, publicly tradable notes that have substantially identical terms.

Tables of Contents

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to the following:

•	changes to our business plan that are currently being implemented, and those that may be implemented in the future, may not be successful and may cause unintended consequences;

•	interest rates affect our profitability and cash flows and an increase in interest rates will increase our interest expense and lower our profitability and liquidity;

•	general, wholesale used vehicle auction prices, and economic conditions and their effect on automobile sales;

•	seasonal and other fluctuations in our results of operations; and

•	our ability to complete any pending financing transactions.
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

Factors Affecting Comparability
We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
Revenue Recognition
We have historically included our DriveCare® limited warranty as part of the bundled retail price of each vehicle we sell, recognizing revenue and costs related to the warranty at the time of the sale. Beginning in the fourth quarter of 2012, however, we began offering our DriveCare® limited warranty as a separately priced optional service contract in certain regions in which we operate. The revenue and costs related to these service contracts is deferred and recognized over the life of the service contract instead of at the time of the sale of the vehicle. Expansion of the regions in which we offer unbundled service contracts will negatively impact our gross revenue, gross margin, and net income in future periods when compared to historical results due to the income deferral associated with unbundling. However, we do not expect unbundling to have a negative economic or cash flow impact on the Company. For the three and nine months ended September 30, 2013, net income was negatively impacted by $4.7 million and $14.3 million, respectively, as compared to the same periods in 2012.

Tables of Contents

GO Financial
In December 2011, we launched GO Financial. GO provides indirect subprime auto financing to non-DriveTime dealers. For the three and nine months ended September 30, 2013, GO originated $24.2 million and $89.3 million in dealer finance receivables, respectively. GO originated $13.4 million and $25.6 million for the same periods in 2012. At September 30, 2013 and December 31, 2012 GO had total assets of $109.8 million and $42.4 million. For the three and nine months ended September 30, 2013, GO generated $4.8 million and $12.5 million in total revenue. GO generated $0.8 million and $1.4 million in total revenue for the same periods in 2012. For the three and nine months ended September 30, 2013, GO generated losses of $1.7 million and 1.2 million, respectively, compared to income of $0.1 million and a loss of $2.0 million for the three and nine months ended September 30, 2012. We expect GO’s originations of dealer finance receivables will continue to grow during 2013, thereby increasing our total revenue, portfolio size, and operating expenses as GO hires personnel, organizes and registers in various states with various regulatory authorities, and incurs other costs of doing business.
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

	As of and for the		As of and for the
	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)
	($ In thousands except per vehicle data)
Consolidated Statement of Operations Data:
Total Revenue	$367,072	$304,957	$1,119,115	$974,997
Total Costs and Expenses	$362,901	$300,190	$1,075,438	$907,450
Income Before Income Taxes	$4,171	$4,767	$43,677	$67,547
Net Income	$4,240	$4,396	$43,134	$66,517
Other Financial Data:
EBITDA (1)	$30,811	$28,666	$119,271	$137,681
Adjusted EBITDA (1)	$35,611	$28,140	$133,927	$136,524
Dealerships:*
Dealerships in operation at end of period	107	93	107	93
Average number of vehicles sold per dealership per month	55	55	59	61
Retail Sales:*
Number of used vehicles sold	17,313	14,839	54,206	48,651
Average age of vehicles sold (in years)	5.7	6.0	5.7	6.0
Average mileage of vehicles sold	83,997	91,132	82,228	85,865
Per vehicle sold data:
Average net revenue per vehicle sold	$16,068	$15,288	$16,063	$15,418
Average cost of vehicle sold	$(10,511)	$(10,194)	$(10,700)	$(10,209)
Average gross margin	$5,557	$5,094	$5,363	$5,209
Gross margin percentage	34.6%	33.3%	33.4%	33.8%
Loan Portfolio:*
Principal balances originated	$276,893	$228,890	$867,165	$749,268
Average amount financed per origination	$15,993	$15,412	$15,998	$15,494
Number of loans outstanding—end of period	151,431	145,014	151,431	145,014
Principal outstanding—end of period	$1,851,055	$1,643,281	$1,851,055	$1,643,281
Average principal outstanding	$1,824,027	$1,636,811	$1,730,255	$1,569,973
Average effective yield on portfolio (2)	18.8%	19.0%	19.1%	19.5%
Allowance for credit losses as a percentage of portfolio principal	16.2%	15.2%	16.2%	15.2%
Portfolio performance data:*
Portfolio delinquencies 31-90 days	13.0%	12.2%	13.0%	12.2%
Principal charged-off as a percentage of average outstanding principal(3)	6.4%	6.2%	17.5%	16.4%
Recoveries as a percentage of principal charged-off (3)	34.9%	37.8%	36.3%	41.1%
Net charge-offs as a percentage of average principal (3)	4.2%	3.9%	11.1%	9.6%
Financing and Liquidity:*
Unrestricted cash and availability (4)	$219,507	$257,862	$219,507	$257,862
Ratio of net debt to shareholders’ equity (5)	3.0x	2.5x	3.0x	2.5x
Total average debt	$1,602,627	$1,291,631	$1,512,861	$1,232,897
Weighted average effective borrowing rate on total debt (6)	5.0%	5.8%	5.1%	5.9%

Tables of Contents

	September 30, 2013	December 31, 2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$29,046	$26,480
Finance Receivables - DriveTime	$1,886,753	$1,634,622
Allowance for Credit Losses - DriveTime	$(300,624)	$(252,590)
Inventory	$244,744	$270,733
Total Assets	$2,269,186	$1,989,117
Total Debt	$1,634,326	$1,422,279
Long Term Debt	$1,094,584	$928,917
Shareholders’ Equity	$503,934	$467,553
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

(6)	Weighted average effective borrowing rate includes the effect of amortization of discounts, debt issuance costs, and unused line fees.

Results of Operations - DriveTime
The following table sets forth our results of operations for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)
Revenue:
Sales of Used Vehicles	$276,826	$226,866	22.0%	$863,686	$750,125	15.1%
Interest Income	84,319	77,334	9.0%	241,652	223,492	8.1%
Dealer Finance and Other Income	5,927	757	*	13,777	1,380	*
Total Revenue	367,072	304,957	20.4%	1,119,115	974,997	14.8%
Costs and Expenses:
Cost of Used Vehicles Sold	185,095	151,264	22.4%	584,503	496,680	17.7%
Provision for Credit Losses - Finance Receivables	92,335	70,110	31.7%	240,489	181,840	32.3%
Provision for Credit Losses - Dealer Finance Receivables	1,115	—	100.0%	2,003	—	100.0%
Portfolio Debt Interest Expense	10,596	11,080	(4.4)%	31,319	31,998	(2.1)%
Non-Portfolio Debt Interest Expense	1,480	1,106	33.8%	4,251	3,237	31.3%
Senior Secured Debt Interest Expense	8,135	6,622	22.8%	22,290	19,838	12.4%
Selling and Marketing	7,900	7,336	7.7%	25,027	23,116	8.3%
General and Administrative	49,816	47,581	4.7%	147,822	135,680	8.9%
Depreciation Expense	6,429	5,091	26.3%	17,734	15,061	17.7%
Total Costs and Expenses	362,901	300,190	20.9%	1,075,438	907,450	18.5%
Income Before Income Taxes	4,171	4,767	(12.5)%	43,677	67,547	(35.3)%
Income Tax Expense / (Benefit)	(69)	371	(118.6)%	543	1,030	(47.3)%
Net Income	$4,240	$4,396	(3.5)%	$43,134	$66,517	(35.2)%
* Greater than 100%

Tables of Contents

Sales of used vehicles
Revenue from sales of used vehicles increased during the three and nine months ended September 30, 2013 compared to 2012. The increase in revenue was primarily due to an increase in sales volume as a result of opening new dealerships, coupled with an increase in the average sales price per vehicle sold. Since September 30, 2012, we have opened a net of fourteen additional dealerships. The increase in average sales price per vehicle sold is attributable to an overall increase in the average cost of vehicles acquired at auction. Total vehicles sold for the three and nine months ended September 30, 2013 have increased compared to the same periods in 2012, due to a greater number of average dealerships in operation in 2013 as compared to 2012. Our sales revenue was negatively affected by approximately $4.7 million and $14.3 million of deferred revenue for the three and nine months ended September 30, 2013, respectively, as a result of offering our DriveCare® limited warranty as a separately priced product. We have historically included the DriveCare® limited warranty as part of the bundled retail price of each vehicle sold, recognizing revenue and costs related to the warranty at the time of the sale. Beginning in the fourth quarter of 2012, however, we began offering the DriveCare® limited warranty as a separately priced optional service contract in certain regions in which we operate. See also “—Cost of used vehicles sold” and "—Gross Margin" for further discussion on vehicle cost and deferred revenue.
Interest income
Interest income increased during the three and nine months ended September 30, 2013, compared to the same periods in 2012. This increase is primarily due to an increase in our average portfolio principal outstanding of $187.2 million and $160.3 million for the three and nine months ended September 30, 2013, respectively, compared to 2012. The increase in portfolio size was driven by the increase in sales volume and an increase in the average amount financed per loan origination. Partially offsetting the increase in average portfolio size was a decrease in average effective yield on our receivables period over period, as a result of a decrease in average APR of contracts originated. See also "—Originations" for further discussion.
Cost of used vehicles sold
Total cost of used vehicles sold increased for the three and nine months ended September 30, 2013, compared to 2012. The increase was due to an increase in the number of vehicles sold and an increase in the average acquisition cost per vehicle sold. Our cost of vehicles sold per unit increased primarily as a result of selling a lower mileage and newer model year vehicle in during these periods.
Gross margin
Gross margin as a percentage of sales revenue increased to 34.6% from 33.3% for the three months ended September 30, 2013 compared to 2012. Gross margin as a percentage of sales revenue decreased to 33.4% from 33.8% for the nine months ended September 30, 2013 compared to 2012. Overall gross margin was adversely impacted in 2013 as a result of the accounting effects related to offering our DriveCare® limited warranty as a separately priced product in certain regions in which we operate. Excluding the effects of unbundling the warranty, gross margin percentage would have been 36.9% and 33.3% for three months ended September 30, 2013 and 2012, and would have been 35.0% and 33.8% for nine months ended September 30, 2013. Gross margin was also affected by higher vehicle acquisition cost. As we experience wholesale pricing pressure, our ability to pass on costs to our customers is limited, because our customers are generally sensitive to down payment and monthly payment amounts and financing terms.
Provision for credit losses
Provision for credit losses increased for the three and nine months ended September 30, 2013, compared to 2012. The increase is primarily the result of an increase in the principal balance of loans outstanding as a result of increased sales volume, coupled with an increase in the allowance as a percent of principal.
Net charge-offs as a percent of average outstanding principal increased to 4.2% from 3.9% for the three months ended September 30, 2013 as compared to 2012, and increased to 11.1% from 9.6% for the nine months ended September 30, 2013 as compared to 2012. The increase in net charge-offs percentage is the result of an increase in gross charge-offs, coupled with a decrease in our recovery rate. Gross principal charged-off increased to 6.4% compared to 6.2% for the three months ended September 30, 2013 and 2012, and increased to 17.5% compared to 16.4% for the nine months ended September 30, 2013 and 2012 . Influencing gross loss rates were higher average principal charge-offs due in part to higher vehicle acquisition cost, which resulted in a higher amount financed and longer financing terms to maintain customer payment affordability, plus general economic conditions including unemployment and underemployment rates, and the latent impact of the disruption of our collection operations resulting from the terminated transaction for the sale of the Company in 2012. Recoveries as a percentage of principal charged-off decreased to 34.9% from 37.8% for the three months ended September 30, 2013 and 2012 and decreased to 36.3% from 41.1% for the nine months ended September 30, 2013 and 2012.

Tables of Contents

Beginning in the second quarter of 2012 and continuing throughout 2013, the wholesale market softened partially as a result of rising new vehicle sales, increasing the inventory of used vehicles from trade-ins, and an increase in supply of fleet vehicles as rental companies are retiring more vehicles.
Our allowance as a percent of principal outstanding increased from 15.7% at December 31, 2012 to 16.2% at September 30, 2013. The increase in the allowance rate is due to an increase in gross charge-off expectations as a result of an increase in average term and an expectation that recovery values will decline in 2013 and 2014.
Portfolio debt interest expense
Total portfolio debt interest expense decreased slightly for the three and nine months ended September 30, 2013, compared to the same periods in 2012. These decreases in expense are the result of the decrease in the overall cost of funds of our portfolio debt, partially offset by an increase in the average outstanding balance of portfolio debt period over period. Our portfolio debt cost of funds decreased to 3.6% for the nine months ended September 30, 2013 compared to 4.5% in 2012. The decrease in our costs of funds is attributable to lower borrowing costs of our recent securitizations, bank term financing, and warehouse facilities.
Non-portfolio debt interest expense
Total non-portfolio debt interest expense increased for the three and nine months ended September 30, 2013, compared to the same periods in 2012. These increases were primarily attributed to increased borrowings on our inventory facility as a result of an increase in our vehicle inventory. As a result, the average balance outstanding of non-portfolio debt increased to $135.0 million from $99.2 million for the three months ended September 30, 2013 and 2012 and increased to $128.9 million from $96.5 million for the nine months ended September 30, 2013 and 2012.
Senior Secured Debt Interest Expense
Senior Secured debt interest expense increased for the three and nine months ended September 30, 2013, compared to the same periods in 2012. These increases are due to the the additional $50.0 million of Senior Secured Notes issued in May 2013.
Selling and marketing expense
Selling and marketing expenses increased for the three and nine months ended September 30, 2013, compared to the same periods in 2012. These increases are due primarily to our geographic expansion into new markets.
General and administrative expense
General and administrative expenses increased for the three and nine months ended September 30, 2013 compared to 2012, primarily as a result of an increase in operating lease expense related to the increased number of dealerships in operation year over year, a corresponding increase in salaries and wages as we increased the number of employees in conjunction with our overall expansion and an increase in the operation expenses related to our online initiative through Carvana.
Depreciation expense
Depreciation expense increased for the three and nine months ended September 30, 2013 compared to 2012. This increase was primarily the result of an increase in capital expenditures associated with the expansion of our dealership base and information technology infrastructure.

Tables of Contents

Net income
The following table sets forth net income adjusted for factors affecting comparability:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	($ In thousands)
Net Income	$4,240	$4,396	$43,134	$66,517
Change in Deferred Income (1)	4,683	—	14,306	—
Adjusted Net Income	$8,923	$4,396	$57,440	$66,517
(1)    Deferred income is the net economic benefit of estimated deferred revenue and expense related to our accrued service contracts.
Net income remained consistent for the three months ended September 30, 2013, and decreased $23.4 million for the nine months ended September 30, 2013 as compared to 2012. We attribute the decrease in net income for the nine months ending 2013 primarily to (i) higher net charge-offs related to loan performance and lower recovery rates on repossessed vehicles, (ii) higher retail operating expenses from new dealership openings since the second half of 2012; and (iii) the effects of deferred service contract income in regions where we recently began offering our limited warranty as a separately priced service contract.
Excluding the effects of deferred service contract income, adjusted net income for the three months ended September 30, 2013 was $8.9 million, a $4.5 million increase compared to the same period in 2012. Adjusted net income for the nine months ended September 30, 2013 was $57.4 million, a $9.1 million decrease from 2012.
Originations
The following table sets forth information regarding our originations for the periods indicated:

	Three Months Ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
	($ In thousands except per loan data)
Amount originated*	$276,893	$228,890	$48,003	$867,165	$749,268	$117,897
Number of loans originated	17,313	14,838	2,475	54,206	48,650	5,556
Average amount financed per origination	$15,993	$15,412	$581	$15,998	$15,494	$504
Average APR originated	19.4%	20.3%	(0.9)%	19.7%	20.3%	(0.6)%
Average term (in months)	64.5	56.7	7.8	64.2	57.3	6.9
Average down payment per origination	$835	$826	$9	$1,009	$1,032	$(23)
Average down payment as a percent of amount financed	5.2%	5.4%	(0.2)%	6.3%	6.7%	(0.4)%
Percentage of sales revenue financed (1)	99.5%	100.5%	(1.0)%	99.6%	99.1%	0.5%
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
The principal amount of loans we originated increased for both the three and nine months ended September 30, 2013 compared to 2012. These increases are due to an increase in the number of used vehicles sold and an increase in the average amount financed per loan originated as a direct result of an increase in the average sales price per vehicle sold. Average APR of loans originated decreased and average term increased as a result of our overall interest rate and financing/underwriting strategy, which is designed to optimize affordability for our customers, while considering the effects of retail costs, vehicle pricing and loan performance. The change in the percentage of sales revenue financed is primarily a result of a lower average down payment combined with a higher average sales price, coupled with the effects of customers financing the cost of the DriveCare® warranty in regions where we offer the warranty as a separately priced service contract.

Tables of Contents

Receivables portfolio
The following table shows the characteristics of our finance receivables portfolio for the periods indicated:

	Three and nine months ended September 30,
	2013	2012	Change
	($ In thousands except per loan data)
Average remaining principal per loan, end of period	$12,224	$11,111	$1,113
Weighted Average APR of contracts outstanding	20.0%	20.5%	(0.5)%
Average age per loan (in months)	13.4	14.1	(0.7)

Delinquencies:
Delinquencies 1-30 days	30.6%	31.1%	(0.5)%
Delinquencies 31-60 days	8.7%	8.0%	0.7%
Delinquencies 61-90 days	4.3%	4.2%	0.1%
Delinquencies 91-120 days	1.5%	0.4%	1.1%
Total Past Due	45.1%	43.7%	1.4%
Delinquencies
As a percentage of total outstanding loan principal balances, delinquencies over 30 days increased year over year, however, delinquencies 1-30 days decreased compared to the prior year. The increase in delinquencies greater than 30 days is the result of our change in collection strategy for early delinquencies aimed to improve customer experience while reducing cost of servicing and centralization of collection efforts for early delinquencies, which includes the use of off-shore services. As a result of the terminated transaction for the sale of the Company in 2012, turnover of collections personnel increased, we enacted a collections hiring freeze, and we experienced a general disruption of our collections operations, all which adversely impacted delinquencies. We also closed our regional collection centers in Orlando, Florida, and Richmond, Virginia, which temporarily impacted delinquencies. Since the termination of the transaction and closure of our regional facilities, we have taken steps to increase collections personnel and supplement our closed regional centers, returning to our normal staffing levels. The increase in delinquencies greater than 90 days compared to prior years is primarily due to changes we have made to expand our charge off policy to 120 days for certain qualifying accounts.
Results of Operations - GO Financial
GO Financial began operations in December 2011. The first quarter of 2012 was GO's first quarter of operations, which was the primary driver of the variances period over period. The following table sets forth our results of operations for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
	(In thousands)
Revenue:
Dealer Finance Income	$4,496	$663	$3,833	$10,899	$1,197	$9,702
Other Income	287	94	193	1,606	183	1,423
Total Revenue	$4,783	$757	$4,026	$12,505	$1,380	$11,125
Costs and Expenses:
Interest Expense	$1,137	$—	$1,137	$2,721	$—	$2,721
Provision for Credit Losses	1,115	—	1,115	2,003	—	2,003
Selling and Marketing	15	21	(6)	59	114	(55)
General and Administrative	4,052	544	3,508	8,529	2,958	5,571
Depreciation Expense	157	117	40	433	294	139
Total Costs and Expenses	$6,476	$682	$5,794	$13,745	$3,366	$10,379
Income (Loss) before Income Taxes	$(1,693)	$75	$(1,768)	$(1,240)	$(1,986)	$746

Tables of Contents

Dealer finance and other income
Dealer finance and other income represents the finance income recognized on our dealer finance receivable portfolio and income recognized on other ancillary products offered by GO. Our average portfolio of dealer finance receivables for the three and nine months ended September 30, 2013 was $99.0 million and $73.4 million, respectively. We had 481 active dealers participating in our indirect lending program at September 30, 2013. Other income consists of income from GPS devices and service contracts offered by GO dealer participants to their customers at time of originating an installment sale contract.
Operating Expenses
GO's total operating expenses for the three and nine months ended September 30, 2013 increased compared to the same periods in 2012. The primary components leading to the increase in operating expenses are an increase in interest expense and an increase in salaries, wages, and other employee expenses combined with an increase in servicing fees. Interest expense increased related to intercompany financing from GO's parent, DTAC, in 2013. Salaries and wages increased due to the increase in headcount related to GO's growth. Servicing fees increased as a result of an increase in the volume of loans being serviced by DTCC.
The following table summarizes information related to the GO portfolio of dealer finance receivables, originations, collections, portfolio performance, and other key operating metrics:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	($ In thousands, except per contract information)
Originations:
Total dealer advance funded	$24,203	$13,352	$89,273	$25,602
Number of contracts funded	2,847	1,617	11,152	3,048
Average amount advanced per contract	$8,501	$8,257	$8,005	$8,400
Average Advance Rate	73.0%	75.0%	73.0%	75.0%
Dealers:
Total Number of Dealers	481	169	481	169

Liquidity and Capital Resources
General
We require capital to provide financing to our customers, finance dealer advances through GO, purchase vehicle inventory, fund capital improvements to open new dealerships and reconditioning facilities, and fund general corporate purposes, including the purchase of property and equipment and to fund operations.
We historically have funded our capital requirements through operating cash flow, portfolio warehouse facilities, securitizations, bank term financings, residual financing, inventory and other revolving debt facilities, real estate mortgage financing, operating leases, and other notes payable (including senior secured notes, junior secured notes, senior unsecured notes, and subordinated notes).
Recent financing and cash flow transactions
In September 2013 we completed the 2013-2 securitization transaction by issuing $231.9 million of asset-backed securities.

Tables of Contents

Liquidity
The following is a summary of total available liquidity, consisting of unrestricted cash and current availability under our portfolio warehouse and inventory facilities for the periods indicated:

	September 30, 2013	December 31, 2012	September 30, 2012
	(In thousands)
Liquidity
Unrestricted Cash	$29,046	$26,480	$24,802
Portfolio Warehouse Facilities	181,782	54,185	218,957
Term Residual Facility	—	9,058	—
Inventory Facility	8,679	48,679	14,103
Total Liquidity	$219,507	$138,402	$257,862
The following table presents a summary of our access to liquidity under our portfolio warehouse facilities and our inventory facility based on collateral pledged as of September 30, 2013:

Components of Liquidity	Facility Amount	Amount Drawn	Unused Facility Amount	Borrowing Base	Amount Drawn	Total Availability
	(In thousands)
Deutsche Bank Warehouse Facility	$150,000	$23,000	$127,000	$43,229	$23,000	$20,229	(1)
Wells Fargo Warehouse Facility	150,000	19,000	131,000	32,275	19,000	13,275	(2)
RBS Warehouse Facility	125,000	12,000	113,000	32,607	12,000	20,607	(3)
DTAC Receivables	N/A	N/A	N/A	97,671	N/A	97,671	(4)
GO Receivables	N/A	N/A	N/A	30,000	N/A	30,000	(5)
Total Portfolio Warehouse Facilities	$425,000	$54,000	$371,000	$235,782	$54,000	$181,782
Term Residual Facility	100,000	100,000	—	100,000	100,000	—
Inventory Facility	130,000	121,321	8,679	130,000	121,321	8,679
	$655,000	$275,321	$379,679	$465,782	$275,321	190,461
Unrestricted Cash						29,046
Total Cash and Availability						$219,507

(1)	Excludes $4.0 million of warehouse cash collections per borrowing base definition.

(2)	Excludes $3.7 million of warehouse cash collections per borrowing base definition.

(3)	Assumes collection and reserve amounts on deposit of $3.7 million are used to paydown amount drawn.

(4)
Includes $158.0 million of unpledged qualifying receivables that can be pledged immediately and bring total borrowing to our maximum capacity. The borrowing base is the lesser of total eligible collateral multiplied by the applicable advance rate and the facility amount.

(5)
Includes $128.7 million of unpledged qualifying receivables that can be pledged immediately and bring total borrowing to our maximum capacity. The borrowing base is the lesser of total eligible collateral multiplied by the applicable advance rate and the facility amount.

Tables of Contents

Changes in liquidity
Changes in liquidity are affected by increases and decreases to our operating cash flow, changes in advance rates on our portfolio warehouse facilities, capacity of our portfolio warehouse and inventory facilities, portfolio term financings, issuance of senior notes and changes in other notes payable. The following is a summary of changes in liquidity for each period presented:

	Nine months ended September 30, 2013
	2013	2012
	(In thousands)
Liquidity, Beginning of Period	$138,402	$230,267
Net Increase/(Decrease) in Cash and Cash Equivalents	2,566	(1,128)
Increase in Portfolio Warehouse Availability	127,597	70,120
(Decrease) in Term Residual Facility Availability	(9,058)	—
(Decrease) in Inventory Facility Availability	(40,000)	(41,397)
Net Increase/(Decrease) in Liquidity	$81,105	$27,595

Liquidity, End of Period	$219,507	$257,862
     Liquidity for the nine months ended September 30, 2013 increased $81.1 million as a result of an increase in the advance rate on the RBS facility, completion of the 2013-1 and 2013-2 securitizations, issuance of $50.0 million in additional Senior Secured Notes, obtaining eligibility on GO receivables as collateral under certain facilities and drawing $75 million from the term residual facility. These increases were partially offset by a seasonal size decrease in our inventory facility. Liquidity for the nine months ended September 30, 2012 increased $27.6 million as a result of an increase in the operating cash flow used to pay down our warehouse facilities, which was partially offset by a decrease in the inventory facility availability due to inventory levels exceeding the current inventory facility size.
Cash flows
Operating activities
For the nine months ended September 30, 2013, net cash used in operating activities was $72.3 million, compared to cash provided of $28.1 million for the same period in 2012. The decrease in cash from operating activities was a result of lower net income, an increase in originations and a smaller increase in operational liabilities in 2013 compared to 2012. These decreases were partially offset by a higher provision for credit losses and an increase in deferred revenue compared to the same period in 2012.
Investing activities
For the nine months ended September 30, 2013, net cash used in investing activities was $106.6 million compared to $37.9 million for the same period in 2012. This increase was primarily the result of an increase in dealer finance receivable originations over portfolio run-off for GO, combined with an increase in funds used to acquire and improve facilities as compared to 2012.
Financing activities
For the nine months ended September 30, 2013, net cash provided by financing activities was $181.4 million, compared to a use of $8.7 million in the nine months ended September 30, 2012. This change in cash flows was primarily the result of $75.0 million draw on our term residual facility and a $30.0 million draw on our revolving inventory facility and the issuance of $50.0 million in additional Senior Secured Notes. These transactions were partially offset by an increase in the repayment of portfolio term facilities, smaller securitization issuances and a reduction in dividends compared to 2012 and an increase in restricted cash as compared to 2012.
Senior Secured Notes Collateral
Our Senior Secured Notes require us to maintain a minimum collateral coverage ratio of 1.5x the aggregate principal amount of outstanding Senior Secured Notes. The following is the calculation of the collateral coverage ratio as of September 30, 2013. This calculation is not meant to portray a GAAP summary of collateral but rather a summary of collateral as it resides legally within the Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Co-Issuers of the Senior Secured Notes.

Tables of Contents

	As of September 30, 2013
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Co-Issuers	Total
	(In thousands)
Collateral Amounts:
Net Receivables Value (1)	$—	$132,940	$263,429	$396,369
Net Inventory Value (2)	78,103	—	—	78,103
Cash Equivalents (3)	—	—	—	—
Total Collateral Amount	$78,103	$132,940	$263,429	$474,472
12.625% Senior Secured Notes				250,000
Collateral Coverage Ratio				1.9x

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
Impact of New Accounting Pronouncements
For a discussion of recent accounting pronouncements applicable to us, see Note 14 - Recent Accounting Pronouncements, to our condensed consolidated financial statements included in Item 1 of this report.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements other than operating leases (see below) that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
We lease the majority of our dealership and reconditioning facilities under operating leases. See Note 11 - Commitments and Contingencies-Lease commitments to our condensed consolidated financial statements included in Item 1 of this report.

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
The used vehicle market has experienced appreciation in used vehicle wholesale prices over the past couple of years. The appreciation resulted, in part, from a reduced supply of used vehicles in the market due to a decline in new car industry sales coupled with a decrease in used vehicle trade-in activity compared with pre-recession levels. Higher wholesale values increased our vehicle acquisition and related costs. In addition, we increased the age and mileage of vehicles we sell in order to maintain affordability for the customer. These increased costs led to an increase in our average selling price for used vehicles; however, we chose to pass only a portion of these costs to our customers in order to maintain affordability for our customers. Higher wholesale values also improved our recovery values as a percentage of principal charged-off.

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

Tables of Contents

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
EBITDA represents net income (loss) before income tax expense, total interest expense (secured and unsecured) and depreciation expense. Adjusted EBITDA represents EBITDA plus store closing costs, sales tax refund adjustments, restricted stock compensation expense and the effect of deferred revenue related to service contract unbundling.
In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does reflect:

•	cash expenditures for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital requirements;

•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	the cost or cash required to replace assets that are being depreciated or amortized; and

•	the impact on our reported results of earnings or charges resulting from items accounted for in the GAAP measure from which EBITDA and Adjusted EBITDA is derived.
The following table presents data relating to EBITDA and Adjusted EBITDA, which are non-GAAP measures, for the periods indicated:

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income:	$4,240	$4,396	$43,134	$66,517
Plus EBITDA adjustments:
Income tax expense / (benefit)	(69)	371	543	1,030
Total interest expense	20,211	18,808	57,860	55,073
Depreciation expense	6,429	5,091	17,734	15,061
EBITDA	$30,811	$28,666	$119,271	$137,681
Sales tax refund adjustments (2)	(193)	(836)	(580)	(2,396)
Restricted stock compensation expense (3)	310	310	930	1,239
Deferred revenue adjustments (4)	4,683	—	14,306	—
Adjusted EBITDA	$35,611	$28,140	$133,927	$136,524

(1)	Store closing costs represent ongoing costs to close stores in 2008 and 2009 related to downsizing (and do not include stores closed in the normal course of business).

(2)	Represents non-cash adjustments to sales tax refunds related to loans charged-off in prior periods.

(3)	Represents compensation expense related to a restricted stock agreement between the Company and Mr. Fidel.

(4)	Represents the accounting effect of deferring income related to the sale of separately priced service contracts.

Tables of Contents

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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
Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Tables of Contents

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
The description of our material pending legal proceedings is set forth in Note 11 - Commitments and Contingencies to our condensed consolidated financial statements included in Item 1 of this report and is incorporated herein by reference.

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

3.1.10	Certificate of Formation of Driver’s Seat, LLC*

3.2.1
By-laws of Ugly Duckling Corporation (former name of DriveTime Automotive Group, Inc.) (incorporated by reference to Exhibit 3.2.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.2	Bylaws of DriveTime Acceptance Corporation (former name of DT Acceptance Corporation) (incorporated by reference to Exhibit 3.2.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.3	Operating Agreement of DriveTime Car Sales Company, LLC (incorporated by reference to Exhibit 3.2.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.4	Operating Agreement of DriveTime Sales and Finance Company, LLC (incorporated by reference to Exhibit 3.2.4 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.5	Operating Agreement of DT Credit Company, LLC (incorporated by reference to Exhibit 3.2.5 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.6	Operating Agreement of DT Jet Leasing, LLC (incorporated by reference to Exhibit 3.2.6 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.7	Operating Agreement of DriveTime Ohio Company, LLC (incorporated by reference to Exhibit 3.2.7 to our Registration Statement on Form S-4 filed on May 31, 2013)

3.2.8	Operating Agreement of Carvana, LLC (incorporated by reference to Exhibit 3.2.8 to our Registration Statement on Form S-4 filed on May 31, 2013)

3.2.9	Operating Agreement of Go Financial Company LLC (former name of GFC Lending LLC) (incorporated by reference to Exhibit 3.2.9 to our Registration Statement on Form S-4 filed on May 31, 2013)
'
3.2.10	Operating Agreement of Driver’s Seat, LLC*

Tables of Contents

Exhibit #	Description of Document

4.1.1
Indenture governing 12.625% Senior Secured Notes due 2017, including the form of 12.625% Senior Secured Notes due 2017, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC and Wells Fargo Bank, National Association, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.1.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.1.2
First Supplemental Indenture governing 12.625% Senior Secured Notes due 2017, dated as of September 20, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Approval Services Company, LLC and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.1.3
Second Supplemental Indenture, dated as of August 16, 2011, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association and Go Financial Company LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 22, 2011)

4.1.4
Third Supplemental Indenture, dated as of October 6, 2011, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association and DriveTime Ohio Company, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 13, 2011)

4.1.5
Fourth Supplemental Indenture, dated as of March 30, 2012, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association, as Trustee and Collateral Agent and Carvana, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 5, 2012)

4.1.6
Fifth Supplemental Indenture, dated as of May 21, 2013, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 28, 2013)

4.1.7
Sixth Supplemental Indenture, dated September 27, 2013, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association, as Trustee and Collateral Agent and Driver’s Seat, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 3, 2013)

4.2.1
Security Agreement dated as of June 4, 2010, among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1.3 to our Registration Statement on Form S-4/A filed on February 2, 2011)†

4.2.2
Supplement No. 1 dated as of October 28, 2011 to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association or the Secured Parties (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 3, 2011)

4.2.3
Supplement No. 2, dated as of March 30, 2012 to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC and Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 5, 2012)

4.2.4
Supplement No. 3, dated September 27, 2013, to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC and Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on October 3, 2013)

4.3
Pledge Agreement dated as of June 4, 2010, between DT Acceptance Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1.4 to our Registration Statement on Form S-4/A filed on February 2, 2011)†

4.4
Pledge Letter dated as of August 2, 2010, amending the Pledge Agreement dated as of June 4, 2010 (incorporated by reference to Exhibit 4.1.5 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.5
Intercreditor Agreement, dated as of June 4, 2010, among Santander Consumer USA Inc. and Manheim Automotive Financial Services, Inc., Wells Fargo Bank, National Association, and as Trustee for the Holders (as defined therein), DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, and DT Acceptance Corporation, and each of the other Loan Parties party thereto (incorporated by reference to Exhibit 4.1.6 to our Registration Statement on Form S-4/A filed on February 2, 2011)

Tables of Contents

Exhibit #	Description of Document
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

4.9	Pledge Letter dated as of May 1, 2013, amending the Pledge Agreement dated as of June 4, 2010. (incorporated by reference to Exhibit 4.9 to our Quarterly Report on Form N-Q filed on August 9, 2013)

10.1
Joinder Agreement, dated September 27, 2013, among Driver’s Seat, LLC, DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DriveTime Ohio Company, LLC and Wells Fargo Bank, N.A., a national banking association, as the lead lender, and as the agent for the lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2013)

10.2
Amendment No. 8, dated September 30, 2013, to the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, as Backup Servicer, Paying Agent and Securities Intermediary, the commercial paper conduits from time to time party thereto, the financial institutions from time to time party thereto, and The Royal Bank of Scotland plc, as Program Agent for the Conduit Lenders and Committed Lenders (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 3, 2013)

10.3
Amendment No. 3, dated October 2, 2013, to the Loan and Servicing Agreement, dated as of December 28, 2011, by and among DT Warehouse, DTCC, Wells Fargo Bank, National Association, as Backup Servicer, Paying Agent and Securities Intermediary, the commercial paper conduits from time to time party thereto, the financial institutions from time to time party thereto, and Deutsche Bank AG, New York Branch, as Program Agent for the Conduit Lenders and Committed Lenders (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 3, 2013)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

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

DRIVETIME AUTOMOTIVE GROUP, INC.

Date: November 13, 2013	By:	/s/ Mark G. Sauder
Name: Mark G. Sauder
Title: Chief Financial Officer & Executive VP