Form 10-K/A
period 2012-12-31
DRIVETIME AUTOMOTIVE GROUP INC
filed 2013-11-26
CIK 1012704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-K/A
(Amendment No. 1)
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
_______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On June 28, 2013 (the last business day of the registrant's most recent completed second fiscal quarter), none of the voting stock of the registrant was held by non-affiliates.
The total number of shares of common stock outstanding as of November 13, 2013, was 101.7696

EXPLANATORY NOTE
Drivetime Automotive Group, Inc.. (the “Company”) filed its Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2013. The Company is filing this Amendment No. 1 to the 2012 Form 10-K (the “Form 10-K/A”) to provide additional information required by Part II, Item 9A of Form 10-K.
This Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Parts I, II, III or IV of the original 2012 Form 10-K, other than to update information provided in the Exhibit List under Part IV, Item 15(a)(3) to reflect new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as Exhibits to this Form 10-K/A as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
The complete text of Item 9A of Part II and Item 15 of Part IV, each as amended and restated, is included in this Form 10-K/A. Except for the foregoing amended and restated information, this Form 10-K/A does not amend, update or change any other information presented in the original 2012 Form 10-K.
Unless otherwise indicated herein, references to the terms “DriveTime,” the “Company,” “we,” “our” and “us” refer to DriveTime Automotive Group, Inc. and its subsidiaries as a consolidated entity.
Part II
Item 9A. Controls and Procedures
Evaluation of Internal & Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our internal controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012, to ensure that the information required to be disclosed by us in the reports that we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2012, the end of the period covered by this annual report.
We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.
Management's Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures designed to (i) maintain records, in reasonable detail, that accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are made in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. In designing and evaluating internal controls and procedures over financial reporting, management recognizes that such controls and procedures, no matter how well designed and operated, are inherently limited, may not prevent or detect misstatements, and can provide only reasonable assurance of achieving the desired control objectives. No evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures are effective as of December 31, 2012, the end of the period covered by this annual report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)(2) Financial Statements.
All financial statement schedules have been omitted because they are not applicable.
(3)     Exhibits.
The Exhibit Index and required Exhibits immediately following the Signatures to this Form 10-K/A are filed as part of, or hereby incorporated by reference into, this Form 10-K/A, as required by Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 26, 2013.

DRIVETIME AUTOMOTIVE GROUP, INC.

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

Exhibit No.	Description of Document
4.2.1
Security Agreement dated as of June 4, 2010, among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1.3 to our Registration Statement on Form S-4/A filed on February 2, 2011)†

4.2.2
Supplement No. 1 dated as of October 28, 2011 to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association or the Secured Parties (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 3, 2011)

4.2.3
Supplement No. 2, dated as of March 30, 2012 to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC and Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 5, 2012)

4.3
Pledge Agreement dated as of June 4, 2010, between DT Acceptance Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1.4 to our Registration Statement on Form S-4/A filed on February 2, 2011)†

4.4
Pledge Letter dated as of August 2, 2010, amending the Pledge Agreement dated as of June 4, 2010. (incorporated by reference to Exhibit 4.1.5 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.5
Intercreditor Agreement, dated as of June 4, 2010, among Santander Consumer USA Inc. and Manheim Automotive Financial Services, Inc., Wells Fargo Bank, National Association and as Trustee for the Holders (as defined therein), DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, and DT Acceptance Corporation, and each of the other Loan Parties party thereto (incorporated by reference to Exhibit 4.1.6 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.6
Registration Rights Agreement, dated June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Jefferies & Company, Inc., RBS Securities Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.7
Registration Rights Agreement, dated June 6, 2011, by and among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Approval Services Company, LLC and RBS Securities Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 10, 2011)

10.1	DriveTime Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)+

10.2.1
Executive Bonus Agreement, dated as of July 13, 2005, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Mark Sauder (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)+

10.2.2
First Amendment to Executive Bonus Agreement, dated as of January 1, 2009, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Mark Sauder (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)+

10.3.1
Executive Bonus Agreement, dated as of July 13, 2005, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Al Appelman (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-4/A filed on October 19, 2010)+

10.3.2
First Amendment to Executive Bonus Agreement, dated as of January 1, 2009, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Al Appelman (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-4/A filed on October 19, 2010)+

10.3.3
Settlement Agreement, dated November 29, 2012, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Al Appelman (incorporated by reference to Exhibit 10.3.3 to our Annual Report on Form 10-K filed on March 29, 2013)+

10.4.1
Executive Bonus Agreement, dated as of July 13, 2005, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Jon Ehlinger (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4/A filed on October 19, 2010)+

Exhibit No.	Description of Document
10.4.2
First Amendment to Executive Bonus Agreement, dated as of January 1, 2009, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, and Jon Ehlinger (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-4/A filed on October 19, 2010)+

10.5
Form of Director and Officer Indemnity Agreement for directors and officers of DriveTime Automotive Group, Inc. (incorporated by reference to Exhibit 10.8.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

10.6
Form of Director and Officer Indemnity Agreement for directors and officers of DT Acceptance Corporation (incorporated by reference to Exhibit 10.8.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

10.7.1
Loan and Servicing Agreement, dated as of July 23, 2010, by and among DT Warehouse IV, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, The Royal Bank of Scotland PLC, and other parties named therein (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-4/A filed on April 27, 2011)†

10.7.2
Amendment No. 1 to Loan and Servicing Agreement, dated May 13, 2011, amending the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, DT Credit Company, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, and other parties named therein (incorporated by reference to Exhibit 10.11.2 to our Registration Statement on Form S-4 filed on June 27, 2011)

10.7.3
Amendment No. 2 to Loan and Servicing Agreement, dated as of September 19, 2011, amending the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, DT Credit Company, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, and other parties named therein (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q file on November 14, 2011)†

10.7.4
Amendment No. 3 to Loan and Servicing Agreement, dated December 28, 2011, amending the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, DT Credit Company, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, and other parties named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 30, 2011)

10.7.5
Amendment No. 4 to Loan and Servicing Agreement, dated March 15, 2012, amending the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, DT Credit Company, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, and other parties named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 21, 2012)

10.8.1
Loan and Servicing Agreement, dated as of April 1, 2010, by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.12.1 to our Registration Statement on Form S-4/A filed on April 27, 2011)†

10.8.2
Amendment No. 1, dated as of July 28, 2010, to Loan and Servicing Agreement dated as of April 1, 2010 by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.12.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

10.8.3
Amendment No. 2, dated as of March 31, 2011, to Loan and Servicing Agreement dated as of April 1, 2010 by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.12.3 to our Registration Statement on Form S-4/A filed on April 7, 2011)

10.8.4
Amendment No. 3, dated as of April 10, 2011, to Loan and Servicing Agreement dated as of April 1, 2010 by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.12.4 to our Registration Statement on Form S-4/A filed on April 22, 2011)

10.8.5
Amendment No. 4, dated April 15, 2011, to Loan and Servicing Agreement dated as of April 1, 2010 by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.12.5 to our Registration Statement on Form S-4/A filed on April 22, 2011)

10.8.6
Amendment No. 5, dated as of September 19, 2011, to Loan and Servicing Agreement, dated as of April 1, 2010 by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 14, 2011)†

Exhibit No.	Description of Document
10.8.7
Amendment No. 6, dated December 28, 2011, to the Loan and Servicing Agreement dated as of April 1, 2010 by and among DT Warehouse III, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, UBS Real Estate Securities Inc., and the other parties named therein (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 30, 2011)

10.9.1
Fourth Amended and Restated Loan and Security Agreement, dated as of October 28, 2011, by and among DriveTime Automotive Group, Inc. DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DriveTime Ohio Company, LLC, and Wells Fargo Bank, N.A, Santander Consumer USA Inc., and Manheim Automotive Financial Services, Inc. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 14, 2011)†

10.9.2
Joinder Agreement, dated as of March 30, 2012, by and among Carvana, LLC, Drivetime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DriveTime Ohio Company, LLC and Wells Fargo Bank, N.A., to the Fourth Amended and Restated Loan and Security Agreement, dated as of October 29, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2012)

10.9.3
Guaranty and Security Agreement, dated as of October 28, 2011, by and among DT Acceptance Corporation, GFC Lending, LLC (f/k/a Go Financial Company, LLC), DT Credit Company, LLC, DT Jet Leasing, LLC, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 14, 2011)

10.10.1
Loan and Servicing Agreement, dated as of May 10, 2010, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Santander Consumer USA Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13.1 to our Registration Statement on Form S-4/A filed on April 27, 2011)†

10.10.2
Amendment No. 1, dated as of June 15, 2010, to Loan and Servicing Agreement, dated May 10, 2010, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Santander Consumer USA Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

10.10.3
Amendment No. 2, dated as of July 23, 2010, to Loan and Servicing Agreement, dated as of May 10, 2010, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Santander Consumer USA Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)

10.10.4
Amendment No. 3, dated as of September 26, 2011, to Loan and Servicing Agreement, dated as of May 10, 2010, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Santander Consumer USA Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 14, 2011)†

10.10.5
Amendment No. 4, dated December 28, 2011, to Loan and Servicing Agreement, dated May 10, 2010, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Santander Consumer USA Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 30, 2011)

10.10.6
Amended and Restated Loan and Servicing Agreement, dated December 31, 2012, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Santander Consumer USA Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.10.6 to our Annual Report on Form 10-K filed on March 29, 2013)††

10.11.1
Third Amended and Restated Loan and Servicing Agreement, dated as of July 23, 2010, by and among DT Warehouse, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch, and the other parties named therein (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-4/A filed on April 27, 2011)†

10.11.2
Amendment No. 1 to Third Amended and Restated Loan and Servicing Agreement, dated as of September 19, 2011, by and among DT Warehouse, LLC; DT Credit Company, LLC; Wells Fargo Bank National Association; Deutsche Bank AG, New York Branch; and Monterey Funding LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 14, 2011)†

10.12
Restricted Stock Agreement, dated as of December 28, 2010, by and between DriveTime Automotive Group, Inc. and Raymond C. Fidel (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-4/A filed on February 3, 2011)+

10.13
Restricted Stock Agreement, dated as of December 28, 2010, by and between DT Acceptance Corporation and Raymond C. Fidel (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-4/A filed on February 3, 2011)+

Exhibit No.	Description of Document
10.14
Shareholders’ Agreement, dated as of December 28, 2010, among DriveTime Automotive Group, Inc., Ernest C. Garcia II and Elizabeth Joanne Garcia, the Ernest C. Garcia III Multi-Generational Trust, the Brian Garcia Multi-Generational Trust, the Ernest Irrevocable 2004 Trust, and the Brian Irrevocable 2004 Trust, and Raymond C. Fidel (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-4/A filed on February 3, 2011)

10.15
Shareholders’ Agreement, dated as of December 28, 2010, among DT Acceptance Corporation, Ernest C. Garcia II and Elizabeth Joanne Garcia, the Ernest C. Garcia III Multi-Generational Trust, the Brian Garcia Multi-Generational Trust, the Ernest Irrevocable 2004 Trust, and the Brian Irrevocable 2004 Trust, and Raymond C. Fidel (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-4/A filed on February 3, 2011)

10.16.1
Loan and Servicing Agreement, dated December 28, 2011, by and among DT Warehouse, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch and the other partied listed therein (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on March 30, 2012)†

10.16.2
Amendment No. 1, dated August 31, 2012, to the Loan and Servicing Agreement, dated December 28, 2011, by and among DT Warehouse, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch and the other partied listed therein (incorporated by reference to Exhibit 10.1 to our Form 8-k filed on September 7, 2012)

10.16.3
Amendment No. 2, dated December 21, 2012, to Loan and Servicing Agreement dated December 28, 2011, by and among DT Warehouse, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch and the other partied listed therein (incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K filed on March 29, 2013)††

10.17
Loan and Security Agreement, dated December 23, 2011, by and among DT Warehouse V, LLC, DT Credit Company, LLC, Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, and Wells Fargo Bank, N.A (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on March 30, 2012)†

10.18
Master Loan Agreement, dated as of April 24, 2012, by and between DT-WF SPE I, LLC and Wells Fargo Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q file on August 10, 2012)†

10.19
Loan and Security Agreement, dated November 20, 2012, by and among DT Funding, LLC, DT Credit Company, LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed on March 29, 2013)††

21.1	Subsidiaries of the Registrants (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on March 29, 2013)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.1 to our Annual Report on Form 10-K filed as March 29, 2013)

Exhibit No.	Description of Document

101.	INS XBRL Instance Document (furnished as Exhibit 101 to our Annual Report on Form 10-K filed on March 29, 2013)

101.	SCH XBRL Taxonomy Extension Schema Document (furnished as Exhibit 101 to our Annual Report on Form 10-K filed on March 29, 2013)

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document (furnished as Exhibit 101 to our Annual Report on Form 10-K filed on March 29, 2013)

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document (furnished as Exhibit 101 to our Annual Report on Form 10-K filed on March 29, 2013)

101.	LAB XBRL Taxonomy Extension Label Linkbase Document (furnished as Exhibit 101 to our Annual Report on Form 10-K filed on March 29, 2013)

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document (furnished as Exhibit 101 to our Annual Report on Form 10-K filed on March 29, 2013)

*	Filed herewith.

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