Form 10-K
period 2013-12-31
DRIVETIME AUTOMOTIVE GROUP INC
filed 2014-03-25
CIK 1012704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-K
 _______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 333-188977
_______________________________________
DriveTime Automotive Group, Inc.
(Exact name of registrant as specified in its charter)
 _______________________________________

DELAWARE	86-0721358
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
_______________________________________

4020 East Indian School Road
Phoenix, Arizona 85018
(Address of Principal Executive Offices, Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On June 30, 2013, none of the voting stock of the registrant was held by non-affiliates.
The total number of shares of common stock outstanding as of December 31, 2013, was 101.7696

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
Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	access to the capital needed to finance our business;

•	our significant indebtedness and the related restrictive covenants imposed on us;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	the effect of interest rates on our profitability, cash flows and liquidity;

•	our focus on customers with subprime credit;

•	our failure to effectively manage our growth including through acquisitions, joint ventures, and new products and services, which may not be successful;

•	general economic conditions and their effect on automobile sales;

•	the highly competitive industry in which we operate;

•	our ability to source inventory in a cost-effective manner;

•	the effects of seasonal and product demand fluctuations on our operating results;

•	our reputation in the marketplace;

•	our failure to comply with the extensive governmental regulations applicable to us, the violation of which could cause our business to suffer;

•
the results of the ongoing investigation of us by the Consumer Financial Protection Bureau relating to our compliance with various consumer finance laws, and possible fines, repayments, or other sanctions resulting therefrom;

•	changes in laws, regulations, or policies; and

•	other factors discussed in “Item 1—Business,” “Item 1A—Risk Factors,” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Industry Data
We use industry and market data throughout this annual report, which we have obtained from market research, independent industry publications or other publicly available information. Our statement that we are the leading used vehicle retailer in the United States ("U.S.") with a primary focus on the sale and financing of quality vehicles in the subprime market is based on our review of the other top companies’ financial statements, industry publications and research data with respect to such other companies. Although we believe that each such source is reliable as of its respective date, the information contained in such sources has not been independently verified. While we are not aware of any misstatements regarding any industry and market data presented herein, such data is subject to change based on various factors, including those discussed in “Item 1A—Risk Factors.”

Part I
Item 1. Business
Unless otherwise indicated, the terms “DriveTime,” the “Company,” “we,” “our” and “us” refer to DriveTime Automotive Group, Inc. and its subsidiaries (including DT Acceptance Corporation and its subsidiaries) on a consolidated basis.
Company
DriveTime Automotive Group, Inc. ("DTAG") and DT Acceptance Corporation ("DTAC") (together referred to herein as “we,” “our,” “the Company,” and “us”), are sister companies operating collectively under common control, generally with DTAG directing our retail vehicle sales and operations and DTAC directing our financing and loan servicing operations. DTAG and DTAC are consolidated for financial reporting purposes.
Business Overview
DriveTime is the nation’s largest integrated used car retailer and subprime finance company. Our business model successfully integrates the acquisition, reconditioning and sale of quality used vehicles with financing for customers who are unable to obtain financing from traditional sources. This integrated model was developed over our 21 years of experience in sourcing quality vehicles, evaluating customer credit, loan servicing, and offering a full range of other related products and services to meet the needs of our customer base. We control all aspects of the integrated model, inclusive of site selection for dealerships, the types and quantity of vehicles we purchase, the reconditioning process, vehicles sales, pricing, financing terms, and the servicing of our loan and lease portfolios.
Over the past three years we have opened 34 new dealerships, 22 of which were in new designated marketing areas (“DMA’s”). As of December 31, 2013, we operated 110 dealerships, 20 reconditioning facilities and two loan servicing centers in 50 geographic regions across 20 states. For the year ended December 31, 2013, we sold and leased over 73,000 vehicles, we generated $1.4 billion of total revenue, $174.0 million of Recurring Adjusted EBITDA and originated $1.1 billion of finance receivables to end the year with a portfolio ("loan portfolio") of $1.9 billion.
Through our long history of providing vehicles and vehicle financing to the subprime credit market, we have developed sophisticated vehicle sourcing, supply chain and vehicle pricing systems, which are supplemented with predictable credit scoring models specific to our customer segment. Our credit scoring models and point of sale retail systems provide our customers with vehicle and financing options based on their income, down payment, desirability, and overall affordability. We believe our business model enables us to operate successfully in the underserved and highly fragmented subprime market, and provides a platform which allows us to strategically open new dealerships in new and existing markets throughout the United States.
The DriveTime Brand
The DriveTime brand represents transparency, value, customer loyalty and offers a unique and refreshing alternative to the typical used vehicle buying experience. Our brand has evolved over time into a customer centric dealership model featuring a comprehensive retail experience. We own, operate and control all of our dealerships and financing functions, which enables us to provide a unique buying experience for our customer segment and deliver quality used vehicles and financing solutions. We realize our customers face credit challenges, therefore, every aspect of the sales experience offers the options necessary to cater to the customers’ individual vehicular and financing needs.
We utilize television and online advertising programs depicting a simplified purchase process for all individuals, even those who have experienced difficulties in obtaining financing to purchase a vehicle from other dealers. Our current TV advertising strategy is a light hearted, family friendly campaign featuring the tag line “Save Yourself,” which focuses on the theme of being rescued from credit issues, saving time, and removing the stress of the car buying experience. Our advertising promotes multiple financing options for our customers including a traditional vehicle sale as well as a Cancel Anytime Lease™ program.
To promote a courteous, transparent and respectful brand, each of our dealership facilities has an aesthetically pleasing open floor plan, featuring bright colors, plenty of natural lighting, with many locations featuring vaulted ceilings. We believe our dealership design provides customers with a high degree of transparency throughout the buying experience, which is uncommon in the subprime market. Our dealerships are akin to new car franchise dealerships in presentation and appearance. Spacious floor plans are supplemented with an interactive workspace, no "back-office," customer lounge, and a child play area. Customers are guided through the retail process by our salaried sales personnel. All the company’s sales advisors are committed to enhancing the car buying experience by creating a no-pressure sales environment anchored by our no-haggle vehicle pricing.

Each of our dealerships features a wide selection of makes and models to satisfy the preferences and budgets of our customers. Our dealerships generally maintain an inventory of approximately 90 vehicles and offer a broad spectrum of brands. Over 75% of our inventory is comprised of vehicles from Chevrolet, Ford, Dodge, Chrysler, Toyota, Nissan, Pontiac, Hyundai and Kia. To a lesser extent, our inventory also features brands such as Jeep, Honda, Audi, BMW, Mercedes, Volvo and Infiniti. Vehicles range in age from two to seven years and mileage from 40,000 to 120,000 miles.
The customer experience at the dealerships is lead by college educated; retail experienced sales personnel. We provide a targeted training curriculum to our sales personnel at each level of the business. This curriculum provides a specific training path to develop and become certified in the business and leadership skills necessary to advance within our company. We also provide an accelerated management training course, which targets external candidates with multiple years of retail business experience, to whom we provide an accelerated course in how to run our business. These programs have helped us develop the talent necessary to fuel our growth and maintain the DriveTime customer experience.
DriveTime Operations
Our integrated business model is designed to facilitate an efficient business program, control costs and provide quality products and financing solutions for our customers. The integrated model includes the following:
➢ Dealership Site Selection
➢ Vehicle Acquisition
➢ Vehicle Reconditioning and Distribution
➢ Vehicle Sales, Financing and Cancel Anytime Lease™
➢ Loan Servicing
➢ After Sales Product Support
Our participation throughout the value chain, including vehicle acquisition, reconditioning, sales, financing and loan servicing, provides a platform for controlled growth and achievement of economic efficiencies to balance retail pricing and credit risk.
Dealership Site Selection. We employ a group of internal real estate and demographic professionals, who are responsible for identifying dealership and reconditioning center site locations, which best suit our needs. We segment the country by Designated Marketing Area (DMA) and rank DMA’s by total number of potential DriveTime customers within each DMA through our proprietary demographic model. Over time we maximize the number of stores per DMA based on the potential number of DriveTime Customers and the maximum capacity for each regions reconditioning center. In determining which market we want to enter, we take into consideration indicators such as the strength of surrounding dealerships, traffic counts, retail vacancy trends and median income level.
Vehicle Acquisition. For the year ended December 31, 2013, we purchased over 96,000 vehicles nationwide. Our primary source of vehicle inventory is derived from the nation’s largest used vehicle auctions. We also acquire vehicles through other sources including on-line purchases, daily rental agencies, and commercial fleets. Vehicles are purchased by an internal group of purchasing professionals (“buyers”) who we employ. Using our proprietary acquisition models and real-time data, we deliver weekly buy targets to our buyers based on current inventory levels, projected sales volumes, inventory turn times, and targeted vehicle pricing. Our centralized vehicle selection strategy takes into account many factors including the retail value, age of each vehicle, costs of acquisition, reconditioning, and delivering the vehicle for resale, total cost of ownership and affordability to the buyer, and vehicle desirability at each of our dealerships. Our supply chain analytics and centralized purchasing strategy are integrated with our distribution model to maintain an optimal mix of vehicle inventory at each dealership to balance the specific demand in each market.
Vehicle Reconditioning and Distribution. Prior to vehicles being transported from auction, a post-auction inspection is performed on each vehicle, in order to avoid purchasing vehicles that fail to meet our quality standards. Vehicles that pass the post auction inspection are transported to one of our regional reconditioning facilities, where we perform a comprehensive multi-point inspection and recondition the vehicles for safety and operability. The inspection process allows us to evaluate the extent of repairs required for each vehicle which aids in assessing vehicle profitability. Vehicles that fail inspection, or for which we discover unexpected mechanical issues during the reconditioning process, are returned to auction and not sold at our dealerships. We utilize our proprietary inventory management system to identify and monitor labor, parts and other costs associated with reconditioning each vehicle. Reconditioned vehicles are distributed to our dealerships based on real-time projected inventory turn times at each dealership.

Vehicle Sales, Financing and Cancel Anytime Lease™
Depending on a customers’ financing and credit history, we offer customers the ability to acquire a vehicle through an installment sales contract or a Cancel Anytime Lease™. Our sales process is designed to facilitate the delivery of a vehicle to a customer by providing information on sales programs, financing terms, financing options, payment options, and optional products such as VSC, GAP and GPS monitoring subscriptions, all which allow each customer to select the mix of products that most suits their individual needs. The sales process typically starts with customers visiting our website and setting an appointment with our sales associates at one of our 110 dealerships. Our inventory and inventory pricing are available on-line allowing customers to view and research vehicle inventory on all web enabled devices. Our internet call center is open 24/7 and staffed with knowledgeable personnel to answer customer questions, discuss financing, inquire about our ancillary product offerings and schedule their appointments. These features are available to increase customer awareness, provide customer education regarding our straightforward no-haggle sales approach and to differentiate us from our competitors within the used vehicle market. This approach is intended to provide peace of mind to our customers while dealing with sensitive credit issues.
During the fourth quarter of 2013 we launched our Driver's Seat Cancel Anytime Lease™ program (“Cancel Anytime Lease™”) throughout our network of dealerships. The lease program provides customers who are at the lower end of our credit spectrum, with an option to obtain a vehicle without the long term commitment associated with a traditional sale. With a low up-front cash requirement and affordable payment terms, customers that otherwise couldn’t qualify for a loan with us may qualify to lease a vehicle under this program.
Loan Servicing. We perform all loan servicing operations for our portfolio. This includes everything from centralized payment collections to the resale of repossessed vehicles at auction. We place a strong emphasis on employee training, customer service and regulatory compliance through systematic processes. Customers can make cash payments through an electronic payment network of over 16,000 locations nationwide and through a variety of traditional payment channels. We promote the use of the most cost effective payment avenues such as ACH and bill-pay, since we are sensitive to our customers cash needs. Our experienced collection staff utilizes our proprietary collection software, which we developed specifically for subprime auto loans. We use automated dialer and messaging systems to enhance collection efficiency and to monitor call volumes. We utilize our vehicle acquisition and sales expertise in representing our vehicles at auction in order to maximize the recovery value of repossessed vehicles.
After Sale Product Support. We provide all customers with a 30 day, 1,500 mile limited warranty (“DriveCare® Limited Warranty”) with the purchase of any vehicle as well as a 5 day, no questions asked, vehicle return policy. The 30 day warranty covers all labor and parts of the vehicle for major mechanical items and A/C and provides for reimbursement of specified costs for rental cars and towing/roadside assistance. Customers that lease a vehicle are provided with our extended service contract as a standard feature embedded into the lease contract. During 2013, we began offering DriveTime customers the DriveCare® Extended Vehicle Service Contract (VSC) as a separately priced, optional product.
DriveTime Ancillary Product Offerings
Background
Prior to 2013, the pricing of our vehicles included our 3 year/36,000 mile DriveCare® limited warranty as part of the bundled retail price of each vehicle sold. Over the course of 2013, we transitioned to an “unbundled” pricing model to make it easier for our customers to compare the value of vehicles at our dealerships to others in the marketplace. As a result of this transition, we now provide customers the option to purchase certain ancillary products such as extended vehicle service contracts (VSC), guaranteed asset protection (GAP) and GPS monitoring subscription (GPS) on an a la carte basis and no longer embed these ancillary products in the base price of the vehicle. By unbundling our service offerings, we believe we will drive incremental web traffic to our dealerships and increase overall volume of sales.
Products
DriveCare® Extended Vehicle Service Contract (VSC). VSC is as a separately priced, optional product for customers choosing to purchase a vehicle through us. The VSC includes either a 36 month/36,000 mile or 60 month/50,000 mile service contract which covers labor and parts of the vehicle for major mechanical items and A/C and provides for reimbursement of specified costs for rental cars and towing.
Guaranteed Asset Protection (GAP). GAP is also a separately priced, optional product for customers choosing to purchase a vehicle through us. GAP covers the difference between the actual cash value of a vehicle paid by the customer’s insurance and the balance owed on the financing of the vehicle.

GPS Monitoring Subscription (GPS). We offer a combination GPS monitoring subscription to our customers. In the event a customers’ vehicle is stolen, the GPS enables the provider and the police to locate the vehicle in a timely manner. The GPS monitoring subscription is a robust product that provides the customer with the ability to track the vehicle’s location, mileage and speed, create geo fences, as well as other monitoring features.  The customer is able to access their subscription and obtain their vehicle tracking data at any time through their mobile device and/or a web based portal.
Loan Servicing & Credit Scoring Models
We provide financing for substantially all vehicles we sell at our dealerships through retail installment sales contracts (“loans”).The foundation for underwriting these loans is our proprietary credit scoring models and our loan servicing platform. Our loan servicing objectives are structured to ensure regulatory compliance, while also delivering excellent customer service.
Subsequent to completing a sale, each loan is systematically boarded to our loan servicing and accounting system. Our proprietary collection system was developed specifically for subprime auto loans, providing the transparency and information necessary to produce a positive customer experience. We use a centralized collections approach using a combination of two larger domestic locations and two smaller offshore partners.
Our loan servicing platform is segmented into various stages of delinquency, which enables us to provide specialized training for each of our collection groups. We believe our servicing policies and procedures provide excellent customer service, compliance with regulatory guidelines, and maximum recovery of past due amounts. Early stage delinquent accounts generally receive reminder phone calls from our automated dialer using a prescribed timing element based on where each customer is located. We follow a pre-defined set of procedures within each delinquency stage in order to optimize our collection efforts, monitor our collector’s activities, and ensure compliance with regulatory standards.
Collectors focus their efforts on obtaining customer payments, educating customers on payment options and explaining their service contract (for vehicles in need of repair). All collector calls are recorded and are randomly selected for quality review with many calls monitored in a live environment. Calls are evaluated based on (i) Respect - listening to the customers and showing that we understand their situation; (ii) Transparency - empowering customers with information to help them be successful; and (iii) Options - being solution focused and helping to educate customers about different tools and programs available to them. Our quality control group provides visibility and transparency of our loan servicing personnel and provides us a platform to enhance collection strategies and the overall customer experience.
Consumer complaints are monitored and serviced by an independent internal group reporting directly to the executive team.  Complaints are originated via consumer direct, federal and state regulatory bodies, consumer rights organizations and consumer web sites. All complaints, regardless of source, are logged and tracked systemically. The team servicing complaints/concerns received are responsible for timely follow up and are empowered to provide satisfactory resolution for all parties. On a monthly basis complaints are discussed with senior leadership in an effort to improve business practices.
We have dedicated, and will continue to dedicate substantial resources to developing, maintaining, and updating our proprietary credit scoring models that are focused on predicting the credit risk of our customers. We have over twelve years of experience in developing credit scoring models that are more finely tuned to the nuances within the subprime auto segment. Many companies use FICO scores as a standard metric to assess the credit risk of customers. We believe our scoring models provides a substantial improvement over traditional FICO scores in rank-ordering the likelihood of credit risk default specifically within the subprime auto segment. Our scoring models utilize alternative data sources along with traditional credit bureau data to enhance the ability of further segmenting the credit risk levels of the subprime auto segment into different, but distinct categories. We believe our ability to quantify a customer's risk profile based upon historical data, breadth of data, and sophisticated modeling techniques, allows us to better predict loan performance, manage the blended quality of our portfolio of loans, and obtain more appropriate risk adjusted returns than relying on more generic predictors such as FICO scores.
Our centralized risk management group manages the credit mix of our loan portfolio on a company-wide basis. This group is also responsible for monitoring the origination and underwriting processes, providing underwriting training to the dealerships, monitoring loan servicing, and static-pool tracking of portfolio loss performance and profitability. The static-pool tracking of portfolio loss performance is also monitored by our internal credit grade. We actively monitor our portfolio performance and regularly analyze the grade mix of originations and the related financing terms provided to our customers, which are established centrally. We are able to closely monitor credit trends and make appropriate adjustments to both the grade mix and pricing of our originations, as our loans have a relatively short average outstanding life due to frequency of charge-off.
Other Business Ventures
Included within the DriveTime family of companies, are other business ventures which are either in the early stages of development, or are immaterial in nature to DriveTime as a whole.

Carvana. In January 2013, we launched Carvana. Carvana is a sales channel that enables a customer to buy a car, from click to delivery, 100% online over the internet. Carvana's target customer demographic is not specific to credit, and is geared to attract a broader credit spectrum and income classification than that of DriveTime. Carvana (www.Carvana.com) is a 360- degree, integrated used car buying experience that enables consumers to purchase used vehicles online through a highly efficient and transparent process. Initially launched in Georgia, Carvana has expanded regionally with plans to expand nationally. Carvana’s business and operations fully integrate all steps of the vehicle sales process, including: (a) vehicle search (b) vehicle tour and detail (c) credit scoring (d) customer financing (e) eContracting (f) verification of customer data (g) electronic down payment, and (h) vehicle delivery. In 2013 Carvana opened up the Carvana Vending Machine, a facility in midtown Atlanta, which allows our customers to pick up their vehicle using a confirmation code generated during the sales process. To a certain extent, Carvana will continue to utilize DriveTime's existing infrastructure, with customized aspects of each component of the DriveTime business process. The customization has, and will continue to add value to the DriveTime infrastructure, as Carvana continues to develop.
Inilex. In June 2013 we acquired a 51% controlling interest in Inilex. Inilex is a provider of GPS technology and telemetry solutions and is our provider of GPS devices installed on vehicle inventory and is the provider of our GPS monitoring subscription offered to our customers.
Go Auto Exchange. In the fourth quarter of 2013, we entered into a joint venture partnership (as a minority partner) with Manheim to form Go Auto Exchange, LLC, a new separate and independent wholesale auction company focusing on independent dealers and the low-end vehicle segment.  The first locations for Go Auto Exchange reside in Atlanta and Phoenix, with more locations expected in 2014.  We believe this partnership will create economic efficiencies in our repo remarketing division of the Company.
Segments
On December 5, 2013, DTAC and GFC Lending ("GO Financial") entered into an agreement to sell GO Financial to the shareholders of DTAC. In consideration for the sale of GO Financial, DTAC received aggregate cash proceeds of $85.1 million and notes from the shareholders in the principal amount of $28.5 million. Through the sale of GO Financial we eliminated our direct lending operating segment. We have determined the sale of GO Financial qualifies for and is presented as a discontinued operation based on the guidance provided in ASC 205-20-55-3, and that we currently operate with only one reportable segment for operations. See Note 19 — Discontinued Operations to our consolidated financial statements for further information.
Industry
We operate in both the highly fragmented used vehicle sales and financing markets. During 2013, used vehicle sales were generated from approximately 53,000 franchise and independent dealers nationwide, according to industry data.
Used vehicle sales. The market for used vehicles is among the largest and most highly fragmented retail markets in the United States, with no single used vehicle retailer holding more than 1% of market share. Although the number of industry- wide dealerships has contracted in recent years due to the recessionary environment and franchise terminations, unit sales of used vehicles continue to increase. According to industry data, in 2013 there were 42 million used vehicle sale transactions, representing 73% of the overall vehicle market by unit sales. Sales typically occur through one of three channels: (i) the used vehicle retail operations of the approximately 15,800 manufacturer-franchised new car dealerships, which represented 37% of industry sales in 2013, (ii) approximately 37,000 independent used vehicle dealerships, which represented 34% of industry sales in 2013, and (iii) individuals who sell used vehicles in private transactions, which represented 29% of industry sales in 2013.
We believe that our integrated business model has several advantages over our competition and enables us to provide our customers with a unique buying experience featuring:
➢ Professional and courteous buying experience with “no haggle” pricing
➢ A variety of financing options including a traditional sale and our Cancel Anytime Lease™
➢ A five day “no questions asked” vehicle return policy and optional extended warranty programs
➢ Affordable low down payments relative to our industry peers
➢ Branded dealership facilities, each of which maintains a large inventory of quality, reconditioned used vehicles;
➢ Attractive suite of ancillary products including service contracts, GAP, and GPS, to meet the needs of our customer base
➢ Full service credit underwriting and loan servicing capabilities
➢ Ability for customers to make cash payments at over 16,000 locations nationwide
➢ College educated, retail experienced sales staff
➢ Ability to source quality and quantity of vehicles to meet our needs based on the significant amount of volume we represent at national wholesale auction houses.

Our aptitude and experience in delivering customer satisfaction in an end-to-end solution, including the sale and financing of a vehicle and related products is supplemented through our vehicle variety, breadth and the interactive nature of our website.
Vehicle financing. The used vehicle financing segment is highly fragmented and is served by a variety of financing sources that include independent finance companies, “buy-here, pay-here dealers,” select traditional lending sources such as banks, savings and loans, credit unions, and captive finance subsidiaries of vehicle manufacturers. Many traditional lending sources have historically avoided the subprime market due to its relatively high credit risk along with the associated collection efforts and costs. However, due in part to the relatively strong performance of the subprime auto finance segment since the recession, in recent years traditional lending sources have increased their subprime lending.
The industry is generally segmented by credit characteristics of the borrower (prime versus subprime) with subprime borrowers generally classified as those with credit scores below 620. According to industry data, the percentage of U.S. population with a FICO score under 620 is approximately 24.5%. Originations for customers within the subprime used vehicle market averaged $32.6 billion per annum over the last six years, with 2013 reaching over $50.0 billion, up from just over $40.0 billion in 2012.
Within the subprime market, we cater to customers who have the income necessary to purchase a used vehicle, but because of their impaired or limited credit histories, cannot qualify for financing from traditional third-party sources as they generally do not have the required down payment. Our average customer is 26 to 42 years of age, has an annual income of $37,000 to $50,000, and has a FICO score between 461 and 554. Over the last five years, we have originated over 285,000 loans representing approximately $4.2 billion in receivable value and, as of December 31, 2013, our portfolio size was just under $2.0 billion.
DriveTime’s advantages in this industry include the integration of the retail vehicle sale and finance aspect of a used auto transaction.  We believe our integrated sales and financing process, our human capital, transparent pricing, vehicle reconditioning and delivery processes and over 20 years of evaluating customer credit all provide us the unique ability to be competitive, agile and flexible in an ever changing industry and offer critical customer service to those who have been underserved elsewhere in the market.
Competition
Our vertically integrated business model exposes us to competition from both the used automotive retail industry and subprime financing industry. Both industries are highly fragmented and competitive. According to industry sources, as of December 31, 2013, there were approximately 35 million used car sales from both dealership and private sales with the top 100 groups representing 6% total market share combined. Our direct retail competition includes franchised and independent used vehicle dealers that operate in the subprime space and “buy-here, pay-here” dealerships. Financing entities such as national and regional banks, credit unions, and other financial institutions have also become significant lenders in the subprime space to take advantage of incrementally higher interest rates and margins available under this segment.
We believe we can effectively distinguish ourselves from the competition due to our over 20 year experience serving the subprime market, proprietary risk and pricing model and an established nationwide infrastructure for both retail sales and collections. We have also developed and maintained strategic relationships with both banking and industry auction houses that provide the financing and inventory needed to take advantage of business opportunities as they arise. We have maintained continuity in our executive leadership with extensive subprime lender/dealer experience with proven success through multiple economic cycles.
Integrated Information Systems
We manage the operations of our reconditioning facilities, dealerships, loan servicing centers, and our accounting and reporting functions with an integrated information system. When a vehicle is purchased, the acquisition is recorded and a unique identifier is assigned to the vehicle which is utilized within the system to track and report on the vehicle throughout the reconditioning and sales processes. When a sale is consummated and a loan is generated, the system adds the loan to our loan servicing and collection systems. We use both local and wide-area data and voice communication networks that allow us to centrally account for all purchase and sale activity and service large volumes of contracts from our collections facilities. We have developed comprehensive databases and management tools, including credit scoring models, static pool analyses, behavioral scoring, and predictive modeling to set inventory acquisition and underwriting guidelines, structure contract terms, establish collection strategies and monitor underwriting effectiveness.

Our systems and databases are maintained in secured data centers which are configured with redundant power, cooling, and network access. Firewalls, access controls and other advanced features are used to protect customer information from unauthorized access. Fire protection systems, including passive and active design elements, are installed. We utilize multiple electrical backup systems in an effort to ensure uninterruptible power. Our network features multiple wide area network connections using redundant routing architecture with multiple access points to public networks. Systems and databases are configured for high availability with a comprehensive disaster recovery plan in place to cover intermittent or extended periods of interruption in one or more of our critical systems. We periodically test our disaster recovery procedures.
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
The U.S. lending and used vehicle sale industries are highly regulated under various U.S. Federal laws, including the Truth-in-Lending, Truth-in-Savings, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices Service Members Civil Relief, and Unfair and Deceptive Practices Acts, as well as various state laws. We are subject to inspections, examinations, supervision, and regulation by each state in which we are licensed and the Federal Trade Commission. Additional legal and regulatory matters affecting the Company’s activities are further discussed in the Item 1A-Risk Factors section of this annual report on Form 10-K.
At the federal level, Congress enacted comprehensive financial regulatory reform legislation on July 21, 2010. A significant focus of the new law (the Dodd-Frank Act) is heightened consumer protection. The Dodd-Frank Act established a new body, the Consumer Financial Protection Bureau (“CFPB), which has regulatory, supervisory, and enforcement powers over providers of consumer financial products and services, including us, including explicit supervisory authority to examine and require registration of non-depository lenders and promulgate rules that can affect the practices and activities of lenders.  Future rule making could also ultimately lead to our being under the examination authority of the CFPB.
Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that various forms of alternative financial services or specific features of consumer loan products should be a regulatory priority, and it is possible that at some time in the future the CFPB could propose and adopt rules making such lending services materially less profitable or impractical, which may impact finance loans or other products that we offer.
In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders take steps to monitor and impose controls over dealer markup policies whereby dealers charge consumers higher interest rates, with the markup shared between the dealer and the lender.  While we are not an indirect lender, changes such as this could be a precursor to other changes, any or all of which could adversely affect the profitability of vehicle financing.
The CFPB is also conducting supervisory audits of large vehicle lenders and has indicated it intends to study and take action with respect to possible Equal Credit Opportunity Act (“ECOA”) “disparate impact” credit discrimination in indirect vehicle finance.  The CFPB has entered into a consent decree with one lender and could enter into consent decrees with more lenders on disparate impact claims.  These actions could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the vehicle finance market. This impact on dealers and lenders could increase our regulatory compliance requirements and associated costs.
In addition to the grant of certain regulatory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties. See "—Item 1A. Risk Factors" for additional information on the CFPB investigation.

To ensure compliance with the various regulations affecting our business, we have implemented certain systematic processes to notify us of potential compliance violations. We produce certain exception reports to track compliance and to identify trends within our collection activities. We utilize this information to promptly identify and address issues or deficiencies and to provide targeted training to our collectors.
Environmental
We are subject to a complex variety of federal, state, and local laws, regulations, and permits relating to the environment and human health and safety. These requirements change frequently tend to become more stringent over time and are a significant consideration for us as our operations involve the use of storage tanks, disposal of wastewater, and emission of hazardous substances to the air. We use, store, recycle, and dispose of hazardous materials, such as motor oil, oil filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires, and fuel. If we violate or fail to comply with these laws, regulations, or permits, we could be fined or otherwise sanctioned by regulators. Pursuant to such requirements, we have made and will continue to make capital and other expenditures.
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
Employees
At December 31, 2013 we employed 3,165 people, consisting of 2,143 people in retail operations, 786 people in portfolio operations and 236 people in corporate operations. None of our employees are covered by a collective bargaining agreement and we generally believe relations with our employees are good.

Item 1A. Risk Factors
You should carefully consider the following risks and the other information contained in this report, including our consolidated financial statements and related notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks described below are those that we believe are the material risks we face. Any of the risks described below, and others that we may not anticipate, could significantly and adversely affect our business, prospects, financial condition, operating results and liquidity.
Business Risks
Our business could be negatively impacted if our access to funding is reduced.
We rely in part on asset-backed securitizations to fund our business operations. The asset-backed securities (“ABS”) market, along with credit markets in general, experienced unprecedented disruptions during the recent economic downturn. Although market conditions have improved since 2009, for a number of years following the recent economic downturn, certain issuers experienced increased risk premiums while there was a relatively lower level of investor demand for certain ABS (particularly those securities backed by subprime collateral). In addition, the risk of volatility surrounding the global economic system and uncertainty surrounding regulatory reforms such as the Dodd-Frank Act continue to create uncertainty around access to the capital markets. As a result, there can be no assurance that we will continue to be successful in selling securities in the ABS market. Adverse changes in our ABS program or in the ABS market generally could materially adversely affect our ability to securitize loans on a timely basis or on terms acceptable to us. This could increase our cost of funding, reduce our margins or cause us to hold assets until investor demand improves.
We also depend on bond financings, such as our Senior Secured Notes due 2017 ("Senior Secured Notes"), and various credit facilities, including our portfolio warehouse facilities, to fund our operations and liquidity needs. We cannot guarantee that these financing sources will continue to be available beyond the current maturity dates, on reasonable terms, or at all. As we continue to expand our operations and our volume of loan originations increases, we may require the expansion of our borrowing capacity on our existing credit facilities or the addition of new credit facilities. The availability of these financing sources depends, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit, the financial strength and strategic objectives of the banks that participate in our credit facilities, and the availability of bank liquidity in general. In the event of a sudden or unexpected shortage of funds in the banking system, we cannot be sure that we will be able to avail ourselves of new financing without incurring high funding costs, a reduction in the term of funding instruments, or the liquidation of certain assets.
The degree to which we are leveraged, and to which we may become leveraged, could negatively impact our ability to obtain additional financing in the future, increase our vulnerability to general economic downturns and adverse industry conditions, limit our ability to respond to changes in our industry, and place us at a competitive disadvantage vis-à-vis our competitors. If continued access to the sources of funding described above is not available to us on a regular basis for any reason, we may have to curtail or suspend certain business operations, including loan origination activities. Downsizing the scale of our business would have a material adverse effect on our financial position, liquidity, and operating results.
A reduction in the credit rating of our Senior Secured Notes, or any of our credit facilities, could restrict our access to the capital markets
Credit rating agencies evaluate us, and their ratings of our Senior Secured Notes and creditworthiness are based on a number of factors. These factors include our financial strength and other factors not entirely within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will maintain our current ratings. Failure to maintain those ratings could, among other things, adversely limit our access to the capital markets and affect the cost and other terms upon which we are able to obtain financing, which may adversely affect our liquidity, financial condition and operating results.
Our indebtedness and related obligations are significant and the agreements governing them impose restrictions on our business.
At December 31, 2013, we had approximately $1.7 billion in aggregate principal amount of indebtedness outstanding, which includes $283.4 million under portfolio warehouse facilities that are due to expire between 2014 and 2015, depending on the facility. This indebtedness reduces operational flexibility and creates default risks.

The agreements that govern our indebtedness (including the indenture governing the Senior Secured Notes) contain, and any agreements that govern future indebtedness may contain, covenants that impose significant operating and financial restrictions on us, including, among other things, our ability to:

•	incur additional indebtedness;

•	incur liens;

•	sell or otherwise dispose of assets;

•	make investments, loans, or advances;

•	engage in merger and acquisition activity;

•	pay dividends, redeem capital stock, or make certain other restricted payments or investments;

•	engage in certain sale and leaseback transactions;

•	enter into new lines of business; and

•	enter into transactions with our affiliates.
Additionally, the advance rates on our portfolio warehouse facilities may be reduced if our portfolio does not perform as expected, we exceed certain extension limits, term limits, delinquency limits, or fail to meet the required collateral levels. The portfolio warehouse facilities also contain term-out features resulting in final maturities between 12 and 24 months from their expiration dates, depending on the facility.
From time to time in the past, we have breached certain of these technical or other restrictions, and have obtained waivers from the applicable lenders in such instances. In a future event of default or breach of covenants, there can be no assurance we will be able to receive such waivers, and our inability to obtain these waivers may result in events of default and cross default under, and the acceleration of, applicable indebtedness, each of which would have a material adverse impact on our ability to maintain the levels of funding needed to continue to expand and operate our business.
Our ability to obtain certain financings in the future is also restricted by the fixed charge coverage ratio of the debt incurrence test under the indenture relating to the Senior Secured Notes. We do not currently meet the fixed charge coverage ratio test under the indenture, which does not constitute a breach of covenant but will limit our ability to obtain certain financings, including the incurrence of unsecured debt.
Our business will be negatively impacted if we are not able to generate sufficient cash flow to meet our debt service obligations.
Our ability to make payments of principal and interest on indebtedness will depend in part on our cash flows from operations, which are subject to economic, financial, competitive and other factors beyond our control. For the year ended December 31, 2013, we paid $75.0 million in cash for interest charges associated with our debt obligations. We cannot be certain that we will maintain a level of cash flows from operations sufficient to permit us to meet our debt service obligations in the future. If we are unable to generate sufficient cash flows from operations to service our debt, we may be required to undertake alternative financing plans, such as selling assets, refinancing all or a portion of our existing debt, reducing or delaying capital investments, or obtaining additional financing. There can be no assurance that any of these alternatives will be available on terms acceptable to us, or at all.
Changes in interest rates may adversely impact our profitability and risk profile
Our profitability is dependent, at least in part, on the difference between the interest rates we earn on our finance receivables (which are fixed) and the interest rates we pay on our borrowings (which may be variable). Thus, when interest rates increase, the overall rates we pay on our borrowings may increase, while the rates we earn on our finance receivables remain the same, potentially reducing our profitability. In addition, rates charged on new customer loan originations may be limited by market and competitive conditions, restricting our ability to pass on increased interest costs to the consumer. Further, increases in interest rates may reduce the volume of vehicles we sell and loans we originate, which would negatively affect our operating results in the absence of mitigating factors.
If we were to lose the right to service our portfolio of receivables, we could experience a decrease in collections, which could have a material adverse impact on our business
We retain the right to service all receivables that we finance, including those pledged as collateral to our portfolio warehouse facilities and those sold to securitization trusts. We are entitled to a fee for our servicing activities, which generates cash flow for operations. Subject to certain conditions, if we experience an event of default under the agreements governing our financing arrangements, we may lose the right to service our receivables. Loss of this right could have a material adverse effect on our cash flows. In addition, if we lose our servicing rights, these servicing activities could be transitioned to a third-party who might lack the requisite experience in servicing subprime receivables. As a result, we may experience decreased collections, which could have a material adverse effect on our operating results and financial condition and on the value of the collateral securing the Senior Secured Notes and certain of our credit facilities.

There is a high degree of risk associated with borrowers with subprime credit. The allowance for credit losses that we have established to cover losses in our loan portfolio may not be sufficient or may need to be increased, which could have a material adverse effect on our operating results and the value of the collateral securing the Senior Secured Notes and certain of our credit facilities.
Substantially all of the loans that we originate and service are with borrowers with subprime credit. Loans to borrowers with subprime credit have lower collection rates and are subject to higher loss rates than loans to borrowers with prime or near prime credit. Although we have extensive experience in subprime auto lending, there can be no assurance that our collection rates will not decrease and that our loss rates will not increase over time.
We maintain an allowance for credit losses to cover losses on an aggregate basis at a level we consider sufficient to cover estimated losses inherent in our portfolio of receivables, though our allowance is not meant to cover life of loan losses. On a quarterly basis we review and may make upward or downward adjustments to the allowance. However, our allowance may not be sufficient to the actual cover losses in our portfolio, and we may need to increase our allowance for reasons related to, among other things, continued economic uncertainty or significant increases in delinquencies or charge-offs. A significant variation in the timing of or increase in credit losses in our portfolio or a substantial increase in our allowance or provision for credit losses would have a material adverse effect on our operating results.
In addition, because certain elements of our financings are collateralized by the loans we originate, including the Senior Secured Notes (which are secured, in part, by receivables), other financings secured by receivables, and the financings of special purpose entities that have issued securities secured by receivables, the value of such collateral will be sensitive to the performance of the underlying receivables.
Our proprietary credit scoring system may fail to properly quantify the credit risks associated with our customers, which could have a material adverse effect on our financial condition and operating results.
We have developed, and revise from time to time, complex proprietary credit scoring models that use traditional and non-traditional variables to classify our customers into various risk grades that are linked to loan parameters. We cannot guarantee that these credit scoring models will perform as intended in current or future market conditions. In addition, given that our typical customer has limited or no credit history, our models rely on customer-related data provided by third parties (including credit agencies) or obtained from publicly available sources, in addition to any information provided to us by our customers. If data obtained from these sources are inaccurate or volatile, or if any such data or categories of data became unavailable to us, the ability of our credit scoring models to properly assess customer risk could be compromised, or our models could fail altogether, which could have a material adverse effect on our operating results and financial condition.
Our failure to effectively manage our growth, including the risks associated with new products, services or business ventures, could harm our business.
We continue to pursue growth opportunities, acquisitions, joint ventures and the introduction of new products and services, including the following:

•	Our recent acquisition of a majority interest in Inilex, our GPS supplier.

•	Our recent investment in GO Auto Exchange, LLC, a joint venture with Manheim to create a wholesale auction company focused on independent dealers and the low-end vehicle segments.

•	The launch in 2013 of Carvana, our new on-line used vehicle sales channel.

•	The introduction of our Cancel Anytime Lease™, which we began offering as a way to expand our service offerings to meet the expanding needs of our customers.

•
The unbundling of our VSC, GAP and GPS subscription from the sale of our vehicles, which involves deferral of revenue related to these products that was previously included in the purchase price of our used vehicles.

These and other business expansion initiatives could have unintended consequences, including negative impacts to our brand, the diversion of excessive time and attention of personnel away from our core business, and additional strain on our capital resources, information and reporting systems, financial management controls and personnel, and regulatory compliance systems and personnel.
There can be no assurance that these or any other new business ventures, products or services will be successful. When entering into any new business or venture we run the risk of losing our initial investment and incurring operational losses if the venture does not perform according to expectations, which could result in material adverse effects to our business, operating results or financial condition. In addition, we may not be able to effectively manage or integrate our expanding operations, (including new dealerships and reconditioning centers) or achieve planned growth on a timely or profitable basis. If we are unable to achieve our planned growth or effectively manage our growth, we may experience operating inefficiencies that could have a material adverse effect on our operating results.

If our vehicle leasing program underperforms our expectations, or the value of our leasing vehicle fleet declines more than we expect, we could be materially adversely affected.
We have a vehicle leasing fleet. When we acquire these vehicles, we make certain assumptions regarding our ability to lease the vehicles to our customers and certain estimates regarding vehicle reliability, remaining useful life and residual value. If we are unable to lease fleet vehicles to our customers, or our customers cancel their leases sooner than we anticipate, our cash flows could be materially impacted. If we fail to accurately predict vehicle reliability, vehicle service costs and useful life, we may need to replace fleet vehicles sooner than anticipated, which could result in unexpected costs and diminished cash flows. If we fail to properly estimate residual values, or deviation from expected residual values occurs due to excessive wear and tear or other factors, our vehicle leasing operations could incur significant losses and have a materially adverse impact on our operating results and financial condition.
Reliance on third parties to administer our ancillary product offerings and perform certain company functions could adversely affect our business and financial results.
We have relationships with third party providers to administer the VSC and GAP products we offer to our customers and we outsource certain collection operations and other activities to foreign companies located outside the contiguous United States. Our dependence on third party service providers may increase our operational complexity, decrease our control over certain functions, and subject us to additional risks, such as inadequate service, work strikes, or other work stoppages in foreign countries where certain outsourced services are located. Further, if our relationships with such third party providers were modified, disrupted, or terminated, we would need to obtain these services from alternative sources. We may be unable to replace these third party providers with a suitable alternative in a timely and efficient manner on terms acceptable to us, or at all, and we may not be able to provide these services effectively using our internal resources. In any such scenario, our market reputation could suffer, and our operating results and financial position could be adversely affected.
Adverse macro-economic conditions and their effect on automobile sales may adversely affect our business.
Changes in macro or regional U.S. economic conditions may adversely impact the used vehicle industry, and our business. Relevant economic factors include, among other things, consumer credit availability, consumer credit delinquency and loss rates, interest rates, gasoline prices, inflation, unemployment levels, the state of the housing market and changes in stock market values. During periods of economic slowdown, these and other factors could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values on certain types of automobiles. Because our historical focus has been on subprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on loans to our customers could be dramatically impacted by a general economic downturn.
The most recent economic downturn adversely impacted the used vehicle industry, including us. Although market conditions have improved and we have since expanded our operations, economic uncertainty and unemployment in the U.S. remain at elevated levels, and should declining economic conditions recur, we would expect a similar recurrence of adverse impacts to our industry, operating results and financial condition.
Our operations are geographically concentrated, and a downturn in the economies or markets in which we operate could adversely affect vehicle sales and collections.
As of December 31, 2013, we operated our dealerships in 20 states, though approximately 43% of our sales volume and 50% of our servicing portfolio is concentrated in three states: Texas, Florida and North Carolina. Accordingly, our operating results depend substantially on general economic conditions and consumer spending habits in these markets. Adverse economic conditions, natural disasters, or other factors affecting any state or region where high concentrations of our customers reside could adversely affect vehicle sales and collections and materially impact our overall operating results and financial condition.
Our industry is highly competitive and fragmented, and if we are unable to compete, we may experience material adverse effects on our operating results and financial condition.
Used vehicle retailing and financing is a highly competitive industry. In addition to “buy-here, pay-here” dealerships, our competition includes publicly and privately owned used car dealers and the banks, finance companies and indirect lenders that purchase their loans. Many of our retail competitors buy and sell the same or similar makes of vehicles that we offer in the same or similar markets and at competitive prices, which can result in margin pressure due to increased inventory costs and lower retail prices. The financing side of the market is served by banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies that may be much larger and have greater financial resources than are available to us, which may allow them to compete favorably with us. Along with lower operating margins on retail sales, increased competition may cause downward pressure on the interest rates that we charge on finance receivables originated by our dealerships, all of which together could have a material adverse effect on our operating results and financial condition.

If we are unable to obtain sufficient inventory in a cost-effective manner, our operating results and financial condition will be adversely impacted.
We require a large number of quality used vehicles for our dealerships, and our ability to manage inventory costs while maintaining affordability for our customers is critical to the success of our business. We acquire most of our used vehicle inventory through auctions, primarily through two auction companies. We also source inventory from wholesalers and fleet owners, such as leasing and rental companies. The number of sources that can supply acceptable quantities of vehicles meeting our quality standards is limited, and we face substantial competition to acquire the vehicles we purchase. Additionally, rising auction prices may lead us to acquire older or higher mileage vehicles, which could cause an increase in reconditioning and warranty costs, both of which would also negatively affect our sales margins and overall profitability.
We also rely on logistics in transporting vehicles from auctions to reconditioning facilities and to our dealerships. Our failure to manage this process both internally and through our network of transportation partners, or disruptions in the vehicle transport industry beyond our control, could cause a disruption in inventory supply chain and distribution, which may adversely affect our operating results and financial condition.
We may experience seasonal and other fluctuations in our operating results.
Sales of motor vehicles historically have been subject to substantial cyclical variation characterized by periods of oversupply and weak demand. Historically, we have experienced higher revenues in the first quarter of the calendar year than in the last three quarters of the calendar year. We believe these results are due to seasonal buying patterns driven in part by the timing of income tax refunds, which are a primary source of our customers’ down payments on used vehicle purchases. Our loan performance also has followed a seasonal pattern, with delinquencies and charge-offs being the highest in the second half of the year. A significant portion of our general and administrative expenses, however, do not vary proportionately with fluctuations in revenues. Accordingly, our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year. We expect quarterly fluctuations in our operating results to continue as a result of seasonal patterns.
We are subject to fluctuations in demand for our products and our failure to adequately meet such demand, including through inventory re-mixing and product pricing, could adversely affect our business, operating results, and financial condition.
The demand for the products we offer may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products, or the availability of alternative or competing products. For example, if customer preferences change and we fail to re-align our inventory mix and ancillary products and services to such preferences, our revenues could decrease significantly and our operations could be harmed. If used vehicle retail prices rise significantly due to supply constraints, consumer demand for used vehicles could decline as customers delay purchases or pursue alternative options. If our pricing models fail to properly calculate retail vehicle prices aligned with market demand our sales and sales margin could decrease, which could have a material adverse effect on our operating results and financial condition.
Our reputation is a key aspect of our business, and our business may be affected by how we are viewed in the marketplace.
The DriveTime brand represents transparency, value and a customer-centric used vehicle buying experience. The reputation of our brand is critical to our success. If we fail to maintain the high standards on which this reputation is built, or if an event occurs that damages this reputation, it could adversely affect our brand and consumer demand for our products and have a material adverse effect on our business, sales and operating results. Additionally, if we fail to correct or mitigate misinformation or negative information about the vehicles we offer, our customer experience, or any aspect of our brand, we could experience a material adverse effect on our business, sales and operating results.
Adverse outcomes to current and future litigation against us may adversely impact our financial position, liquidity and operating results.
We may be involved in various litigation matters from time to time, which may include product liability claims and other litigation with customers, labor and employment-related lawsuits, environmental claims, class actions, purported class actions, and other actions brought by competitors or governmental authorities, any of which could have a material adverse effect on our business and operating results. These actions could expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, reduced demand for our products, and adverse publicity, among other consequences. We cannot assure you that we will have sufficient resources, including insurance to the extent it is available, to cover such legal actions and claims, and adverse outcomes of such legal actions could have a material adverse effect on our operating results and financial condition. See “Item 3-Legal Proceedings,” for more information.

A failure of our information systems or any security breach or unauthorized disclosure of confidential information could have a material adverse effect on our business
Our business is highly dependent on communications and information systems. In particular, we rely on our information systems to effectively manage our pricing strategy and tools, sales, inventory, and service efforts, the preparation of our consolidated financial and operating data, consumer financing, and loan servicing and collections. Our information systems also collect, process and retain sensitive and confidential information regarding our customers, employees and others. Despite the security measures and business controls we have in place (which include, among other things, backup systems, disaster recovery measures, and the adoption of procedures in compliance with the Red Flags Rule promulgated under the Fair Credit Reporting Act) our facilities and systems, and those of third-party service providers, could be vulnerable to external or internal security breaches, acts of vandalism, computer viruses, employee theft or misuse, misplaced or lost data, programming or human errors, malfunction, or other similar events. Some threats are out of our control, including natural disasters and network and telecommunications failures. Others may inadvertently occur when we integrate systems or migrate data to our servers following an acquisition or in connection with periodic hardware or software upgrades. Regardless, any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, whether by us directly or by our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, or otherwise affect our operating results.
If all or some portion of our employees elect to collectively bargain or join a union, these actions could adversely affect our operations.
As of December 31, 2013, none of our employees were represented by a labor union. The automotive industry is historically an industry in which there is a high degree of labor union participation. If all or some portion of our employees elects to join a labor union, we could experience increased operational costs, work stoppages or strikes, and/or barriers to communication between management and employees. These factors could lead to inefficiencies in the operation of the affected facilities or groups and could cause us to experience a material adverse effect.
We are dependent on the services of certain key personnel and the loss of their services, or an inability to attract such personnel, could harm our business.
Our continued success depends in part on the continued employment of our senior management team, including our Chief Executive Officer and President, Raymond C. Fidel, our Executive Vice President and Chief Financial Officer, Mark G. Sauder, our Executive Vice President and General Counsel, Jon D. Ehlinger and our Senior Vice President and Chief Risk Officer, Paul I. Kaplan. We do not currently maintain key person life insurance on any member of our senior management team, and the unexpected loss of the services of any of these key personnel, or our inability to attract new key personnel, could have a material adverse effect on our operations. See “Item 10—Directors, Executive Officers, and Corporate Governance” for more information.
Our Executive Chairman and principal shareholder can direct our management and policies through his right to elect our Board of Directors (the "Board") and to control substantially all matters requiring a stockholder vote.
Ernest C. Garcia II, our Executive Chairman and principal shareholder, beneficially owns the majority of our outstanding common stock. Certain agreements to which we are a party, including the indenture governing the Senior Secured Notes, the agreements governing our other indebtedness, and our origination agreement with DTAC pursuant to which DTAC purchases all of the auto loan receivables we originate, limit the control Mr. Garcia otherwise could exercise over our business and operations. Mr. Garcia has the power to elect our entire board of directors and determine the terms and outcome of any corporate transaction or other matters required to be submitted to shareholders for approval, including the amendment of our certificate of incorporation, mergers, consolidations and the sale of all or substantially all of our assets. Because his interests as an equity holder may conflict with the interests of holders of our Senior Secured Notes, he may cause us to take actions that, in his judgment, could enhance his equity but may be prejudicial to the holders of the Senior Secured Notes.
Conflicts of interest may arise as a result of affiliations that our principal shareholder has with Verde Investments, Inc. or other companies with which we have material relationships.
Our principal shareholder is also the owner of Verde Investments, Inc. (“Verde”), a company with which we have and have had material leasing and financing relationships. See “Item 13—Certain Relationships and Related Transactions, and Director Independence.” Future transactions between us and Verde, or other affiliated companies with which we have a material relationship, could give rise to a conflict of interest on the part of our principal shareholder or any of our directors or executive officers. While transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our Board and a majority of our disinterested directors, or a committee consisting solely of disinterested directors, approves the transaction, any such conflict of interest could have a material adverse effect on our business, operating results or financial condition.

Changes in accounting policies could adversely affect our reported operating results.
We have identified several accounting policies as being “critical” to the fair presentation of our financial condition and operating results because they involve major aspects of our business and require management to make judgments about matters that are inherently uncertain. Materially different amounts could be recorded under different conditions or using different assumptions. These policies are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the consolidated financial statements included in Item 8.
Additionally, the U.S. based Financial Accounting Standards Board is currently working together with the International Accounting Standards Board on several projects to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. generally accepted accounting principles (“GAAP”) and those that are required to follow International Financial Reporting Standards (“IFRS”) outside of the U.S. These efforts may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, potential changes in accounting for leases, revenue recognition, and impairment of financial assets. The U.S. Securities and Exchange Commission (the “SEC”) may make a determination in the future regarding the incorporation of IFRS into the financial reporting system for companies based in the U.S. A change in accounting principles from GAAP to IFRS, or the implementation of these or other converged or new accounting requirements, could adversely affect our reported operating results and financial condition, and cause us to restate prior period reported results under the proposed guidance.
Regulatory Risks
We are subject to significant governmental regulation, and if we are found to be in violation of any of the federal, state, or local laws or regulations applicable to us, our business could suffer adverse consequences.
The automotive retail and finance industries are subject to a wide range of federal, state, and local laws and regulations, such as dealership and other licensing and registration requirements, and retail financing, debt collection, consumer protection, environmental, health and safety, creditor, wage-hour, anti-discrimination, and other related laws and regulations. During the past several years, governmental authorities have increased their scrutiny of advertising, sales, financing, and insurance activities involved in the sale and leasing of motor vehicles, and many state attorneys general have been increasingly active in the area of consumer protection. Our violation of these or future requirements, laws or regulations could result in administrative, civil, or criminal sanctions against us, which may include, among other things, withheld or delayed approval of business licenses, cease and desist orders against our operations, and suspension or revocation of our existing operating licenses. As a result, we have incurred and will continue to incur capital and operating expenditures to comply with these requirements, laws, and regulations. Despite the significant efforts we make to comply with these laws and regulations, we are subject, and may be subject in the future, to inquiries and audits from state and federal regulators. There can be no assurance that such activities will not result in material adverse effects on our business.
The Dodd-Frank Act and the creation of the CFPB has and likely will continue to increase our regulatory compliance efforts and associated costs.
We are subject to the Dodd-Frank Act of 2010 (the “Dodd-Frank Act”), which represents a comprehensive overhaul of the rules and regulations governing the financial services industry, including the establishment and operation of the Consumer Financial Protection Bureau (the “CFPB”) as an independent entity within the Federal Reserve. The CFPB has broad regulatory authority over consumer protection matters applicable to entities offering consumer financial services or products, including non-bank commercial companies in the business of extending credit and servicing consumer loans.
The CFPB has issued rules allowing it to supervise non-bank “larger participants” in certain markets for consumer financial services and products and may in the future issue rules to supervise non-bank larger participants in the direct and/or indirect auto lending industries, which may include us. For example, in March 2013, the CFPB issued Bulletin 2013-02 highlighting its concern that the practice of automotive dealers being compensated for arranging customer financing through discretionary markup of wholesale rates offered by financial institutions (“dealer markup”) results in a significant risk of pricing disparity in violation of The Equal Credit Opportunity Act (“ECOA”). The CFPB recommended that financial institutions under its jurisdiction take steps to ensure compliance with the ECOA, which may include imposing controls on dealer markup, monitoring and addressing the effects of dealer markup policies, and eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism. In December 2013, the CFPB and the U.S. Department of Justice (the “DOJ”), based on a proxy methodology that combines geography-based and name-based probabilities, alleged that certain presumed-minority borrowers who had obtained automobile financing from a national lender were charged higher dealer markups as a result of such lender’s policy and practice of allowing dealer markup. In connection with the investigation, the lender consented to the issuance of a consent order and agreed to pay damages, to implement a compliance plan, and to pay a monetary penalty.

The CFPB’s commencement of regulatory and enforcement activities related to consumer lending activities has and may continue to affect us. On April 12, 2012, the CFPB delivered a Civil Investigative Demand to DTAG requesting that DTAG produce certain documents and information and answer questions relating to certain components of the business of DTAG and its affiliates, which we provided. The CFPB made supplemental requests for information on February 21, 2013 and May 1, 2013, to which we also fully responded. In January 2014, the CFPB notified us that, in accordance with the CFPB’s discretionary NORA process, the CFPB is considering whether to pursue an enforcement action against us based on allegations relating to our collection practices. If such action is brought, the CFPB may seek injunctive and monetary relief.
We understand that a NORA notice from the CFPB is intended to ensure that potential subjects of enforcement actions have the opportunity to present their positions to the CFPB before an enforcement action is recommended or commenced. In response to the NORA notice, we made a NORA submission on February 20, 2014, which is a written statement setting forth any reasons of law or policy why we believe the CFPB should not pursue an enforcement action against us. We continue to believe that our practices relating to loan collections are lawful. We cannot provide any assurance, however, that the CFPB will not ultimately take legal action against us or that the outcome of any such action, if brought, will not have a material adverse effect on our reputation, operating results, or financial condition.
The Dodd-Frank Act contains numerous other provisions affecting financial industry participants of all types, including third parties that we deal with in the course of our business, such as rating agencies, insurance companies, and investors. It also provided the Federal Trade Commission (“FTC”) with new and expanded authority regarding automotive dealers, and the FTC recently announced an enforcement initiative relating to the advertising practices of automotive dealers. We believe that the implementing regulations of the Dodd-Frank Act likely will continue to have the effect of increasing the compliance costs of operating our business and further impact our operating environment in other substantial and unpredictable ways that could have a material adverse effect on our financial condition and operating results.
Changes in laws, regulations, or policies may adversely affect our business.
The laws and regulations governing our retail, lending, servicing, debt collection, and insurance activities or the regulatory or enforcement environment at the federal level or in any of the states in which we operate may change at any time and may have an adverse effect on our business. Examples of such changes or potential changes include the following:

•
Additional regulatory actions and investigations by the CFPB and the DOJ against automotive lenders are likely to occur in the future and, while it is difficult to predict how any such changes might impact us, any adverse changes in applicable laws or regulations resulting from such actions and investigations could have a material adverse impact on our business and operating results.

•
We operate in some states that impose limits on the interest rates we can charge on the installment sales contracts we provide to our customers, and new or lower limits may harm our ability to offset increased interest expenses and could adversely affect our profitability and liquidity.

•
Certain states allow us to apply for sales taxes credits to the extent that the related receivable becomes uncollectible. If state laws or the position of state taxing authorities change with respect to these refunds, we could experience a material adverse effect. In this regard, on February 24, 2011, the Nevada Supreme Court ruled against our sales tax refund requests for prior tax years in that state. While only applicable to 2002 and 2003, this ruling could affect our ability to receive or retain refunds in subsequent tax years as well.

•
Federal and state legislation has been proposed, and enacted in some states, that could broaden restrictions on U.S. companies outsourcing their services to companies outside the U.S. Such restrictions may include tax disincentives, fees or penalties, intellectual property transfer restrictions, mandatory government audit requirements, and new work visa restrictions that could impact collections and other activities that we outsource to companies located outside the U.S.

We are unable to predict how these or any other future legislative or regulatory proposals or programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our operating results and financial condition.
We are subject to environmental laws, regulations, and permits that could impose significant liabilities, costs, and obligations.
We are subject to a complex variety of federal, state, and local laws, regulations, and permits relating to the environment and human health and safety. If we violate or fail to comply with, or otherwise incur liability under these laws, regulations, or permits, incur significant costs, including fines and sanctions by regulators, clean up costs, and damages for third-party claims. These environmental requirements, and the enforcement thereof, change frequently, have become more stringent over time, and compliance may necessitate substantial capital expenditures or operating costs. A number of our facilities have a history as commercial operations involving the use of underground storage tanks. Under certain environmental laws, we could be responsible for the costs relating to any contamination at these or any of our, or our predecessors’, current or former owned or operated properties or third-party waste disposal sites, whether or not we were at fault. Such matters also may lead to claims from governmental authorities and other third parties for fines or penalties, natural resource damages, or personal injury or property damage. We cannot assure you that our costs and liabilities relating to environmental matters will not adversely affect our operating results, business, financial condition, reputation, or liquidity.
We could suffer material effects of regulatory challenges to certain transactions effected within our related finance company structure.
Our treatment of certain intercompany transactions within our related party finance company structure, including the tax treatment of intercompany sales of receivables from DTAG to DTAC could be subjected to review by federal and state tax authorities. We believe that our intercompany transactions are standard within our industry and our interpretation of the applicable tax rules is not meaningfully different from other companies therein. However, tax authorities may challenge our position causing an accelerated tax obligation, which could have a material adverse effect on our operating results and financial condition.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Dealerships and Facilities
As of December 31, 2013, we operated 110 dealerships and 20 reconditioning facilities in 50 geographic regions in 20 states. Select information regarding these dealerships and other facilities, organized by region, is as follows:

Region	Total SQ Footage of Facilities	Date first Facility opened	Number of Dealerships	Number of Reconditioning Facilities	DriveTime Owned Facilities
Houston	168,846	June 2011	3	1	1
Atlanta	136,860	September 1997	6	1	3
Dallas	126,341	September 1997	8	2	—
Charlotte	102,534	August 2006	5	1	1
Indianapolis	95,971	April 2011	2	1	1
Memphis	88,098	November 2010	2	1	1
Tampa	81,391	January 1997	5	1	2
Orlando	76,236	September 1999	6	1	—
Phoenix	71,826	December 1994	5	1	1
Denver	71,764	May 2007	2	1	—
San Antonio	68,086	March 1997	4	1	1
Las Vegas	64,944	October 1996	2	1	1
Los Angeles	56,530	September 1997	4	1	—
Columbus	54,877	September 2012	2	1	—
Cincinnati	37,571	September 2011	2	—	—
Richmond	32,276	December 1999	3	1	1
Austin	31,800	November 2004	3	—	—
St. Louis	27,854	September 2012	2	—	—
Mobile	27,517	December 2010	1	1	—
Nashville	26,678	December 2009	2	1	1
Little Rock	23,738	July 2012	1	—	—
Columbia	23,733	June 2010	1	—	—
Albuquerque	21,470	October 1997	3	1	—
Greensboro	21,137	February 2007	3	—	—
Greenville	18,950	May 2010	1	—	—
Miami	18,140	March 2013	2	—	—
Fayetteville	15,000	July 2010	1	—	—
Myrtle Beach	14,200	December 2012	1	—	—
McAllen	13,400	November 2012	1	—	—
Jacksonville	12,582	April 2006	3	—	—
Birmingham	12,300	October 2010	2	—	—
Norfolk	11,779	May 2005	3	—	—
Charleston	10,790	March 2011	1	—	—
Chattanooga	10,010	October 2010	1	—	—
Knoxville	9,931	December 2010	1	—	—
Oklahoma City	8,768	January 2010	2	—	—
Tulsa	8,651	July 2010	1	—	—
Huntsville	8,623	November 2012	1	—	—
Tallahassee	8,570	November 2012	1	—	—
Jackson	8,000	May 2011	1	—	—
Augusta	7,618	September 2011	1	—	—
Pensacola	7,215	March 2012	1	—	—
Savannah	6,600	November 2011	1	—	—
Columbus, GA	5,316	April 2013	1	—	—
Corpus Christi	5,000	December 2013	1	—	—
Fort Myers	4,900	March 2013	1	—	—
West Palm Beach	4,272	September 2013	1	1	—
Louisville	4,217	August 2013	1	—	—
Montgomery	4,000	September 2012	1	—	—
Tucson	3,821	May 1994	1	—	—
			110	20	14

Item 3. Legal Proceedings
We are involved in various claims and actions arising in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on us. We believe appropriate accruals have been made for the disposition of these matters. In accordance with ASC 450, Contingencies, we establish an accrual for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed monthly and adjusted to reflect the impact of negotiations, settlements and payments, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal expenses related to defense, negotiations, settlements, rulings, and advice of outside legal counsel are expensed as incurred. At December 31, 2013, we do not have any material accruals for legal contingencies.
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
On April 12, 2012, the Consumer Financial Protection Bureau (the “CFPB”) delivered a Civil Investigative Demand to DTAG requesting DTAG produce certain documents and information and answer questions relating to certain components of the business of DTAG and its affiliates. We have continued to work closely with the CFPB to provide details and clarity related to their original request. Our counsel had a Jan 29, 2014 Notice of Response and Advice call with the CFPB, to which we responded on February 20, 2014. We have not had any contact with them since that time. See "—Item 1A. Risk Factors" for additional information on the CFPB investigation.
Additionally, in the ordinary course of business, we are a defendant in various other types of legal proceedings. Although we cannot determine at this time the amount of the ultimate exposure from these lawsuits, if any, based on the advice of counsel management does not expect the final outcome to have a material adverse effect on us.
Item 4. Mine Safety Disclosures
None.
Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established public trading market for our common equity. Approximately 98.3% of our common equity is beneficially owned by our Executive Chairman and principal shareholder, Ernest C. Garcia, II. The remaining 1.7% is held by our Chief Executive Officer, Raymond C. Fidel. See Note 13 — Shareholders’ Equity, Dividends & Stock Compensation to our consolidated financial statements for information regarding cash dividends.

Item 6. Selected Financial Data
The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. The consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, and data from the consolidated balance sheet as of December 31, 2013 and 2012, have been derived from our audited financial statements, which are included elsewhere in this report. The consolidated statements of operations for the years ended December 31, 2010 and 2009, and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009, have been derived from our audited financial statements, which are not included in this report. Our historical results are not necessarily indicative of our results for any future period.
The selected historical consolidated financial and operating data are adjusted to account for the sale of GO Financial to our shareholders in December 2013. We have determined that the sale of GO Financial qualifies for and is presented as a discontinued operation based on the guidance provided in ASC 205-20-55-3. See “Note 19—Discontinued Operations” to our consolidated financial statements for more information.
The following selected financial and other data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data	(Unaudited) (In thousands, except per vehicle sold data)
Total revenue	$1,400,896	$1,221,064	$1,121,967	$1,025,741	$946,282
Income Before Income Taxes	$33,325	$62,416	$90,148	$71,086	$52,727
Net income from continuing operations	$31,716	$61,222	$88,927	$70,682	$51,997
Other Financial Data:
Pretax economic earnings (1)	$73,449	$64,527	$90,148	$71,086	$52,727
Recurring adjusted EBITDA (2)	$173,965	$162,929	$180,532	$197,899	$159,478
Dealerships:
Dealerships in operation at end of period	110	97	89	85	78
Average number of dealerships	104	91	87	81	79
Retail Sales:
Number of vehicles sold	68,177	59,930	56,109	52,498	49,500
Number of vehicles leased	5,132	—	—	—	—
Total vehicles sold and leased	73,309	59,930	56,109	52,498	49,500
Loan Portfolio:
Principal balances originated	$1,106,422	$917,093	$829,164	$747,329	$686,214
Average amount financed	$16,229	$15,303	$14,781	$14,244	$13,867
Number of loans outstanding – end of period	150,830	140,748	137,293	134,264	127,737
Average principal outstanding	$1,763,403	$1,588,471	$1,469,528	$1,378,486	$1,364,782
Average effective yield on portfolio (3)	19.0%	19.4%	19.5%	19.9%	19.3%
Allowance for credit losses as a percentage of portfolio principal	16.0%	15.7%	15.1%	15.0%	16.6%
Portfolio delinquencies 31-90 days	13.9%	15.1%	10.9%	9.1%	7.4%
Net charge-offs as a percentage of average principal outstanding	14.8%	13.9%	13.1%	13.5%	18.2%
Lease Information:
Number of leases outstanding - end of period	4,293	—	—	—	—
Vehicle Lease Fleet - end of period	$31,161	$—	$—	$—	$—
Financing and Liquidity:
Unrestricted cash and availability (4)	$134,283	$138,400	$230,267	$145,837	$40,407
	3.0x	2.8x	2.4x	2.4x	3.4x
Average total debt	$1,551,750	$1,263,432	$1,100,128	$1,141,428	$1,047,522
Weighted average effective borrowing rate on total debt (6)	5.0%	5.7%	6.6%	9.2%	10.6%

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$30,754	$26,478	$25,930	$23,677	$21,526
Finance receivables (7)	1,938,931	1,661,662	1,521,955	1,425,918	1,349,312
Allowance for credit losses	(299,516)	(252,590)	(221,533)	(208,000)	(218,259)
Vehicle inventory	319,567	270,733	212,330	145,961	115,257
Total assets	2,326,054	1,989,117	1,766,829	1,568,154	1,432,080
Deferred revenue	42,133	2,501	—	—	—
Total debt	1,686,501	1,422,279	1,221,380	1,070,207	1,087,215
Long term debt	1,080,604	928,916	832,901	861,500	618,679
Shareholders’ equity	488,024	467,553	457,849	418,767	293,145

(1)	Pretax Economic Earnings is pretax income from continuing operations plus the change in deferred revenue net of expected costs associated with ancillary products.

(2)	See definition of Recurring Adjusted EBITDA in Item 7—Management's Discussion and Analysis—Non GAAP discussion.

(3)
Average effective yield represents the interest income earned at the contractual rate (stated APR) less the write-off of accrued interest on charged-off loans , plus interest earned on investments held in trust and late fees earned.

(4)
Unrestricted cash and availability consists of cash and cash equivalents plus available borrowings under the portfolio warehouse, residual, and inventory facilities, based on assets pledged or available to be pledged to the facilities.

(5)
Net debt is calculated as total debt less restricted cash and investments held in trust securing various debt facilities. Adjusted shareholders’ equity is calculated as total shareholders’ equity plus deferred income.

(6)	Weighted average effective borrowing rate includes the effect of amortization of discounts, debt issuance costs and unused line fees.

(7)	Includes principal balances, recovery receivables, accrued interest, and capitalized loan origination costs.
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
Overview
We are the leading used vehicle retailer in the United States with a primary focus on the sale and financing of quality vehicles to the subprime market. Through our branded dealerships, we provide our customers with a comprehensive end-to-end solution for their automotive needs, including the financing and maintenance of their vehicles. As of December 31, 2013, we operated 110 dealerships and 20 reconditioning facilities located in 50 geographic regions throughout 20 states. For the year ended December 31, 2013, we sold and leased 73,309 vehicles, generated $1.4 billion of total revenue, and $174.0 million of Recurring Adjusted EBITDA. As of December 31, 2013, our loan portfolio had a total outstanding principal balance of $1.9 billion. We maintain our loan portfolio and related financings on our balance sheet.
Fiscal 2013 Highlights

•	Completed the unbundling of our ancillary products from the price of the vehicle in the fourth quarter 2013.

•	Designed and implemented the Cancel Anytime Lease™ in all dealerships during 2013.

•	Total revenue increased by 15% to $1.4 billion in 2013, compared to $1.2 billion in 2012.

•	Number of vehicles sold or leased increased by 22% to 73,309 in 2013, compared to 59,930 financed in 2012.

•	Originations increased by 21% to $1.1 billion, compared to $917.1 million originated in 2012.

•	We opened 13 stores in six new geographic regions including: Fort Myers, Miami and West Palm Beach, Florida; Columbus, Georgia; Louisville, Kentucky and Corpus Christi, Texas.

•	We completed two securitizations by issuing an aggregate of $468.9 million of asset-backed securities.

•	We issued an additional $50.0 million of Senior Secured Notes at a price of 111.0%, resulting in an effective "yield to first call date" of 7.67%.

•	In December 2013 we sold all membership interests of GO Financial to our shareholders.

Discontinued Operation
On December 5, 2013, DTAC and GFC Lending ("GO Financial") entered into an agreement to sell GO Financial to the shareholders of DTAC. In consideration for the sale of GO Financial, DTAC received aggregate cash proceeds of $85.1 million and notes from the shareholders in the principal amount of $28.5 million. Through the sale of GO Financial we eliminated our direct lending operating segment. We have determined the sale of GO Financial qualifies for and is presented as a discontinued operation based on the guidance provided in ASC 205-20-55-3, and that we currently operate with only one reportable segment for operations. See Note 19 — Discontinued Operations to our consolidated financial statements for further information.
Statement of Operations—Line Item Descriptions
Revenue
Sales revenue
We derive a significant portion of our revenue from the sale of used vehicles and related ancillary products. Ancillary products include items such as extended vehicle service contracts ("VSC"), Guaranteed Asset Protection ("GAP") and GPS Monitoring Subscription ("GPS"). Revenue from sales of used vehicles is derived by the number of vehicles sold multiplied by the sales price per vehicle and is reported net of a reserve for expected returns. Factors affecting revenue from sales of used vehicles and ancillary products include the number of used vehicles sold, cost of used vehicles sold, penetration rate of ancillary products and the price at which we sell our vehicles and products.
The number of used vehicles we sell depends on the volume of customer applications received and the conversion rate from customer application to sale. Application volume is a function of advertised vehicle prices, number of regions, number of dealerships, advertising, customer referrals, repeat customer volume, other marketing efforts, competition from other used car dealerships, availability of credit from other subprime finance companies and general economic conditions. The conversion rate from customer application to sale is a function of competitive pricing, underwriting standards, customer sales experience, customer affordability, selection of vehicle inventory and ancillary products available. The price at which we sell our vehicles is dependent on base inventory cost, reconditioning costs and our pricing strategy. The price at which we sell our ancillary products is dependent on penetration rates, competitive pricing, product features and regional and statutory restrictions.
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
Other Income
Other income consists primarily of third party GPS revenue and lease revenue. GPS revenue is provided from the sale of GPS units by Inilex our consolidated majority owned telemetry subsidiary. Factors affecting GPS revenue are the number of affiliated dealers, number of vehicles sold per dealer and price at which the units are sold. Lease revenue is driven by the number of vehicles leased, the type of vehicle leased, term of lease, origination fees, lease payment performance and our pricing strategies.
Costs and Expenses
Cost of sales
Cost of sales includes the cost to acquire vehicles, the cost to recondition and transport each vehicle in preparation for resale and the cost of ancillary products. The cost to acquire vehicles includes the vehicle purchase price, auction fees, salaries and wages, reconditioning center overhead and buyer related costs. For units sold where a service contract was bundled with the price of the vehicle (mostly pre-2013 sales), a liability for the estimated cost of vehicle repairs was established at the time of sale by charging cost of sales. Repair expenses related to separately priced service contracts is recorded to cost sales when incurred.
The cost of sales is affected by a variety of factors, including the following: (i) the cost of vehicles purchased at auction, (ii) the supply and demand of vehicles purchased at auction which affects the auction market, (iii) the quality, make, model, and age of vehicles acquired, (iv) transportation costs, (v) reconditioning parts and labor costs along with costs to operate our reconditioning facilities, and (vi) vehicle service contract claims and expenses.
Provision for credit losses
Provision for credit losses is the charge recorded to operations to maintain an allowance for credit losses adequate to cover losses inherent in our loan portfolio. We charge off the entire principal balance of receivables that are contractually 91 or more days past due at the end of the month unless the customer has made a qualifying minimum payment, in which case, the customer loan would not charge off until 120 days contractually past due. The allowance for credit losses varies based on size of the loan portfolio and the expected performance of the loan portfolio. Loan performance is a function of the underlying credit quality of the portfolio, the effectiveness of collection activities, auction values for repossessed vehicles, other ancillary collections, ancillary product refunds and overall economic conditions.
We generally anticipate the dollar amount of allowance for credit losses to grow as we increase origination volume and grow our portfolio. However, the allowance as a percentage of portfolio principal may increase or decrease based on the underlying performance of loans originated, value of collateral, refunds for ancillary products and the change in credit grade mix of loans originated.
Interest expense
Portfolio debt interest expense consists of interest and related amortization of debt issuance costs on our portfolio warehouse facilities, securitizations, bank term financing, and term residual financing. Portfolio interest expense fluctuates based on the average size of our loan portfolio, average borrowings against loan collateral, and market rates available in the securitization market.
Non-portfolio debt interest expense consists of interest expense and related amortization of discounts and debt issuance costs on our inventory facility, mortgage note payable, real estate facility and equipment note payable. Non-portfolio debt interest expense is determined by the amount of indebtedness and interest expense associated therewith, both of which are dependent on the financial markets and economy as a whole.
Senior secured debt interest expense consists of interest expense and the related amortization of premium, discount and other fees on our Senior Secured Notes.
Selling and marketing
Selling and marketing expenses include the cost of advertising media and other marketing activities. Selling and marketing expenses are influenced by the number of regions and dealerships, sales volume and changes in marketing strategy.
General and administrative
General and administrative expenses include compensation and benefits, corporate overhead, software, property and property-related expenses, collection expenses on our portfolio, and other ancillary expenses, such as professional fees and services.
General and administrative expenses increase and decrease primarily as a result of costs associated with expansion and contraction of our dealership base. As we grow our portfolio, certain collection related costs may increase as we manage a larger servicing platform.
Depreciation
Depreciation expense includes depreciation for all of our buildings, improvements, furniture, equipment and lease fleet. Depreciation will increase as we expand our dealership operations and as we continue to grow our lease fleet.
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
Revenue Recognition
Revenue is recognized differently for each of the products we sell. Revenue from the sale of used vehicles is recognized upon delivery, when the sales contract is signed, and the agreed-upon down payment or purchase price has been received. Revenue from the sale of used vehicles is recorded net of the reserve for returns and sales tax. The reserve for returns is estimated using historical experience and trends and could be affected if future vehicle returns differ from historical averages. A 10% increase in our rate of returns would result in a $0.2 million increase in our sales return allowance and a corresponding decrease in revenue for each of the years ended December 31, 2013 and 2012.

Revenue from the sale of VSC, GAP and GPS is deferred at the time of sale and recognized over time. The requirement to defer revenue related to the sale of our ancillary products as separately price products will have a significant impact on future GAAP earnings, however, the economic margin and underlying cash flow of selling these products has not changed. We believe the net economic benefit of selling these products will be positive to the Company, as we anticipate that the volume of applications and sales will increase as our vehicle price becomes more comparable to others in the marketplace. For the years ended December 31, 2013 and 2012, the deferred net impact to GAAP revenues of our decision to separately sell these products was $39.6 million and $2.5 million, respectively.
We lease vehicles to customers under a Cancel Anytime Lease™ agreement, therefore, leased vehicles are classified as operating leases with lease revenue recognized as payments are received. Origination fees received at lease inception are deferred and recognized on a straight line basis over the term of the lease. Lease revenue is recorded within other income on the consolidated statements of operations. The GAAP earnings impact will become greater in future years if we expand our leasing program. We anticipate the economic benefit of our leasing program will be positive as we believe the increase in financing options will allow us to attract a broader range of customers.
Allowance for Credit Losses
DriveTime maintains an allowance for estimated credit losses as of each reporting date to provide for credit losses inherent in our loan portfolio. The allowance estimate considers a loss emergent period, historical credit loss experience, including the timing, frequency and severity of losses. Our analysis is primarily based upon monthly origination static pool data on origination principal, credit grade mix and deal structure, including down payment and term. The evaluation of the adequacy of the allowance also considers factors and assumptions regarding the overall portfolio quality, delinquency trends, value of the underlying collateral, current economic conditions that may affect the borrowers’ ability to pay, and the overall effectiveness of collection efforts.
The static pool loss curves by grade are adjusted for actual performance to date and historical seasonality patterns. The forecasted periodic loss rates, which drive the forecast for estimated gross losses (before recoveries) are calculated by factoring amortization speed and origination terms. Recoveries are estimated using historical unit and dollar static pool recovery activity to forecast recoveries for estimated charge-offs at the balance sheet date. The forecasted recovery rates (on a per unit basis) are based on the historical unit recovery trend by recovery type as adjusted for estimated impacts of economic and market conditions. Recovery estimates include proceeds from selling repossessed vehicles at auction, sales tax credits, insurance, refunds to be applied from canceled or terminated VSC and GAP, bankruptcy collections, and deficiency collections.
The allowance model is sensitive to changes in assumptions, such that an increase or decrease in our forecasted net charge-offs would increase or decrease the allowance as a percentage of principal outstanding required to be maintained. The amount of our allowance is sensitive to losses within credit grades, recovery values, deal structure, loss emergence period and overall credit grade mix of the portfolio. In the event loss assumptions used in the calculation of our allowance were to increase, a corresponding increase in the amount of the allowance would result, which would decrease the net carrying value of finance receivables and increase the amount of provision for credit losses recorded, thereby decreasing net income. A 5.0% increase in our frequency loss assumption would increase the allowance for credit losses and our provision for credit losses by $12.2 million and $11.0 million as of December 31, 2013 and 2012, respectively. Also, a 5.0% decrease in our assumed recoveries per loan charged-off, would result in an increase to the allowance for credit losses and provision for credit losses of $6.6 million and $6.1 million as of December 31, 2013 and 2012, respectively. Our ability to forecast net charge-offs and track static pool net losses by month of origination are a critical aspect of this analysis.
Recovery Receivables
Recovery receivables are a component of finance receivables and consist of estimated recoveries to be received on charged-off vehicle loans, including proceeds from selling repossessed vehicles at auction, net of sales tax, insurance proceeds, bankruptcy and deficiency collections. The recovery amount from selling repossessed vehicles at auction is a forecast of vehicles to be recovered from loans previously charged-off and vehicles currently in our possession. Based on our extensive experience and historical database of auction recoveries, we estimate the number of units we will recover and the value we will receive for these vehicles at auction. Our forecast utilizes historical data with respect to recovery rates, values, and time from charge-off to repossession, as well as seasonal patterns in prices at wholesale auctions. In order to estimate auction recoveries we utilize historical static pool unit recovery dollars, adjusted for recent market trends, to arrive at the forecasted recovery dollars by static pool month of charge-off. A 1.0% decrease in the estimated value of vehicles at auction at December 31, 2013 would result in a decrease in net income of approximately $1.2 million. Insurance, bankruptcy and deficiency collections are estimated using historical trends adjusted for changes to recovery practices. Changes in recovery receivables are treated as increases or decreases to net charge-offs and ultimately the allowance for credit losses.

Valuation of Inventory
Inventory consists of used vehicles held-for-sale or currently undergoing reconditioning and is stated at the lower of cost or market value. Vehicle inventory cost is determined by specific identification. Direct and indirect vehicle reconditioning costs including parts and labor, overhead, costs to transport the vehicles to our reconditioning and dealership locations, buyer costs, and other incremental costs are capitalized as a component of our inventory. Determination of the market value of inventory involves assumptions regarding wholesale loss rates derived from historical trends and could be affected by changes in supply and demand at our retail locations and at auction. A 1.0% decrease in the valuation of our inventory at December 31, 2013 would result in a decrease in net income of approximately $3.2 million.
Secured Financings
We sell loans originated at our dealerships to bankruptcy-remote securitization subsidiaries, which, in turn, transfer the loans to separate trusts that issue notes and certificates collateralized by these loans. The notes (asset-backed securities) are sold to investors, and we retain the certificates. We continue to service all securitized loans. We have determined the trusts to be variable interest entities with DTAC being the primary beneficiary. Therefore, loans included within the securitization transactions are recorded as finance receivables, with the asset-backed securities issued by the trusts recorded as a component of portfolio term financings in the accompanying consolidated balance sheets.
Note: See Note 2 to the Consolidated Financial Statements - Significant Accounting Policies, appearing elsewhere in this document for more detailed information regarding our accounting policies.
Factors Affecting Comparability
We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
Revenue Recognition
Beginning in the fourth quarter of 2012 we began offering our DriveCare® extended vehicle service contract as a separately priced optional product in certain regions in which we operate, with all dealerships offering the service contract as a separately priced product by the end of 2013. In addition, during 2013 we began offering GAP and GPS as separately priced optional products. As a result, revenue associated with separately sold VSC, GAP and GPS contracts is deferred and recognized over the life of the agreement, in relation to the usage and expected duration of the contracts. For the years ending December 31, 2013 and 2012, the gross negative impact to GAAP revenue due to the deferment of revenue associated with the unbundling of ancillary products was $39.6 million and $2.5 million, respectively. The deferral of revenue related to the sale of these products will continue to have a direct material impact on our gross revenue, gross margin and net profitability of vehicle sales in future periods compared to historical results. However, we believe the economic impact of the unbundling will be accretive to the business due to the expected positive impact to volume.
Beginning in 2013 we began offering Cancel Anytime Lease™ to our customers as an alternative financing option to purchasing a vehicle through an installment sales contract. Recognition of lease revenue is deferred over the term of the lease and is included in other income on the consolidated statements of operations.
Recoveries
During 2013, we evaluated our recovery estimates related to sales tax credits in certain states in which we operate. As a result, we now include an estimate of credits to be received on certain state sales tax returns related to accrued but charged-off interest and post charge-off interest assessed to customer's accounts. Recoveries as a percent of charge-offs were approximately 2.0% higher as a result of this change.
Inilex
In June 2013 we acquired a controlling interest in Inilex, a provider of GPS technology and telemetry solutions. In accordance with ASC 810 we consolidate Inilex's results into our financial statements and eliminate all intercompany transactions. The impact of this consolidation leads to $8.1 million of additional revenue included in other income as compared to the prior years. As a result of the application of this guidance, the consolidated statements of operations show a net loss attributable to the noncontrolling interest in Inilex in the amount of $0.50 million. The benefit of the ownership in Inilex to us is represented in a lower per unit cost resulting in a higher net income margin.

Results of Operations
Comparison of years ended December 31, 2013 and 2012
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,		% Change
	2013	2012
Revenue:	($ in thousands)
Sales revenue	$1,055,504	$920,507	14.7%
Interest income	327,798	299,382	9.5%
Other income	17,594	1,175	1,397.4%
Total revenue	1,400,896	1,221,064	14.7%
Costs and expenses:
Cost of sales	731,190	607,932	20.3%
Provision for credit losses	308,332	253,603	21.6%
Portfolio debt interest expense	42,196	41,978	0.5%
Non-portfolio debt interest expense	2,552	4,644	(45.0)%
Senior secured debt interest expense	30,325	26,470	14.6%
Selling and marketing	32,138	28,015	14.7%
General and administrative	195,806	176,266	11.1%
Depreciation expense	25,032	19,740	26.8%
Total costs and expenses	1,367,571	1,158,648	18.0%
Income before income taxes	33,325	62,416	(46.6)%
Income tax expense	1,609	1,194	34.8%
Net income from continuing operations	$31,716	$61,222	(48.2)%
Sales Revenue
Sales revenue increased by 14.7% for the year ended December 31, 2013 due to a 13.8% increase in the unit volume of used vehicles sold and a 0.8% increase in our average combined sales price of the vehicle and ancillary products compared to 2012. The increase was partially offset by a 5.3% decrease in revenue due to the impact of unbundling our ancillary products. The increase in sales volume is primarily attributable to an increase in the average number of stores in operations related to a full year of operations for the net increase of eight stores in 2012 combined with the partial year of operations for the 13 stores opened in 2013. Sales volume was also positively impacted from an increase in the number of applications received per store, as a result of unbundling our ancillary products from the sales price of the vehicle, which made the pricing of our vehicles more comparable in the marketplace. See also "Critical Accounting Policies - Revenue Recognition" above for additional discussion surrounding the impact of selling our vehicle service contract as a separately price product.
Interest income
Interest income increased for the year ended December 31, 2013 compared to 2012 primarily due to a $174.9 million increase in our average portfolio principal outstanding, compared to 2012, partially offset by a decrease in average portfolio yield. The increase in average portfolio size was driven by the increase in origination volume and an increase in the average amount financed per loan origination. The decrease in the average effective yield was attributed to a result of a decrease in average APR of contracts originated. See “Originations” below for further discussion.
Other income
Other income includes Inilex revenue from the sale of its GPS product to third parties, as well as the revenue recognized on our lease financing product. Other income increased for the year ended December 31, 2013 compared to 2012 primarily due to the acquisition of Inilex and the inception of our leasing program.
Cost of sales
Cost of sales increased for the year ended December 31, 2013 compared to 2012 as a result of an increase in the number of vehicles sold combined with an increase in the per unit average cost of vehicles sold. The increase in per unit cost of vehicles sold is attributable to an overall increase in the average cost of vehicles acquired at auction, which is the result of selling a lower mileage and newer model year vehicle in 2013 compared to 2012.

Gross margin

	As of December 31,
	2013	2012
GAAP gross margin percentage	32.0%	33.9%
Economic gross margin percentage	35.8%	34.2%
The decrease in gross margin as a percentage of sales revenue for the year ended December 31, 2013 compared to 2012, is primarily attributable to the accounting effects related to offering our vehicle service contract as a separately priced product. Excluding the effects of selling our ancillary products as separately priced items, gross economic margin percentage would have increased 1.6% for the year ended December 31, 2013 as compared to 2012. Gross margin was also affected by higher vehicle acquisition costs. As we experience wholesale pricing pressure, our ability to pass on costs to our customers is limited, because our customers are generally sensitive to down payment, monthly payment amounts and financing terms.
Provision for credit losses
Provision for credit losses increased for the year ended December 31, 2013 compared to 2012 primarily as a result of an increase in the principal balance of loans outstanding as a result of increased origination volume, coupled with an increase in the allowance as a percentage of principal.
Net charge-offs as a percent of average outstanding principal increased to 14.8% from 13.9% for the year ended December 31, 2013 compared to 2012. The increase in net charge-offs percentage is the result of an increase in gross charge-offs, coupled with a decrease in our recovery rate. Gross principal charged-off increased slightly to 23.8% compared to 23.4% for the year ended December 31, 2013 compared to 2012. Influencing gross loss rates were higher average principal charge-offs due in part to higher vehicle acquisition cost, which resulted in a higher amount financed and longer financing terms to maintain customer payment affordability, plus general economic conditions including unemployment and underemployment rates, and the latent impact of the disruption of our collection operations resulting from the terminated transaction for the sale of the Company in 2012. Recoveries as a percentage of principal charged-off decreased to 37.6% from 40.3% for the year ended December 31, 2013 compared to 2012. Beginning in the second quarter of 2012 and continuing throughout 2013, the wholesale market softened partially as a result of rising new vehicle sales, increasing the inventory of used vehicles from trade-ins, and an increase in supply of fleet vehicles as rental companies are retiring more vehicles. Recoveries for 2013 were positively impacted by a change in our estimated sales tax credits.
Our allowance as a percent of principal outstanding increased from 15.7% at December 31, 2012 to 16.0% at December 31, 2013. The increase in the allowance rate is due to an increase in gross charge-off expectations as a result of an increase in average term and an expectation that recovery values will continue to decline in 2014.
Portfolio debt interest expense
Total portfolio debt interest expense increased for the year ended December 31, 2013 compared to 2012. This increase is the result of an increase in the average portfolio debt outstanding to $1.2 billion from $961.1 million for the years ending December 31, 2013 and 2012, respectively, partially offset by a decrease in the overall cost of funds as a result of lower borrowing costs on our recent securitizations, bank term financing and warehouse facilities.
Non-portfolio debt interest expense
Total non-portfolio debt interest expense decreased for the year ended December 31, 2013 compared to 2012. The decrease was due to the sale of GO Financial and subsequent reclassification of a portion of interest expense in 2013 to discontinued operations.
Senior secured debt interest expense
Senior Secured debt interest expense increased for the year ended     December 31, 2013 compared to 2012. This increase is due to an additional $50.0 million of Senior Secured notes issued in May 2013.
Selling and marketing expense
Selling and marketing expenses increased for the year ended December 31, 2013 compared to 2012. These increases are primarily due to our geographic expansion into new markets.
General and administrative expense
General and administrative expenses increased for the year ended December 31, 2013 compared to 2012. This increase was primarily due to an increase in operating lease expense related to an increased number of dealerships in operation year over year, combined with a corresponding increase in salaries and wages related to an increase in average number of employees related to our operational expansion. Additionally general and administrative expense increased through the acquisition of Inilex and through the growth of our online auto sales initiative, Carvana.

Depreciation expense
Depreciation expense increased for the year ended December 31, 2013 compared to 2012. This increase was primarily the result of an increase in capital expenditures associated with the expansion of our dealership base and information technology infrastructure.
Net income
The following table sets forth net income adjusted for factors affecting comparability:

	Year Ended December 31,
	2013	2012
	(In thousands)
Net Income from continuing operations	31,716	61,222
Change in Deferred Income (1)	40,124	2,111
Adjusted Net Income	71,840	63,333

(1)
Deferred income is the net economic benefit of estimated deferred revenue and expense related to VSC, GAP and GPS. Although expense is recognized for GAAP purposes when incurred, for purposes of this presentation, costs are assumed to be recognized up front.

Net income for the year ended December 31, 2013 decreased compared to 2012. The decrease in net income is primarily due to (i) the accounting effects of deferring income from the sale of our VSC, GAP and GPS products; (ii) an increase in general and administrative expenses associated with our retail expansion; and (iii) an increase in provision for loan losses for our growing portfolio balance.
Excluding the effects of deferred income, adjusted net income for the year ended December 31, 2013 and 2012 would have been $71.8 million and $63.3 million, respectively.
Originations
The following table sets forth information regarding our originations for the periods indicated:

	Year Ended December 31,		Change
	2013	2012
	($ in thousands, except per loan data)
Amount originated	$1,106,422	$917,093	$189,329
Number of loans originated	68,177	59,483	8,694
Average amount financed	$16,229	$15,418	$811
Average APR originated	19.0%	20.3%	(1.3)%
Average term (in months)	64.5	57.4	7.1
Average down payment	$962	$998	$(36)
Down payment as a percent of amount financed	5.9%	6.5%	(0.6)%
Origination volume and number of loans originated increased due to an increase in the number of used vehicles sold and an increase in the average amount financed per loan originated. The number of used vehicles sold increased as a result of an increase in the average number of dealerships in operation in 2013 compared to 2012. The average amount financed per loan originated increased as a result of an increase in the average sales price per vehicle sold and financing ancillary products, coupled with a decrease in the average down payment per loan originated. Average APR decreased and average term increased for the year ended December 31, 2013 compared to 2012. These changes are a result of our overall interest rate and financing/underwriting strategy, which is designed to optimize affordability to our customers, while considering the effects of retail cost and vehicle pricing.

Receivables portfolio
The following table shows the characteristics of our finance receivables portfolio for the periods indicated:

	As of and for the Year Ended December 31,		Change
	2013	2012
Average Remaining Principal Per Loan, End Of Period	$12,397	$11,380	$1,017
Weighted Average APR of Contracts Outstanding	20.0%	20.4%	(0.4)%
Average Age Per Loan (in months)	13.7	14.4	(0.7)
Delinquencies:
Delinquencies 1 - 30 Days	30.0%	33.0%	(3.0)%
Delinquencies 31 - 60 Days	9.0%	10.0%	(1.0)%
Delinquencies 61 - 90 Days	4.9%	5.1%	(0.2)%
Delinquencies 91 - 120 Days	2.4%	2.8%	(0.4)%
Total Past Due	46.3%	50.9%	(4.6)%
The average remaining principal balance increased as of December 31, 2013, compared to 2012, due to an increase in the average amount financed per loan coupled with an increase in term.
Delinquencies
As a percentage of total outstanding loan principal balances, delinquencies greater than 30 days decreased year over year. In May 2012 the Company entered into an agreement to sell its portfolio, which was later terminated in November 2012. As a result, we experienced greater turnover of collections personnel, while enacting a collections hiring freeze, which resulted in a general disruption of our collections operations, all leading to an adverse impact on delinquencies in 2012. During the same time, we also closed our regional collection centers in Orlando, Florida and Richmond, Virginia, which had an additional impact. In 2013 we took steps to increase collections personnel and supplement our closed regional centers, returning to our normal staffing levels.
Results of Operations
Comparison of years ended December 31, 2012 and 2011
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,		% Change
	2012	2011
Revenue:	(In thousands)
Sales revenue	$920,507	$838,242	9.8%
Interest income	299,382	283,065	5.8%
Other income	1,175	660	78.0%
Total revenue	1,221,064	1,121,967	8.8%
Costs and expenses:
Cost of sales	607,932	544,504	11.6%
Provision for credit losses	253,603	207,198	22.4%
Portfolio debt interest expense	41,978	43,475	(3.4)%
Non-portfolio debt interest expense	4,644	3,034	53.1%
Senior secured debt interest expense	26,470	26,541	(0.3)%
Selling and marketing	28,015	22,790	22.9%
General and administrative	176,266	168,202	4.8%
Depreciation expense	19,740	16,075	22.8%
Total costs and expenses	1,158,648	1,031,819	12.3%
Income before income taxes	62,416	90,148	(30.8)%
Income tax expense	1,194	1,221	(2.2)%
Net income from continuing operations	$61,222	$88,927	(31.2)%

Sales revenue
Sales revenue increased for the year ended December 31, 2012 compared to 2011 primarily due to an increase in sales volume of 6.8%, coupled with a 2.8% increase in the average sales price per vehicle net of sales returns and allowances. The increase in sales volume is primarily attributable to an increase in the average number of stores in operation as a result of opening ten new stores and closing two in 2012. The increase in average sales price per vehicle sold is attributable to an overall increase in the average cost of used vehicles sold, both as a result of an increase in wholesale used vehicle prices causing our acquisition cost to increase, and an increase in reconditioning costs, as a result of acquiring vehicle inventory with higher mileage and age, year over year. See also “—Cost of sales” below.
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
Cost of sales
Cost of sales increased for the year ended December 31, 2012 compared to 2011 as a result of an increase in the number of vehicles sold and an increase in the per unit average cost of vehicles sold. Our cost of vehicles sold per unit increased primarily as a result of higher acquisition costs at auction and an increase in vehicle reconditioning costs. Acquisition costs have increased as a result of an appreciation in wholesale used vehicle prices. Wholesale used vehicle prices increased throughout most of 2012, with prices starting to soften at the end of the fourth quarter. Price appreciation was caused by increased demand for used vehicles, coupled with a decrease in supply of used vehicles nationwide. In an effort to maintain overall affordability for our customers, we purchased vehicles with a higher average age and mileage to limit our base cost of vehicles acquired at auction. As a result, reconditioning costs have also increased.
Gross margin
Gross margin as a percentage of sales revenue decreased for the year ended December 31, 2012 compared to 2011. The decrease in gross margin is primarily attributable to an increase in our “Cost of sales” as described above, while only a portion of these costs were passed on to our customers through an increase in sales price due to competitive pressure, and to maintain affordability for our customers. As we experience wholesale pricing pressure, our ability to pass on cost to our customers is limited, because our customers are generally down payment and monthly payment sensitive.
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
Senior secured debt interest expense
The weighted average effective rate on the Senior Secured Notes was 13.2% and 13.3% for the years ended December 31, 2012 and 2011, respectively, which includes amortization of discount and deferred financing costs. In June 2010 we issued $200.0 million of 12.625% Senior Secured Notes due 2017. The Senior Secured Notes were issued with an original issuance price of 98.854%. Interest on the Senior Secured Notes is payable semi-annually in arrears on June 15th and December 15th of each year.
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
General and administrative expense
General and administrative expenses increased for the year ended December 31, 2012 compared to 2011. This increase was primarily the result of the increased number of dealerships and reconditioning centers in operation year over year, and a corresponding increase in salaries and wages as we increased the number of employees in conjunction with our overall expansion. Lease expense increased due to the increased number of facilities in operation combined with an increase in the per facility location costs as our new locations have a larger footprint than legacy locations. In addition, we incurred approximately $3.9 million in transaction-related costs associated with the potential sale of the Company that was terminated in the fourth quarter of 2012 and approximately$3.1 million in initial costs associated with the CFPB requests for information.
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
Receivables portfolio
The following table shows the characteristics of our finance receivables portfolio for the periods indicated:

	As of and for the Year Ended December 31,		Change
	2012	2011
Average Remaining Principal Per Loan, End Of Period	$11,380	$10,683	$697
Weighted Average APR of Contracts Outstanding	20.4%	20.8%	(0.4)%
Average Age Per Loan (in months)	14.4	15.0	(0.6)
Delinquencies:
Delinquencies 1 - 30 Days	33.0%	22.0%	11.0%
Delinquencies 31 - 60 Days	10.0%	7.1%	2.9%
Delinquencies 61 - 90 Days	5.1%	3.8%	1.3%
Delinquencies 91 - 120 Days	2.8%	0.3%	2.5%
Total Past Due	50.9%	33.2%	17.7%
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

Seasonality of Earnings
To illustrate the seasonality in total revenue, costs and expenses, and income before taxes, a summary of the quarterly financial data follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands)
2013:
Total revenue	$385,224	$360,865	$364,204	$290,603	$1,400,896
Costs and expenses	$367,061	$339,975	$358,818	$301,717	$1,367,571
Income / (loss) before income taxes	$18,163	$20,890	$5,386	$(11,114)	$33,325
Net income / (loss) from continuing operations	$17,821	$20,620	$5,455	$(12,180)	$31,716
2012:
Total revenue	$367,663	$301,850	$304,785	$246,766	$1,221,064
Costs and expenses	$333,825	$271,596	$299,344	$253,883	$1,158,648
Income / (loss) before income taxes	$33,838	$30,254	$5,441	$(7,117)	$62,416
Net income / (loss) from continuing operations	$33,446	$29,987	$5,070	$(7,281)	$61,222
2011:
Total revenue	$332,856	$275,405	$286,012	$227,694	$1,121,967
Costs and expenses (1)	$291,841	$242,975	$273,567	$223,436	$1,031,819
Income / (loss) before income taxes	$41,015	$32,430	$12,445	$4,258	$90,148
Net income / (loss) from continuing operations	$40,503	$32,093	$12,383	$3,948	$88,927
(1)Includes net gains / losses on extinguishment of debt.
Seasonality of Vehicle Sold and Leased
To illustrate the seasonality of retail sales and leased units, a summary of quarterly data has been provided:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter			Full Year
Year	Units	%	Units	%	Units	%	Units	%		Units	%
2013	19,607	26.7%	17,357	23.7%	19,563	26.7%	16,782	22.9%	(1)	73,309	100%
2012	19,145	31.9%	14,667	24.5%	14,839	24.8%	11,279	18.8%		59,930	100%
2011	18,095	32.2%	13,639	24.3%	14,233	25.4%	10,142	18.1%		56,109	100%
2010	16,303	31.0%	12,284	23.4%	13,382	25.5%	10,529	20.1%		52,498	100%
2009	15,787	32.0%	11,941	24.1%	12,297	24.8%	9,475	19.1%		49,500	100%

(1)	Fourth quarter unit sales increased as a result of the implementation of our leasing program. We expect leases to demonstrate a seasonality pattern similar to vehicle sales.
Seasonality of Loan Performance
The following table represents the performance of our entire loan portfolio outstanding for each period shown, and does not represent static pools based on origination year. As is evident from the table below, the seasonality in our business results in net charge-offs typically being the highest in the third and fourth quarter of each year and the lowest in the first and second quarter of each year.
Net Charge-Offs as a Percent of Average Portfolio Principal Balance:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013	3.8%	3.2%	4.2%	3.6%	14.8%
2012	3.0%	2.7%	3.9%	4.3%	13.9%
2011	3.0%	2.4%	3.7%	4.0%	13.1%
2010	3.3%	2.5%	3.7%	4.0%	13.5%
2009	4.9%	3.9%	4.8%	4.6%	18.2%

Liquidity and Capital Resources
General
We require capital to provide financing to our customers, to purchase vehicle inventory, to purchase lease fleet vehicles, to open new dealerships and reconditioning facilities, investments in new business segments and joint venture partnerships and for general corporate purposes, including property and equipment acquisition and other operational expenses.
We historically have funded our capital requirements through operating cash flow, portfolio warehouse facilities, securitizations, bank term financings, residual cash flow, term facilities, inventory and other revolving debt facilities, real estate mortgage financing, and other notes payable (including senior secured notes, junior secured notes, senior unsecured notes, and subordinated notes).
Financing sources
We currently fund our capital requirements through the following:

1.	Portfolio term financings including asset-backed securitizations.

2.	Portfolio warehouse facilities including agreements with three different institutional lenders.

3.	Term residual facility.

4.	Revolving inventory facility.

5.	Senior Secured Notes.

6.	Operating leases for the majority of our dealerships, reconditioning centers, operations facilities and our corporate office.

7.	Other secured notes payable including, a mortgage loan for our operations call center in Mesa, Arizona and other capital leases.
For additional details and terms regarding these debt instruments, see Note 8 — Debt Obligations to our consolidated financial statements included in Part II, Item 8 of this report.
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
Recent financing and cash flow transactions

•	In November 2013, we paid down $50.0 million of our term residual facility.

•	In November 2013, we paid a dividend of $2.8 million to pay taxes related to prior period taxable income.

•
In January 2014 we completed our 2014-1 securitization, issuing $267.8 million of asset-backed securities with a original duration weighted average coupon of 2.57%. The securities were rated in tranches with credit ratings from AAA to BBB by Standard and Poor's Ratings Service, DBRS, Inc. and Kroll Bond Rating Agency.

•	In March 2014 we extended the expiration date of the RBS warehouse facility to June 2014.
Operating leases
Operating leases are a significant component of our financing sources. At December 31, 2013, we leased the majority of our dealership and reconditioning center locations. We also lease our corporate office in Phoenix, Arizona, and an operations collections facility in Dallas, Texas. As each lease matures, we evaluate the existing location to determine whether the dealership should be relocated to another site in the region closer in proximity to new car franchises and/or higher traffic retail areas. As of December 31, 2013, we had approximately $105.9 million in aggregate operating lease obligations.
Shareholder distributions
Income from S-corporations flows through to the individual shareholders, who report income/losses on their individual income tax returns. We have made distributions to shareholders to fund the tax paid by the shareholders related to S-corporation income of DTAG and DTAC, in addition to general distributions to the shareholders.

The following table summarizes distributions to shareholders since January 1, 2003.

	January 1, 2003 - December 31, 2010	2011	2012	2013	Totals
	(In thousands)
Distributions to shareholders	$319,617	$51,845	$51,195	$13,701	$436,358
Less: S-corporation shareholder tax liability based on highest tax rates	123,256	25,180	26,878	9,740	185,054
Distributions in excess of amounts to pay taxes	$196,361	$26,665	$24,317	$3,961	$251,304
Liquidity
The following is a summary of total available liquidity, consisting of unrestricted cash and availability under our portfolio warehouse and inventory facilities for the periods indicated:

	December 31,
	2013	2012	2011
	(In thousands)
Unrestricted cash	$30,754	$26,478	$25,930
Portfolio warehouse facilities	99,850	54,185	148,837
Term residual facility	—	9,058	—
Inventory facility	3,679	48,679	55,500
Total liquidity	$134,283	$138,400	$230,267
The following table presents a summary of our access to liquidity under our portfolio warehouse facilities and our inventory facility based on collateral pledged as of December 31, 2013 and 2012:

As of December 31, 2013	Facility Amount	Amount Drawn	Unused Facility Amount	Borrowing Base	Amount Drawn	Total Availability
	(In thousands)
Deutsche Bank warehouse	$150,000	$98,400	$51,600	$116,878	$98,400	$18,478	(1)
Wells Fargo warehouse	150,000	107,000	43,000	114,434	107,000	7,434	(2)
RBS warehouse	125,000	78,000	47,000	82,829	78,000	4,829	(3)
DTAC receivables	N/A	N/A	N/A	69,109	N/A	69,109	(4)
Total portfolio warehouse facilities	$425,000	$283,400	$141,600	$383,250	$283,400	$99,850
Santander term residual line	50,000	50,000	—	50,000	50,000	—
Inventory facility	140,000	136,321	3,679	140,000	136,321	3,679
	$615,000	$469,721	$145,279	$573,250	$469,721	$103,529
Unrestricted cash						30,754
Total cash and availability						$134,283

As of December 31, 2012	Facility Amount	Amount Drawn	Unused Facility Amount	Borrowing Base	Amount Drawn	Total Availability
	(In thousands)
Deutsche Bank warehouse	$150,000	$19,300	$130,700	$25,272	$19,300	$5,972	(1)
RBS warehouse	150,000	23,000	127,000	24,640	23,000	1,640	(2)
Wells Fargo warehouse	125,000	14,900	110,100	15,816	14,900	916	(3)
DTAC receivables	N/A	N/A	N/A	45,657	N/A	45,657	(4)
Total portfolio warehouse facilities	$425,000	$57,200	$367,800	$111,385	$57,200	$54,185
Santander term residual line	100,000	25,000	75,000	34,058	25,000	9,058
Inventory facility	140,000	91,321	48,679	140,000	91,321	48,679
	$665,000	$173,521	$491,479	$285,443	$173,521	$111,922
Unrestricted cash						26,478
Total cash and availability						$138,400

(1)	As of December 31, 2013 and December 31, 2012, amount excludes $4.3 million and $1.6 million of warehouse cash collections respectively per borrowing base definition.

(2)	Assumes collection and reserve amounts on deposit of $4.2 million for December 31, 2013 and $1.6 million for December 31, 2012 are used to paydown amount drawn.

(3)	As of December 31, 2013 and December 31, 2012, amount excludes $5.0 million and $1.3 million of warehouse cash collections respectively per borrowing base definition.

(4)
Includes $105.9 million for December 31, 2013 and $79.3 million for December 31, 2012 of unpledged qualifying receivables that can be pledged immediately and bring total borrowing to our maximum capacity. The borrowing base is the lesser of total eligible collateral multiplied by the applicable advance rate and the facility amount.

Changes in liquidity
Changes in liquidity are affected by increases and decreases to our operating cash flow, changes in advance rates on our portfolio warehouse facilities, capacity of our portfolio warehouse and inventory facilities, portfolio term financings, and changes in other notes payable. The following is a summary of changes in liquidity for each period presented:

	December 31,
	2013	2012	2011
	(In thousands)
Liquidity – beginning of period	$138,400	$230,267	$145,837
Net increase in cash and cash equivalents	4,276	548	2,253
(Decrease) Increase in portfolio warehouse availability	45,665	(94,652)	36,677
(Decrease) Increase in Santander term residual line	(9,058)	9,058	—
(Decrease) Increase in inventory facility availability	(45,000)	(6,821)	45,500
Liquidity – end of period	$134,283	$138,400	$230,267
Change in liquidity during the year ended December 31, 2013. Our liquidity for the year ended December 31, 2013 decreased $4.1 million. This decrease was primarily the result of a decrease in the facility size of our term residual line combined with an increase in the amount drawn from our inventory line to fund an increase in inventory levels to support the anticipated demand in the first quarter of 2014 and national roll-out of the Driver's Seat Cancel Anytime Lease™. These decreases were partially offset by an increase in the borrowing base of our portfolio warehouse facilities primarily related to an increase in the average advance rate and increased availability related to the sale of GO Financial and its related dealer finance receivables, which were not eligible for borrowing base in the prior year.
Change in liquidity during the year ended December 31, 2012 Our liquidity for the year ended December 31, 2012 decreased $91.9 million as compared to 2011. This decrease was primarily the result of the origination of $45.0 million of GO Financial dealer finance receivables, which were not eligible for borrowing base, and higher inventory levels resulting in borrowing base in excess of facility capacity.
Change in liquidity during the year ended December 31, 2011. Our liquidity for the year ended December 31, 2011 increased $84.4 million as compared to 2010. This increase was primarily the result of increased liquidity from our revolving inventory facility and increased portfolio warehouse availability. Increased portfolio warehouse availability was primarily the result of higher advance rates on our warehouse facilities and securitizations.

Cash flows
Operating activities
For the year ended December 31, 2013, net cash used in operating activities increased compared to 2012. The increase in cash used in operating activities was primarily due to a decrease in net income and an increase in loan originations over collections and recoveries of principal balances received. These decreases were partially offset by an increase in deferred revenue related to the sale of separately priced ancillary products and a smaller increase in our vehicle inventory.
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
Investing activities
For the year ended December 31, 2013, net cash used in investing activities decreased as compared to 2012. The decrease in cash used in investing activities was primarily due to the proceeds received from the sale of GO Financial. These proceeds were partially offset by an increase in cash used to acquire property and equipment which was primarily related to the inception of our leasing program.
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
Financing activities
For the year ended December 31, 2013, net cash provided by financing activities increased as compared to 2012. This increase was partly related to additional borrowings on our warehouse facilities which were facilitated through increases in advance rates and an increase in 2013 originations, both of which increased our borrowing capacity of these facilities. Also affecting cash provided by financing activities was an increase in amounts borrowed on our inventory facility year over year, which were accomplished through a larger borrowing base of vehicle inventory. We also reduced the amount used to pay dividends year over year. Partially offsetting these increases was a decrease related to portfolio term financings. In 2012 we executed two securitizations plus a bank term financing for a total of $832.2 million in debt, whereas in 2013, we completed two securitizations aggregating $468.9 million.
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
For the year ended December 31, 2011, net cash provided by financing activities increased as compared to 2010. This increase was partially due to three securitizations during the course of 2011, in which we issued $708 million in asset-backed securities as opposed to one securitization in 2010 for $228.0 million. This increase was partially offset by the pay-down of our warehouse facilities. We also increased the amount borrowed under our inventory line when we amended and restated the inventory facility and increased the facility capacity.

Contractual Obligations
The following tables set forth the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms:

	As of December 31, 2013
	Payments by Period
	Total	Less than 1 Year (3)	Years 2-3	Years 4-5	More than 5 Years
	(In thousands)
Securitizations & bank term financing (1)	$937,821	$466,934	$398,965	$71,922	$—
Portfolio warehouse facilities (2)	283,400	154,953	128,447	—	—
Portfolio term residual financing	50,000	—	—	—	50,000
Senior Secured Notes	253,316	—	—	253,316	—
Inventory facility	136,321	136,321	—	—	—
Real estate mortgage loan	12,231	236	515	11,480	—
Real estate facility	13,412	2,406	4,812	4,812	1,382
Capital lease obligations	1,773	1,137	636	—	—
Operating lease obligations	105,920	23,503	37,341	26,393	18,683
Total contractual obligations (4)	$1,794,194	$785,490	$570,716	$367,923	$70,065

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
Senior Secured Notes Collateral
Our Senior Secured Notes due June 15, 2017 contain a collateral coverage ratio covenant which requires the Company to maintain a collateral coverage ratio of 1.5x the outstanding Senior Secured Notes. The following is the calculation of the collateral coverage ratio as of December 31, 2013 and is not meant to portray a GAAP summary of collateral but rather a summary of collateral as it resides legally within the Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Co-Issuers.

	As of December 31, 2013
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuers	Total
	(In thousands)
Collateral Amounts:
Net Receivables Value (1)	$—	$277,610	$179,646	$457,256
Net Inventory Value (2)	125,527	—	—	125,527
Cash Equivalents (3)	—	—	—	—
Total Collateral Amount	$125,527	$277,610	$179,646	$582,783
12.625% Senior Secured Notes				250,000
Collateral Coverage Ratio				2.3x

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
Impact of New Accounting Pronouncements
For a discussion of recent accounting pronouncements applicable to us, see Note 18 — Recent Accounting Pronouncements to the consolidated financial statements as of December 31, 2013, included in Part II, Item 8 of this report.

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
In prior years, the used vehicle market experienced strong appreciation in used vehicle wholesale prices. The appreciation resulted, in part, from a reduced supply of used vehicles in the market due to a decline in new car industry sales coupled with a decrease in used vehicle trade-in activity compared with pre-recession levels. Higher wholesale values increased our vehicle acquisition and related costs, which led us to increase the age and mileage of vehicles we sold in order to maintain customer affordability. The increase in costs led to an increase in our average selling price for used vehicles, of which we only passed a portion of these costs to our customers to maintain customer affordability. Higher wholesale values also improved our recovery values as a percentage of principal charged-off.
Non-GAAP Discussion
EBITDA, Adjusted EBITDA and Recurring Adjusted EBITDA, which we refer to as the non-GAAP financial measures, are supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”). The non-GAAP financial measures are not measures of our financial performance under GAAP and should not be considered as an alternative to GAAP net income (loss) or any other performance measures derived in accordance with GAAP. See the footnotes to the tables in “Item 6—Selected Financial Data” for definitions of the other non-GAAP financial measures.
We present non-GAAP financial measures because we consider them to be important supplemental measures of our operating performance. The adjustment in our calculation of Adjusted EBITDA was made because management believes it represents our core economic operating performance. The adjustments in our calculation of Recurring Adjusted EBITDA are adjustments for items management does not consider to be reflective of our core economic operating performance. Management considers our core economic operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period.
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
Because of these limitations, EBITDA, Adjusted EBITDA and Recurring Adjusted EBITDA and other non-GAAP financial measures should not be considered as discretionary cash available to us to reinvest in the growth of our business. You should compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP financial measures on a supplemental basis.
EBITDA represents net income (loss) before income tax expense, total interest expense (secured and unsecured) and depreciation expense. Adjusted EBITDA represents EBITDA plus the change in deferred income. Recurring Adjusted EBITDA represents Adjusted EBITDA less sales tax refund adjustments, plus stock compensation expense, CFPB Expense and Transaction Costs.

In evaluating EBITDA, Adjusted EBITDA and Recurring Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of EBITDA, Adjusted EBITDA and Recurring Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. EBITDA, Adjusted EBITDA and Recurring Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does reflect:

•	cash expenditures for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital requirements;

•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	the cost or cash required to replace assets that are being depreciated or amortized; and

•	the impact on our reported results of earnings or charges resulting from items accounted for in the GAAP measure from which EBITDA, Adjusted EBITDA and Recurring Adjusted EBITDA are derived.
The following table presents data relating to EBITDA, Adjusted EBITDA and Recurring Adjusted EBITDA, which are non-GAAP measures, for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(Unaudited) (In thousands)
Net income from continuing operations	$31,716	$61,222	$88,927
Plus EBITDA adjustments:
Income tax expense	1,609	1,194	1,221
Total interest expense	75,073	73,092	73,050
Depreciation expense	25,032	19,740	16,075
EBITDA	$133,430	$155,248	$179,273
Deferred Income Adjustments (1)	40,124	2,111	—
Adjusted EBITDA	$173,554	$157,359	$179,273
Sales Tax Refund Adjustment (2)	(828)	(3,008)	(1,530)
Restricted stock compensation expense (3)	1,239	1,546	2,789
CFPB Expenses (4)	—	3,090	—
Transaction Costs (5)	—	3,942	—
Recurring Adjusted EBITDA	$173,965	$162,929	$180,532

(1)	Represents deferred revenue net of expected cost associated with ancillary products.

(2)	Represents non-cash adjustments to sales tax refunds related to loans charged-off in prior periods.

(3)
In December 2010, our chief executive officer, entered into a Restricted Stock Agreement with DTAG and DTAC pursuant to which we awarded a specified number of shares of restricted stock to Mr. Fidel. Such shares vested over a three-year period based on the achievement by the Company of certain income before income tax targets. See “Item 11—Executive Compensation— Compensation Discussion and Analysis—Chief Executive Officer Restricted Stock Grant.”

(4)	Represents initial direct costs incurred in responding to the CFPB's request for information.

(5)	Represents directs costs incurred in conjunction with the terminated sale of the Company in 2012.

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
Our financial instruments consist primarily of fixed rate finance receivables and fixed and variable rate notes payable. Our finance receivables are classified as subprime loans and generally bear interest ranging from 3.6% to 29.9% or the maximum interest rate allowed in states that impose interest rate limits. At December 31, 2013, the remaining scheduled maturities on our finance receivables ranged from one to 75 months, with a weighted average remaining maturity of 50.7 months. The interest rates we charge our customers on finance receivables have not changed significantly as a result of fluctuations in market interest rates. We may increase the interest rates we charge in the future if market interest rates rise. The affordability of our customers’ payments is an important component of the structure of our transactions. Because of these affordability concerns for our customers and interest rate limits imposed by some states, we may not pass on the entire portion of future rate increases to our customers.
Approximately $1.0 billion of our total debt of $1.7 billion at December 31, 2013, consists of fixed-rate collateralized asset-backed securities issued under our securitization program and Senior Secured Notes payable, and other notes with a fixed interest rate. Our securitization program has allowed us to mitigate our interest rate risk by periodically replacing variable rate borrowings under our portfolio warehouse facilities with fixed rate borrowings during the year.
The table below illustrates the impact that hypothetical changes in interest rates could have on our interest expense for the years ended December 31, 2013 and 2012. We compute the impact on interest expense for the period by first computing the baseline interest expense on our debt with interest rate risk, which includes the variable rate revolving credit lines and the variable rate notes payable. We then determine interest expense based on each of the interest rate changes listed below and compare the results to the baseline interest expense. The table does not give effect to our fixed rate receivables and borrowings.

	Increase (Decrease) in Interest Expense
	Year to date December 31, 2013	Year to date December 31, 2012
Change in Rates	(In thousands)
+200 basis points	$12,853	$3,884
+100 basis points	$6,427	$1,942
-100 basis points	$(6,427)	$(1,942)
-200 basis points	$(12,853)	$(3,884)
In computing the effect of hypothetical changes in interest expense, we have assumed that:

•	interest rates used for the baseline and hypothetical net interest expense amounts are on a monthly basis and in effect for the entire month;

•	interest for the period is calculated on monthly average debt balances during the applicable periods; and

•	there is no change in average balance outstanding as a result of the interest rate changes.
Our sensitivity to interest rate changes could be significantly different if actual experience differs from the assumptions used to compute the estimates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
DriveTime Automotive Group, Inc.
We have audited the accompanying consolidated balance sheets of DriveTime Automotive Group Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DriveTime Automotive Group Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Phoenix, Arizona
March 24, 2014

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS	(In thousands)
Cash and Cash Equivalents	$30,754	$26,478
Restricted Cash and Investments Held in Trust	114,868	107,072
Finance Receivables	1,938,931	1,661,662
Allowance for Credit Losses	(299,516)	(252,590)
Finance Receivables, net	1,639,415	1,409,072
Vehicle Inventory, net	319,567	270,733
Property and Equipment, net	103,660	93,141
Lease Fleet Vehicles, net	31,161	—
Other Assets	58,087	40,218
Shareholder Notes Receivable	28,542	—
Assets of Discontinued Operation	—	42,403
Total Assets	$2,326,054	$1,989,117
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Payables and Other Accrued Expenses	$108,749	$95,267
Accrued Expenses-Related Party	647	818
Deferred Revenue	42,133	2,501
Portfolio Warehouse Facilities	283,400	57,200
Portfolio Term Financings	987,821	1,049,478
Senior Secured Notes Payable	253,316	193,320
Senior Secured Notes Payable-Related Party	—	5,000
Other Secured Notes Payable	161,964	117,281
Liabilities of Discontinued Operation	—	699
Total Liabilities	1,838,030	1,521,564
Shareholders’ Equity-DTAG:
Common Stock	—	—
Paid-in Capital	147,729	147,117
Retained Earnings / (Loss)	(45,650)	8,931
Total Shareholders’ Equity-DTAG	102,079	156,048
Non-Controlling Interest-Inilex (1)	(263)	—
Non-Controlling Interest-DTAC (2)	386,208	311,505
Total Equity	488,024	467,553
Total Liabilities & Shareholders’ Equity	$2,326,054	$1,989,117
(1)    Refer to Note 20 for Consolidating Financial Information and discussion regarding non-controlling interest-Inilex.
(2)    Refer to Note 20 for Consolidating Financial Information and discussion regarding non-controlling interest-DTAC.
See accompanying notes to Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
Revenue:	(In thousands)
Sales Revenue	$1,055,504	$920,507	$838,242
Interest Income	327,798	299,382	283,065
Other Income	17,594	1,175	660
Total Revenue	1,400,896	1,221,064	1,121,967
Costs and Expenses:
Cost of Sales	731,190	607,932	544,504
Provision for Credit Losses	308,332	253,603	207,198
Portfolio Debt Interest Expense	42,196	41,978	43,475
Non-Portfolio Debt Interest Expense	2,552	4,644	3,034
Senior Secured Debt Interest Expense	29,919	26,209	23,861
Senior Secured Debt Interest Expense—Related party	406	261	2,680
Selling and Marketing	32,138	28,015	22,790
General and Administrative	184,971	165,393	157,201
General and Administrative—Related party	10,835	10,873	11,001
Depreciation Expense	25,032	19,740	16,075
Total Costs and Expenses	1,367,571	1,158,648	1,031,819
Income Before Income Taxes	33,325	62,416	90,148
Income Tax Expense	1,609	1,194	1,221
Net Income from Continuing Operations	31,716	61,222	88,927
Loss from Discontinued Operations (net of taxes)	(1,956)	(1,869)	(789)
Net Income	29,760	59,353	88,138
Net Loss Attributable to noncontrolling interest - Inilex	(548)	—	—
Net Income Attributable to DriveTime Consolidated	$30,308	$59,353	$88,138

Net Loss Attributable to Non-Controlling Interest-DTAC (1)	(216,753)	(178,318)	(128,765)
Net Income Attributable to DTAG	247,061	237,671	216,903
Net Income	$30,308	$59,353	$88,138
(1)    Refer to Note 20 for Consolidating Financial Information and discussion regarding non-controlling interest.

See accompanying notes to Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	DriveTime Automotive Group, Inc.					Total Consolidated Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings / (Loss)	Noncontrolling Interest-DTAC (1)	Noncontrolling Interest-Inilex (1)
	(In thousands)
Balances, December 31, 2010	$—	$144,942	$(2,383)	$276,208	$—	$418,767
Net Income (Loss) for the Year	—	—	216,903	(128,765)	—	88,138
Non-Cash Compensation Expense-Related Party	—	1,394	—	1,395	—	2,789
Dividends-Related Party	—	—	—	(51,845)	—	(51,845)
Intercompany Transfers of Loans	—	—	(211,992)	211,992	—	—
Balances, December 31, 2011	$—	$146,336	$2,528	$308,985	$—	$457,849
Net Income (Loss) for the Year	—	—	237,671	(178,318)	—	59,353
Non-Cash Compensation Expense-Related Party	—	781	—	765	—	1,546
Dividends-Related Party	—	—		(51,195)	—	(51,195)
Intercompany Transfers of Loans	—	—	(231,268)	231,268	—	—
Balances, December 31, 2012	$—	$147,117	$8,931	$311,505	$—	$467,553
Net Income (Loss) for the year	—	—	247,061	(216,753)	(548)	29,760
Non-cash Compensation Expense - Related Party	—	612	—	627	—	1,239
Dividends-Related Party	—	—	—	(13,701)	—	(13,701)
Intercompany Transfer of Loans	—	—	(304,944)	304,944	—	—
Other Equity Transactions	—	—	3,302	(414)	285	3,173
Balances, December 31, 2013	$—	$147,729	$(45,650)	$386,208	$(263)	$488,024

(1)    Refer to Note 20 for Consolidating Financial Information and discussion regarding non-controlling interest.

See accompanying notes to Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$29,760	$59,353	$88,138
Net loss attributable to noncontrolling interest - Inilex	548	—	—
Net Income Attributable to DriveTime Consolidated	30,308	59,353	88,138
Net Loss from Discontinued Operation	1,956	1,869	789
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Provision for Credit Losses	308,332	253,603	207,198
Depreciation Expense	25,032	19,740	16,075
Amortization of Debt Issuance Costs and Debt Premium and Discount	6,284	8,163	11,880
Non-Cash Compensation Expense	1,239	1,546	2,789
Loss (Gain) from Disposal of Property and Equipment	(145)	(153)	81
Originations of Finance Receivables	(1,106,422)	(917,093)	(829,141)
Collections and Recoveries on Finance Receivable Principal Balances	572,757	559,092	540,450
Increase in Accrued Interest Receivable and Loan Origination Costs	(5,011)	(4,252)	(1,011)
Increase in Inventory	(48,834)	(58,403)	(66,286)
Increase in Other Assets	(12,432)	(3,319)	(2,814)
Increase / (Decrease) in Deferred Revenue	39,632	2,393	(28)
Increase / (Decrease) in Accounts Payable and Accrued Expenses	14,460	8,488	9,083
Increase (Decrease) in Accrued Expenses-Related Party	(171)	20	(1,561)
Net Cash Used By Operating Activities from Continuing Operations	(173,015)	(68,953)	(24,358)
Net Cash Provided By Operating Activities from Discontinued Operations	761	(925)	(838)
Net Cash Used By Operating Activities	(172,254)	(69,878)	(25,196)
Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	1,748	1,895	519
Purchase of Property and Equipment	(36,271)	(24,481)	(44,174)
Purchase of Lease Fleet	(33,022)	—	—
Proceeds from Sale of Discontinued Operations	85,074	—	—
Increase in Other Investments	(3,200)	—	—
Net Cash Provided by / (Used in) Investing Activities from Continuing Operations	14,329	(22,586)	(43,655)
Net Cash Used in Investing Activities from Discontinued Operation	(74,629)	(41,971)	(630)
Net Cash Used in Investing Activities	$(60,300)	$(64,557)	$(44,285)

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash Flows from Financing Activities:
(Increase) Decrease in Restricted Cash	$(8,242)	$15,421	$18,193
Deposits into Investments Held in Trust	(9,000)	(15,864)	(13,199)
Change in Investments Held in Trust and Collection Account Cash	9,446	(6,913)	(22,819)
Additions to Portfolio Term Financings	543,890	857,246	707,947
Repayment of Portfolio Term Financings	(605,349)	(590,151)	(339,110)
Additions to Portfolio Warehouse Facilities	1,034,300	827,300	970,600
Repayments of Portfolio Warehouse Facilities	(808,100)	(911,492)	(1,232,215)
Additions to Senior Secured Notes Payable	55,500	—	—
Additions to Other Secured Notes Payable	58,871	83,968	44,500
Repayments of Other Secured Notes Payable	(14,188)	(65,982)	(542)
Payment of Debt Issuance Costs	(6,597)	(7,343)	(9,788)
Dividend Distributions - Related Party	(13,701)	(51,195)	(51,845)
Net Cash Provided by Financing Activities	236,830	134,995	71,722
Net Increase in Cash and Cash Equivalents	4,276	560	2,241
Cash and Cash Equivalents at Beginning of Period	26,478	25,918	23,677
Cash and Cash Equivalents at End of Period	$30,754	$26,478	$25,918
Cash and Cash Equivalents of Discontinued Operations at End of Period	—	2	12
Cash and Cash Equivalents from Continuing Operations at End of Period	$30,754	$26,480	$25,930

	Years Ended December 31,
	2013	2012	2011
Supplemental Statement of Cash Flow Information:	(In thousands)
Interest Paid	$74,088	$72,872	$70,648
Interest Paid-Related Party	$406	$261	$2,680
Income Taxes Paid	$899	$1,506	$1,078
Supplemental Statement of Non-Cash Investing and Financing Activities:
Purchase of Property and Equipment Under Capital Lease	$978	$91	$922
Disposal of Fully Depreciated Property & Equipment	$1,712	$1,746	$1,855
Receipt of Shareholder Notes Receivable - Related Party	$28,542	$—	$—

See accompanying notes to Consolidated Financial Statements.

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1) Description of Business, Ownership Formation, Basis of Presentation, and Principles of Consolidation
Description of Business
DriveTime Automotive Group, Inc. (“DTAG”) (referred to herein as “we,” “our,” “the Company,” and “us”), through its subsidiaries, owns and operates used automobile dealerships in the United States focusing on the sale and financing of used vehicles to the subprime credit market. The subprime credit market is comprised of customers with modest incomes who have experienced credit difficulties, have very limited credit histories, and/or do not have access to obtain their own source of financing from third-party finance companies. Therefore, we provide financing for substantially all of the vehicles we sell. As many of our customers may be unable to obtain financing to acquire a vehicle from another company, financing is an essential component of the services we provide our customers. We fund this portfolio primarily through portfolio warehouse facilities, securitizations, and other portfolio term financings.
Ownership
DTAG and its consolidated sister company DT Acceptance Corporation ("DTAC") operate collectively, generally with DTAG directing our retail vehicle sales operations and DTAC directing our financing and collections operations. As of December 31, 2013 and 2012, the shareholders of DTAG and DTAC were Ernest C. Garcia II (Executive Chairman) and the Garcia Family Trusts (collectively, herein also referred to as “Principal Shareholder” or “Mr. Garcia”) owning 100.0 shares, or 98.3% of each of DTAG and DTAC, and Raymond C. Fidel (President and CEO) owning 1.8 shares or 1.7% of each of DTAG and DTAC.
Basis of Presentation
We have determined that DTAC is a variable interest entity (“VIE”) and DTAG is the primary beneficiary of DTAC. Therefore, the accounts of DTAG and DTAC are consolidated and intercompany transactions between DTAG and DTAC are eliminated in consolidation. We determined DTAG is the primary beneficiary of DTAC because DTAG has both (1) the power to direct the activities of DTAC that most significantly impact DTAC’s economic performance and (2) a potentially significant variable interest that carries with it the obligation to absorb the losses or the right to receive benefits of DTAC. DTAG has the power to direct the activities of DTAC because it originates and sells 100% of the loans DTAC is required to purchase, sets underwriting standards and origination terms, sets servicing and collection policies administered by DTAC, and DTAC was specifically created and designed by DTAG to obtain third party financing for DTAG’s originations. DTAG also has potentially significant variable interests in the form of debt capital provided to DTAC through various debt issuances, guarantees of DTAC’s debt, as well as operational liabilities owed to DTAG, all of which carry the obligation to absorb losses or receive benefits of DTAC. Creditors of DTAC generally do not have recourse to the general credit of DTAG, except that the special purpose entity ("SPE") related to our term residual facility entered into a demand note with DTAC. The demand note is guaranteed by DTAG. (See Note 8 — Debt Obligations for further information.)
Total assets of DTAC consolidated into DTAG are comprised primarily of net finance receivables, cash and cash equivalents, restricted cash, investments held in trust, and deferred financing costs. Total liabilities consolidated into DTAG are comprised primarily of portfolio warehouse, portfolio term, and senior secured debt. Total revenue of DTAC consolidated into DTAG is comprised of interest income. DTAC expenses are comprised of provision for credit losses, interest expense and general and administrative expenses.
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

In 2013 we acquired a 51% controlling interest in Inilex Inc. ("Inilex"). Inilex is a provider of GPS technology and telemetry solutions and has been our provider of GPS installed on vehicle inventory for approximately the last two years. Prior to the acquisition, we determined Inilex to be a VIE for financial reporting purposes, though we did not previously consolidate the VIE as it was not material. However, we have reflected the prior period effects of the consolidation as an adjustment to the beginning retained earnings. We are required to fully consolidate Inilex's operations, and eliminate all transactions between the entities. As a result of the application of this guidance, the consolidated statements of operations show a net loss attributable to the noncontrolling interest in Inilex, as the profitability of the entity is dependent on its transactions with DriveTime. The benefit of ownership is represented in a lower net sales margin.
For more information regarding DTAC's financial position and results of operations and the SPEs' financial position and results of operations consolidated into DTAG and DTAC, respectively, see Note 20 — Supplemental Consolidating Financial Information.
(2) Significant Accounting Policies
Cash & Cash Equivalents
We consider all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Periodically we maintain cash in excess of the amounts insured by the federal government.
Finance Receivables
Finance receivables consist of the aggregate principal balances of installment sales contracts ("loans"), collateralized by used vehicles sold, in our active portfolio, plus accrued interest receivable and direct loan origination costs. Finance receivables are comprised of loans related to used vehicles sold by us, all of which are simple interest loans which may be prepaid without penalty. We do not place loans on nonaccrual status, nor do we classify loans as impaired, since accounts are charged-off when the loans are contractually past due under our charge-off policy.
Under our charge-off policy, we charge off the entire principal balance, accrued interest and unamortized loan origination costs of receivables that are contractually 91 or more days past due at the end of a month, unless the customer has made a minimum payment that meets certain requirements to keep the account active, in which case the customer loan would not charge off until 120 days contractually past due. At time of charge-off, the accrual of interest is discontinued and any accrued but unpaid interest is reversed and written off and the principal balance is reduced to the net estimated recovery proceeds. Upon vehicle repossession, estimated recoveries are reclassified and recorded as a component of other assets in the accompanying consolidated balance sheets.
Allowance for Credit Losses
We maintain an allowance for credit losses on an aggregate basis at a level we consider sufficient to cover probable credit losses inherent in our portfolio of receivables as of each reporting date. We accrue for estimated losses when it is probable that the amount will not be fully collectible and the amount of the loss can be reasonably estimated. The allowance takes into account a loss emergent period, historical credit loss experience, including timing, frequency and severity of losses. This estimate of existing probable credit losses inherent in the portfolio is primarily based on static pool analyses by month of origination based on origination principal, credit grade mix and deal structure, including down payment and term. The evaluation of the adequacy of the allowance also considers factors and assumptions regarding the overall portfolio quality, delinquency status, the value of the underlying collateral, current economic conditions that may affect the borrowers’ ability to pay and the overall effectiveness of collection efforts.
The static pool loss curves by grade are adjusted for actual performance to date and historical seasonality patterns. The forecasted periodic loss rates, which drive the forecast for estimated gross losses (before recoveries) are calculated by factoring amortization speed and origination terms. Recoveries are estimated using historical unit and dollar static pool recovery activity to forecast recoveries for estimated charge-offs at the balance sheet date. The forecasted recovery rates (on a per unit basis) are based on the historical unit recovery trends by recovery type as adjusted for estimated impacts of economic and market conditions. Recovery proceeds from non-auction avenues are derived from historical data. Estimated recoveries include proceeds from selling repossessed vehicles at auction, sales tax credits, insurance proceeds, bankruptcy and deficiency collections and refunds to be applied from canceled or terminated service contracts and GAP.
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

Vehicle Inventory
Inventory consists of used vehicles acquired at auction, and are stated at the lower of cost or market value. Vehicle inventory cost is determined by specific identification. Direct and indirect vehicle reconditioning costs including parts and labor, overhead, costs to transport the vehicles to our reconditioning centers and dealership locations, and other incremental costs are capitalized as a component of inventory cost.
Lease Fleet Vehicles
Our lease fleet is stated at cost and is shown net of accumulated depreciation. Depreciation is computed using the straight-line method over the three year estimated useful life of the vehicles, and an estimated residual value.
Property and Equipment
Property and equipment consists of land, buildings, leasehold improvements, furniture, software, and repairs and maintenance costs that extend the life of an asset. Property and equipment is stated at cost and is shown net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the assets, which range from three to fifteen years for equipment, three to five years for furniture, three years for software, five to ten years for building improvements, and thirty years for buildings. Leasehold improvements are depreciated using the straight-line method over the lesser of the lease term or the estimated useful lives of the related improvements.
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
Deferred Financing Costs
Costs related to obtaining debt financing and capital leases are capitalized and amortized over the term of the related debt using the effective interest method. Unamortized deferred financing costs at December 31, 2013 and 2012 were $14.6 million and $15.0 million, respectively, and are included as a component of other assets on the accompanying consolidated balance sheets. Amortization of deferred financing costs is recorded as component of interest expense, and was $6.3 million, $8.2 million and $11.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.
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
Revenue Recognition
Revenue is generated through the sale of used vehicles, optional ancillary products, which includes our DriveCare® Extended Vehicle Service Contract ("VSC"), Guaranteed Asset Protection ("GAP") and GPS Monitoring Subscription ("GPS"). We provide all customers with a 30 day/1,500 mile limited maintenance warranty (“Limited Warranty”) with the purchase of any vehicle. The 30 day DriveCare® Limited Warranty is included in the sales price of the vehicle.
We recognize revenue in accordance with FASB Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition. We recognize revenue applying the basic revenue recognition criteria (i.e., when persuasive evidence of a sales arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable, and collectibility is reasonably assured). Further, our sales arrangements include multiple elements. As a result, contract interpretation is required to determine the appropriate accounting, including the identification of deliverables considered to be separate units of accounting, the allocation of the transaction price among the elements in the arrangement, and timing of revenue recognition for each of those elements.
We establish the selling prices used for each deliverable based on vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence ("TPE"), if VSOE of selling price is not available, or estimated selling price ("ESP"), if neither VSOE of selling price nor TPE is available. To determine whether each item in the arrangement meets the separation criteria, DriveTime reviewed each item to determine whether separation of each deliverable is appropriate. We establish VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relative authority. TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP is established, based on management's judgment, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. In arrangements with multiple elements, allocation of the transaction price is determined at inception of the arrangement based on each unit of accounting's relative selling price.
Revenue from used vehicle sales is combined with revenue recognized on ancillary products on the accompanying consolidated statements of operations. For the year ended December 31, 2013 we recognized $13.6 million of ancillary product sales revenue.
Vehicle Sales
Vehicle sales are considered a separate deliverable as a vehicle has stand-alone value. Used vehicles have standalone value to the customer as similar vehicles are typically sold on a standalone basis by other auto dealers. Additionally, the used vehicles have value on a standalone basis as customers could resell the vehicle to a different individual on a standalone basis which would allow them to recapture a substantial portion of the selling price of the vehicle.
Revenue allocated to the vehicle is recognized upon delivery, when the sales contract is signed and the agreed-upon down payment or purchase price has been received. Sales of used vehicles include revenue from the sale of used vehicles, net of a reserve for returns, estimated using historical experience and trends, excluding sales tax. Our reserve for returns was $6.2 million and $5.3 million at December 31, 2013 and 2012, respectively. Revenue is recognized at time of sale as persuasive evidence of an arrangement in the form of an installment sales contract exists, we have delivered the vehicle to the customer, transferred title, the sales have a fixed and determinable price, and collectability is reasonably assured.
30 Day Limited Warranty
The 30 Day DriveCare® Limited Warranty is not considered a separate deliverable in the arrangement, therefore, it is accounted for in accordance with ASC 450, Contingencies. In accordance with ASC 450, warranties that are not separately priced are generally accounted for by accruing the estimated costs to fulfill the warranty obligation. The amount of revenue related to the product is recognized in full upon the delivery if all other criteria for revenue recognition have been met. Thus, the 30 day DriveCare® Limited Warranty would not be considered a separate deliverable in the arrangement. As a result, we accrue the estimated costs to fulfill the warranty obligation in accordance with ASC 450 at the time of the vehicle sale, as a component of costs of used vehicles sold.
Vehicle Service Contracts
The DriveCare® VSC package is a separately priced extended warranty contract that is within the scope of ASC 605-20, Revenue Recognition - Services. According to ASC 605-20, the amount of the transaction price that should be allocated to the separately priced extended warranty contract is the stated contractual amount of the extended coverage. Therefore, the separately priced VSC’s are considered a separate deliverable in the arrangement in which the amount to be deferred is the stated amount of the extended coverage. Revenue is deferred and recognized into sale of used vehicles over a pattern consistent with service repair claims, adjusted for charge-off experience.
GAP
GAP has standalone value to the customer as it is a common product sold by many insurance companies in each of the markets where DriveTime operates. If the customer did not obtain the GAP from DriveTime at the time of vehicle sale, the customer could obtain GAP from another vendor and receive the same type of coverage. The price of GAP is deferred and recognized on a straight line basis over the term of the customer’s loan.
GPS Monitoring Subscription
We recognize revenue for GPS as a separate element of the sales arrangement, by deferring the revenue over the life of the subscription.
Lease Vehicles
DriveTime leases vehicles to customers under a Cancel Anytime Lease™, therefore, leased vehicles are classified as operating leases with lease revenue recognized as payments are received. Origination fees received at lease inception are deferred and recognized on a straight line basis over the term of the lease. Lease revenue is recorded within other income on the accompanying consolidated statements of operations.
Cost of Sales
Cost of sales includes the cost to acquire vehicles, standard production costs and the reconditioning and transportation costs associated with preparing the vehicles for resale, and the cost of ancillary products. Direct and indirect vehicle reconditioning costs, including parts and labor, overhead, costs to transport the vehicles to our dealership locations, warranty costs, ancillary product costs and other incremental costs which are allocated to inventory via standard costing, are included in cost of sales. The cost of sales for each used vehicles sold is determined on a specific identification basis.

Accounting for Transfers of Financial Assets
Securitizations. We periodically sell loans originated at our dealerships to bankruptcy-remote securitization subsidiaries, which, in turn, transfer the loans to separate trusts that issue notes and certificates collateralized by these loans. The notes (asset-backed securities) are sold to investors, and we retain the residual certificates. We continue to service all securitized loans. We have determined that the trusts are variable interest entities and that DTAC is the primary beneficiary of those trusts, therefore, loans included in the securitization transactions are recorded as finance receivables and the asset-backed securities that are issued by the trusts are recorded as a component of portfolio term financings in the accompanying consolidated balance sheets. The bankruptcy remote securitization subsidiaries are owned and controlled by DTAC.
Additional credit enhancement is achieved via over collateralization and a cash reserve account is established for the benefit of the Asset-Backed Security note holders. The reserve accounts are classified as restricted cash and investments held in trust in the consolidated balance sheets.
Warehouse facilities. We utilize portfolio warehouse facilities in order to fund our finance receivable originations. Loans originated are pledged to the warehouse lenders to create borrowing base. The pledge of collateral is accomplished through a transfer from DTAC to the bankruptcy-remote entity (an SPE) formed for each warehouse facility. Although these transfers are treated as true-sales for legal purposes, we have determined these SPEs to be VIEs, for which DTAC is the primary beneficiary, therefore, DTAC consolidates the VIEs and finance receivables pledged to the SPEs and the associated debt of the warehouse facilities are consolidated into our financial statements.
Bank Term Financing. Under our bank term financings, we pooled loans originated at our dealerships and transferred them to an SPE in a secured financing transaction. We continue to service all transferred loans. This financing was structured similar to a securitization, with only one financial institution investing in the notes of the SPE. Although the transfer of loans was treated as a true sale for legal purposes, we have determined this SPE to be a VIE, for which DTAC is the primary beneficiary, therefore DTAC consolidates the VIE and finance receivables pledged to the SPE and the associated debt into our financial statements.
Provision for Credit Losses
Provision for credit losses is the charge recorded to operations in order to maintain an allowance for credit losses adequate to cover losses inherent in our portfolio.
Advertising
All costs related to advertising and marketing are expensed in the period incurred. Advertising costs related to production are capitalized, and expensed once the media is aired. We had no capitalized advertising costs as of December 31, 2013 and 2012. Total advertising costs for the years ended December 31, 2013, 2012, and 2011 were $32.1 million, $28.0 million, and $22.3 million, respectively, and are included in selling and marketing expenses on the accompanying consolidated statements of operations.
Income Taxes
DTAG and DTAC are both S-corporations for federal and state income tax purposes. There is no provision for income taxes, except for any amount of entity level state tax in certain jurisdictions, and federal income taxes related to two C corporation subsidiaries, one of which is wholly owned with the other majority owned. Income or losses of an S-corporation flow through to the individual shareholders, who report such income or loss on their individual income tax returns.
Impairment of Long-Lived Assets
We own some of our used vehicle sales facilities, a reconditioning facility, and an operations call center building. These long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed would be reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. At December 31, 2013 and 2012, there were no indications of impairment pertaining to these assets.
Business Segments
Business segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. With the sale of GO Financial in December 2013, we have determined that we currently operate with one reportable business segment for our operations. See Note 19 — Discontinued Operations for further information.

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
Significant items subject to estimates and assumptions include the allowance for credit losses, inventory valuation, fair value measurements, certain legal reserves, our reserve for sales returns and allowances, our recovery receivables, and our service contract accrual. Estimates used in deriving these amounts are described in the footnotes herein. Actual results could differ from these estimates.
During 2013, we evaluated our recovery estimates related to sales tax in certain states in which we operate. As a result, we identified and recorded an adjustment to our finance receivables and now include an estimate of credits to be received on our sales tax returns related to accrued but charged-off interest and post charge-off interest assessed to customers’ accounts. If this change was not executed, for the year-ended December 31, 2013, net charge-offs would have been $9.4 million higher than reported, provision for credit losses would have been $2.3 million higher than reported, and net income would have been $11.7 million lower than reported. Although the change in estimate may cause our recoveries to be higher than historical rates, we do not expect this change to have a significant impact on 2013 and future net charge-offs or the allowance as a percent of principal outstanding.
Stock-Based Compensation
We record compensation expense for awards of restricted stock granted to employees in accordance with ASC 718, “Compensation—Stock Compensation”. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value. We utilized a third party financial and economic appraiser to assist us in determining the grant-date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods using graded vesting (see Note 13 — Shareholders’ Equity, Dividends & Stock Compensation to our consolidated financial statements included herein).
Reclassifications
Certain prior period amounts have been reclassified to be consistent with current period financial statement presentation. For the year ended December 31, 2012 we reclassified $27.0 million of recovery receivables from other assets to finance receivables and reclassified $2.5 million from payables and other accrued expenses to deferred revenue to be consistent with current period presentation.
(3) Restricted Cash and Investments Held in Trust
We maintain various cash accounts, which are pledged as collateral under our debt agreements. We are permitted to invest funds in these accounts in short-term, high quality liquid investments. The following is a summary of restricted cash and investments held in trust:

	December 31, 2013	December 31, 2012
	(In thousands)
Restricted Cash	$30,738	$22,496
Investments Held in Trust	84,130	84,576
	$114,868	$107,072
Restricted Cash
Restricted cash consists of cash collections related to loans held in securitization trusts, pledged to our portfolio warehouse facilities and included in bank term financings, which have been collected from customers, but have not yet been submitted to the securitization trustee to which the cash is pledged. Restricted cash is maintained in a trust account for the benefit of the securitization trusts and warehouse facilities, and cannot be accessed by DriveTime. Funds are released by the trustee upon our completion of our monthly reporting and compliance for each trust and warehouse.

Investments Held in Trust
We maintain cash reserve accounts on behalf of Asset-Backed Security investors in our securitizations and our bank term financing as a form of credit enhancement. At the time loans are transferred to a trust, a portion of the proceeds from sales of notes are deposited into a reserve account that is pledged to the trusts. We may be required to make additional deposits to reserve accounts from collections on the loans to fund the reserve account to the required target percentage. Balances in the reserve accounts totaled $38.1 million and $33.6 million at December 31, 2013 and 2012, respectively. Investments held in trust also include collections related to loans held in securitization trusts and loans included in bank term financing transactions, which have been collected from customers, and submitted to the trustee, but have not yet been paid to the lenders, as appropriate.
(4) Finance Receivables
The following summarizes the components of finance receivables:

	December 31,
	2013	2012
	(In thousands)
Principal Balances	$1,871,576	$1,601,710
Recovery Receivables	29,432	27,040
Accrued Interest	19,522	16,414
Loan Origination Costs	18,401	16,498
Total Finance Receivables	$1,938,931	$1,661,662
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
Finance receivables pledged as collateral associated with liabilities in our warehouse facilities, asset-backed securitizations, and bank term financings, are provided in Note 8 — Debt Obligations. We do not place loans on nonaccrual status, nor do we classify loans as impaired, since accounts are charged-off when they become contractually past due under our charge-off policy. The amount charged-off is the difference between estimated recoveries and the carrying amount of the loan. We do not have loans that meet the definition of troubled debt restructurings.
Credit quality information for our finance receivables portfolio is provided as of the dates indicated below:
Age Analysis of Past Due Finance Receivables

	December 31,
Days Delinquent:	2013		2012
	(In thousands)
	Percent of Portfolio	Loan Principal	Percent of Portfolio	Loan Principal
Current	53.7%	$1,005,036	49.1%	$786,765
1-30 Days	30.0%	561,473	33.0%	528,300
31-60 Days	9.0%	168,442	10.0%	161,157
61-90 Days	4.9%	91,707	5.1%	81,378
91-120 Days	2.4%	44,918	2.8%	44,110
Total Past Due	46.3%	$866,540	50.9%	$814,945
Total Finance Receivables	100.0%	$1,871,576	100.0%	$1,601,710
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

Credit Quality Indicators
We monitor our portfolio performance and the credit grade mix of originations. Our proprietary credit grading system segments our customers into credit grades.
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
The static-pool tracking of portfolio loss performance is also monitored by credit grade. Our scoring model is comprised of credit grades ranging from A to D, with A being the lowest risk credit grade and a D being the highest risk credit grade. Generally, the lower the risk grade, the lower the unit loss rate.
Concentration of Credit Risk
At December 31, 2013, a summary of our portfolio by our internally assigned credit risk ratings was as follows:

Grade	Average FICO Score (1)	Percentage of Portfolio Contracts	Total Contracts	Percentage of Portfolio Principal	Total Portfolio Principal
					(In thousands)
A	547	29.0%	43,730	29.5%	$551,251
B	519	38.3%	57,836	38.9%	727,192
C	499	31.4%	47,339	30.5%	571,680
D	480	1.3%	1,925	1.1%	21,453
		100.0%	150,830	100.0%	$1,871,576
At December 31, 2012, a summary of our portfolio by our internally assigned credit risk ratings was as follows:

Grade	Average FICO Score (1)	Percentage of Portfolio Contracts	Total Contracts	Percentage of Portfolio Principal	Total Portfolio Principal
					(In thousands)
A	548	28.9%	40,658	29.4%	$470,196
B	517	37.3%	52,476	38.2%	612,084
C	496	32.3%	45,513	31.1%	499,009
D	478	1.5%	2,101	1.3%	20,421
		100.0%	140,748	100.0%	$1,601,710

(1)
Average FICO score is provided as an external metric of credit quality, but is generally not utilized to determine internal credit grade. Our internal scoring model is the primary driver of our internal credit grade. Average FICO presented excludes originations with no FICO.

Our portfolio concentration by state was as follows:

December 31, 2013			December 31, 2012
State	Percent of Portfolio	Loan Principal (In thousands)	State	Percent of Portfolio	Loan Principal
Texas	21.2%	$397,438	Texas	23.0%	$369,021
Florida	15.7%	294,043	Florida	15.4%	247,281
North Carolina	8.7%	162,749	North Carolina	9.9%	157,670
Georgia	7.6%	142,001	Georgia	7.6%	122,027
Arizona	6.4%	117,861	Arizona	6.8%	108,792
All Others (1)	40.4%	757,484	All Others (2)	37.3%	596,919
	100.0%	$1,871,576		100.0%	$1,601,710
(1)    Consists of fifteen additional states wherein the portfolio concentration per state is at or below 6.0%
(2)    Consists of fourteen additional states wherein the portfolio concentration per state is at or below 6.7%

Allowance for Credit Losses
The following table sets forth the rollforward of the allowance for credit losses for the periods indicated:

	Years Ended December 31,
	2013	2012
Allowance Activity:	(In thousands)
Balance, beginning of period	$252,590	$221,533
Provision for credit losses	308,332	253,603
Net charge-offs	(261,406)	(222,546)
Balance, end of period	$299,516	$252,590
Allowance as a percent of ending principal	16.0%	15.7%
Charge-off Activity:
Principal balances	$(419,165)	$(372,493)
Recoveries, net	157,759	149,947
Net charge-offs	$(261,406)	$(222,546)
(5) Property Plant & Equipment
A summary of property and equipment follows:

	December 31,
	2013	2012
	(In thousands)
Land	$17,270	$13,313
Buildings and Improvements	125,724	112,077
Equipment	50,443	42,993
Furniture	18,040	17,056
Software	44,470	37,664
	255,947	223,103
Less Accumulated Depreciation	(152,287)	(129,962)
Property and Equipment, Net	$103,660	$93,141
We have commitments under capital leases, consisting primarily of software, computer equipment, and reconditioning center equipment classified in Equipment and Software included in the above table. As of December 31, 2013, assets under capital leases had a cost of $5.0 million and accumulated depreciation of $3.1 million. As of December 31, 2012, assets under capital leases had a cost of $5.4 million and accumulated depreciation of $3.1 million. Depreciation expense for capital leases is recorded as a component of depreciation expense on the consolidated statements of operations.
For the years ended December 31, 2013, 2012, and 2011, we capitalized $3.9 million, $2.4 million, and $2.6 million, respectively, of payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of software products for internal use, to the extent of the time spent directly on the project.
(6) Leased Vehicles
A summary of our lease fleet follows:

	December 31,
	2013	2012
	(In thousands)
Lease Fleet Vehicles	$33,009	$—
Less Accumulated Depreciation	(1,848)	—
Lease Fleet Vehicles, net	$31,161	$—

(7) Other Assets
A summary of other assets follows:

	December 31,
	2013	2012
	(In thousands)
Prepaid Assets	$8,415	$5,540
Deferred Financing Costs	14,607	14,996
Other Assets	35,065	19,682
Total Other Assets	$58,087	$40,218
(8) Debt Obligations
Portfolio Term Financings
The following is a summary of portfolio term financings:

	December 31,
	2013	2012
Securitization Debt:	(In thousands)
Asset-backed security obligations issued pursuant to the Company’s securitizations	$713,953	$677,118
Bank Term Financing:
Secured financing transaction for our finance receivable portfolio	223,868	347,360
Portfolio Term Residual Financing:
Variable rate financing facility secured by residual interests in finance receivables of warehouse facilities and securitization trusts	50,000	25,000
Total Portfolio Term Financings	$987,821	$1,049,478
Securitization debt
The following table is a summary of securitization transactions with outstanding balances for each period presented:

	As of December 31, 2013				As of December 31, 2012
	Debt Balance	Gross Receivables Pledged	Cash Reserve (2)	Interest Rate (1)	Debt Balance	Gross Receivables Pledged	Cash Reserve (2)	Interest Rate (1)
Transaction
	(In thousands)				(In thousands)
2010-1	$—	$—	$—	—%	$23,036	$55,525	$4,500	3.6%
2011-1	22,772	31,271	4,200	3.0%	60,335	84,198	4,200	3.0%
2011-2	34,762	41,954	4,500	2.9%	84,977	103,779	4,500	2.9%
2011-3	61,485	75,037	4,500	3.9%	130,347	159,068	4,500	3.9%
2012-1	90,175	117,529	4,500	3.5%	170,198	219,252	4,500	3.5%
2012-2	113,142	138,194	4,500	2.9%	208,225	251,409	4,500	2.9%
2013-1	181,018	233,346	4,500	2.7%	—	—	—	—%
2013-2	210,599	277,023	4,500	2.9%	—	—	—	—%
	$713,953	$914,354	$31,200		$677,118	$873,231	$26,700
(1)    These rates represent the original duration weighted average rates of the outstanding asset-backed securities.
(2)    Investments held in trust
Asset-backed securities outstanding are secured by underlying pools of finance receivables (collateral) and investments held in trust (cash reserve). Credit enhancement for the asset-backed securities consists of a reserve account, over collateralization, and subordination of certain classes of notes in each trust to more senior classes of notes in such trust. Over collateralization represents finance receivable principal balance in excess of the face value of asset-backed securities issued. Cash reserves are funded with proceeds from the sale of asset-backed securities and through cash collections. Asset-backed securities outstanding have interest payable monthly at the fixed rates represented in the table above. All securitizations were rated in tranches with credit ratings from AAA to BBB by Standard and Poor's Ratings Service, a Standard & Poor's Financial Services LLC business, and DBRS, Inc., with the 2013-1 & 2013-2 securitizations also rated by Kroll Bond Rating Agency, Inc.

Individual securitization trusts are not cross-collateralized or cross-defaulted. Additionally, we have the option to purchase the remaining loans in a trust when the remaining principal balances of the loans reach 10% of their original principal balance.
Bank term financing
The bank term financing is secured by an underlying pool of finance receivables and a cash reserve account. The amounts outstanding bear interest at LIBOR plus 2.0%, resulting in an interest rate of 2.17% and 2.20% at December 31, 2013 and 2012, respectively. This financing includes overcollateralization and a cash reserve similar to a securitization transaction, but consists of only one class of bonds and is unrated. Finance receivables pledged as collateral were $271.8 million and $443.9 million at December 31, 2013 and 2012, respectively. At both December 31, 2013 and 2012, $6.9 million was held as a cash reserve for this facility.
Portfolio term residual financing
The term residual facility is secured by residual interests in our warehouse facilities and securitization trusts. The amounts outstanding under the term residual facility bear interest at LIBOR + 4.50% and LIBOR + 3.50% at December 31, 2013 and December 31, 2012, resulting in an interest rate of 4.66% and 3.70% at December 31, 2013 and December 31, 2012, respectively. This facility provides funding through December 2019, with a term-out feature resulting in a final maturity of December 2020. At December 31, 2013, we were in compliance with all financial covenants of the facility.
The SPE related to our term residual facility entered into a demand note with DTAC, which is guaranteed by DTAG. Under specific circumstances, the lender may require DTAC to fund the demand note, with proceeds used to pay down the term residual facility if any of the following were to occur: (i) termination due to a defined Event of Termination, (ii) failure to maintain borrowing base compliance after the termination date, (iii) an Event of Termination occurs after the termination date and is continuing.
Portfolio warehouse facilities
The following is a summary of portfolio warehouse facilities:

	As of December 31, 2013
	Amount Drawn	Facility Amount	Stated Advance Rate	Collateral(1)	Interest Rate (2)	Expiration Date	Final Maturity
Portfolio Warehouse Facilities:	(In thousands)
Deutsche Bank	$98,400	$150,000	65%	$189,970	2.41%	Dec 2014	Dec 2015
Wells Fargo	107,000	150,000	66%	178,685	2.42%	Dec 2015	Dec 2017
RBS	78,000	125,000	65%	137,497	2.42%	Mar 2014	Mar 2015
Total Portfolio Warehouse Facilities	$283,400	$425,000

	As of December 31, 2012
	Amount Drawn	Facility Amount	Stated Advance Rate	Collateral(1)	Interest Rate (2)	Expiration Date	Final Maturity
Portfolio Warehouse Facilities:	(In thousands)
Deutsche Bank	$19,300	$150,000	65%	$44,955	2.46%	Dec 2014	Dec 2015
Wells Fargo	23,000	150,000	58%	43,057	2.46%	Dec 2013	Dec 2015
RBS	14,900	125,000	53%	31,944	1.65%	Mar 2013	Mar 2014
Total Portfolio Warehouse Facilities	$57,200	$425,000
(1)     Collateral represents underlying pools of finance receivables pledged to each facility.
(2)     Interest rate at period end equal to contractual benchmark plus index.
Deutsche Bank Warehouse Facility
We have a revolving warehouse facility with Deutsche Bank AG, New York Branch (Deutsche Bank). The amounts outstanding under the facility bear interest at LIBOR plus 2.25% as of December 31, 2013 and 2012. At December 31, 2013, we were in compliance with all financial covenants of this facility.
Wells Fargo Warehouse Facility
We have a revolving warehouse facility with Wells Fargo Bank, N.A. (Wells Fargo). The amounts outstanding under the facility bear interest at LIBOR plus 2.25% as of December 31, 2013 and 2012. At December 31, 2013, we were in compliance with all financial covenants of this facility.

RBS Warehouse Facility
We have a revolving warehouse facility with The Royal Bank of Scotland PLC (RBS). The amounts outstanding under the facility bear interest at LIBOR plus 2.25% and 1.4% as of December 31, 2013 and 2012, respectively. At December 31, 2013, we were in compliance with all financial covenants of this facility.
In March 2014, we extended the expiration date for this facility with RBS. See Note 17 — Subsequent Events for further information.
Collateral
The finance receivables pledged as collateral to each of the warehouse facilities is established for the benefit of the lenders, and the respective carrying amounts of the finance receivables pledged as collateral are disclosed above. These facilities contain a borrowing base which requires us to pledge finance receivables in excess of the amounts which we can borrow under the facilities. The aggregate balance of finance receivables are presented on our consolidated balance sheets included herein, and we do not separately classify those assets serving as collateral since the creditors in each of the warehouse facilities do not have the right to sell or re-pledge the collateral, except in certain cases upon an event of default.
Warehouse Facility Structure
These facilities do not contain mark-to-market clauses that would otherwise enable the lenders to reduce advance rates based on market conditions, limit recourse of the respective facility amounts, and limit the lenders’ ability to sell or otherwise dispose of the underlying collateral upon certain termination events. In addition, on the termination date of the facilities, (i) failure to pay amounts outstanding at termination would not immediately give rise to the lender’s right to foreclose on the applicable collateral, (ii) collections on the contracts collateralizing these facilities would be used to pay down the facility until they are paid in full, (iii) during which time we would continue to service the contracts pledged under the facility, for which we would receive an annualized service fee of up to 7.0%.
Senior secured notes payable
A summary of Senior Secured Notes payable follows:

	December 31,
	2013	2012
	(In thousands)
Senior Secured Notes Payable	$253,316	$193,320
Senior Secured Notes Payable—Related Party	—	5,000
Total Senior Secured Notes Payable	$253,316	$198,320
In June 2010, we issued $200.0 million of Senior Secured Notes due 2017 (the "Senior Secured Notes"). The notes were issued with an original issuance price of 98.85%, resulting in an effective yield of 12.875%. In May 2013 we issued an additional $50.0 million of Senior Secured Notes. These notes were additional notes allowed under the indenture executed in June 2010. The additional notes were issued with an original issuance price of 111.0% resulting in an effective "yield to first call date" of 7.67%, with interest, maturity and covenant terms identical to those of the initial offering. Interest on the Senior Secured Notes is payable semi-annually in arrears on each June 15th and December 15th of each year.
As of December 31, 2013, we were in compliance with all financial covenants of the Senior Secured Notes. At December 31, 2013 and December 31, 2012, the Senior Secured Notes are shown net of unamortized net premium of $3.3 million and unamortized discount of $1.7 million, respectively.
Guarantees
The Senior Secured Notes are unconditionally guaranteed by certain of our existing and future domestic restricted subsidiaries. The guarantees rank senior in right of payment to all existing and future subordinated indebtedness of these subsidiaries and equal in right of payment with all existing and future senior indebtedness of these subsidiaries.
Security
The collateral for the Senior Secured Notes consists of a (i) first lien on (a) finance receivables held by the issuers, (b) equity interests held by certain of DTAC’s wholly owned subsidiaries (“Pledged SPSs”), and (c) residual property rights in finance receivables securing other financings, in each case subject to certain exceptions, and a (ii) second lien, behind one or more secured credit facilities, on inventory owned by certain guarantors. If, following a payment default under the notes, the holders of Senior Secured Notes exercise their rights under the pledge agreement with respect to the Pledged SPSs, a third-party paying agent will direct all cash flows from the Pledged SPSs to their respective defined sets of creditors, with the residual to be paid to the collateral agent for the Senior Secured Notes. Therefore, a first-priority lien on the equity interests of the Pledged SPSs is effectively a second-priority lien on the underlying collateral held by such Pledged SPSs.

Maintenance covenants
We are required to comply with certain maintenance covenants relating to minimum net worth and minimum collateral coverage. As of December 31, 2013, we were in compliance with such covenants.
Other secured notes payable
A summary of other secured notes payable follows:

	As of December 31, 2013
	Balance	Max Facility Capacity		Advance Rate		Interest Rate (1)	Expiration Date
	(In thousands)
Other Secured Notes Payable
Revolving Inventory Facility	$136,321	$140,000	(3)	85%	(2)	3.75%	Nov 2014
Mortgage Note Payable	12,231	n/a		n/a		5.87%	Mar 2017
Real Estate Facility	13,412	25,000		70%		4.05%	Oct 2020
Total Other Secured Notes Payable	$161,964	$165,000

	As of December 31, 2012
	Balance	Max Facility Capacity		Advance Rate		Interest Rate (1)	Expiration Date
	(In thousands)
Other Secured Notes Payable
Revolving Inventory Facility	$91,320	$140,000	(3)	85%	(2)	3.75%	Nov 2014
Mortgage Note Payable	12,454	n/a		n/a		5.87%	Mar 2017
Real Estate Facility	11,733	25,000		70%		4.21%	Oct 2020
Equipment Note Payable	1,774	n/a		n/a		4.75%	Apr 2013
Total Other Secured Notes Payable	$117,281	$165,000
(1)    Interest rate at period end equal to contractual benchmark plus index.
(2)    Advance rate is based on qualifying vehicle cost and is secured by our entire inventory.
(3)    Inclusive of a $10.0 million seasonal increase in the months of November through January.
Revolving inventory facility
We have a revolving inventory line with Wells Fargo. The interest rate on the facility is based on the Daily One Month LIBOR rate plus 3.5%, and is secured by our entire vehicle inventory. At December 31, 2013, we were in compliance with all financial covenants of this facility.
Mortgage note payable
We have a mortgage note payable which is secured by our operations call center building in Mesa, Arizona (a commercial property). Terms of the note agreement provide for monthly principal and interest payments with a final balloon payment. At December 31, 2013, we were in compliance with all financial covenants of this loan.
Real estate facility
We have a seven year fully amortizing real estate facility with Wells Fargo. The amounts outstanding under the facility bear interest at LIBOR plus 4.0%, or LIBOR plus 3.5% for properties added to the facility subsequent to August 22, 2013. At December 31, 2013, the line was collateralized by eleven properties and we were in compliance with all financial covenants of this facility.
Equipment note payable
We had an equipment note payable, which was secured by an aircraft and bore interest at the Prime rate plus 1.5%. This note was paid off in 2013.

Future minimum principal payments
The following table represents the future minimum principal payments required under our debt obligations and capital leases as of December 31, 2013:

	As of December 31, 2013
	Payments by Period
	(In thousands)
	Total	Less than 1 Year (3)	Year 2	Year 3	Year 4	Year 5	More than 5 Years
Securitizations & Bank Term Financing (1)	$937,821	$466,934	$254,734	$144,231	$71,922	$—	$—
Portfolio warehouse facilities (2)	283,400	154,953	128,447	—	—	—	—
Portfolio Term Residual Financing	50,000	—	—	—	—	—	50,000
Senior secured notes	253,316	—	—	—	253,316	—	—
Inventory facility	136,321	136,321	—	—	—	—	—
Real estate mortgage loan	12,231	236	251	264	11,480	—	—
Real estate facility	13,412	2,406	2,406	2,406	2,406	2,406	1,382
Capital lease obligations	1,773	1,137	473	163	—	—	—
Operating lease obligations	105,920	23,503	20,965	16,376	14,498	11,895	18,683
Total (4)	$1,794,194	$785,490	$407,276	$163,440	$353,622	$14,301	$70,065

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
(9) Accrued Warranty Liability
The accrued warranty liability represents our estimated obligations related to service contracts that were included in the bundled price of vehicle sales and is recorded as a component of payables and other accrued expenses on the accompanying consolidated balance sheets for each period presented. The following table reflects activity in the accrual for the periods indicated:

	Years Ended December 31,
	2013	2012
	(In thousands)
Balance, Beginning of Period	$24,420	$24,004
Service Contract Expense	20,013	23,195
Service Contract Claims Paid	(28,627)	(22,779)
Balance, End of Period	$15,806	$24,420
(10) Deferred Revenue
Deferred revenue represents the remaining unearned revenue balance of VSC, GAP, GPS and vehicle lease revenue. The following table sets forth information regarding the changes in Deferred Revenue:

	Years Ended December 31,
	2013	2012
	(In thousands)
Deferred Balance, Beginning of Period	$2,501	$—
Revenue Deferred	57,264	2,520
Revenue Recognized	(17,632)	(19)
Deferred Balance, End of Period	$42,133	$2,501

(11) Related Party Transactions
Relationship with Verde Investments, Inc.
Verde is an Arizona corporation that is wholly-owned by Mr. Garcia. Verde engages in the acquisition, development, and long-term investment in real estate and other commercial assets. Mr. Garcia is the principal stockholder, president and director of Verde. Transactions between us and Verde, as well as other related parties are described below.
During the years ended December 31, 2013, 2012 and 2011, we recorded related party operating expenses as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
General and Administrative Expenses—Related Party
Property lease expense	$4,711	$4,768	$3,795
Restricted stock compensation expense (1)	1,239	1,546	2,790
Aircraft operating and lease expense	4,614	4,198	3,937
Salaries and wages, general & administrative and other expenses	579	645	793
Reimbursement of certain general and administrative expenses	(308)	(284)	(314)
Total General and Administrative Expenses—Related Party	$10,835	$10,873	$11,001
(1)    Stock compensation agreement is between Ray Fidel, CEO, and DriveTime.
Property lease expense
Included in property lease expense are costs of operating leases with Verde for certain dealership and reconditioning facilities which the Company operates and Verde owns. For the years ended December 31, 2013, 2012 and 2011, we leased an average of 13, 13 and 14 vehicle dealership facilities, respectively, three reconditioning facilities, our former loan servicing center (which is currently being subleased to third-party tenants), and our corporate office from Verde and another affiliate of Mr. Garcia (the Garcia Family Limited Liability Partnership, LLP). For the years ended December 31, 2013, 2012 and 2011, we rented one vehicle sales facility from Stephen Fidel, the brother of Mr. Fidel, our President and CEO. At December 31, 2013, the maturity of these related party leases range from 2015 to 2025. Future minimum lease payments required under related party leases are disclosed in Note 14 — Commitments and Contingencies.
During the year ended December 31, 2011, we paid $0.4 million in lease termination fees on two of our closed properties to terminate the leases with Steven Johnson, a former director of DTAC, who is also Mr. Garcia's brother-in-law.
Restricted stock compensation expense
Restricted stock compensation expense represents stock compensation expense under a restricted stock agreement between DTAG, DTAC and Mr. Fidel. See Note 13 — Shareholders’ Equity, Dividends & Stock Compensation for further information.
Aircraft operating and lease expenses
We are party to two lease agreements for aircraft with Verde under which we agreed to pay cumulative monthly lease payments of $425,000 plus taxes, and are responsible for paying all operating costs and repairs and maintenance related to the aircraft. The leases expire in August 2015 and December 2018.
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

Interest expense
During the years ended December 31, 2013, 2012 and 2011, we recorded related party interest expense as follows:

	Years Ended December 31,
	2013	2012	2011
Senior Secured Notes Interest Expense—Related Party	(In thousands)
Senior Secured Notes Payable—Verde	$365	$237	$2,460
Senior Secured Notes Payable—CEO	41	24	220
Total Senior Secured Notes Interest Expense—Related Party	$406	$261	$2,680
In August 2012, Verde purchased $5.0 million of the Senior Secured Notes on the open market, at a purchase price of 111.0% to par, plus accrued interest. Subsequent to this transaction, Mr. Fidel purchased $0.5 million of the notes purchased by Verde at an identical purchase price. In August 2013, Verde sold $4.5 million of the Senior Secured Notes on the open market at a price of 110.0% to par, plus accrued interest. In August 2013, Mr. Fidel also sold $0.5 million of the Senior Secured Notes on the open market at an identical price. As a result, at December 31, 2013, none of the Senior Secured Notes were held by a related party.
During the year ended December 31, 2011, we recorded related party interest expense associated with our June 2010 issuance of $200.0 million of the Senior Secured Notes, an aggregate of $49.0 million of which were held by Verde and Mr. Fidel. In June 2011, Verde purchased Mr. Fidel's portion of Senior Secured Notes, and Verde sold the Senior Secured Notes it held on the open market. As a result, at December 31, 2011, none of the Senior Secured Notes were held by a related party and interest expense during 2011 is related to the period they held the notes.
Relationship with GO
On December 5, 2013, DTAC entered into an agreement to sell GFC Lending, LLC ("GO") to the shareholders of DTAC. Transactions between GO and us, are described below.
Sale of Carvana loans
We have an agreement with GO, wherein GO purchases certain on-line generated installment sales contracts from us each month. The installment sales contracts are sold at par value with no associated gain or loss. The amount of loans purchased from us for the month ended December 31, 2013 was $0.6 million.
Shared services
DriveTime provides certain administrative services to GO, as it builds out its business processes. For example, we provide certain payroll, benefits, accounting and certain other corporate ancillary services. These agreed upon services do not allow DriveTime the ability to direct GO's business activities, and are provided at a marketable rate. For the month ended December 31, 2013, total shared services revenues recorded were $0.4 million.
Reimbursement of general and administrative expenses
We received reimbursement of certain general and administrative expenses incurred by us on GO's behalf during the month of December 2013.
Shareholder Receivable
In December 2013 we executed notes receivable from our shareholders in the principal amount of $28.5 million, as a result of the sale of GO Financial. Interest only payments are paid monthly with principal amounts due in full in December 2018. Interest on principal amounts outstanding bear interest at LIBOR + 2.75%. For the month ended December 2013, we recorded $0.1 million in interest income related to these notes.
(12) Income Taxes
The consolidated financial statements consist of financial and operating data of DTAG and DTAC, which are both S corporations. As DTAC and DTAG are flow-through entities for federal income tax purposes, there is no federal income tax expense related to the income of DTAC and DTAG, other than for two of DTAG’s C corporation subsidiaries, one of which is wholly owned with the other majority owned. The taxable income flows through to our shareholders, who are responsible for paying the associated taxes.
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities recorded in jurisdictions that either do not recognize the Company's S corporation status and/or assess a tax on the Company's operations at the entity level.  If determined to be necessary, the Company's policy is to record a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that management believes is more likely than not to be realized. As of December 31, 2013, we had a net deferred tax liability of $0.6 million. As of December 31, 2012, we did not have any net deferred tax assets or liabilities.
Although most states follow the federal recognition of S corporation status, some states do impose an entity level tax on that income; therefore, the tax expense is adjusted accordingly. As of December 31, 2013 and 2012, we had an income tax payable of $0.6 million and $0.2 million respectively.
A reconciliation between expected taxes computed at the federal statutory rate of 35% and the effective tax rate on income before income taxes follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Computed “Expected” Income Taxes	$13,128	$21,192	$31,276
Non C-Corporation (Income)	(12,080)	(20,644)	(30,859)
Entity Level State Income Tax on S Corp. Income	782	834	890
Other, Net	(221)	(188)	(86)
Computed “Expected” Income Taxes	$1,609	$1,194	$1,221
Components of income tax (benefit) expense are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current Expense:
Federal	$581	$532	$404
State	810	662	817
Deferred	218	—	—
Total	$1,609	$1,194	$1,221
DTAG and DTAC, along with a wholly-owned C-corporation subsidiary of DTAG, file a federal and various state income tax returns. For federal purposes, the 2010 to 2012 years remain subject to examination, while for state purposes, the 2009 to 2012 years remain subject to examination. We do not have any open federal or state income tax examinations.
At December 31, 2013 and December 31, 2012, the Company had no unrecognized tax benefits. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company had not accrued any amounts related to the payment of interest and penalties as of December 31, 2013 and December 31, 2012. We do not anticipate any material changes to our unrecognized tax benefits in the next 12 months.
(13) Shareholders’ Equity, Dividends & Stock Compensation
Share Information
DTAG – par value $0.001 per share, 1,000 shares authorized, 101.8 shares issued and outstanding; DTAC – no par value, 1,000,000 shares authorized, 101.8 shares issued and outstanding.
Non-controlling Interest
DTAG and DTAC are consolidated for financial reporting purposes, therefore we are required to separately present the non-controlling equity interest of the VIE (DTAC) on the consolidated balance sheets and consolidated statements of operations for all periods presented. The non-controlling interest represents DTAC's equity and income for the periods presented and there are no third-party competing interests in DTAC. For the amounts of assets, liabilities, revenue, and income of DTAC consolidated into DTAG at December 31, 2012, see Note 20 — Supplemental Consolidating Financial Information.

Dividends
Certain of our debt facilities place restrictions on the amount of cash dividends we are permitted to pay to our shareholders. If we are in compliance with the indebtedness ratio restriction in the Senior Secured Notes, we are permitted to pay cash dividends limited to an amount not greater than the percentage of S-corporation taxable income for such quarterly period equal to the highest combined federal, state, and/or local tax rate for individuals, plus 50% of the difference between net earnings less amounts paid for tax. If we are not in compliance with the indebtedness ratio dividend restriction in the Senior Secured Notes, specifically related to our ability to pay dividends, we are only permitted to pay cash dividends limited to an amount not greater than the percentage of S corporation taxable income for such quarterly periods equal to the highest combined federal, state, and/or local tax rate for individuals. During 2013 we exceeded the indebtedness ratio, which restricted our ability to pay dividends related to net GAAP earnings in excess of amounts to pay taxes. The indebtedness ratio dividend restriction under the Senior Secured Notes is not an aspect of the financial covenants of the Senior Secured Notes, but rather a mechanism designed to place limits on the Company’s ability to pay dividends to its shareholders.
During the years ended December 31, 2013 and 2012, we paid $13.7 million and $51.2 million in dividends. We did not have any approved but unpaid dividends at December 31, 2013 or 2012.
Chief Executive Officer Restricted Stock Grant
On December 28, 2010, Mr. Fidel entered into a Restricted Stock Agreement with each of DTAG and DTAC, pursuant to which he was issued an award of 2.8595 shares of restricted stock in each of DTAG and DTAC, subject to certain vesting restrictions. Mr. Fidel made an election under Section 83(b) of the United States Internal Revenue Code of 1986, as amended, to be taxed on the fair market value of the entire restricted stock grant as of the award date. In connection therewith, the fair market value of shares sufficient to satisfy Mr. Fidel's federal and state income tax obligations with respect to the entire award was deemed to be vested in full as of the award date. However, only those shares of a value equal to the minimum statutory federal and state withholding due from Mr. Fidel on the grant were repurchased by DTAG and DTAC, and the proceeds from such repurchases were delivered to the relevant tax authorities. The remaining unvested shares of restricted stock vested one-third each year over a period of three years based on Mr. Fidel's continued employment and on the achievement of certain income before income tax targets for the consolidated results of DTAG, measured for the preceding twelve months as of June 30, 2011, 2012 and 2013. For income tax purposes, Mr. Fidel was deemed to own 2.8595 shares at the grant date, and immediately thereafter the Company repurchased 1.0899 shares resulting in Mr. Fidel owning 1.7696 shares in each of DTAG and DTAC as of December 31, 2011, 2012, and 2013. All shares have vested. In connection with the execution of the Restricted Stock Agreement, Mr. Fidel also entered into a Shareholders' Agreement with our principal shareholder and DTAG and DTAC, which, among other things, restricts his ability to transfer his shares of restricted stock and grants him certain tag-along rights in the event of a sale by our principal shareholder and certain piggy-back registration rights in connection with a public offering of our shares or any successor entity.
In December 2010, we obtained a valuation of the Company and Mr. Fidel's 2.78% ownership from a third party appraisal firm resulting in a $9.5 million grant date fair value of the award. As the terms of the Agreement do not meet the specific criteria for liability classification as set forth in ASC 718 Compensation - Stock Compensation, we determined the awards to be equity based stock compensation awards, therefore recognizing the expense over the requisite service periods based on a graded vesting. As DriveTime's Restricted Stock Agreement requires the achievement of a service and a performance condition, the Company only recognized compensation expense for those periods where the service was rendered and the performance condition was met. In addition, as the number of shares and purchase price were known by Mr. Fidel at the time of grant, compensation cost was fixed and measured as of the grant date.
As a result of this transaction, we recorded $3.9 million in share-based compensation expense in 2010 for the 1.1721 shares which vested on December 31, 2010. The remaining 59.0% of the shares vested over the following 36 months based on various vesting periods as set forth in the Agreement and were recognized as compensation expense over the requisite service periods based on a graded vesting. The vesting was dependent upon achieving a predetermined performance ratio. The following is a summary of the vesting schedule:

Period 1 (1/1/11 - 6/30/11)	Period 2 (7/1/11-6/30/12)	Period 3 (7/1/12-12/31/13)
6 Months	12 Months	18 Months
19.67%	19.67%	19.67%
For the years-ended December 31, 2013, 2012 and 2011, we recorded $1.2 million, $1.5 million and $2.8 million, respectively in share-based compensation expense for the shares which vested in association with the restricted stock agreements. The non-cash share-based compensation of $1.2 million, $1.5 million and $2.8 million was credited to Paid-in-Capital for the years ended December 31, 2013, 2012 and 2011, respectively.

Intercompany Transfer of Loans
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
Other Equity Transactions
In 2013 we acquired a controlling interest in Inilex. Prior to the acquisition, we determined Inilex to be a VIE for financial reporting purposes, though we did not previously consolidate the VIE as it was not material. However, with the acquisition we recorded a $3.3 million adjustment to the beginning retained earnings related to the prior period effects of the non-consolidated VIE. We also recorded a $0.4 million adjustment to beginning retained earnings related to a deferred income tax adjustment.
(14) Commitments and Contingencies
Lease commitments
We lease used car sales facilities, reconditioning centers, our corporate office, aircraft, and certain other office/computer equipment from unrelated and related entities under various operating leases that expire through January 2025. The leases provide for periodic rent increases and many contain escalation clauses and various renewal options from one to ten years. In certain instances, we are also responsible for occupancy and maintenance costs, including real estate taxes, insurance, and utility costs. We recognize rent expense on a straight-line basis over the length of the lease term. Rent expense totaled $19.7 million, $17.5 million, and $16.6 million for the years ended December 31, 2013, 2012, and 2011, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations.
A summary of future minimum lease payments required under non-cancelable operating leases with remaining lease terms in excess of one year as of December 31, 2013 follows:

	Related Party	Non-Related Party	Total
	(In thousands)
Year 1	$11,108	$12,395	$23,503
Year 2	10,635	10,330	20,965
Year 3	9,285	7,091	16,376
Year 4	9,437	5,061	14,498
Year 5	9,147	2,748	11,895
Thereafter	17,426	1,257	18,683
Total	$67,038	$38,882	$105,920
Legal matters
We are involved in various claims and actions arising in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on us. We believe appropriate accruals have been made for the disposition of these matters. In accordance with ASC 450, Contingencies, we establish an accrual for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed monthly and adjusted to reflect the impact of negotiations, settlements and payments, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal expenses related to defense, negotiations, settlements, rulings, and advice of outside legal counsel are expensed as incurred. At December 31, 2013, we do not have any material accruals for legal contingencies.
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
On April 12, 2012, the Consumer Financial Protection Bureau (the “CFPB”) delivered a Civil Investigative Demand to DTAG requesting DTAG produce certain documents and information and answer questions relating to certain components of the business of DTAG and its affiliates. The CFPB did not allege a violation of any law. We have continued to work closely with the CFPB to provide details and clarity related to their original request. Our counsel had a Jan 29, 2014 Notice of Response and Advice call with the CFPB, to which we responded on February 20, 2014. We have not had any contact with them since that time. See "—Item 1A. Risk Factors" for additional information on the CFPB investigation.
Additionally, in the ordinary course of business, we are a defendant in various other types of legal proceedings. Although we cannot determine at this time the amount of the ultimate exposure from these lawsuits, if any, based on the advice of counsel management does not expect the final outcome to have a material adverse effect on us.
(15) Retirement Plan
The Company sponsors a qualified 401(k) retirement plan (defined contribution plan) for its employees. The plan, as amended, covers substantially all employees having no less than 60 days of service, who have attained the age of 18, and work at least 1000 hours per year. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations. In 2013, 2012, and 2011, we provided matching contributions of cash in the amount of 40%, up to the first 6% of each employee’s deferrals. Compensation expense related to this plan totaled $0.9 million, $0.8 million, and $0.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.
(16) Fair Value of Financial Instruments
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
Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2: Other than quoted prices that are observable in the market for the asset or liability, either directly or indirectly.
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

The following is a summary of carrying value presented within the balance sheet and fair value of our financial instruments for each period presented:

	December 31, 2013
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
	(In thousands)
Assets
Finance Receivables, net (1)	$1,598,010	$—	$—	$1,692,247
Shareholder Notes Receivable	28,542	—	28,542	—
Liabilities
Securitization Debt	713,953	729,395	—	—
Portfolio Term Residual Financing	50,000	—	47,462	—
Bank Term Financings	223,868	—	223,868	—
Portfolio Warehouse Facilities	283,400	—	283,400	—
Senior Secured Notes Payable	253,316	279,914	—	—
Revolving Inventory Facility	136,321	—	136,729	—
Mortgage Note Payable	12,231	—	12,808	—
Real Estate Facility	13,412	—	13,700	—

	December 31, 2012
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
	(In thousands)
Assets
Finance Receivables, net (1)	$1,370,800	$—	$—	$1,441,026
Liabilities
Securitization Debt	677,118	702,031	—	—
Portfolio Term Residual Financing	25,000	—	25,000	—
Bank Term Financings	347,360	—	347,360	—
Portfolio Warehouse Facilities	57,200	—	57,200	—
Senior Secured Notes Payable	198,320	220,135	—	—
Revolving Inventory Facility	91,320	—	91,600	—
Mortgage Note Payable	12,454	—	11,200	—
Real Estate Facility	11,733	—	11,700	—

(1)	Represents finance receivable principal balances, plus accrued interest, less the allowance for credit losses.
Valuation methodologies
Finance receivables
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This discounted cash flow is estimated utilizing an internal valuation model, which uses a combination of market inputs (i.e. discount rates for similar and like transactions) and our own assumptions regarding credit losses, recoveries, and prepayment rates in our portfolio. We estimate the cash flow of the portfolio and the cash flow of our retained interests in securitization and bank term transactions in measuring total cash flow. These cash flows are developed on a leveraged basis since our finance receivable portfolio is financed by these debt instruments and are not separable transactions.
Shareholder Notes Receivable
At December 31, 2013 the fair value of shareholder notes approximates the carrying value as the notes were recently executed at a market rate provided by a third party.

Securitization debt
At December 31, 2013 and 2012, the fair value of securitization debt was determined using a third-party quoted market price.
Portfolio term residual financing
At December 31, 2013, the fair value of the portfolio term residual facility was estimated by discounting future expected cash flow flows over the life of the facility, using market rates for similar facilities. At December 31, 2012, the fair value was determined to approximate carrying value as the facility was amended December 2012.
Bank term financing
At December 31, 2013, the fair value of the bank term facility was determined to approximate fair value based upon our knowledge of the securitization market. At December 31, 2012 the bank term facility was determined to approximate fair value as the facility was recently executed with Wells Fargo in November 2012.
Portfolio warehouse facilities
The portfolio warehouse facilities are short term in nature and the interest rates adjust in conjunction with the 30-day LIBOR. The Deutsche Bank Warehouse Facility was renewed in December 2012. The Royal Bank of Scotland Warehouse Facility was renewed in March 2013. The Wells Fargo Warehouse Facility was renewed in December 2013. As these facilities were recently renewed and contain a floating market rate of interest, we believe the fair value of these facilities approximate carrying value at December 31, 2013 and 2012.
Senior secured notes payable
The fair value of senior secured notes payable at December 31, 2013 and 2012 was determined using a third-party quoted market price.
Revolving inventory facility
At December 31, 2013, the fair value of the inventory facility was estimated by discounting future cash flows expected to be paid over the life of the facility, using market rates for similar facilities. At December 31, 2012, the fair value of the inventory facility was determined using a third party discounted cash flow using market interest rates for similar facilities.
Mortgage note payable
At December 31, 2013 and 2012, the fair value of this note was determined using third-party market prices for similar commercial real estate mortgages.
Real estate facility
At December 31, 2013 and 2012, the fair value of the real estate facility was determined using third-party market prices for similar real estate collateralized facilities.
(17) Subsequent Events
We have evaluated subsequent events for potential recognition and/or disclosure through March 24, 2014, the date the financial statements were available for issuance.
Accordingly, the following disclosures apply:
In January 2014 we completed our 2014-1 securitization, issuing $267.8 million of asset-backed securities with a original duration weighted average coupon of 2.57%. The securities were rated in tranches with credit ratings from AAA to BBB by Standard and Poor's Ratings Service, DBRS, Inc. and Kroll Bond Rating Agency.
In March 2014 the Board of Directors for DTAG and DTAC approved a restricted stock award to Mr. Fidel our Chief Executive Officer. The restricted stock agreement provides for the issuance of a certain number of shares to Mr. Fidel in each of DTAG and DTAC, subject to certain time based and performance based vesting restrictions. The issued shares will result in recognition of stock compensation expense in 2014 and future years relating to the vesting arrangement.
In March 2014 the Board of Directors for DTAG and DTAC approved an updated Executive Compensation Plan, which updates the existing bonus plan and includes new profit sharing agreements.
In March 2014 the Board of Directors approved a dividend of up to $5.0 million to pay taxes related to fourth quarter 2013 taxable income.
In March 2014 we extended the expiration date of the RBS warehouse facility to June 2014.

(18) Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other accounting standards setting bodies, which we may adopt as of the specified date required by each standard. We believe the impact of recently issued standards not yet effective will not have a material impact on our consolidated financial statements upon adoption. However, the FASB continues to work on several projects, which will lead to new standards, which may have a material impact in future periods.
In 2014 the FASB is expected to release a new revenue recognition standard, to become effective in 2017, which will eliminate industry-specific revenue accounting, and will establish a single set of guidelines for revenue recognition across all industries. The proposed standard provides new guidance on identifying separate performance obligations in a contract, determining and allocating transaction price, and determining when a performance obligation is satisfied. Included within the exposure draft is a requirement to consider the time value of money when addressing contracts with a significant financing component. We will assess the impact of the new pronouncement when released. We believe the proposed new guidance may have a material effect on our future consolidated financial statements, but cannot determine the extent of the impact at this time.
In 2013 the FASB released a new lease accounting proposal which would eliminate the current operating and capital lease classifications and would require an asset or liability to be recorded for most leases longer than one year, similar to the current accounting treatment for capital leases. Additionally, the new guidance may change the way a lease is recorded on the income statement. We will assess the impact of the new pronouncement when released, but believe the new guidance may have a material effect on our future consolidated financial statements by grossing up our assets and liabilities for leases that are currently treated as operating leases.
The FASB also continues working on a financial instruments project, to address the classification and measurement of financial instruments. The FASB continues to deliberate the proposed measures of this project, but are expected to issue the final standard for impairment in 2014. We will assess the impact of the new pronouncement when released, to determine whether such pronouncement may have a material effect on our future consolidated financial statements, as this pronouncement may have an impact on our allowance for credit losses.
(19) Discontinued Operations
On December 5, 2013, DTAC and GO entered into an agreement to sell GO to the shareholders of DTAC. In consideration for the sale of GO, DTAC received aggregate cash proceeds of $85.1 million and notes from the shareholders in the principal amount of $28.5 million. The sales price for GO was equal to the value of GO's net assets. We engaged a third party to assess the agreed upon price and to issue a fairness opinion on the transaction, to ensure net assets were sold at fair value. As a result, no gain or loss was recorded as part of the transaction. During a transition period, DriveTime will provide certain agreed upon services to GO as they build out their business processes. These agreed upon services do not allow DriveTime the ability to direct GO's business activities. These services will be provided at a marketable rate and would not be considered significant under ASC 205.
We have determined that GO is a variable interest entity ("VIE"), but that neither DTAG or DTAC are the primary beneficiary as we do not have the power to direct the most significant economic activities of GO, nor do we have the obligation to absorb losses or the right to receive benefits from GO's operations. Therefore, consolidation of GO is not required. Through the sale of GO we have eliminated our indirect lending operations. We will not have a significant continuing involvement in GO's operations. As such, the sale of GO qualifies for and is presented as a discontinued operation based on the guidance provided in ASC 205-20-55-3.
GO's operations for the years ending December 31, 2013, 2012 & 2011 were reclassified out of operations and presented as a separate line on the consolidated statements of operations. Further, the carrying amounts of the assets and liabilities disposed are presented separately for the year ended December 31, 2012 on the consolidated balance sheet.
A summary of other the revenue and pretax profit reported in discontinued operations follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Total Revenue	$16,752	$2,977	$—
Net Loss Before Income Taxes	(1,956)	(1,869)	(789)

A summary of the major classes of assets and liabilities disposed of as part of the sale of GO follows:

	November 30, 2013	December 31, 2012
Assets:	(In thousands)
Cash and Cash Equivalents	$—	$2
Total Finance Receivables, Net	2,171	—
Total Dealer Loans Receivables	112,028	40,956
Property, Plant and Equipment	1,738	1,256
Total Other Assets	348	189
Total Assets:	$116,285	$42,403
Liabilities:
Accounts Payable	$7	$4
Accrued Expenses and Other Liabilities	2,348	594
Deferred Revenue	317	101
Total Liabilities:	$2,672	$699
(20) Supplemental Consolidating Financial Information
In accordance with the indenture governing our 12.625% Senior Secured Notes due 2017 (see Note 8 — Debt Obligations), certain wholly-owned subsidiaries of the Company have fully and unconditionally guaranteed the Senior Secured Notes on a joint and several basis. Pursuant to Regulation S-X, Rule 3-10(f), we are required to present condensed consolidating financial information for subsidiaries that have guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional, joint and several, and where the voting interest of the subsidiary is 100% owned by the registrant.
The following tables present condensed consolidating balance sheets as of December 31, 2013 and 2012; and condensed consolidating statements of operations for the years ended December 31, 2013, 2012, and 2011; and condensed consolidated statements of cash flows for the years ended December 31, 2013, 2012, and 2011 for (i) DTAG and DTAC, the co-issuers of the Senior Secured Notes, (ii) the separate DTAG and DTAC guarantor subsidiaries on a combined basis, (iii) the separate DTAG and DTAC non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidated amounts. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the senior note holders. Consolidating adjustments include elimination of investment in subsidiaries, elimination of intercompany accounts; elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and elimination of equity in earnings (losses) of subsidiaries. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.
Included in the column for DTAG Guarantor Subsidiaries Combined are DriveTime Sales and Finance Company, LLC and DriveTime Car Sales Company, LLC, DriveTime Ohio Company, LLC, Driver's Seat, LLC and Carvana, LLC. Included in the column for DTAC Guarantor Subsidiaries Combined are DT Credit Company, LLC, DT Jet Leasing, LLC and GFC Lending, LLC, presented as discontinued operations. Included in the column for DTAG Non-Guarantor Subsidiaries Combined are all other subsidiaries that are wholly-owned by DTAG and our 51% interest in Inilex. Included in the column for DTAC Non-Guarantor Subsidiaries Combined are all SPEs, which are VIEs and for which DTAC is the primary beneficiary. The column for the Issuers includes the accounts for DTAG and DTAC as issuers and as parent company for each of its respective subsidiaries.
Consolidated amounts may be immaterially different compared to the consolidated financial statements due to rounding.

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Balance Sheets
December 31, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
ASSETS:
Cash and Cash Equivalents	$5,589	$15,477	$5	$—	$21,071	$5	$588	$9,090	$—	$9,683	$—	$30,754
Restricted Cash and Investments Held in Trust	—	—	—	—	—	12,375	102,493	—	—	114,868	—	114,868
Finance Receivables	—	—	—	—	—	—	—	1,938,931	—	1,938,931	—	1,938,931
Allowance for Credit Losses	—	—	—	—	—	—	—	(299,516)	—	(299,516)	—	(299,516)
Finance Receivables, net	—	—	—	—	—	—	—	1,639,415	—	1,639,415	—	1,639,415
Inventory	320,406	—	—	(839)	319,567	—	—	—	—	—	—	319,567
Property and Equipment, net	82,232	449	—	—	82,681	3,848	14,806	2,325	—	20,979	—	103,660
Lease Fleet Vehicles	31,161	—	—	—	31,161	—	—	—	—	—	—	31,161
Investments in Subsidiaries	—	—	259,162	(259,162)	—	—	—	418,091	(418,091)	—	—	—
Other Assets	2,099,928	22,221	571,097	(696,457)	1,996,789	1,182,734	1,779,757	1,955,012	(2,956,837)	1,960,666	(3,899,368)	58,087
Shareholder Note Receivable	—	—	—	—	—	—	—	28,542	—	28,542	—	28,542
Assets of Discontinued Operation	—	—	—	—	—	—	—	—	—	—	—	—
Total Assets	$2,539,316	$38,147	$830,264	$(956,458)	$2,451,269	$1,198,962	$1,897,644	$4,052,475	$(3,374,928)	$3,774,153	$(3,899,368)	$2,326,054
LIABILITIES & SHAREHOLDERS' EQUITY:
Liabilities:
Payables and Other Accrued Expenses	$2,125,853	$2,067	$599,332	$(696,323)	$2,030,929	$1,388,300	$6,763	$3,539,609	$(2,956,837)	$1,977,835	$(3,899,368)	$109,396
Deferred Revenue	42,101	32	—	—	42,133	—	—	—	—	—	—	42,133
Portfolio Term Financings	—	—	—	—	—	—	987,821	—	—	987,821	—	987,821
Portfolio Warehouse Facilities	—	—	—	—	—	—	283,400	—	—	283,400	—	283,400
Senior Secured Notes Payable	—	—	126,658	—	126,658	—	—	126,658	—	126,658	—	253,316
Other Secured Financing	136,321	13,412	—	—	149,733	—	12,231	—	—	12,231	—	161,964
Liabilities of Discontinued Operation	—	—	—	—	—	—	—	—	—	—	—	—
Total Liabilities	2,304,275	15,511	725,990	(696,323)	2,349,453	1,388,300	1,290,215	3,666,267	(2,956,837)	3,387,945	(3,899,368)	1,838,030
Shareholders’ Equity:
Noncontrolling Interest - Inilex	—	2,698	—	(3,297)	(599)	—	—	—	—	—	336	(263)
Shareholders' Equity	235,041	19,938	104,274	(256,838)	102,415	(189,338)	607,429	386,208	(418,091)	386,208	(336)	488,287
Total Equity	235,041	22,636	104,274	(260,135)	101,816	(189,338)	607,429	386,208	(418,091)	386,208	—	488,024
Total Liabilities & Shareholders’ Equity	$2,539,316	$38,147	$830,264	$(956,458)	$2,451,269	$1,198,962	$1,897,644	$4,052,475	$(3,374,928)	$3,774,153	$(3,899,368)	$2,326,054

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Balance Sheets
December 31, 2012
(In thousands)

	DriveTime Automotive Group, Inc.							DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary		Parent Company		Eliminations	Consolidated	Guarantor Subsidiaries Combined		Non- Guarantor Subsidiaries Combined		Parent Company		Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
ASSETS:
Cash and Cash Equivalents	$6,937	$482		$5		$—	$7,424	$7		$423		$18,624		$—	$19,054	$—	$26,478
Restricted Cash and Investments Held in Trust	—	—		—		—	—	16,163		90,909		—		—	107,072	—	107,072
Finance Receivables	—	—		—		—	—	—		4,435		1,657,227		—	1,661,662	—	1,661,662
Allowance for Credit Losses	—	—		—		—	—	—		—		(252,590)		—	(252,590)	—	(252,590)
Finance Receivables, net	—	—		—		—	—	—		4,435		1,404,637		—	1,409,072	—	1,409,072
Inventory	270,733	—		—		—	270,733	—		—		—		—	—	—	270,733
Property and Equipment, net	70,668	—		—		—	70,668	4,551		15,216		2,706		—	22,473	—	93,141
Investments in Subsidiaries	—	—		473,828		(473,828)	—	—		—		348,577		(348,577)	—	—	—
Other Assets	1,226,409	26,480		383,689		(711,814)	924,764	496,195		1,347,860		864,643		(1,857,217)	851,481	(1,736,027)	40,218
Assets of Discontinued Operation	—	—		—		—	—	42,403		—		—		—	42,403	—	42,403
Total Assets	$1,574,747	$26,962		$857,522		$(1,185,642)	$1,273,589	$559,319		$1,458,843		$2,639,187		$(2,205,794)	$2,451,555	$(1,736,027)	$1,989,117
LIABILITIES & SHAREHOLDERS’ EQUITY:
Liabilities:
Payables and Other Accrued Expenses	$1,021,718	$609		$602,314		$(711,814)	$912,827	$520,781		$6,703		$2,228,522		$(1,836,721)	$919,285	$(1,736,027)	$96,085
Deferred Revenue	2,415	86		—		—	2,501	—		—		—		—	—	—	2,501
Portfolio Term Financings	—	—		—		—	—	—		1,069,974		—		(20,496)	1,049,478	—	1,049,478
Portfolio Warehouse Facilities	—	—		—		—	—	—		57,200		—		—	57,200	—	57,200
Senior Secured Notes Payable	—	—		99,160		—	99,160	—		—		99,160		—	99,160	—	198,320
Other Secured Financing	91,320	11,733		—		—	103,053	1,774		12,454		—		—	14,228	—	117,281
Liabilities of Discontinued Operation	—	—		—		—	—	699		—		—		—	699	—	699
Total Liabilities	1,115,453	12,428	—	701,474	—	(711,814)	1,117,541	523,254	—	1,146,331	—	2,327,682	—	(1,857,217)	2,140,050	(1,736,027)	1,521,564
Shareholders’ Equity:
Total Equity	459,294	14,534		156,048		(473,828)	156,048	36,065		312,512		311,505		(348,577)	311,505	—	467,553
Total Liabilities & Shareholders’ Equity	$1,574,747	$26,962		$857,522		$(1,185,642)	$1,273,589	$559,319		$1,458,843		$2,639,187		$(2,205,794)	$2,451,555	$(1,736,027)	$1,989,117

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Operations
December 31, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales Revenue	$1,055,504	$—	$—	$—	$1,055,504	$—	$—	$—	$—	$—	$—	$1,055,504
Interest Income	—	—	—	—	—	—	307,578	328,368	(308,148)	327,798	—	327,798
Other Income	54,051	16,724	60,824	(8,593)	123,006	72,395	—	2,367	(69,364)	5,398	(110,810)	17,594
Equity in Income of Subsidiaries	—	—	211,764	(211,764)	—	—	—	212,222	(212,222)	—	—	—
Total Revenue	1,109,555	16,724	272,588	(220,357)	1,178,510	72,395	307,578	542,957	(589,734)	333,196	(110,810)	1,400,896
Costs and Expenses:
Cost of Sales	731,075	7,734	—	(7,619)	731,190	—	—	—	—	—	—	731,190
Provision for Credit Losses	—	—	—	—	—	—	—	308,332	—	308,332	—	308,332
Portfolio Debt Interest Expense	—	—	—	—	—	—	42,196	—	—	42,196	—	42,196
Non-Portfolio Debt Interest Expense	5,555	577	42	—	6,174	64	1,318	368,417	(308,148)	61,651	(65,273)	2,552
Senior Secured Notes Interest Expense	—	—	15,162	—	15,162	—	—	15,163	—	15,163	—	30,325
Selling and Marketing	32,138	—	—	—	32,138	—	—	—	—	—	—	32,138
General and Administrative	115,122	2,921	6,394	—	124,437	58,988	61,489	65,793	(69,364)	116,906	(45,537)	195,806
Depreciation Expense	21,658	312	—	—	21,970	1,195	545	1,322	—	3,062	—	25,032
Total Costs and Expenses	905,548	11,544	21,598	(7,619)	931,071	60,247	105,548	759,027	(377,512)	547,310	(110,810)	1,367,571
Income (Loss) Before Income Taxes	204,007	5,180	250,990	(212,738)	247,439	12,148	202,030	(216,070)	(212,222)	(214,114)	—	33,325
Income Tax Expense	—	665	261	—	926	—	—	683	—	683	—	1,609
Net Income (Loss) from Continuing Operations	204,007	4,515	250,729	(212,738)	246,513	12,148	202,030	(216,753)	(212,222)	(214,797)	—	31,716
Loss from Discontinued Operation (net of taxes)	—	—	—	—	—	(1,956)	—	—	—	(1,956)	—	(1,956)
Net Income (Loss)	204,007	4,515	250,729	(212,738)	246,513	10,192	202,030	(216,753)	(212,222)	(216,753)	—	29,760
Net Income (Loss) Attributable to Noncontrolling Interests - Inilex	—	941	—	(1,731)	(790)	—	—	—	—	—	242	(548)
Net Income (Loss) Attributable to DriveTime Consolidated	$204,007	$3,574	$250,729	$(211,007)	$247,303	$10,192	$202,030	$(216,753)	$(212,222)	$(216,753)	$(242)	$30,308

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Operations
December 31, 2012
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales Revenue	$920,507	$—	$—	$—	$920,507	$—	$—	$—	$—	$—	$—	$920,507
Interest Income	—	—	—	—	—	—	273,460	300,595	(274,673)	299,382	—	299,382
Other Income	45,442	—	37,760	—	83,202	65,058	—	2,757	(64,342)	3,473	(85,500)	1,175
Equity in Income of Subsidiaries	—	—	220,795	(220,795)	—	—	—	180,339	(180,339)	—	—	—
Total Revenue	965,949	—	258,555	(220,795)	1,003,709	65,058	273,460	483,691	(519,354)	302,855	(85,500)	1,221,064
Costs and Expenses:
Cost of Sales	607,932	—	—	—	607,932	—	—	—	—	—	—	607,932
Provision for Credit Losses	—	—	—	—	—	—	—	253,603	—	253,603	—	253,603
Portfolio Debt Interest Expense	—	—	—	—	—	—	41,978	—	—	41,978	—	41,978
Non-Portfolio Debt Interest Expense	3,273	403	58	—	3,734	93	1,975	314,904	(274,673)	42,299	(41,389)	4,644
Senior Secured Notes Interest Expense	—	—	13,233	—	13,233	—	—	13,237	—	13,237	—	26,470
Selling and Marketing	28,012	—	—	—	28,012	—	—	3	—	3	—	28,015
General and Administrative	91,546	(3,406)	7,369	—	95,509	54,942	55,762	78,506	(64,342)	124,868	(44,111)	176,266
Depreciation Expense	16,910	—	—	—	16,910	1,014	546	1,270	—	2,830	—	19,740
Total Costs and Expenses	747,673	(3,003)	20,660	—	765,330	56,049	100,261	661,523	(339,015)	478,818	(85,500)	1,158,648
Income (Loss) Before Income Taxes	218,276	3,003	237,895	(220,795)	238,379	9,009	173,199	(177,832)	(180,339)	(175,963)	—	62,416
Income Tax Expense	—	484	224	—	708	—	—	486	—	486	—	1,194
Net Income (Loss) from Continuing Operations	218,276	2,519	237,671	(220,795)	237,671	9,009	173,199	(178,318)	(180,339)	(176,449)	—	61,222
Loss from Discontinued Operation (net of taxes)	—	—	—	—	—	(1,869)	—	—	—	(1,869)	—	(1,869)
Net Income (Loss) Attributable to DriveTime Consolidated	$218,276	$2,519	$237,671	$(220,795)	$237,671	$7,140	$173,199	$(178,318)	$(180,339)	$(178,318)	$—	$59,353

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Operations
December 31, 2011
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales Revenue	$838,242	$—	$—	$—	$838,242	$—	$—	$—	$—	$—	$—	$838,242
Interest Income	—	—	—	—	—	—	252,911	284,282	(254,128)	283,065	—	283,065
Other Income	38,333	—	26,500	—	64,833	60,250	—	2,864	(60,018)	3,096	(67,269)	660
Equity in Income of Subsidiaries	—	—	211,104	(211,104)	—	—	—	158,642	(158,642)	—	—	—
Total Revenue	876,575	—	237,604	(211,104)	903,075	60,250	252,911	445,788	(472,788)	286,161	(67,269)	1,121,967
Costs and Expenses:
Cost of Sales	544,504	—	—	—	544,504	—	—	—	—	—	—	544,504
Provision for Credit Losses	—	—	—	—	—	—	—	207,198	—	207,198	—	207,198
Portfolio Debt Interest Expense	—	—	—	—	—	—	43,373	102	—	43,475	—	43,475
Non-Portfolio Debt Interest Expense	2,351	—	54	—	2,405	109	1,989	282,978	(254,128)	30,948	(30,319)	3,034
Senior Secured Notes Interest Expense	—	—	13,271	—	13,271	—	—	13,270	—	13,270	—	26,541
Selling and Marketing	22,790	—	—	—	22,790	—	—	—	—	—	—	22,790
General and Administrative	83,081	(1,191)	7,543	—	89,433	56,925	50,009	68,803	(60,018)	115,719	(36,950)	168,202
Depreciation Expense	13,532	—	—	—	13,532	714	613	1,216	—	2,543	—	16,075
Total Costs and Expenses	666,258	(1,191)	20,868	—	685,935	57,748	95,984	573,567	(314,146)	413,153	(67,269)	1,031,819
Income (Loss) Before Income Taxes	210,317	1,191	216,736	(211,104)	217,140	2,502	156,927	(127,779)	(158,642)	(126,992)	—	90,148
Income Tax Expense	—	403	(166)	—	237	—	—	984	—	984	—	1,221
Net Income (Loss) from Continuing Operations	210,317	788	216,902	(211,104)	216,903	2,502	156,927	(128,763)	(158,642)	(127,976)	—	88,927
Loss from Discontinued Operation (net of taxes)	—	—	—	—	—	—	(789)	—	—	(789)	—	(789)
Net Income (Loss) attributable to DriveTime Consolidated	$210,317	$788	$216,902	$(211,104)	$216,903	$2,502	$156,138	$(128,763)	$(158,642)	$(128,765)	$—	$88,138

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
Year Ended December 31, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income / (Loss)	$204,007	$4,515	$250,729	$(212,738)	$246,513	$10,192	$202,030	$(216,753)	$(212,222)	$(216,753)	$—	$29,760
Net Loss Attributable to Noncontrolling Interests	—	(941)	—	1,731	790	—	—	—	—	—	(242)	548
Net Income / (Loss) Attributable to DriveTime Consolidated	204,007	3,574	250,729	(211,007)	247,303	10,192	202,030	(216,753)	(212,222)	(216,753)	(242)	30,308
Net Loss from Discontinued Operations	—	—	—	—	—	1,956	—	—	—	1,956	—	1,956
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	308,332	—	308,332	—	308,332
Depreciation Expense	21,658	312	—	—	21,970	1,195	545	1,322	—	3,062	—	25,032
Amortization of Debt Issuance Costs and Debt Premium and Discount	163	74	451	—	688	—	5,145	451	—	5,596	—	6,284
Non-Cash Compensation Expense	—	—	612	—	612	—	—	627	—	627	—	1,239
Loss (Gain) from Disposal of Property and Equipment	(232)	—	—	—	(232)	94	—	(7)	—	87	—	(145)
Originations of Finance Receivables	—	—	—	—	—	—	—	(1,106,422)	—	(1,106,422)	—	(1,106,422)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	4,434	568,323	—	572,757	—	572,757
Increase in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(5,011)	—	(5,011)	—	(5,011)
(Increase) Decrease in Inventory	(49,673)	—	—	839	(48,834)	—	—	—	—	—	—	(48,834)
(Increase) Decrease in Other Assets	(1,301,364)	8,714	(272,571)	194,677	(1,370,544)	(882,385)	(339,927)	(895,002)	1,311,843	(805,471)	2,163,583	(12,432)
Increase (Decrease) in Deferred Revenue	39,686	(54)	—	—	39,632	—	—	—	—	—	—	39,632
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	1,105,113	1,458	(2,982)	15,491	1,119,080	867,518	61	1,311,087	(1,120,116)	1,058,550	(2,163,341)	14,289
Net Cash Provided By (Used in) Operating Activities from Continued Operations	19,358	14,078	(23,761)	—	9,675	(1,430)	(127,712)	(33,053)	(20,495)	(182,690)	—	(173,015)
Net Cash Provided By Operating Activities from Discontinued Operation	—	—	—	—	—	761	—	—	—	761	—	761
Net Cash Provided By (Used in) Operating Activities	19,358	14,078	(23,761)	—	9,675	(669)	(127,712)	(33,053)	(20,495)	(181,929)	—	(172,254)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation						DriveTime Automotive Group, Inc. and Subsidiaries
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations
Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	1,520	—	—	—	1,520	177	—	51	—	228	—	1,748
Purchase of Property and Equipment	(33,626)	(762)	—	—	(34,388)	(761)	(136)	(986)	—	(1,883)	—	(36,271)
Purchase of Lease Fleet	(33,022)	—	—	—	(33,022)	—	—	—	—	—	—	(33,022)
Proceeds from Sale of Discontinued Operation	—	—	—	—	—	—	—	85,074	—	85,074	—	85,074
Increase in Other Investments	—	—	(3,200)	—	(3,200)	—	—	—	—	—	—	(3,200)
Net Cash Used in Investing Activities from Continuing Operations	(65,128)	(762)	(3,200)	—	(69,090)	(584)	(136)	84,139	—	83,419	—	14,329
Net Cash Used in Investing Activities from Discontinued Operation	—	—	—	—	—	(762)	—	(73,867)	—	(74,629)	—	(74,629)
Net Cash Used in Investing Activities	(65,128)	(762)	(3,200)	—	(69,090)	(1,346)	(136)	10,272	—	8,790	—	(60,300)
Cash Flows from Financing Activities:
Increase (Decrease) in Restricted Cash	—	—	—	—	—	3,788	(12,030)	—	—	(8,242)	—	(8,242)
Deposits into Investments Held in Trust	—	—	—	—	—	—	(9,000)	—	—	(9,000)	—	(9,000)
Change in Investments Held in Trust and Collection Account Cash	—	—	—	—	—	—	9,446	—	—	9,446	—	9,446
Additions to Portfolio Term Financings	—	—	—	—	—	—	543,890	—	—	543,890	—	543,890
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(625,844)	—	20,495	(605,349)	—	(605,349)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	1,034,300	—	—	1,034,300	—	1,034,300
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(808,100)	—	—	(808,100)	—	(808,100)
Additions to Senior Secured Notes Payable	—	—	27,750	—	27,750	—	—	27,750	—	27,750	—	55,500
Additions to Other Secured Notes Payable	55,000	3,871	—	—	58,871	—	—	—	—	—	—	58,871
Repayment of Other Secured Notes Payable	(10,000)	(2,192)	—	—	(12,192)	(1,775)	(221)	—	—	(1,996)	—	(14,188)
Payment of Debt Issuance Costs	(578)	—	(789)	—	(1,367)	—	(4,428)	(802)	—	(5,230)	—	(6,597)
Dividend Distributions	—	—	—	—	—	—	—	(13,701)	—	(13,701)	—	(13,701)
Net Cash Provided By Financing Activities	44,422	1,679	26,961	—	73,062	2,013	128,013	13,247	20,495	163,768	—	236,830
Net Increase (Decrease) in Cash and Cash Equivalents	(1,348)	14,995	—	—	13,647	(2)	165	(9,534)	—	(9,371)	—	4,276
Cash and Cash Equivalents at Beginning of Period	6,937	482	5	—	7,424	7	423	18,624	—	19,054	—	26,478
Cash and Cash Equivalents at End of Period	5,589	15,477	5	—	21,071	5	588	9,090	—	9,683	—	30,754
Cash and Cash Equivalents from Discontinued Operation at End of Period	—	—	—	—	—	—	—	—	—	—	—	—
Cash and Cash Equivalents from Continued Operations at End of Period	$5,589	$15,477	$5	$—	$21,071	$5	$588	$9,090	$—	$9,683	$—	$30,754

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
Year Ended December 31, 2012
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation						DriveTime Automotive Group, Inc. and Subsidiaries
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations
Cash Flows from Operating Activities:
Net Income / (Loss)	$218,276	$2,519	$237,671	$(220,795)	$237,671	$7,140	$173,199	$(178,318)	$(180,339)	$(178,318)	$—	$59,353
Net Loss from Discontinued Operations	—	—	—	—	—	1,869	—	—	—	1,869	—	1,869
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	253,603	—	253,603	—	253,603
Depreciation Expense	16,910	—	—	—	16,910	1,014	546	1,270	—	2,830	—	19,740
Amortization of Debt Issuance Costs and Debt Premium and Discount	115	39	608	—	762	—	6,792	609	—	7,401	—	8,163
Non-Cash Compensation Expense	—	—	781	—	781	—	—	765	—	765	—	1,546
Loss (Gain) from Disposal of Property and Equipment	(117)	—	—	—	(117)	(34)	—	(2)	—	(36)	—	(153)
Originations of Finance Receivables	—	—	—	—	—	—	—	(917,093)	—	(917,093)	—	(917,093)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	(1,496)	560,588	—	559,092	—	559,092
Increase in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(4,252)	—	(4,252)	—	(4,252)
Increase in Inventory	(58,403)	—	—	—	(58,403)	—	—	—	—	—	—	(58,403)
(Increase) Decrease in Other Assets	(269,542)	(14,358)	(232,721)	208,224	(308,397)	156,538	(342,738)	166,308	145,614	125,722	179,356	(3,319)
Increase in Deferred Revenue	2,362	31	—	—	2,393	—	—	—	—	—	—	2,393
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	107,580	311	(6,333)	12,571	114,129	(127,876)	1,552	165,334	34,725	73,735	(179,356)	8,508
Net Cash Provided By (Used in) Operating Activities from Continued Operations	17,181	(11,458)	6	—	5,729	38,651	(162,145)	48,812	—	(74,682)	—	(68,953)
Net Cash Provided By Operating Activities from Discontinued Operation	—	—	—	—	—	(925)	—	—	—	(925)	—	(925)
Net Cash Provided By (Used in) Operating Activities	17,181	(11,458)	6	—	5,729	37,726	(162,145)	48,812	—	(75,607)	—	(69,878)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation						DriveTime Automotive Group, Inc. and Subsidiaries
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations
Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	1,540	—	—	—	1,540	317	—	38	—	355	—	1,895
Purchase of Property and Equipment	(21,333)	—	—	—	(21,333)	(2,111)	—	(1,037)	—	(3,148)	—	(24,481)
Net Cash Used in Investing Activities from Continuing Operations	(19,793)	—	—	—	(19,793)	(1,794)	—	(999)	—	(2,793)	—	(22,586)
Net Cash Used in Investing Activities from Discontinued Operation	—	—	—	—	—	(41,971)	—	—	—	(41,971)	—	(41,971)
Net Cash Used in Investing Activities	(19,793)	—	—	—	(19,793)	(43,765)	—	(999)	—	(44,764)	—	(64,557)
Cash Flows from Financing Activities:
Increase in Restricted Cash	—	—	—	—	—	6,354	9,067	—	—	15,421	—	15,421
Deposits into Investments Held in Trust	—	—	—	—	—	—	(15,864)	—	—	(15,864)	—	(15,864)
Change in Investments Held in Trust and Collection Account Cash	—	—	—	—	—	—	(6,913)	—	—	(6,913)	—	(6,913)
Additions to Portfolio Term Financings	—	—	—	—	—	—	857,246	—	—	857,246	—	857,246
Repayment of Portfolio Term Financings	—	—	—	—	—	—	(590,151)	—	—	(590,151)	—	(590,151)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	827,300	—	—	827,300	—	827,300
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(911,492)	—	—	(911,492)	—	(911,492)
Additions to Other Secured Notes Payable	71,000	12,968	—	—	83,968	—	—	—	—	—	—	83,968
Repayment of Other Secured Notes Payable	(64,179)	(1,235)	—	—	(65,414)	(360)	(208)	—	—	(568)	—	(65,982)
Payment of Debt Issuance Costs	(141)	(388)	(6)	—	(535)	—	(6,801)	(7)	—	(6,808)	—	(7,343)
Dividend Distributions	—	—	—	—	—	—	—	(51,195)	—	(51,195)	—	(51,195)
Net Cash Provided By (Used In) Financing Activities	6,680	11,345	(6)	—	18,019	5,994	162,184	(51,202)	—	116,976	—	134,995
Net Increase (Decrease) in Cash and Cash Equivalents	4,068	(113)	—	—	3,955	(45)	39	(3,389)	—	(3,395)	—	560
Cash and Cash Equivalents at Beginning of Period	2,869	595	5	—	3,469	52	384	22,013	—	22,449	—	25,918
Cash and Cash Equivalents at End of Period	6,937	482	5	—	7,424	7	423	18,624	—	19,054	—	26,478
Cash and Cash Equivalents from Discontinued Operations at End of Period	—	—	—	—	—	2	—	—	—	2	—	2
Cash and Cash Equivalents from Continued Operations at End of Period	$6,937	$482	$5	$—	$7,424	$9	$423	$18,624	$—	$19,056	$—	$26,480

DriveTime Automotive Group, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
Year Ended December 31, 2011
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Operating Activities:
Net Income / (Loss)	$210,317	$788	$216,902	$(211,104)	$216,903	$2,502	$156,138	$(128,763)	$(158,642)	$(128,765)	$—	$88,138
Net Loss from Discontinued Operations	—	—	—	—	—	—	789	—	—	789	—	789
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Provision for Credit Losses	—	—	—	—	—	—	—	207,198	—	207,198	—	207,198
Depreciation Expense	13,532	—	—	—	13,532	714	613	1,216	—	2,543	—	16,075
Amortization of Debt Issuance Costs and Debt Premium and Discount	494	—	562	—	1,056	—	10,262	562	—	10,824	—	11,880
Non-Cash Compensation Expense	—	—	1,395	—	1,395	—	—	1,394	—	1,394	—	2,789
Loss (Gain) from Disposal of Property and Equipment	86	—	—	—	86	—	—	(5)	—	(5)	—	81
Originations of Finance Receivables	—	—	—	—	—	—	23	(829,164)	—	(829,141)	—	(829,141)
Collections and Recoveries on Finance Receivable Principal Balances	—	—	—	—	—	—	(223)	540,673	—	540,450	—	540,450
Increase in Accrued Interest Receivable and Loan Origination Costs	—	—	—	—	—	—	—	(1,011)	—	(1,011)	—	(1,011)
Increase in Inventory	(66,286)	—	—	—	(66,286)	—	—	—	—	—	—	(66,286)
(Increase) Decrease in Other Assets	(851,669)	2,564	(335,292)	310,151	(874,246)	(603,676)	(233,228)	(763,142)	1,113,025	(487,021)	1,358,453	(2,814)
Decrease in Deferred Revenue	(28)	—	—	—	(28)	—	—	—	—	—	—	(28)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Liabilities	691,667	(3,079)	116,607	(99,047)	706,148	602,492	(14,843)	1,026,561	(954,383)	659,827	(1,358,453)	7,522
Net Cash Provided By (Used in) Operating Activities from Continued Operations	(1,887)	273	174	—	(1,440)	2,032	(80,469)	55,519	—	(22,918)	—	(24,358)
Net Cash Provided By Operating Activities from Discontinued Operation	—	—	—	—	—	—	(838)	—	—	(838)	—	(838)
Net Cash Provided By (Used in) Operating Activities	(1,887)	273	174	—	(1,440)	2,032	(81,307)	55,519	—	(23,756)	—	(25,196)

	DriveTime Automotive Group, Inc.					DT Acceptance Corporation
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Investing Activities:
Proceeds from Disposal of Property and Equipment	438	—	—	—	438	62	—	19	—	81	—	519
Purchase of Property and Equipment	(43,290)	—	—	—	(43,290)	(243)	(164)	(477)	—	(884)	—	(44,174)
Net Cash Used in Investing Activities from Continuing Operations	(42,852)	—	—	—	(42,852)	(181)	(164)	(458)	—	(803)	—	(43,655)
Net Cash Used in Investing Activities from Discontinued Operation	—	—	—	—	—	—	(630)	—	—	(630)	—	(630)
Net Cash Used in Investing Activities	(42,852)	—	—	—	(42,852)	(181)	(794)	(458)	—	(1,433)	—	(44,285)
Cash Flows from Financing Activities:
Increase in Restricted Cash	5	—	—	—	5	(1,740)	19,928	—	—	18,188	—	18,193
Deposits into Investments Held in Trust	—	—	—	—	—	—	(13,199)	—	—	(13,199)	—	(13,199)
Change in Investments Held in Trust and Collection Account Cash	—	—	—	—	—	—	(22,819)	—	—	(22,819)	—	(22,819)
Additions to Portfolio Term Facilities	—	—	—	—	—	—	707,947	—	—	707,947	—	707,947
Repayment of Portfolio Term Facilities	—	—	—	—	—	—	(339,110)	—	—	(339,110)	—	(339,110)
Additions to Portfolio Warehouse Facilities	—	—	—	—	—	—	970,600	—	—	970,600	—	970,600
Repayment of Portfolio Warehouse Facilities	—	—	—	—	—	—	(1,232,215)	—	—	(1,232,215)	—	(1,232,215)
Additions to Other Secured Notes Payable	44,500	—	—	—	44,500	—	—	—	—	—	—	44,500
Repayment of Other Secured Notes Payable	—	—	—	—	—	(344)	(198)	—	—	(542)	—	(542)
Payment of Debt Issuance Costs	(485)	—	(169)	—	(654)	—	(8,965)	(169)	—	(9,134)	—	(9,788)
Dividend Distributions	—	—	—	—	—	—	—	(51,845)	—	(51,845)	—	(51,845)
Net Cash Provided By (Used In) Financing Activities	44,020	—	(169)	—	43,851	(2,084)	81,969	(52,014)	—	27,871	—	71,722
Net Increase (Decrease) in Cash and Cash Equivalents	(719)	273	5	—	(441)	(233)	(132)	3,047	—	2,682	—	2,241
Cash and Cash Equivalents at Beginning of Period	3,588	322	—	—	3,910	285	516	18,966	—	19,767	—	23,677
Cash and Cash Equivalents at End of Period	2,869	595	5	—	3,469	52	384	22,013	—	22,449	—	25,918
Cash and Cash Equivalents from Discontinued Operation at End of Period	—	—	—	—	—	—	12	—	—	12	—	12
Cash and Cash Equivalents from Continued Operations at End of Period	$2,869	$595	$5	$—	$3,469	$52	$396	$22,013	$—	$22,461	$—	$25,930

(21) Selected Quarterly Financial Data—Unaudited
A summary of the quarterly data follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013	(In thousands)
Total revenue	$385,224	$360,865	$364,204	$290,603	$1,400,896
Costs and expenses	367,061	339,975	358,818	301,717	1,367,571
Income before income taxes	18,163	20,890	5,386	(11,114)	33,325
Net Income/(Loss) From Continuing Operations	$17,821	$20,620	$5,455	$(12,180)	$31,716

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012	(In thousands)
Total revenue	$367,663	$301,850	$304,785	$246,766	$1,221,064
Costs and expenses	333,825	271,596	299,344	253,883	1,158,648
Income before income taxes	33,838	30,254	5,441	(7,117)	62,416
Net Income/(Loss) From Continuing Operations	$33,446	$29,987	$5,070	$(7,281)	$61,222

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2011	(In thousands)
Total revenue	$332,856	$275,405	$286,012	$227,694	$1,121,967
Costs and expenses (1)	291,841	242,975	273,567	223,436	1,031,819
Income before income taxes	41,015	32,430	12,445	4,258	90,148
Net Income/(Loss) From Continuing Operations	$40,503	$32,093	$12,383	$3,948	$88,927
(1) Includes net loss on extinguishment of debt.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Internal & Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our internal controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013, to ensure that the information required to be disclosed by us in the reports that we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2013, the end of the period covered by this annual report.
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
Our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures are effective as of December 31, 2013, the end of the period covered by this annual report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information regarding our executive officers and directors:
DriveTime Automotive Group, Inc.

Name	Age	Position(s)
Ernest C. Garcia II	56	Executive Chairman/Director
Raymond C. Fidel	56	Director, Chief Executive Officer, and President
Mark G. Sauder	53	Executive Vice President, Chief Financial Officer and Treasurer
Jon D. Ehlinger	56	Executive Vice President, Secretary, General Counsel, and Public Relations
Paul I. Kaplan	43	Senior Vice President, Chief Risk Officer and Chief Information Officer
MaryAnn N. Keller	70	Director
Donald J. Sanders	69	Director
Gregg E. Tryhus	56	Director
Ira J. Platt	50	Director
Ernest C. Garcia II. Mr. Garcia has served as our Executive Chairman of the Board since 1992. Mr. Garcia served as our Chief Executive Officer from 1992 to 1999, and served as our President from 1992 to 1996. Mr. Garcia has been the President of Verde Investments, Inc. since 1992. As our founder and former Chief Executive Officer, Mr. Garcia brings to his role as Executive Chairman of the Board an extensive understanding of the automobile sales and finance industry, which enables him to serve as a resource to our management team in their assessment and management of risks and development of overall corporate strategy.
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
Paul I. Kaplan. Mr. Kaplan was appointed Senior Vice President, Chief Risk Officer and Chief Information Officer in November of 2013.  Mr. Kaplan started with DriveTime in November of 2000 as a financial analyst and progressed through several operational and financial analytic roles leading to his appointments as Director of Credit Risk Analysis in 2009, VP of Strategic Analysis in 2011 and VP/CIO in March of 2012.  Mr. Kaplan graduated with a Bachelors of Arts degree from the Muhlenberg College and received his Master in Business Administration from the University of New Orleans.
Maryann N. Keller. Ms. Keller has served as a Director since June 2010. Ms. Keller currently serves as the principal of Maryann Keller and Associates, a firm providing consulting services to automotive clients. From July 1999 to November 2000, Ms. Keller served as the President of the Automotive Services unit of Priceline.com. She joined Priceline.com from Furman Selz, an investment banking firm, where she served as a managing director of the firm from 1986 to 1999. Prior to joining Furman Selz, Ms. Keller was a portfolio manager with Vilas-Fischer Associates from 1983 to 1986, and served as automotive industry analyst with Kidder Peabody & Co. Inc. and Paine Webber from 1972 to 1983. Ms. Keller also served as Chairman of the Society of Automotive Analysts from 1994 to 1999. From 2000 through 2012, she was a director of Dollar Thrifty Automotive Group, Inc. (NYSE: DTG), a publicly-traded rental car company, where she served as Chairman of the Audit Committee and was a member of the human resources and compensation committee. She has previously served as a director of Lithia Motors, Inc. (NYSE: LAD), a new and used vehicle retailer. Ms. Keller’s extensive experience as an analyst of, consultant to, and director of organizations in the automotive industry brings valuable expertise and experience to our Board.

Donald J. Sanders. Mr. Sanders has served as a Director since June 2010. Mr. Sanders has worked in the consumer finance industry for 40 years and has held management positions with Korvettes Department Stores (private label credit business), Citicorp, and Commercial Credit Corporation. In 1990, Mr. Sanders co-founded and served as Chief Executive Officer of Credit and Risk Management Associates, Inc., a risk management and marketing consulting, data warehousing, and systems integration firm that was acquired by Fair, Isaac Companies in 1996. Mr. Sanders retired from Fair, Isaac in 2001, but continues to provide private consulting services as Deer Creek Consulting, LLC. Mr. Sanders also serves as a Senior Industry Advisor to Bridgeforce, Inc., a Delaware consulting firm, and serves as an advisor to the board of directors of Collections Marketing Center, Inc., a private company. Mr. Sanders also served on the board of directors of Metris Companies, Inc., from 2004 to 2005. Mr. Sanders’ extensive career focusing on credit scoring and risk modeling for the consumer finance industry, including as a chief executive and later as a consultant, gives him the industry knowledge to guide our Board on a variety of matters.
Gregg E. Tryhus. Mr. Tryhus has served as a Director since October 2005. Mr. Tryhus is President and owner of Grayhawk Development, a company involved in land and golf development, real estate investment, and golf management.  Master plan projects include Grayhawk, Whisper Rock and Saguaro Bloom in Arizona, and Glenwild in Utah.
Ira J. Platt. Mr. Platt was elected as a Director in February 2014. Mr. Platt currently serves as the President of Georgiana Ventures, LLC, a firm which provides equity and debt capital to specialty finance companies, acquires portfolios of consumer finance receivables and offers consulting services to the specialty finance industry.   From 2009 to 2011, Mr. Platt served as the Portfolio Manager for the Rosemont TALF Opportunity Fund, a partnership that invested in AAA-rated asset-backed securities. Mr. Platt was a Managing Director and Head of the Principal & Distressed Capital Business for RBS Greenwich Capital, the domestic fixed income banking unit of the Royal Bank of Scotland Group from 1997 to 2009.   From 1991 to 1997 Mr. Platt was an Executive Vice President of the Aegis Consumer Funding Group, a publicly traded non-prime automotive finance company. Mr. Platt's extensive experience in the consumer finance industry and his deep knowledge of the non-prime automotive finance industry provides valuable expertise to our Board.
Board Composition
Our directors are elected annually to serve until the next annual meeting of stockholders, until their successors are duly elected and qualified, or until their earlier death, resignation, disqualification, or removal. Directors may be removed at any time for cause by the affirmative vote of the holders of a majority of the voting power then entitled to vote.
As of December 31, 2013, the Company’s board of directors does not have any committees.
We have adopted a code of ethics that applies to all directors, officers and employees of our company, including our Chief Executive Officer, Chief Financial Officer, or persons performing similar functions. Our Code of Ethics is available on our website at www.drivetime.com. To satisfy the disclosure requirements under Item 10 of Form 8-K, in the event of an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, or persons performing similar functions, we would disclose such information on our website. No such event has occurred during the year ended December 31, 2013.
Item 11. Executive Compensation
Compensation Discussion and Analysis
The following discussion and analysis should be read in conjunction with the related tables that are presented immediately below.
Overview
The purpose of this compensation discussion and analysis is to provide information about each material element of compensation that we pay or award to, or that is earned by, our "named executive officers". For the year ended December 31, 2013, our named executive officers consist of our principal executive officer ("PEO"), principal financial officer ("PFO") and our three other most highly compensated executive officers serving in such capacity at the end of the fiscal year. The named executive officers are as follows:

•	Ernest C. Garcia II, our Executive Chairman;

•	Raymond C. Fidel, our President and Chief Executive Officer (PEO);

•	Mark G. Sauder, our Executive Vice President and Chief Financial Officer (PFO);

•	Jon D. Ehlinger, our Executive Vice President, Secretary, and General Counsel; and

•	Paul I. Kaplan, our Senior Vice President and Chief Risk Officer
This compensation discussion and analysis addresses and explains the compensation practices we followed in 2013 regarding executive compensation. The tables below summarize the related compensation information.

Compensation Determinations
Most, if not all, of our compensation policies and determinations applicable to our named executive officers have been the product of research by and discussion among our management team.
Objectives of Compensation Programs
We pay our named executive officers based on business performance and individual performance, and, in setting compensation levels, we take into consideration our past practices, our current and anticipated future needs, the relative skills and experience of each individual executive and the competitive market. To date, we have not utilized the services of a compensation consultant and have not engaged in benchmarking when making policy-level or individual compensation determinations.
Compensation philosophy. A named executive officer’s total compensation will vary based on a combination of the Company’s overall performance along with the named executive officer’s personal performance and contribution to overall results. This philosophy generally applies to all of our employees, with a more significant level of variability and compensation at risk depending upon an employee’s function and level of responsibility. Implementing this philosophy allows us to attract, motivate, and retain highly qualified individuals responsible for guiding us and creating value for our shareholders.
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
Elements of in-service compensation. For our 2013 fiscal year, our executive compensation mix included base salary, discretionary cash bonuses, and other benefits generally available to all employees. We generally determine the nature and amount of each element of compensation as follows:

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

•
Non-Equity Incentive Plan Compensation. We provide cash bonuses to recognize and reward our named executive officers with cash payments above base salary based on our success in a given year. The cash bonuses are paid annually and the bonus program includes an additional deferred bonus in the amount of the annual bonus that is payable three years after the payment of the annual bonus, subject to the executive officer still being employed by us at the time of payment. Amounts deferred accrue interest at the prime rate. For each year, the bonuses received by Messrs. Fidel, Sauder, Ehlinger and Kaplan reflect, in part, bonuses for the fiscal year performance and, in part, the deferred portion of bonuses earned three years prior. See “—Impact of Performance on Compensation—Bonus Plan.”

•
Retention Bonus Plan. We provide cash bonuses under our retention bonus plan to Messrs. Sauder and Ehlinger. Under the terms of the plan, we were committed to make six annual contributions beginning May 1, 2006 through May 2011 to fund the plan. An executive must remain employed by us to receive annual benefits paid out under the plan beginning in May 2011 through May 2015.

•
Perquisites. We seek to compensate our named executive officers at levels that eliminate the need for material perquisites and enable each individual officer to provide for his or her own needs. Accordingly, in 2013, we provided limited perquisites to our named executive officers.

•
Other. We offer other employee benefits to key executives for the purpose of meeting current and future health and security needs for the executives and their families. These benefits, which we generally offer to all eligible employees, include medical, dental, vision and life insurance benefits; short-term disability pay; long-term disability insurance; flexible spending accounts for medical expense reimbursements; company issued vehicle; tuition reimbursement; and a 401(k) retirement savings plan.

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
Impact of Performance on Compensation—Bonus Plan
We have an annual cash bonus program that is based primarily on the achievement of pretax economic earnings targets. When evaluating whether pre-tax economic earnings targets have been satisfied, we add back the income impact of deferring revenue related to our ancillary products, and typically disregard certain non-operating gains and/or losses over which management has no control. We may also adjust certain performance measures if warranted by extraordinary circumstances. Under the program, we establish threshold, target and maximum amounts of pre-tax economic earnings that will result in the payment of a bonus. Each of these levels is determined at the beginning of each year by analyzing our budget and forecasted earnings, as well as other economic and competitive factors. We establish a base bonus amount for each named executive officer, which is set by the Executive Chairman of the Board at the beginning of each fiscal year, based on the assessment of each officer’s title, position and responsibilities. If the earnings threshold to achieve a bonus is met, bonuses are paid on a sliding scale basis, with each named executive officer eligible to receive a bonus of between 50% to 150% of the respective executive’s base bonus, depending on our performance against the pre-tax economic earnings targets. If the earnings threshold to achieve a bonus is not met (i.e. less than 50%) for a given fiscal year, then the named executive officers would not receive a bonus for the fiscal year.

The bonus program also includes a deferred component. The deferred portion is equivalent to a percentage of the executive’s annual bonus (as described above) and is payable three years after the payment of the annual bonus, subject to the executive officer still being with us at the time of payment. For example, the payment for the deferred portion of the 2013 bonus is accrued through December 2016 and paid January 2017. The Company will pay simple interest at the prime rate on the amount of the bonus to which each executive is entitled under the Plan during the Vesting Period. For purposes of this component of the program, the “Vesting Period” begins on January 1st of the year after the bonus year and ends on December 31 before the January in which the bonus is paid. For example, the vesting period for the deferred portion of the 2013 bonus begins on January 1, 2014 and ends on December 31, 2016. The amount paid in January 2017 is equal to the amount earned under the annual bonus plan for 2016, plus the amount of the deferred bonus from 2013.
In March 2014 the Board of Directors for DTAG and DTAC approved an updated Executive Compensation Plan, which updates the existing bonus plan and includes new profit sharing agreements. See "—Significant Events After December 31, 2013."
The following table shows the pre-tax earnings targets established for the named executive officers for 2013 (in thousands):

	Threshold		Target		Maximum
	Pre-tax Bonus Earnings	Percentage of Base Bonus Earned	Pre-tax Bonus Earnings	Percentage of Base Bonus Earned	Pre-tax Bonus Earnings	Percentage of Base Bonus Earned
2013 adjusted pre-tax earnings (1)	$74,100	50%	$99,100	100%	$124,100	150%

(1)
For purposes of the bonus program, pre-tax earnings are not calculated in accordance with GAAP, but instead are based on GAAP pre-tax earnings before bonus expense and certain adjustments based on items not considered in the annual budget, or other adjustments that our Board deems appropriate consistent with business operations.

For 2013, the Company achieved pre-tax bonus earnings equal to approximately $86.5 million. Accordingly, the named executive officers achieved incentive bonuses as follows:

Name	Performance Payment Percentage	2013 Bonus Earned (1)	2013 Deferred Bonus Earned (1)	Total 2013 Bonus Earned (1)
Raymond C. Fidel	67%	$201,000	$201,000	$402,000
Mark G. Sauder	67%	134,000	134,000	268,000
Jon D. Ehlinger	67%	100,500	100,500	201,000
Paul I. Kaplan	67%	67,000	50,250	117,250

(1)	The amounts shown above reflect bonus earnings. The payment of the 2013 bonus was paid in January 2014 with the deferred bonus to be paid in 2017.
At any time prior to the final determination of bonuses earned, the Board may adjust the performance goals and target awards to reflect a change in corporate capitalization or a corporate transaction (such as a merger, consolidation, separation, reorganization or partial or complete liquidation), or to reflect equitably the occurrence of any events beyond management’s control, any change in applicable accounting rules or principles, any change in the Company’s method of accounting, any change in applicable law, any change due to any merger, consolidation, acquisition, reorganization, combination of shares or other changes in the Company’s corporate structure or shares, or any other change of a similar nature.
Retention Bonus Plan
In July 2005, we replaced existing retention plan agreements with the retention plan in which Mark G. Sauder and Jon D. Ehlinger currently participate. Raymond C. Fidel was not included in this plan because it was determined that, as a shareholder at that time, his ownership interest in the Company encouraged Mr. Fidel to remain employed with the Company, and that he would be financially rewarded in his capacity as one of our shareholders. Subsequently, in 2008, Mr. Fidel entered into an agreement with Mr. Garcia for the purchase of Mr. Fidel’s ownership interest. See “—Executive Employment Agreements.”
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
At December 31, 2013, the plan was fully funded and, during the years ended December 31, 2013, 2012 and 2011, the first through third of five payments were paid out of the plan, respectively.

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
Chief Executive Officer Restricted Stock Grant
In December 2010, the Board of Directors of each of DTAG and DTAC approved a restricted stock award to Mr. Fidel, our Chief Executive Officer. On December 28, 2010, Mr. Fidel entered into a Restricted Stock Agreement with each of DTAG and DTAC, pursuant to which he was issued an award of 2.8595 shares of restricted stock in each of DTAG and DTAC, subject to certain vesting restrictions. Mr. Fidel made an election under Section 83(b) of the United States Internal Revenue Code of 1986, as amended, to be taxed on the fair market value of the entire restricted stock grant as of the award date. In connection therewith, that portion of shares the fair market value of which was sufficient to satisfy Mr. Fidel’s federal and state income tax obligations with respect to the entire award was deemed to be vested in full as of the award date. However, only those shares of a value equal to the minimum statutory federal and state withholding due from Mr. Fidel on the grant were repurchased by DTAG and DTAC, and the proceeds from such repurchases were delivered to the relevant tax authorities. The remaining unvested shares of restricted stock vested one-third each year over a period of three years based on Mr. Fidel’s continued employment with us and on the achievement of certain income before income tax targets for the consolidated results of DTAG, measured for the preceding twelve months as of June 30, 2011, 2012 and 2013. During the year ended December 31, 2013, we recognized $1.2 million in restricted stock expense due to the shares that vested during the current year.
For income tax purposes, Mr. Fidel was deemed to own 2.8595 shares at the grant date, and immediately thereafter the Company repurchased 1.0899 shares resulting in Mr. Fidel owning 1.7696 shares in each of DTAG and DTAC as of December 31, 2011, 2012, and 2013. All shares have vested. In connection with the execution of the Restricted Stock Agreements, Mr. Fidel also entered into a Shareholders’ Agreement with our principal shareholder and DTAG and DTAC, which, among other things, restricts his ability to transfer his shares of restricted stock and grants him certain tag-along rights in the event of a sale by our principal shareholder and certain piggy-back registration rights in connection with a public offering of our shares or any successor entity. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions—Shareholders’ Agreements.”
In March 2014 the Board of Directors for DTAG and DTAC approved an additional restricted stock award to Mr. Fidel. See "—Significant Events After December 31, 2013."
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
Conclusion
We believe that the compensation amounts paid to our named executive officers for their service in 2013 were reasonable and appropriate and in our best interests.
Executive Employment Agreements
None of our named executive officers is a party to an employment agreement with us, except for Mr. Fidel's participation in the 2010 Restricted Stock Grant, although certain of our executives are parties to special retention agreements and non-equity incentive plan compensation that provide for benefits to be accelerated upon certain events involving termination of employment or a change of control. See “—Severance and Change of Control Arrangements” below.
There have been no other material changes to items of compensation applicable to our named executive officers or directors for fiscal 2013.

Significant Events after December 31, 2013
Changes to Bonus Plan
In March 2014, the Boards of Directors of each of DTAG and DTAC approved an Executive Compensation Plan applicable to management personnel at the Senior Managing Director level and above (the “2014 Executive Compensation Plan”). The 2014 Executive Compensation Plan establishes a cash bonus program utilizing the same methodology and calculations for determining annual and deferred bonus amounts as described under “—Impact of Performance on Compensation—Bonus Plan.” Under the program, the full bonus calculated for a given year will be paid as an annual bonus in January of the following year, subject to the employee’s continued employment with us at that time. Payment of the second half of the bonus, equal to 50% of the annual bonus, will be deferred until two years after the payment of the annual bonus and also will be subject to the employee’s continued employment with us at the time of payment. For example, the payment for the deferred portion of the 2014 bonus will be deferred through December 2016 and paid in January 2017. Simple interest at the prime rate will accrue on the amount of the bonus to be deferred and paid in subsequent years. These changes do not affect the deferral period, and the related accrual and payment of interest, applicable to the deferred portion of bonuses determined in prior years (i.e., 2013 and earlier) under our historical cash bonus program.
Profit Sharing Pool
The 2014 Executive Compensation Plan also provides for the establishment of a profit sharing pool each year for the next four years, beginning with 2014 and ending with 2017. The pool will be established each year upon the achievement of a pre-tax economic earnings hurdle threshold equivalent to 10% of the adjusted shareholders’ equity in the Company at the end of the fiscal year. The amount of the pool will be 10% of pre-tax economic earnings above the threshold amount. Thus, for a year in which shareholders’ equity plus deferred revenue totaled $500.0 million and pre-tax economic earnings totaled $100.0 million, the hurdle threshold would be $50.0 million (10% of $500.0 million) and the profit pool would be $5.0 million (10% of the difference between the $100.0 million of pre-tax economic earnings less the $50.0 million hurdle threshold).
The profit pool will be distributed to eligible participants on a pro-rata basis in accordance with participation percentages determined for each individual at the beginning of each plan year by Mr. Garcia, our Executive Chairman, and Mr. Fidel, our President and Chief Executive Officer. Distributions will be made on a deferred basis, with 50% of the pool established for any year being distributed three years after the end of the fiscal year to which it relates, and 50% of the pool distributed four years after the end of the fiscal year to which it relates. For example, distributions of the 2014 profit pool will be made 50% in January 2018 and 50% in January 2019. Simple interest at the prime rate will accrue on the balance of the profit pool until it is distributed to eligible participants. Participants must be employed at the time of payment in order to remain eligible for their pro-rata share of the distributions. Distributions are fully accelerated, however, for persons reaching 60 years of age who have been employed by us for at least 10 years, upon the deal or disability of the participant, or upon a change in control of the Company. Any unallocated funds remaining after the completion of pro-rata distributions for a plan year may be carried over into future plan years, shared pro-rata or distributed otherwise in the discretion of our Executive Chairman and our President and Chief Executive Officer.
For 2014, the applicable profit sharing pool percentages of our named executive officers are as follows:

Name	Profit Sharing Pool Percentage
Raymond C. Fidel	29.7%
Mark G. Sauder	14.0%
Jon D. Ehlinger	7.0%
Paul I. Kaplan	8.6%
Restricted Stock Grant
In March 2014, the Boards of Directors of each of DTAG and DTAC approved a new restricted stock award to Mr. Fidel, consisting of 0.74 shares of restricted stock, contingent on the completion of certain calculations for purposes of an election under Section 83(b) of the United States Internal Revenue code of 1986 in each of DTAG and DTAC, with one half of the shares subject to time based vesting of one-third each year over a period of three years commencing on January 1, 2014, and one half of the shares subject to performance-based vesting based on the achievement of certain pre-tax economic earnings targets for the years ended December 31, 2014, 2015, and 2016. Achievement of the pre-tax economic earnings targets will be measured both annually and cumulatively, such that any failure to meet a pre-tax economic earnings target in one year may be made up with annual pre-tax economic earnings that exceed the target in subsequent years during the three-year period. The restricted stock award will result in recognition of stock compensation expense in 2014 and in future years relating to the vesting arrangement.

Summary Compensation Table
The following table sets forth the total compensation earned for services rendered by our named executive officers for the fiscal year ended December 31, 2013.

Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Ernest C. Garcia II	2013	$780,000	$—	$—	$627,512	$1,407,512
Executive Chairman	2012	780,000	—	—	879,225	1,659,225
	2011	780,000	—	—	841,572	1,621,572
Raymond C. Fidel	2013	800,000	—	694,875	84,705	1,579,580
President and	2012	800,000	—	738,026	63,982	1,602,008
Chief Executive Officer	2011	800,000	—	216,000	104,637	1,120,637
Mark G. Sauder	2013	415,000	—	463,250	36,721	914,971
Executive Vice President	2012	375,000	—	412,513	35,593	823,106
and Chief Financial Officer	2011	374,039	2,000,000	144,000	27,473	2,545,512
Jon D. Ehlinger	2013	325,000	—	347,438	13,250	685,688
Executive Vice President,	2012	300,000	—	289,509	21,718	611,227
Secretary, and General Counsel	2011	299,327	400,000	108,000	12,879	820,206
Paul I. Kaplan	2013	182,308	—	159,602	10,346	352,256
Senior Vice President
and Chief Risk Officer

(1)
As discussed in “—Retention Bonus Plan” above, reflects amounts awarded to the applicable named executive officers in 2011 respectively under the retention bonus plan. We began paying amounts awarded under this plan to participants in May 2011. Payments will be made in five installments and will be subject to forfeiture as provided above. The difference in the bonus paid to Mr. Sauder, in comparison to bonuses paid to Mr. Ehlinger reflects the terms of the bonus plan and the value it places on Mr. Sauder’s performance in his position as chief financial officer of the Company, which is a critically important role in our company given the complexity of our business model and the importance of financing to our business.

Non-Equity Incentive Plan Compensation includes amounts as described in “—Impact of Performance on Compensation—Bonus Plan”. Component amounts are as follows:

Name	Year	Annual Bonus	Deferred Bonus (1)	Total
Raymond C. Fidel	2013	$201,000	$493,875	$694,875
Mark G. Sauder	2013	134,000	329,250	463,250
Jon D. Ehlinger	2013	100,500	246,938	347,438
Paul I. Kaplan	2013	67,000	92,602	159,602

Name	Year	Annual Bonus	Deferred Bonus (1)	Total
Raymond C. Fidel	2012	$261,000	$477,026	$738,026
Mark G. Sauder	2012	174,000	238,513	412,513
Jon D. Ehlinger	2012	130,500	159,009	289,509

Name	Year	Annual Bonus	Deferred Bonus (1)	Total
Raymond C. Fidel	2011	$216,000	$—	$216,000
Mark G. Sauder	2011	144,000	—	144,000
Jon D. Ehlinger	2011	108,000	—	108,000

(1)	The amount shown is the deferred component of the 2010 bonus, which was earned in 2013 based upon years of service provided, as described in —Impact of Performance on Compensation—Bonus Plan.
.

All other compensation consists of the following:

Name	Year	Automobile Allowance	Personal Use of Company Aircraft (1)	Life Insurance Policy Premium	Total
Ernest C. Garcia II	2013	$—	$627,512	$—	$627,512
Raymond C. Fidel	2013	31,500	53,205	—	84,705
Mark G. Sauder	2013	14,250	20,331	2,140	36,721
Jon D. Ehlinger	2013	13,250	—	—	13,250
Paul I. Kaplan	2013	10,346	—	—	10,346

Name	Year	Automobile Allowance	Personal Use of Company Aircraft (1)	Life Insurance Policy Premium	Total
Ernest C. Garcia II	2012	$—	$879,225	$—	$879,225
Raymond C. Fidel	2012	27,502	36,480	—	63,982
Mark G. Sauder	2012	12,942	22,651	—	35,593
Jon D. Ehlinger	2012	13,096	8,622	—	21,718

Name	Year	Automobile Allowance	Personal Use of Company Aircraft (1)	Life Insurance Policy Premium	Total
Ernest C. Garcia II	2011	$—	$841,572	$—	$841,572
Raymond C. Fidel	2011	20,596	84,041	—	104,637
Mark G. Sauder	2011	12,250	13,083	2,140	27,473
Jon D. Ehlinger	2011	11,250	—	1,629	12,879

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

The difference in Mr. Garcia’s base salary in comparison to other named executive officers reflects his status as the founder, Executive Chairman of the Board, and owner of a private company, which entitles him to dividends and a salary. With respect to Mr. Fidel, his salary is attributable to his contributions to the Company and the Company’s performance. In particular, his salary reflects the substantial progress the Company has made under his direction in its operations and financial performance since he became the Chief Operating Officer in 2001 and President/CEO in 2004. While our other executive officers have also made significant, meaningful contributions over this time period, we believe Mr. Fidel’s compensation appropriately reflects his additional contributions to our success. Finally, in setting Mr. Fidel’s salary, we have reviewed his base compensation in the context of overall compensation.
Severance and Change of Control Arrangements
The annual cash bonus program, in which our executive officers participate, and the deferred bonus arrangements with Mr. Fidel, Mr. Sauder, Mr. Ehlinger and Mr. Kaplan, entitle them to certain severance payments and other benefits in the event of certain types of terminations and changes of control, which are summarized below. The table below reflects the amount of compensation to be paid to each of them in the event of termination of such executive’s employment. The amounts shown assume that such termination was effective as of December 31, 2013, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us.

Named Executive Officer	Resignation without Good Reason / Termination for Cause	Resignation with Good Reason / Termination without Cause	Termination Upon Change of Control
Raymond C. Fidel (1)	$—	$—	$1,237,411
Mark G. Sauder (2)	—	2,152,027	2,976,968
Jon D. Ehlinger (2)	—	527,018	1,145,724
Paul I. Kaplan	—	—	277,258

(1)	Amounts included are for the restricted stock grants and Retention Bonus Plan.

(2)	Amounts included are the Retention Bonus Plan and Deferred Bonus Arrangement.

Director Compensation
We pay our non-employee directors an annual cash retainer of $50,000 for their board service.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2013 for:

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

	Beneficially Owned
	Shares	Percent
Principal Shareholder:
Ernest C. Garcia II and affiliates (1)	100.0	98.3%
Directors and Named Executive Officers:
Ernest C. Garcia II	100.0	98.3%
Raymond C. Fidel (2)	1.7696	1.7%
Mark G. Sauder	—	—
Jon D. Ehlinger	—	—
Paul I. Kaplan	—	—
MaryAnn N. Keller	—	—
Donald J. Sanders	—	—
Gregg E. Tryhus	—	—
Ira J. Platt	—	—
All directors and executive officers as a group (Nine persons)	101.7696	100.0%

(1)
Consists of (i) 6.4 shares held of record by the Ernest C. Garcia III Multi-Generational Trust III, (ii) 87.2 shares held of record by Ernest C. Garcia II and Elizabeth Joanne Garcia, and (iii) 6.4 shares held of record by the Ernest Irrevocable 2004 Trust III. Mr. Garcia is deemed to be the beneficial owner of shares held by these trusts.

(2)
Mr. Fidel’s shares were awarded pursuant to a Restricted Stock Agreement dated as of December 28, 2010, and vested equally over a three-year period, one-third on each of June 30, 2011, June 30, 2012, and December 2013, based on the achievement of certain performance targets by the Company. See “Item 11—Executive Compensation—Compensation Discussion and Analysis—Chief Executive Officer Restricted Stock Grant.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures for Related Party Transactions
We have a written code of business conduct and ethics governing policies and procedures for related party transactions.
Related Party Transactions
Relationship with Verde Investments, Inc.
Verde is an Arizona corporation that is wholly-owned by Mr. Garcia. Verde engages in the acquisition, development, and long-term investment in real estate and other commercial assets. Mr. Garcia is the principal stockholder, president and director of Verde. Transactions between us and Verde, as well as other related parties, are described above.

During the year ended December 31, 2013, 2012 and 2011, we recorded related party operating expenses as follows:

	Years Ended December 31,
	2013	2012	2011
General and administrative expenses—related party	(In thousands)
Property lease expense	$4,711	$4,768	$3,795
Restricted stock compensation expense (1)	1,239	1,546	2,790
Aircraft operating and lease expense	4,614	4,198	3,937
Salaries and wages, general & administrative, and other expenses	579	645	793
Reimbursement of certain general and administrative expenses	(308)	(284)	(314)
Total general and administrative expenses—related party	$10,835	$10,873	$11,001
(1)    Stock compensation agreement is between Ray Fidel, CEO, and DriveTime.
Property leases
Included in property lease expense are costs of operating leases with Verde for certain dealership and reconditioning facilities which the Company operates and Verde owns. For the years ended December 31, 2013, 2012 and 2011, we leased an average of 13, 13 and 14 vehicle dealership facilities, respectively, three reconditioning facilities, our former loan servicing center (which is currently being subleased to third-party tenants), and our corporate office from Verde and another affiliate of Mr. Garcia (the Garcia Family Limited Liability Partnership, LLP). For the years ended December 31, 2013, 2012 and 2011, we rented one vehicle sales facility from Stephen Fidel, the brother of Mr. Fidel, our President and CEO. At December 31, 2013, the maturity of these related party leases range from 2015 to 2025. Future minimum lease payments required under related party leases are disclosed in Note 14 — Commitments and Contingencies to our consolidated financial statements included herein.
During the year ended December 31, 2011, we paid an aggregate of $0.4 million in a lease termination fees on two of our closed properties to terminate the leases with Steven Johnson, a former director of DTAC, whom is also Mr. Garcia's brother-in-law.
Restricted stock compensation expense
Restricted stock compensation expense represents stock compensation expense under a restricted stock agreement between DTAG, DTAC and Mr. Fidel. See Note 13 — Shareholders’ Equity, Dividends & Stock Compensation to our consolidated financial statements included herein for further information.
Aircraft operating and lease expenses
We are party to two lease agreements for an aircraft with Verde under which we agreed to pay cumulative monthly lease payments of $425,000 plus taxes, and are responsible for paying all operating costs and repairs and maintenance related to the aircraft. The leases expire in August 2015 and December 2018.
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
Interest Expense
During the years ended December 31, 2013, 2012 and 2011, we recorded related party interest expense as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Senior secured notes interest expense—related party
$45.0 million Sr. Secured Debt: Verde	$365	$237	$2,460
$4.0 million Sr. Secured Debt: CEO	41	24	220
Total senior secured notes interest expense—related party	$406	$261	$2,680

In August 2012, Verde purchased $5.0 million of the Senior Secured Notes on the open market, at a purchase price of 111.0% to par, plus accrued interest. Subsequent to this transaction, Mr. Fidel purchased $0.5 million of the notes from Verde at an identical purchase price. In August 2013, Verde sold $4.5 million of the Senior Secured Notes on the open market at a price of 110.0% to par, plus accrued interest. In August 2013, Mr. Fidel also sold $0.5 million of the Senior Secured Notes on the open market at an identical price. As a result, at December 31, 2013 none of the Senior Secured Notes were held by a related party.
During the year ended December 31, 2011, we recorded related party interest expense associated with our June 2010 issuance of $200.0 million of the Senior Secured Notes, an aggregate of $49.0 million of which were held by Verde and Mr. Fidel. In June 2011, Verde purchased Mr. Fidel's portion of Senior Secured Notes, and Verde sold the Senior Secured Notes it held on the open market. As a result, at December 31, 2011, none of the Senior Secured Notes were held by a related party and interest expense during 2011 is related to the period they held the notes.
Relationship with GO
On December 5, 2013, DTAC entered into an agreement to sell GFC Lending, LLC ("GO") to the shareholders of DTAC. Transactions between GO and us, are described below.
Sale of Carvana Loans
We have an agreement with GO, wherein GO purchases certain on-line generated installment sales contracts from us each month. The installment sales contracts are sold at par value with no associated gain or loss. The amount of loans purchased from us for the month ended December 31, 2013 was $0.6 million.
Shared Service Expenses
DriveTime provides certain administrative services to GO, as it builds out its business processes. For example, we provide certain payroll, benefits, accounting and certain other corporate ancillary services. These agreed upon services do not allow DriveTime the ability to direct GO's business activities, and are provided at a marketable rate. For the month ended December 31, 2013, total shared services revenues recorded were $0.4 million.
Reimbursement of general and administrative expenses
We received reimbursement of certain general and administrative expenses incurred by us on GO's behalf during the month of December 2013.
Shareholder Receivable
In December 2013 we executed notes receivable from our shareholders in the amount of $28.5 million, as a result of the sale of GO Financial. Interest only payments are paid monthly with principal amounts due in full in December 2018. Interest on principal amounts outstanding bear interest at LIBOR + 2.75%. For the month ended December 2013, we recorded $0.1 million in interest income related to these notes.
Director Independence
Our debt is not listed on any exchange and our equity is privately held. Our Board of Directors has determined that Ms. Keller, Mr. Sanders, and Mr. Platt would each be considered independent under current New York Stock Exchange listing standards. Under current New York Stock Exchange listing standards (to which we are not currently subject), we believe that Mr. Garcia would not be considered independent due to his holding of the substantial majority of our equity capital, that Mr. Tryhus would not be considered independent because of current and previous business dealings with Mr. Garcia and his affiliated companies, and that Mr. Fidel would not be considered independent due to his employment relationship with us.
Item 14. Principal Accountant Fees and Services
Grant Thornton LLP, has been our independent registered public accountants since 2006. We have not had and do not have an Audit Committee, and our executive management has appointed Grant Thornton as our independent registered public accounting firm and approved the engagement of Grant Thornton to perform the audit of the financial statements and internal control over financial reporting included in our annual report for the fiscal year ending December 31, 2013. Grant Thornton’s additional function is to review certain related filings with Securities and Exchange Commission and to conduct limited reviews of the financial statements included in our quarterly reports.

The following table sets forth the fees billed to us for the audit and other services provided by Grant Thornton LLP to us for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(In thousands)
Audit Fees (1)	$735	$975
Audit-Related Fees (2)	365	40
Tax Fees (3)	84	259
All Other Fees	—	—
Total	$1,184	$1,274

(1)	Audit fees are for the audit of the Company’s consolidated financial statements and quarterly reviews of unaudited consolidated financial statements.

(2)
Audit-related fees are fees paid to our principal accountant for services rendered in connection with an offering memorandum, registration statement, SEC communications, other attest services, and general technical accounting consultations.

(3)	Tax fees include fees associated with general tax consulting, research and development tax credits, and tax implications of proposed and consummated transactions.

Part IV
Item 15. Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description of Document

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

3.1.3	Articles of Organization of DriveTime Car Sales Company, LLC (incorporated by reference to Exhibit 3.1.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.4	Articles of Organization of DriveTime Sales and Finance Company, LLC (incorporated by reference to Exhibit 3.1.4 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.1.5	Articles of Organization of DT Credit Company, LLC (incorporated by reference to Exhibit 3.1.5 to our Registration Statement on Form S-4/A Filed on October 19, 2010)

3.1.6	Articles of Organization of DT Jet Leasing, LLC (incorporated by reference to Exhibit 3.1.6 to our Registration Statement on Form S- 4/A filed on October 19, 2010)

3.1.7	Amended and Restated Articles of Organization of DriveTime Ohio Company, LLC (incorporated by reference to Exhibit 3.1.7 to our Registration Statement on Form S-4 filed on May 31, 2013)

3.1.8	Articles of Organization of Carvana, LLC (incorporated by reference to Exhibit 3.1.8 to our Registration Statement on Form S-4 filed on May 31, 2013)

3.1.9	Certificate of Formation of Driver’s Seat, LLC (incorporated by reference to Exhibit 3.1.10 to our Quarterly Report on Form 10-Q filed on November 13, 2013)

3.2.1
By-laws of Ugly Duckling Corporation (former name of DriveTime Automotive Group, Inc.) (incorporated by reference to Exhibit 3.2.1 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.2	Bylaws of DriveTime Acceptance Corporation (former name of DT Acceptance Corporation) (incorporated by reference to Exhibit 3.2.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.3	Operating Agreement of DriveTime Car Sales Company, LLC (incorporated by reference to Exhibit 3.2.3 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.4	Operating Agreement of DriveTime Sales and Finance Company, LLC (incorporated by reference to Exhibit 3.2.4 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.5	Operating Agreement of DT Credit Company, LLC (incorporated by reference to Exhibit 3.2.5 to our Registration Statement on Form S-4/A filed on October 19, 2010)

3.2.6	Operating Agreement of DT Jet Leasing, LLC (incorporated by reference to Exhibit 3.2.6 to our Registration Statement on Form S- 4/A filed on October 19, 2010)

3.2.7	Operating Agreement of DriveTime Ohio Company, LLC (incorporated by reference to Exhibit 3.2.7 to our Registration Statement on Form S-4 filed on May 31, 2013)

3.2.8	Operating Agreement of Carvana, LLC (incorporated by reference to Exhibit 3.2.8 to our Registration Statement on Form S-4 filed on May 31, 2013)

3.2.9	Operating Agreement of Driver’s Seat, LLC (incorporated by reference to Exhibit 3.2.10 to our Quarterly Report on Form 10-Q filed on November 13, 2013)

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

4.1.2
First Supplemental Indenture governing 12.625% Senior Secured Notes due 2017, dated as of September 20, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Approval Services Company, LLC and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.1.3
Second Supplemental Indenture, dated as of August 16, 2011, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association and Go Financial Company LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 22, 2011)

4.1.4
Third Supplemental Indenture, dated as of October 6, 2011, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association and DriveTime Ohio Company, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 13, 2011)

4.1.5
Fourth Supplemental Indenture, dated as of March 30, 2012, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association, as Trustee and Collateral Agent and Carvana, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 5, 2012)

4.1.6
Fifth Supplemental Indenture, dated May 21, 2013, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association, as Trustee and Collateral Agent and the Guarantors (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 28, 2013)

4.1.7
Sixth Supplemental Indenture, dated September 27, 2013, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association, as Trustee and Collateral Agent and Driver’s Seat, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 3, 2013)

4.1.8
Seventh Supplemental Indenture, dated January 8, 2014, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, Wells Fargo Bank, National Association, as Trustee and Collateral Agent and Driver’s Seat, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 14, 2014)

4.2.1
Security Agreement dated as of June 4, 2010, among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1.3 to our Registration Statement on Form S-4/A filed on February 2, 2011)†

4.2.2
Supplement No. 1 dated as of October 28, 2011 to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, and Wells Fargo Bank, National Association or the Secured Parties (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 3, 2011)

4.2.3
Supplement No. 2, dated as of March 30, 2012 to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC and Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 5, 2012)

4.2.4
Supplement No. 3, dated as of September 27, 2013 to the Security Agreement dated as of June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC and Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on October 3, 2013)

4.3
Pledge Agreement dated as of June 4, 2010, between DT Acceptance Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1.4 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.4
Pledge Letter dated as of August 2, 2010, amending the Pledge Agreement dated as of June 4, 2010. (incorporated by reference to Exhibit 4.1.5 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.5	Pledge Letter dated as of May 1, 2013, amending the Pledge Agreement dated as of June 4, 2010 (incorporated by reference to Exhibit 4.9 to our Quarterly Report on Form 10-Q filed on August 9, 2013)

4.6	Pledge Letter dated as of December 30, 2013, amending the Pledge Agreement dated as of June 4, 2010*

4.7
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

Exhibit No.	Description of Document

4.8
Registration Rights Agreement, dated June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Jefferies & Company, Inc., RBS Securities Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.9
Registration Rights Agreement, dated June 6, 2011, by and among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Approval Services Company, LLC and RBS Securities Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 10, 2011)

4.10
Registration Rights Agreement, dated May 2, 2013, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, the subsidiary guarantors named therein and the Initial Purchases set forth on Schedule I thereto (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 8, 2013)

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

10.4
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

10.6.1
Loan and Servicing Agreement, dated as of July 23, 2010, by and among DT Warehouse IV, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, The Royal Bank of Scotland PLC, and other parties named therein (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-4/A filed on April 27, 2011)†

10.6.2
Amendment No. 1 to Loan and Servicing Agreement, dated May 13, 2011, amending the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, DT Credit Company, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, and other parties named therein (incorporated by reference to Exhibit 10.11.2 to our Registration Statement on Form S-4 filed on June 27, 2011)

10.6.3
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

10.6.4
Amendment No. 3 to Loan and Servicing Agreement, dated December 28, 2011, amending the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, DT Credit Company, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, and other parties named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 30, 2011)

10.6.5
Amendment No. 4 to Loan and Servicing Agreement, dated March 15, 2012, amending the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, DT Credit Company, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, and other parties named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 21, 2012)

Exhibit No.	Description of Document

10.6.6
Amendment No. 5, dated March 13, 2013, to the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, the Commercial Paper Conduits from time to time party thereto, the Financial Institutions from time to time party thereto, and The Royal Bank of Scotland plc. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 13, 2013)

10.6.7
Amendment No. 6, dated March 26, 2013, to the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, the Commercial Paper Conduits from time to time party thereto, the Financial Institutions from time to time party thereto, and The Royal Bank of Scotland plc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 13, 2013)

10.6.8
Amendment No. 7, dated April 2, 2013, to the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, DT Credit Company, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, and other parties named therein (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 13, 2013)

10.6.9
Amendment No. 8, dated September 30, 2013, to the Loan and Servicing Agreement, dated July 23, 2010, by and among DT Warehouse IV, DT Credit Company, Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, and other parties named therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 3, 2013)

10.7.1
Joinder Agreement, dated as of March 30, 2012, by and among Carvana, LLC, DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DriveTime Ohio Company, LLC and Wells Fargo Bank, N.A., to the Fourth Amended and Restated Loan and Security Agreement, dated as of October 29, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2012)

10.7.2
Joinder Agreement, dated September 27, 2013, among Driver’s Seat, LLC, DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DriveTime Ohio Company, LLC, Carvana LLC and Wells Fargo Bank, N.A., to the Fourth Amended and Restated Loan and Security Agreement, dated as of October 28, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2013)

10.7.3
Guaranty and Security Agreement, dated as of October 28, 2011, by and among DT Acceptance Corporation, GFC Lending, LLC (f/k/a Go Financial Company, LLC), DT Credit Company, LLC, DT Jet Leasing, LLC, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q file on November 14, 2011)

10.8
Second Amended and Restated Loan and Servicing Agreement, dated November 15, 2013, by and among DT Warehouse II, LLC, DT Credit Company, LLC, Santander Consumer USA Inc. and Wells Fargo Bank, National Association*††

10.9
Restricted Stock Agreement, dated as of December 28, 2010, by and between DriveTime Automotive Group, Inc. and Raymond C. Fidel (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-4/A filed on February 3, 2011)+

10.10
Restricted Stock Agreement, dated as of December 28, 2010, by and between DT Acceptance Corporation and Raymond C. Fidel (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-4/A filed on February 3, 2011)+

10.11
Shareholders’ Agreement, dated as of December 28, 2010, among DriveTime Automotive Group, Inc., Ernest C. Garcia II and Elizabeth Joanne Garcia, the Ernest C. Garcia III Multi-Generational Trust, the Brian Garcia Multi-Generational Trust, the Ernest Irrevocable 2004 Trust, and the Brian Irrevocable 2004 Trust, and Raymond C. Fidel (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-4/A filed on February 3, 2011)

10.12
Shareholders’ Agreement, dated as of December 28, 2010, among DT Acceptance Corporation, Ernest C. Garcia II and Elizabeth Joanne Garcia, the Ernest C. Garcia III Multi-Generational Trust, the Brian Garcia Multi-Generational Trust, the Ernest Irrevocable 2004 Trust, and the Brian Irrevocable 2004 Trust, and Raymond C. Fidel (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-4/A filed on February 3, 2011)

10.13.1
Loan and Servicing Agreement, dated December 28, 2011, by and among DT Warehouse, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch and the other partied listed therein (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on March 30, 2012)†

Exhibit No.	Description of Document

10.13.2
Amendment No. 1, dated August 31, 2012, to the Loan and Servicing Agreement, dated December 28, 2011, by and among DT Warehouse, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch and the other partied listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-k filed on September 7, 2012)

10.13.3
Amendment No. 2, dated December 21, 2012, to Loan and Servicing Agreement dated December 28, 2011, by and among DT Warehouse, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch and the other partied listed therein (incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K filed on March 28, 2013)†

10.13.4
Amendment No. 3, dated October 2, 2013, to Loan and Servicing Agreement dated December 28, 2011, by and among DT Warehouse, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch and the other partied listed therein (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 3, 2013)

10.13.5
Amendment No. 4, dated March 3, 2014, to Loan and Servicing Agreement dated December 28, 2011, by and among DT Warehouse, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch and the other partied listed therein* ††

10.14
Loan and Security Agreement, dated December 23, 2011, by and among DT Warehouse V, LLC, DT Credit Company, LLC, Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, and Wells Fargo Bank, N.A (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on March 30, 2012)†

10.15
Amendment No. 1, dated December 11, 2012, to the Loan and Security Agreement, dated December 23, 2011, by and among DT Warehouse V, LLC, DT Credit Company, LLC, Wells Fargo Bank, N.A., Wells Fargo Securities, LLC and Wells Fargo Bank, N.A.*

10.16
Amendment No. 2, dated March 15, 2013, to the Loan and Security Agreement, dated December 23, 2011, by and among DT Warehouse V, LLC, DT Credit Company, LLC, Wells Fargo Bank, N.A., Wells Fargo Securities, LLC and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 10, 2013)

10.17
Amendment No. 3, dated May 10, 2013, to the Loan and Security Agreement, dated December 23, 2011, by and among DT Warehouse V, DT Credit Company, LLC, Wells Fargo Bank, N.A., Wells Fargo Securities, LLC and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 9, 2013)

10.18
Amendment No. 4, dated December 2, 2013, to the Loan and Security Agreement, dated December 23, 2011, by and among DT Warehouse V, DT Credit Company, LLC, Wells Fargo Bank, N.A., Wells Fargo Securities, LLC and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 6, 2013)

10.19
Master Loan Agreement, dated as of April 24, 2012, by and between DT-WF SPE I, LLC and Wells Fargo Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q file on August 10, 2012)†

10.20
Loan and Security Agreement, dated November 20, 2012, by and among DT Funding, LLC, DT Credit Company, LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed on March 28, 2013)††

10.21
Purchase Agreement, dated April 25, 2013, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, the subsidiary guarantors named therein and the Initial Purchases set forth on Schedule I thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 30, 2013)

10.22
Membership Interest Purchase Agreement, December 5, 2013, among Maker, Ernest C. Garcia III Multi-Generational Trust III, Ernest Irrevocable 2004 Trust III and Raymond C. Fidel, GFC Lending, LLC (f/k/a Go Financial Company, LLC) (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 6, 2013)

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

SIGNATURES
The Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on March 24, 2014.

DRIVETIME AUTOMOTIVE GROUP, INC.

By:	/s/ RAYMOND C. FIDEL
Raymond C. Fidel
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities below on March 24, 2014.

Signature	Title

/s/ ERNEST C. GARCIA II	Executive Chairman of the Board of Directors
Ernest C. Garcia II

/s/ RAYMOND C. FIDEL	President, Chief Executive Officer and Director
Raymond C. Fidel	(Principal Executive Officer)

/s/ MARK G. SAUDER	Chief Financial Officer and Executive Vice President
Mark G. Sauder	(Principal Financial and Principal Accounting Officer)

/s/ GREGG E. TRYHUS	Director
Gregg E. Tryhus

/s/ MARYANN N. KELLER	Director
Maryann N. Keller

/s/ DONALD J. SANDERS	Director
Donald J. Sanders

/s/ IRA J. PLATT	Director
Ira J. Platt