Form 10-Q
period 2014-03-31
DRIVETIME AUTOMOTIVE GROUP INC
filed 2014-05-09
CIK 1012704

Tables of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
The total number of shares of common stock outstanding as of April 30, 2014, was 102.1897.

Tables of Contents

Tables of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands)
ASSETS
Cash and cash equivalents	$31,197	$30,754
Restricted cash and investments held in trust	143,609	115,200
Finance receivables	2,131,714	1,938,931
Allowance for credit losses	(319,753)	(299,516)
Finance receivables, net	1,811,961	1,639,415
Vehicle inventory	285,394	319,567
Property and equipment, net	106,715	103,660
Lease fleet vehicles, net	74,434	31,161
Other assets	70,388	58,087
Shareholder notes receivable	28,542	28,542
Total Assets	$2,552,240	$2,326,386
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Payables and other accrued expenses	$148,648	$109,081
Accrued expenses—related party	610	647
Deferred revenue	100,746	42,133
Portfolio warehouse facilities	302,000	283,400
Portfolio term financings	1,103,907	987,821
Senior secured notes payable	253,083	253,316
Other secured notes payable	154,982	161,964
Total Liabilities	2,063,976	1,838,362
Shareholders’ equity—DTAG:
Common stock	—	—
Paid-in capital	148,370	147,729
Accumulated loss	(84,920)	(45,650)
Total shareholders’ equity—DTAG	63,450	102,079
Noncontrolling interest-Inilex (1)	(872)	(263)
Noncontrolling interest-DTAC (2)	425,686	386,208
Total Equity	488,264	488,024
Total Liabilities & Shareholders’ Equity	$2,552,240	$2,326,386
(1)    Refer to Note 1 for a discussion regarding the noncontrolling interest-Inilex
(2)    Refer to Note 1 for a discussion regarding the noncontrolling interest-DTAC.
See accompanying notes to Condensed Consolidated Financial Statements.

Tables of Contents

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Revenue:
Sales revenue	$352,162	$309,468
Interest income	88,261	74,971
Other income	13,345	589
Total Revenue	453,768	385,028
Costs and Expenses:
Cost of sales	259,248	211,638
Provision for credit losses	89,084	77,842
Portfolio debt interest expense	11,039	10,186
Non-portfolio debt interest expense	1,675	1,319
Senior secured debt interest expense	8,033	6,483
Senior secured debt interest expense—related party	—	158
Selling and marketing	12,037	8,904
General and administrative	57,809	42,407
General and administrative—related party	5,307	2,651
Depreciation expense	9,640	5,277
Total Costs and Expenses	453,872	366,865
Income (loss) before income taxes	(104)	18,163
Income tax expense	901	342
Net income (loss) from continuing operations	$(1,005)	$17,821
Income from discontinued operations, net of taxes	—	768
Net income (loss)	(1,005)	18,589
Net (loss) attributable to noncontrolling interest—Inilex (1)	(591)	—
Net Income (Loss) Attributable to DriveTime Consolidated	$(414)	$18,589

Net loss attributable to noncontrolling interest—DTAC (2)	$(66,730)	$(59,749)
Net income attributable to DTAG	66,316	78,338
Net Income (Loss) Attributable to DriveTime Consolidated	$(414)	$18,589
(1)    Refer to Note 1 for a discussion regarding the noncontrolling interest—Inilex
(2)    Refer to Note 1 for a discussion regarding the noncontrolling interest—DTAC.
See accompanying notes to Condensed Consolidated Financial Statements.

Tables of Contents

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2014	2013
Cash Flows from Operating Activities:	(In thousands)
Net income (loss)	$(1,005)	$18,589
Net loss attributable to noncontrolling interest - Inilex	591	—
Net income (loss) attributable to DriveTime consolidated	(414)	18,589
Income from discontinued operations	—	(768)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	89,084	77,842
Depreciation expense	9,640	5,277
Amortization of debt issuance costs and debt premium and discount	1,498	1,660
Non-cash compensation expense—related party	1,282	311
Loss from disposal of property and equipment	440	31
Originations of finance receivables	(416,390)	(311,829)
Collections and recoveries on finance receivable principal balances	155,636	151,103
Change in accrued interest receivable and loan origination costs	(876)	423
Decrease in vehicle inventory	34,173	41,857
Change in other assets	(12,679)	(28,814)
Increase in deferred revenue	58,612	6,779
Increase in accounts payable and accrued expenses	39,567	17,100
Change in accrued expenses—related party	(37)	123
Net cash used in operating activities from continuing operations	(40,464)	(20,316)
Net cash provided by operating activities from discontinued operations	—	1,351
Net cash used in operating activities	(40,464)	(18,965)
Cash Flows from Investing Activities:
Proceeds from disposal of property and equipment	702	641
Purchase of property and equipment	(11,077)	(7,685)
Purchase of lease fleet	(46,033)	—
Net cash used in investing activities from continuing operations	(56,408)	(7,044)
Net cash used in investing activities from discontinued operations	—	(33,909)
Net cash used in investing activities	(56,408)	(40,953)

Tables of Contents

Cash Flows from Financing Activities:
Increase in restricted cash	(8,704)	(15,760)
Deposits into investments held in trust	(5,250)	—
Change in investments held in trust and collection account cash	(14,455)	(4,255)
Additions to portfolio term financings	267,751	75,000
Repayments of portfolio term financings	(151,665)	(135,207)
Additions to portfolio warehouse facilities	313,600	210,300
Repayment of portfolio warehouse facilities	(295,000)	(122,500)
Additions to other secured notes payable	—	20,000
Repayment of other secured notes payable	(6,982)	(614)
Payment of debt issuance costs	(1,980)	(348)
Net cash provided by financing activities from continuing operations	97,315	26,616
Net cash provided by financing activities from discontinued operations	—	32,553
Net cash provided by financing activities	97,315	59,169
Net increase (decrease) in cash and cash equivalents	443	(749)
Cash and cash equivalents at beginning of period	30,754	26,480
Cash and cash equivalents at end of period	31,197	25,731
Cash and cash equivalents from discontinued operations at end of period	—	—
Cash and cash equivalents from continuing operations at end of period	$31,197	$25,731

Supplemental Statement of Cash Flows Information:
Interest paid	$12,817	$11,424
Interest paid—related party	$—	$158
Income taxes paid	$704	$518
Supplemental Statement of Non-Cash Investing and Financing Activities:
Disposal of fully depreciated property and equipment	$4	$—
See accompanying notes to Condensed Consolidated Financial Statements.

Tables of Contents

DRIVETIME AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(1) Description of Business, Ownership Formation, Basis of Presentation, and Principles of Consolidation
Description of Business
DriveTime Automotive Group, Inc. (“DTAG”) is the leading used vehicle retailer in the United States with a primary focus on the sale and lease of quality used vehicles and related products to the subprime market. Through DTAG's sister company, DT Acceptance Corp ("DTAC"), we provide auto financing and loan servicing for substantially all of the vehicles we sell. Auto financing is provided through retail installment sales contracts (referred to herein as "loans" and/or "finance receivables"). Through our national network of Company owned and branded dealerships, we provide our customers with a comprehensive end-to-end solution for their automotive needs, including the sale, financing and maintenance of their vehicles. As of March 31, 2014 we operated 110 dealerships and 21 reconditioning facilities located in 50 designated marketing areas ("DMA") in 20 states. As many of our customers may be unable to obtain financing to acquire a vehicle from another company, financing is an important component of our integrated business model and product offering. We fund this portfolio primarily through portfolio warehouse facilities, securitizations, and other portfolio term financings.
Ownership
DTAG and DTAC (collectively known as "DriveTime" and also referred to herein as “we,” “our,” “the Company,” and “us”) are sister companies operating collectively under common control and are consolidated for financial reporting purposes. Generally, DTAG directs our retail vehicle sales operations and DTAC directs our financing and loan servicing operations. As of March 31, 2014, and December 31, 2013, the shareholders of DTAG and DTAC were Ernest C. Garcia II (Executive Chairman) and the Garcia Family Trusts (collectively, herein also referred to as “Principal Shareholder” or “Mr. Garcia”) and Raymond C. Fidel (President and CEO). As of March 31, 2014 Mr. Garcia owned 100.0 shares, or 97.6% of each of DTAG and DTAC and Mr. Fidel owned 2.4939 shares, or 2.4% of each of DTAG and DTAC.
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
Total assets of DTAC consolidated into DTAG are comprised primarily of net finance receivables, cash and cash equivalents, restricted cash, investments held in trust, and deferred financing costs. Total liabilities consolidated into DTAG are comprised primarily of portfolio warehouse, portfolio term, and senior secured debt. Total revenue of DTAC consolidated into DTAG is comprised of interest income and other finance charges. DTAC expenses are comprised of provision for credit losses, interest expense and general and administrative expenses.
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
On December 5, 2013, DTAC sold GO Financial ("GO") to the shareholders of DTAC. GO's operations for the three months ended March 31, 2013 were reclassified out of operations and presented as a separate line on the condensed

Tables of Contents

consolidated statements of operations. We have determined that GO is a VIE, but that neither DTAG or DTAC are the primary beneficiary as we do not have the power to direct the most significant economic activities of GO, nor do we have the obligation to absorb losses or the right to receive benefits from GO's operations. Therefore, consolidation of GO is not required. We will not have significant continuing involvement in GO's operations. As such, GO qualifies for and is presented as a discontinued operation based on the guidance provided in ASC 205—Presentation of Financial Statements.
Reclassifications
Although not material, certain prior period amounts have been reclassified to be consistent with the current period financial statement presentation.
Noncontrolling Interests
DTAG and DTAC are consolidated for financial reporting purposes. Therefore, we are required to separately present the noncontrolling equity interest of the VIE (DTAC) on the condensed consolidated balance sheets and condensed consolidated statements of operations for all periods presented. The noncontrolling interest is DTAC’s equity and income for the periods presented. There are no third-party competing interests in DTAC. For the amounts of assets, liabilities, revenue, and income of DTAC consolidated into DTAG at March 31, 2014, see Note 16 — Supplemental Consolidating Financial Information.
In 2013, we acquired a controlling interest in Inilex through the purchase of 50% plus one share of its fully diluted outstanding common stock. Inilex is a provider of GPS technology solutions and has been our provider of GPS installed on vehicle inventory for approximately two years. In accordance with ASC 810—Consolidation, we are required to fully consolidate Inilex's operations, and eliminate all transactions between the entities.
For more information regarding DTAC's financial position and results of operations and the SPEs' financial position and results of operations consolidated into DTAG and DTAC, respectively, see Note 16 — Supplemental Consolidating Financial Information.
These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year-ended December 31, 2013, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2014.
Use of Estimates
The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities. Certain accounting estimates involve significant judgments, assumptions, and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of income and expenses during the reporting period which management considers to be critical accounting estimates. The judgments, assumptions, and estimates used by management are based on historical experience, management's experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations.
Significant items subject to estimates and assumptions include the allowance for credit losses, the revenue recognition pattern of ancillary products, the reserve for ancillary product refunds, inventory valuation, fair value measurements, certain legal reserves, our reserve for sales returns and allowances, our recovery receivables, and our limited warranty accrual. Estimates used in deriving these amounts are described in the footnotes herein. Actual results could differ from these estimates.

Tables of Contents

(2) Restricted Cash and Investments Held in Trust
We maintain various cash accounts, which are pledged and/or held in trust as collateral under our debt agreements. We are permitted to invest funds in these accounts in short-term, high quality liquid investments. The following is a summary of restricted cash and investments held in trust:

	March 31, 2014	December 31, 2013
	(In thousands)
Restricted cash	$39,774	$31,070
Investments held in trust	103,835	84,130
	$143,609	$115,200
(3) Finance Receivables
The following summarizes the components of finance receivables:

	March 31, 2014	December 31, 2013
	(In thousands)
Principal balances	$2,068,792	$1,871,576
Recovery receivables	24,122	29,432
Accrued interest	18,609	19,522
Loan origination costs	20,191	18,401
Total finance receivables	$2,131,714	$1,938,931
Our finance receivables are defined as one segment and class of loan, which is the sub-prime consumer auto loan. Therefore, the disaggregation of information into portfolio segment and classes for assets with different risk characteristics is limited, and the level of risks inherent in our financing receivables are managed as one homogeneous pool and further segmented with our proprietary credit scoring system as described below in —Credit Quality Indicators. We have chosen our internal customer credit scoring model as our key credit quality indicator because it has a direct and prominent impact in managing our portfolio of receivables and monitoring its performance.
A majority of our finance receivables are pledged in non-recourse SPEs, related to our warehouse facilities, asset backed securitizations, and bank term financings. The details of amounts pledged are provided in Note 5 — Debt Obligations. We do not place loans on nonaccrual status, nor do we classify loans as impaired, since accounts are charged-off when they become contractually past due under our charge-off policy. The amount charged-off is the difference between estimated recoveries and the carrying amount of the loan. We do not have loans that meet the definition of troubled debt restructurings.
Recovery receivables consist of estimated recoveries to be received on charged-off vehicle loans, including proceeds from selling repossessed vehicles at auction, net of sales tax, insurance proceeds, bankruptcy and deficiency collections, and estimates of expected refunds on terminated ancillary products. The recovery amount from selling repossessed vehicles at auction is a forecast of vehicles to be recovered from loans previously charged-off. Upon repossession, estimated recoveries are reclassified and recorded as a component of other assets in the accompanying condensed consolidated balance sheets.
Credit quality information for our finance receivables portfolio is provided as of the dates indicated below:

Tables of Contents

Age Analysis of Past Due Finance Receivables

	March 31, 2014		December 31, 2013		March 31, 2013
	Percent of Loans	Loan Principal	Percent of Loans	Loan Principal	Percent of Loans	Loan Principal
	($ In thousands)
Current	63.0%	$1,303,338	53.7%	$1,005,036	61.4%	$1,047,839
Days Delinquent:
01-30 Days	26.4%	546,161	30.0%	561,473	28.0%	478,733
31-60 Days	6.0%	124,128	9.0%	168,442	6.9%	117,699
61-90 Days	3.0%	62,064	4.9%	91,707	3.2%	54,531
91-120 Days	1.6%	33,101	2.4%	44,918	0.5%	7,971
Total Past Due	37.0%	765,454	46.3%	866,540	38.6%	658,934
Total Finance Receivables	100.0%	$2,068,792	100.0%	$1,871,576	100.0%	$1,706,773
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
A summary of our portfolio by our internally assigned credit risk ratings at March 31, 2014, and December 31, 2013, is as follows:
At March 31, 2014

Grade	Average FICO Score (1)	Percentage of Portfolio Loans	Total Loans	Percentage of Portfolio Principal	Loan Principal
					(In thousands)
A	547	28.6%	45,837	28.8%	$596,745
B	519	38.2%	61,224	38.6%	797,989
C	506	28.9%	46,318	28.8%	595,843
C-/D	481	4.3%	6,891	3.8%	78,215
		100.0%	160,270	100.0%	$2,068,792

Tables of Contents

At December 31, 2013

Grade	Average FICO Score (1)	Percentage of Portfolio Loans	Total Loans	Percentage of Portfolio Principal	Loan Principal
					(In thousands)
A	547	29.0%	43,730	29.5%	$551,251
B	519	38.3%	57,836	38.9%	727,192
C	505	28.2%	42,480	27.8%	519,653
C-/D	484	4.5%	6,784	3.8%	73,480
		100.0%	150,830	100.0%	$1,871,576

(1)	Average FICO score is provided as an external metric of credit quality. FICO score is not utilized as the primary tool in determining internal credit grade.
Concentration of Credit Risk
As of March 31, 2014 and December 31, 2013, our portfolio concentration by state was as follows:

As of March 31, 2014			As of December 31, 2013
State	Percent of Portfolio	Loan Principal (In thousands)	State	Percent of Portfolio	Loan Principal (In thousands)
Texas	21.0%	$434,384	Texas	21.2%	$397,438
Florida	15.6%	323,247	Florida	15.7%	294,043
North Carolina	8.4%	173,269	North Carolina	8.7%	162,749
Georgia	7.8%	160,991	Georgia	7.6%	142,001
Arizona	6.0%	124,059	Arizona	6.4%	117,861
All Others (1)	41.2%	852,842	All Others (2)	40.4%	757,484
	100.0%	$2,068,792		100.0%	$1,871,576

(1)	Consists of fifteen additional states wherein the portfolio concentration per state is at or below 5.8%

(2)	Consists of fifteen additional states wherein the portfolio concentration per state is at or below 6.0%.
Allowance for Credit Losses
The following table sets forth the rollforward of the allowance for credit losses for the periods indicated:

	Three months ended March 31,
	2014	2013
Allowance Activity:	($ In thousands)
Balance, beginning of period	$299,516	$252,590
Provision for credit losses	89,084	77,842
Net charge-offs	(68,847)	(60,810)
Balance, end of period	$319,753	$269,622
Allowance as a percent of portfolio principal, end of period	15.4%	15.7%
Charge off Activity:
Principal balances	$(107,905)	$(97,917)
Recoveries, net	39,058	37,107
Net charge-offs	$(68,847)	$(60,810)
(4) Leased Vehicles
A summary of our vehicle lease fleet is as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Lease fleet vehicles	$79,043	$33,009
Less accumulated depreciation	(4,609)	(1,848)
Lease Fleet Vehicles, net	$74,434	$31,161

Tables of Contents

(5) Debt Obligations
Portfolio Term Financings
The following is a summary of portfolio term financings:

	March 31, 2014	December 31, 2013
Securitization Debt:	(In thousands)
Asset-backed security obligations issued pursuant to the Company’s securitizations	$869,848	$713,953
Bank Term Financing:
Secured financing transaction for our finance receivables portfolio	184,059	223,868
Portfolio Term Residual Financing:
Variable rate financing facility secured by residual interests in finance receivables of warehouse facilities and securitization trusts	50,000	50,000
Total Portfolio Term Financings	$1,103,907	$987,821
Securitization debt
The following is a summary of securitization transactions with outstanding balances for each period presented:

	As of March 31, 2014				As of December 31, 2013
Transaction	Debt Balance	Gross Receivables Pledged	Cash Reserve	Interest Rate (1)	Debt Balance	Gross Receivables Pledged	Cash Reserve	Interest Rate (1)
	($ In thousands)				($ In thousands)
2011-1	$16,922	$22,845	$4,200	3.0%	$22,772	$31,271	$4,200	3.0%
2011-2	24,532	31,339	4,500	2.9%	34,762	41,954	4,500	2.9%
2011-3	49,515	59,724	4,500	3.9%	61,485	75,037	4,500	3.9%
2012-1	77,377	99,682	4,500	3.5%	90,175	117,529	4,500	3.5%
2012-2	97,435	119,387	4,500	2.9%	113,142	138,194	4,500	2.9%
2013-1	163,150	209,403	4,500	2.7%	181,018	233,346	4,500	2.7%
2013-2	190,510	252,096	4,500	2.9%	210,599	277,023	4,500	2.9%
2014-1	250,407	330,448	5,250	2.6%	—	—	—	—%
	$869,848	$1,124,924	$36,450		$713,953	$914,354	$31,200
(1) These rates represent the original duration weighted average rates of the outstanding asset-backed securities.
Asset-backed securities outstanding are secured by underlying pools of finance receivables (collateral) and investments held in trust (cash reserve). Credit enhancement for the asset-backed securities consists of a reserve account, over collateralization, and subordination of certain classes of notes in each trust to more senior classes of notes in such trust. Over collateralization represents finance receivable principal balance in excess of the face value of asset-backed securities issued. Cash reserves are funded with proceeds from the sale of asset-backed securities and through cash collections. Asset-backed securities outstanding have interest payable monthly at the fixed rates represented in the table above. All outstanding securitizations were rated in tranches with credit ratings from AAA to BBB by Standard & Poor's Ratings Service, a Standard & Poor's Financial Services LLC business, and DBRS, Inc., with the 2013-1, 2013-2 and 2014-1 securitizations also rated by Kroll Bond Rating Agency, Inc.
Individual securitization trusts are not cross-collateralized or cross-defaulted. Additionally, we have the option to purchase the remaining loans in a trust when the remaining principal balances of the loans reach 10% of their original principal balance. At March 31, 2014, we were in compliance with all financial covenants of outstanding securitizations.
Bank term financing
The bank term financing is secured by an underlying pool of finance receivables and a cash reserve account. The amounts outstanding bear interest at LIBOR plus 2.0%, resulting in an interest rate of 2.15% and 2.17% at March 31, 2014 and December 31, 2013, respectively. This financing includes overcollateralization and a cash reserve similar to a securitization transaction, but consists of only one class of bonds and is unrated. At March 31, 2014 and December 31, 2013, $226.4 million and $271.8 million in receivables were pledged as collateral to this facility, respectively. At both March 31, 2014 and December 31, 2013, $6.9 million was held as a cash reserve for this facility. At March 31, 2014, we were in compliance with all financial covenants of the facility.

Tables of Contents

Portfolio term residual financing
The term residual facility is secured by residual interests in our warehouse facilities and securitization trusts. The amounts outstanding under the term facility bear interest at LIBOR + 4.50% at March 31, 2014 and December 31, 2013 resulting in an interest rate of 4.66% at March 31, 2014 and December 31, 2013, respectively. This facility provides for funding through December 2019, with a term-out feature resulting in a final maturity of December 2020. At March 31, 2014, we were in compliance with all financial covenants of the facility.
The SPE related to our term residual facility entered into a demand note with DTAC, which is guaranteed by DTAG. Under specific circumstances, the lender may require DTAC to fund the demand note, with proceeds used to pay down the term residual facility if any of the following were to occur: (i) termination due to a defined Event of Termination, (ii) failure to maintain borrowing base compliance after the termination date, or (iii) an Event of Termination occurs after the termination date and is continuing.
Portfolio warehouse facilities
The following is a summary of portfolio warehouse facilities:

	As of March 31, 2014
	Amount Drawn	Facility Amount	Stated Advance Rate		Collateral (1)	Interest Rate (2)	Expiration Date	Final Maturity
Portfolio warehouse facilities	($ In thousands)
Deutsche Bank	$101,500	$150,000	65%		$183,975	2.41%	Dec 2014	Dec 2015
Wells Fargo	110,500	150,000	66%	(3)	173,919	2.40%	Dec 2015	Dec 2017
RBS	90,000	125,000	65%		147,456	2.40%	Jun 2014	Jun 2015
Total portfolio warehouse facilities	$302,000	$425,000

	As of December 31, 2013
	Amount Drawn	Facility Amount	Stated Advance Rate		Collateral (1)	Interest Rate (2)	Expiration Date	Final Maturity
Portfolio warehouse facilities	($ In thousands)
Deutsche Bank	$98,400	$150,000	65%		$189,970	2.41%	Dec 2014	Dec 2015
Wells Fargo	107,000	150,000	66%	(3)	178,685	2.42%	Dec 2015	Dec 2017
RBS	78,000	125,000	65%		137,497	2.42%	Mar 2014	Mar 2015
Total portfolio warehouse facilities	$283,400	$425,000

(1)	Collateral represents underlying pools of finance receivables pledged to each facility.

(2)	Interest rate at period end equal to contractual benchmark plus index.

(3)	The Wells Fargo stated advance rate includes a cash reserve account pledged to the facility in the amount of 1% of all collateral pledged to the facility.
Deutsche Bank Warehouse Facility
We have a revolving warehouse facility with Deutsche Bank AG, New York Branch ("Deutsche Bank"). The amounts outstanding under the facility bear interest at the mid-month LIBOR plus 2.25%. At March 31, 2014, we were in compliance with all financial covenants of this facility.
Wells Fargo Warehouse Facility
We have a revolving warehouse facility with Wells Fargo Bank, N.A. ("Wells Fargo"). The amounts outstanding under the facility bear interest at LIBOR plus 2.25%. At March 31, 2014, we were in compliance with all financial covenants of this facility.
RBS Warehouse Facility
We have a revolving warehouse facility with The Royal Bank of Scotland plc ("RBS"). The amounts outstanding under the facility bear interest at LIBOR plus 2.25%. At March 31, 2014, we were in compliance with all financial covenants of this facility.
Collateral
The finance receivables pledged as collateral to each of the warehouse facilities is established for the benefit of the lenders. These facilities contain a borrowing base which requires us to pledge finance receivables in excess of the amounts which we can borrow under the facilities. The aggregate balance of finance receivables are presented on our consolidated balance sheets included herein, and we do not separately classify those assets serving as collateral since the creditors in each

Tables of Contents

of the warehouse facilities do not have the right to sell or re-pledge the collateral, except in certain cases upon an event of default.
Senior Secured Notes Payable
In June 2010 we issued $200.0 million of 12.625% Senior Secured Notes (the “Senior Secured Notes”). The notes were issued with an original issuance price of 98.85%, resulting in an effective yield of 12.875%. In May 2013 we issued an additional $50.0 million of Senior Secured Notes. These notes were additional notes allowed under the indenture executed in June 2010. The additional notes were issued with an original issuance price of 111.00%, resulting in an effective "yield to first call date" of 7.67%, with interest, maturity and covenant terms identical to those of the initial offering. Interest on the Senior Secured Notes is payable semi-annually in arrears on June 15th and December 15th of each year.
As of March 31, 2014 and December 31, 2013, the amounts of our outstanding Senior Secured Notes payable were $253.1 million and $253.3 million, net of unamortized net premium of $3.1 million and $3.3 million, respectively. As of March 31, 2014, we were in compliance with all financial covenants of the Senior Secured Notes.
Other secured notes payable
A summary of other secured notes payable follows:

	As of March 31, 2014
	Balance	Max Facility Capacity		Advance Rate		Interest Rate (1)	Expiration Date
Other secured notes payable	($ In thousands)
Revolving inventory facility	$130,000	$130,000		75%	(2)	3.50%	Nov 2014
Mortgage note payable	12,171	n/a		n/a		5.87%	Mar 2017
Real estate facility	12,811	25,000		70%		4.05%	Oct 2020
Total other secured notes payable	$154,982	$155,000

	As of December 31, 2013
	Balance	Max Facility Capacity		Advance Rate		Interest Rate (1)	Expiration Date
Other secured notes payable	($ In thousands)
Revolving inventory facility	$136,321	$140,000	(3)	85%	(2)	3.75%	Nov 2014
Mortgage note payable	12,231	n/a		n/a		5.87%	Mar 2017
Real estate facility	13,412	25,000		70%		4.05%	Oct 2020
Total other secured notes payable	$161,964	$165,000

(1)	Interest rate at period end equal to contractual benchmark plus index.

(2)	Advance rate is based on qualifying vehicle cost and is secured by our entire vehicle inventory. At March 31, 2014 the advance rate decreased to 60% for vehicles 151-180 days old.

(3)	Inclusive of a $10.0 million seasonal increase in the months of November through the end of January.
Revolving inventory facility
We have a revolving inventory facility with Wells Fargo. The interest rate on the facility is based on the Daily One Month LIBOR rate plus 3.25%, and is secured by our entire vehicle inventory. At March 31, 2014, we were in compliance with all financial covenants of this facility.
Mortgage note payable
We have a mortgage note payable which is secured by our operations call center building in Mesa, Arizona (a commercial property). Terms of the note agreement provide for monthly principal and interest payments with a final balloon payment. At March 31, 2014, we were in compliance with all financial covenants of this loan.
Real Estate Facility
We have a seven year fully amortizing real estate facility with Wells Fargo. The amounts outstanding under the facility bear interest at LIBOR plus 4.0%, or LIBOR plus 3.5% for properties added to the facility subsequent to August 22, 2013. At March 31, 2014, the line was collateralized by eleven properties. At March 31, 2014, we were in compliance with all financial covenants of this facility.

Tables of Contents

(6) Accrued Warranty Liability
The accrued limited warranty liability represents our estimated obligations related to limited warranties that were included in the bundled price of vehicle sales and is recorded as a component of payables and other accrued expenses on the accompanying condensed consolidated balance sheets for each period presented. The following table reflects activity in the accrual for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Limited warranty accrual activity	(In thousands)
Balance, beginning of period	$15,806	$24,420
Warranty expense	—	8,556
Warranty claims paid	(3,927)	(6,355)
Balance, end of period	$11,879	$26,621
(7) Deferred Revenue
Deferred revenue represents the remaining unearned revenue balance of our DriveCare® Extended Vehicle Service Contract, a 36 month/36,000 mile or 60 month/50,000 mile service contract ("VSC"), Guaranteed Asset Protection ("GAP"), GPS monitoring subscription ("GPS") and vehicle lease revenue. The following table sets forth information regarding the changes in deferred revenue:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Deferred revenue, beginning of period	$42,133	$2,501
Revenue deferred	85,819	8,219
Revenue recognized (1)	(27,206)	(1,441)
Deferred revenue, end of period	$100,746	$9,279
(1)     Revenue is recognized as a component of sales revenue on the condensed consolidated statements of operations.
(8) Related Party Transactions
Relationship with Verde Investments, Inc.
Verde Investments, Inc., or “Verde,” is an Arizona corporation that is wholly-owned by Mr. Garcia. Verde engages in the acquisition, development, and long-term investment in real estate and other commercial assets. Mr. Garcia is the principal shareholder, president and director of Verde. Transactions between us and Verde, as well as other related parties, are described below.
General and administrative expenses
During the three months ended March 31, 2014 and 2013, we recorded related party operating expenses as follows:

	Three Months Ended March 31,
	2014	2013
General and administrative expenses—related party	(In thousands)
Property lease expense	$1,206	$1,198
Restricted stock compensation expense	1,282	311
Aircraft operating and lease expense	2,768	1,088
Salaries and wages, general & administrative and other expenses	128	131
Reimbursement of certain general and administrative expenses	(77)	(77)
Total general and administrative expenses—related party	$5,307	$2,651

Tables of Contents

Interest expense
During the three months ended March 31, 2014 and 2013, we recorded related party interest expense as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Senior secured debt interest expense—related party
Senior secured debt interest expense—Verde	$—	$142
Senior secured debt interest expense—CEO	—	16
Total senior debt interest expense—related party	$—	$158
Related party interest expense relates to the $4.5 million and $0.5 million of Senior Secured Notes held by Verde and Mr. Fidel, respectively, during the first quarter of 2013. The notes were sold in August 2013, such that none of the Senior Secured Notes were held by a related party during the first quarter 2014.
Relationship with GO Financial
On December 5, 2013, DTAC entered into an agreement to sell GO to the shareholders of DTAC. Transactions between GO and us are described below.

i.	Sale of loans
We have an agreement with GO, such that GO purchases certain on-line generated loans from us each month. The loans are sold at par value with no associated gain or loss. The amount of the loans purchased for the three months ended March 31, 2014 and 2013 was $4.1 million and $0.3 million, respectively.

ii.	Shared services
We provide certain administrative services to GO, as they build out their business processes. For example, we provide payroll, benefits, accounting and certain other corporate ancillary services. These agreed upon services do not allow DriveTime the ability to direct GO's business activities, and are provided at a marketable rate. For the three months ended March 31, 2014, total shared service revenues recorded to other income were $0.7 million.

iii.	Reimbursement of general and administrative expenses
For the three months ended March 31, 2014, GO reimbursed us in the amount of $1.4 million for certain general and administrative expenses that we incurred on GO's behalf.

iv.	Inilex receivable for GPS devices provided to GO dealers
Inilex has an agreement with GO, wherein Inilex provides GPS devices to GO dealers. GO guarantees a portion of the payment for these devices on behalf of GO dealers. As of March 31, 2014, the total receivables due from GO were $0.5 million and were recorded in other assets on the condensed consolidated balance sheets. As of December 31, 2013, the total payables due to GO were $0.1 million and were recorded in payables and other accrued expenses on the condensed consolidated balance sheets.

v.	Commission Expense to GO
Inilex pays GO a commission expense for each GPS unit sold through a GO dealer. Commission expense for the three months ended March 31, 2014 and 2013 was $0.3 million and $0.2 million, respectively, and is recorded as a component of general and administrative expense on the condensed consolidated statements of operations . As of March 31, 2014 and December 31, 2013, accrued commissions in the amount of $0.1 million and zero, respectively, were recorded within payables and other accrued expenses on the condensed consolidated balance sheets.
Shareholder notes receivable
In December 2013 we executed notes receivable from our shareholders in the principal amount of $28.5 million, as a result of the sale of GO Financial. Interest only payments are paid monthly with the principal amount due in full in December 2018. Interest on principal amounts outstanding bear interest at LIBOR + 2.75%. For the three months ended March 31, 2014, we recorded $0.2 million in interest income related to these notes.
(9) Income Taxes
The condensed consolidated financial statements consist of financial and operating data of DTAG and DTAC, which are both S corporations. As DTAC and DTAG are flow-through entities for federal income tax purposes, there is no federal income tax expense related to the income of DTAC and DTAG, other than for two of DTAG’s C corporation subsidiaries, one

Tables of Contents

of which is wholly owned with the other majority owned. The taxable income of DTAG and DTAC flows through to our shareholders, who are responsible for paying the associated taxes.
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities recorded in jurisdictions that either do not recognize the Company's S corporation status and/or assess a tax on the Company's operations at the entity level.  If determined to be necessary, the Company's policy is to record a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that management believes is more likely than not to be realized. As of March 31, 2014 and December 31, 2013, we had a net deferred tax liability of $0.8 million and $0.6 million, respectively.
Although most states follow the federal recognition of S corporation status, some states do impose an entity level tax on that income; therefore, the tax expense is adjusted accordingly. As of March 31, 2014 and December 31, 2013, we had an income tax payable of $0.5 million and $0.6 million, respectively.
At March 31, 2014 and December 31, 2013, the Company had no unrecognized tax benefits.   The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company did not accrue any amounts related to the payment of interest and penalties as of March 31, 2014 and December 31, 2013. We do not anticipate any material changes to our unrecognized tax benefits in the next 12 months.
(10) Shareholders’ Equity, Dividends & Stock Compensation
Share Information
At March 31, 2014, DTAG had 1,000 shares of common stock authorized with a par value of $0.001 per share, of which 102.4939 were issued and outstanding. DTAC had 1,000,000 shares of common stock authorized with no par value, of which 102.4939 were issued and outstanding. On March 20, 2014 the Board of Directors approved a restricted stock award to Mr. Fidel, consisting of 0.7243 shares of restricted stock in each of DTAG and DTAC. On April 18, 2014, 0.3042 shares were repurchased to satisfy federal and state income tax obligations pursuant to Mr. Fidel's 83(b) tax election, resulting in a net increase of 0.4201 shares issued and outstanding as of April 30, 2014.
Dividends
Certain of our debt facilities place restrictions on the amount of cash dividends we are permitted to pay to our shareholders. If we are in compliance with the indebtedness ratio restriction in the Senior Secured Notes, we are permitted to pay cash dividends limited to an amount not greater than the percentage of S corporation taxable income for such quarterly period equal to the highest combined federal, state, and/or local tax rate for individuals, plus 50% of the difference between net earnings less amounts paid for tax. If we are not in compliance with the indebtedness ratio dividend restriction in the Senior Secured Notes, specifically related to our ability to pay dividends, we are only permitted to pay cash dividends limited to an amount not greater than the percentage of S corporation taxable income for such quarterly periods equal to the highest combined federal, state, and/or local tax rate for individuals. As of March 31, 2014, we exceeded the indebtedness ratio, which restricted our ability to pay dividends related to net GAAP earnings in excess of amounts to pay taxes. The indebtedness ratio dividend restriction under the Senior Secured Notes is not an aspect of the financial covenants of the Senior Secured Notes, but rather a mechanism designed to place limits on the Company’s ability to pay dividends to its shareholders.
No dividends were distributed during the three months ended March 31, 2014. However, in March 2014, the Board of Directors approved a cash dividend related to fourth quarter 2013 taxable income. The dividend of $3.8 million was declared and paid in April 2014 to our shareholders of record on the payment date and was not recorded as a liability as of March 31, 2014.
Chief Executive Officer Restricted Stock Grant
In March 2014, the Boards of Directors of each of DTAG and DTAC approved a new restricted stock award to Mr. Fidel, consisting of 0.7243 shares of restricted stock in each of DTAG and DTAC, pursuant to certain vesting restrictions. Mr. Fidel made an election under Section 83(b) of the United States Internal Revenue code of 1986 in April 2014, to be taxed on the fair market value of the entire restricted stock grant as of the grant date. In connection therewith, that portion of shares, the fair market value of which was sufficient to satisfy Mr. Fidel’s federal and state income tax obligations with respect to the entire award was deemed to be vested in full as of the grant date, which was determined to be March 20, 2014 under the provisions of ASC 718—Compensation—Stock Compensation. However, only those shares of a value equal to the minimum statutory federal and state withholding due from Mr. Fidel on the grant were repurchased by DTAG and DTAC, and the proceeds from such repurchase were delivered to the relevant tax authorities. One half of the remaining unvested shares of restricted stock vest subject to time based vesting of one-third each year over a period of three years commencing on March 20, 2014, and one half of the shares are subject to certain performance criteria. We believe it is probable the performance criteria will be satisfied.

Tables of Contents

For income tax purposes, Mr. Fidel was deemed to own 0.7243 shares at the grant date. In April 2014 the Company repurchased 0.3042 shares resulting in Mr. Fidel owning 0.4201 additional shares in each of DTAG and DTAC as of April 18, 2014. In connection with the execution of the Restricted Stock Agreements, Mr. Fidel also entered into a Shareholders' Agreement with our principal shareholder and DTAG and DTAC, which, among other things, restricts his ability to transfer his shares of restricted stock and grants him certain tag-along rights in the event of a sale by our principal shareholder and certain piggy-back registration rights in connection with a public offering of our shares or any successor entity.
In April 2014, we obtained a third party valuation of the 0.707% ownership award to Mr. Fidel, resulting in a $2.6 million fair value. As the terms of the agreements do not meet the specific criteria for liability classification as set forth in ASC 718—Compensation—Stock Compensation, we determined the awards to be equity based stock compensation awards, therefore recognizing the expense over the requisite service periods based on a graded vesting. As the restricted stock agreements require the achievement of a service and a performance condition, the Company will only recognize compensation expense for those periods where the service is rendered and the performance condition is met. In addition, as the number of shares and purchase price were known by Mr. Fidel at the time of grant, compensation cost was fixed and measured as of the grant date.
As a result of this transaction, we recorded $1.3 million restricted stock compensation expense in the first quarter 2014 for the 0.3367 shares which vested in the first quarter 2014. The remaining 53.51% of the shares will vest over the vesting schedule presented below, as set forth in the Agreement, and will be recognized as compensation expense in the requisite service periods.

Period 1	Period 2	Period 3
(3/20/14-12/31/14)	(1/31/15-12/31/15)	(1/31/16-12/31/16)
9 Months	12 Months	12 Months
17.84%	17.84%	17.83%
As set forth above, the vesting is deemed to be equal each period since the performance condition contains carry-back and carry-forward rights, allowing for the CEO to compensate for any shortfalls in future periods, and use excess performance in a given period to carry forward into future periods. As such, equal vesting was deemed appropriate since although it is probable he will achieve the criteria, no weighting can be estimated for each period.
For the three months ended March 31, 2014, we recorded $1.3 million in restricted stock compensation expense associated with the 2014 restricted stock agreements between Mr. Fidel and each of DTAG and DTAC. For the three months ended March 31, 2013, we recorded $0.3 million in restricted stock compensation expense associated with the 2010 restricted stock agreements between Mr. Fidel and each of DTAG and DTAC. The stock compensation recorded for these periods also increased our Paid-in Capital accounts for both companies during these periods.
(11) Commitments and Contingencies
Lease commitments
We lease used car sales facilities, reconditioning centers, our corporate office, aircraft, and certain other office/computer equipment from unrelated and related entities under various operating leases that expire through January 2025. The leases provide for periodic rent increases and many contain escalation clauses and various renewal options from one to ten years. In certain instances, we are also responsible for occupancy and maintenance costs, including real estate taxes, insurance, and utility costs. We recognize rent expense on a straight-line basis over the length of the lease term. As of March 31, 2014, we had approximately $104.4 million in aggregate operating lease obligations.
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
There have been no material changes to the status of pending litigation or our accruals for legal matters disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 24, 2014. On January 29, 2014 our counsel had a Notice of Response and Advice ("NORA") call with the Consumer Financial Protection Bureau ("CFPB").  On February 20, 2014, we responded in writing to the CFPB with respect to the NORA call.  We have not yet had a response back from the CFPB.

Tables of Contents

Additionally, in the ordinary course of business, we are a defendant in or subject to various other types of legal proceedings. Although we cannot determine at this time the amount of the ultimate exposure from these legal proceedings, if any, based on the advice of counsel, management does not expect the final outcome to have a material adverse effect on us.
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
Limitations
Fair values of financial instruments are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with ultimate precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of each balance sheet date presented, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.
The following is a summary of carrying values presented within the balance sheet and fair value of our financial instruments for each period presented:

	March 31, 2014
	Carrying Value	Level 1	Level 2	Level 3
Assets	(In thousands)
Finance receivables, net (1)	$1,775,199	$—	$—	$1,934,652
Shareholder notes receivable	28,542	—	28,542	—
Liabilities
Securitization debt	869,848	885,089	—	—
Portfolio term residual financing	50,000	—	47,573	—
Bank term financings	184,059	—	184,059	—
Portfolio warehouse facilities	302,000	—	302,000	—
Senior secured notes payable	253,083	271,748	—	—
Revolving inventory facility	130,000	—	130,298	—
Mortgage note payable	12,171	—	12,745	—
Real estate facility	12,811	—	13,086	—

Tables of Contents

	December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3
Assets	(In thousands)
Finance receivables, net (1)	$1,598,010	$—	$—	$1,692,247
Shareholder notes receivable	28,542	—	28,542	—
Liabilities
Securitization debt	713,953	729,395	—	—
Portfolio term residual financing	50,000	—	47,462	—
Bank term financings	223,868	—	223,868	—
Portfolio warehouse facilities	283,400	—	283,400	—
Senior secured notes payable	253,316	279,914	—	—
Revolving inventory facility	136,321	—	136,729	—
Mortgage note payable	12,231	—	12,808	—
Real estate facility	13,412	—	13,700	—

(1)	Represents finance receivable principal balances, plus accrued interest, less the allowance for credit losses.
Valuation methodologies
Finance receivables
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This discounted cash flow is estimated utilizing an internal valuation model, which uses a combination of market inputs (i.e. discount rates for similar and like transactions) and our own assumptions regarding credit losses, recoveries, and prepayment rates in our portfolio, based on actual experience. We estimate the cash flow of the portfolio and the cash flow of our retained interests in securitization, warehouse and bank term financing transactions in measuring total cash flow. These cash flows are developed on a leveraged basis since our finance receivable portfolio is financed by these debt instruments and are not separable transactions.
Shareholder Notes Receivable
At March 31, 2014 and December 31, 2013, the fair value of shareholder notes approximates the carrying value as the notes were recently executed at a market rate provided by a third party.
Securitization debt
At March 31, 2014 and December 31, 2013, the fair value of securitization debt was determined using a third-party quoted market price.
Portfolio term residual financing
At March 31, 2014 and December 31, 2013, the fair value of the portfolio term residual financing was estimated by discounting future expected cash flows over the life of the facility, using market rates for similar facilities.
Bank term financing
At March 31, 2014 and December 31, 2013, the fair value of the bank term facility was determined to approximate carrying value based upon our knowledge of the securitization market.
Portfolio warehouse facilities
The portfolio warehouse facilities are short term in nature and the interest rates adjust in conjunction with the 30-day LIBOR. The Deutsche Bank Warehouse Facility was renewed in December 2012. The Royal Bank of Scotland Warehouse Facility expiration date was extended in March 2014 to June 2014. The Wells Fargo Warehouse Facility was renewed in December 2013. As these facilities were either recently renewed or extended and contain a floating market rate of interest, we believe the fair value of these facilities approximate carrying value at March 31, 2014 and December 31, 2013.
Senior secured notes payable
The fair value of senior secured notes payable at March 31, 2014 and December 31, 2013 was determined using a third-party quoted market price.

Tables of Contents

Revolving inventory facility
At March 31, 2014 and December 31, 2013, the fair value of the revolving inventory facility was estimated by discounting future cash flows expected to be paid over the life of the facility, using market rates for similar facilities.
Mortgage note payable
At March 31, 2014, and December 31, 2013, the fair value of this note was determined using third-party market prices for similar commercial real estate mortgages. Both periods utilize the December 31, 2013 analysis, as the market for these instruments is not considered volatile.
Real estate facility
At March 31, 2014 and December 31, 2013, the fair value of the real estate facility was determined using third-party market prices for similar real estate collateralized facilities. Both periods utilize the December 31, 2013 analysis, as the market for these instruments is not considered volatile.
(13) Subsequent Events
In April 2014, a $3.8 million dividend related to fourth quarter 2013 taxable income was declared and paid to our shareholders.
In April 2014, we completed our 2014-2 securitization, issuing $288.8 million of asset-backed securities with an original duration weighted average coupon of 2.42%. The securities were rated in tranches with credit ratings from AAA to BBB by Standard and Poor's Rating Service, and DBRS Inc.
In April 2014, DTAG acquired the shares of Pathfinder Insurance Company ("Pathfinder"), a property and casualty insurance company licensed to operate in 43 states, within the continental United States, and the District of Columbia. Pathfinder is currently inactive, does not have personnel, operations, tangible assets (other than cash reserves), or liabilities, and has not issued or assumed new insurance policies since 2007. We acquired these assets for a purchase price of $9.5 million.
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
In 2014, the FASB is expected to release a new revenue recognition standard, to become effective in 2017, which will eliminate industry-specific revenue accounting, and will establish a single set of guidelines for revenue recognition across all industries. The proposed standard provides new guidance on identifying separate performance obligations in a contract, determining and allocating transaction price, and determining when a performance obligation is satisfied. Included within the exposure draft is a requirement to consider the time value of money when addressing contracts with a significant financing component. We will assess the impact of the new pronouncement when released. We believe the proposed new guidance may have a material effect on our future consolidated financial statements, but cannot determine the extent of the impact at this time.
In 2013 the FASB released a new lease accounting proposal which would eliminate the current operating and capital lease classifications and would require an asset or liability to be recorded for most leases longer than one year, similar to the current accounting treatment for capital leases. Additionally, the new guidance may change the way a lease is recorded on the income statement. The final standard is expected to be issued in 2014, and is anticipated to become effective in 2017. We will assess the impact of the new pronouncement when released, but believe the new guidance may have a material effect on our future consolidated financial statements by grossing up our assets and liabilities for leases that are currently treated as operating leases.
The FASB also continues working on a financial instruments project to address the classification and measurement of financial instruments. The FASB continues to deliberate the proposed measures of this project, but is expected to issue the final standard for impairment in 2014. We will assess the impact of the new pronouncement when released, to determine whether such pronouncement may have a material effect on our future consolidated financial statements, as this pronouncement may have an impact on our allowance for credit losses.

Tables of Contents

(15) Discontinued Operations—GO Financial
A summary of revenue and income before income taxes reported in discontinued operations follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Total revenue	$—	$2,803
Income before income taxes	—	768
(16) Supplemental Consolidating Financial Information
In accordance with the indenture governing the 12.625% Senior Secured Notes (see Note 5 — Debt Obligations), certain wholly-owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the Senior Secured Notes on a joint and several basis. Pursuant to Regulation S-X, Rule 3-10(f), we are required to present condensed consolidating financial information for subsidiaries that have guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional, joint and several, and where the voting interest of the subsidiary is 100% owned by the registrant.
The following tables present condensed consolidating balance sheets as of March 31, 2014, and December 31, 2013; condensed consolidating statements of operations for the three months ended March 31, 2014 and 2013; and condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013 for (i) DTAG and DTAC, —the co-issuers of the Senior Secured Notes, (ii) the separate DTAG and DTAC guarantor subsidiaries on a combined basis, (iii) the separate DTAG and DTAC non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidated amounts. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the senior note holders. Consolidating adjustments include elimination of investment in subsidiaries, elimination of intercompany accounts; elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and elimination of equity in earnings (losses) of subsidiaries. The condensed consolidating financial information should be read in conjunction with the condensed consolidated financial statements herein.
See "Note 20—Supplemental Consolidating Financial Information" to our Annual Report on Form 10-K, filed with the SEC on March 24, 2014, for information regarding the names of the guarantor and non-guarantor subsidiaries of our Senior Secured Notes.
Consolidated amounts may be immaterially different compared to the condensed consolidated financial statements due to rounding.

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
March 31, 2014
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$10,231	$4,115	$5	$—	$14,351	$5	$736	$16,105	$—	$16,846	$—	$31,197
Restricted cash and investments held in trust	—	—	—	—	—	21,799	121,810	—	—	143,609	—	143,609
Finance receivables	—	—	—	—	—	—	—	2,131,714	—	2,131,714	—	2,131,714
Allowance for credit losses	—	—	—	—	—	—	—	(319,753)	—	(319,753)	—	(319,753)
Finance receivables, net	—	—	—	—	—	—	—	1,811,961	—	1,811,961	—	1,811,961
Vehicle inventory	286,012	—	—	(618)	285,394	—	—	—	—	—	—	285,394
Property and equipment, net	84,738	391	—	—	85,129	4,163	15,261	2,162	—	21,586	—	106,715
Lease fleet vehicles, net	74,434	—	—	—	74,434	—	—	—	—	—	—	74,434
Investments in subsidiaries	—	—	146,965	(146,965)	—	—	—	338,903	(338,903)	—	—	—
Other assets	2,368,646	34,650	643,199	(704,932)	2,341,563	1,304,398	1,948,062	2,257,632	(3,238,717)	2,271,375	(4,542,550)	70,388
Shareholder notes receivable	—	—	—	—	—	—	—	28,542	—	28,542	—	28,542
Total Assets	$2,824,061	$39,156	$790,169	$(852,515)	$2,800,871	$1,330,365	$2,085,869	$4,455,305	$(3,577,620)	$4,293,919	$(4,542,550)	$2,552,240
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Payables and other accrued expenses	2,467,944	2,017	602,517	(704,283)	2,368,195	1,651,449	7,804	3,903,077	(3,238,717)	2,323,613	(4,542,550)	149,258
Deferred revenue	100,746	—	—	—	100,746	—	—	—	—	—	—	100,746
Portfolio warehouse facilities	—	—	—	—	—	—	302,000	—	—	302,000	—	302,000
Portfolio term financings	—	—	—	—	—	—	1,103,907	—	—	1,103,907	—	1,103,907
Senior secured notes payable	—	—	126,542	—	126,542	—	—	126,541	—	126,541	—	253,083
Other secured notes payable	130,000	12,811	—	—	142,811	—	12,171	—	—	12,171	—	154,982
Total Liabilities	2,698,690	14,828	729,059	(704,283)	2,738,294	1,651,449	1,425,882	4,029,618	(3,238,717)	3,868,232	(4,542,550)	2,063,976
Shareholders’ Equity:
Noncontrolling interest - Inilex	—	2,734	—	(3,942)	(1,208)	—	—	—	—	—	336	(872)
Shareholders’ equity	125,371	21,594	61,110	(144,290)	63,785	(321,084)	659,987	425,687	(338,903)	425,687	(336)	489,136
Total Equity	125,371	24,328	61,110	(148,232)	62,577	(321,084)	659,987	425,687	(338,903)	425,687	—	488,264
Total Liabilities & Shareholders’ Equity	$2,824,061	$39,156	$790,169	$(852,515)	$2,800,871	$1,330,365	$2,085,869	$4,455,305	$(3,577,620)	$4,293,919	$(4,542,550)	$2,552,240

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$5,589	$15,477	$5	$—	$21,071	$5	$588	$9,090	$—	$9,683	$—	$30,754
Restricted cash and investments held in trust	—	—	—	—	—	12,707	102,493	—	—	115,200	—	115,200
Finance receivables	—	—	—	—	—	—	—	1,938,931	—	1,938,931	—	1,938,931
Allowance for credit losses	—	—	—	—	—	—	—	(299,516)	—	(299,516)	—	(299,516)
Finance receivables, net	—	—	—	—	—	—	—	1,639,415	—	1,639,415	—	1,639,415
Vehicle inventory	320,406	—	—	(839)	319,567	—	—	—	—	—	—	319,567
Property and equipment, net	82,232	449	—	—	82,681	3,848	14,806	2,325	—	20,979	—	103,660
Lease fleet vehicles, net	31,161	—	—	—	31,161	—	—	—	—	—	—	31,161
Investments in subsidiaries	—	—	259,162	(259,162)	—	—	—	418,091	(418,091)	—	—	—
Other assets	2,099,928	22,221	571,097	(696,457)	1,996,789	1,182,734	1,779,757	1,955,012	(2,956,837)	1,960,666	(3,899,368)	58,087
Shareholder notes receivable	—	—	—	—	—	—	—	28,542	—	28,542	—	28,542
Total Assets	$2,539,316	$38,147	$830,264	$(956,458)	$2,451,269	$1,199,294	$1,897,644	$4,052,475	$(3,374,928)	$3,774,485	$(3,899,368)	$2,326,386
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Payables and other accrued expenses	2,125,853	2,067	599,332	(696,323)	2,030,929	1,388,632	6,763	3,539,609	(2,956,837)	1,978,167	(3,899,368)	109,728
Deferred revenue	42,101	32	—	—	42,133	—	—	—	—	—	—	42,133
Portfolio warehouse facilities	—	—	—	—	—	—	283,400	—	—	283,400	—	283,400
Portfolio term financings	—	—	—	—	—	—	987,821	—	—	987,821	—	987,821
Senior secured notes payable	—	—	126,658	—	126,658	—	—	126,658	—	126,658	—	253,316
Other secured notes payable	136,321	13,412	—	—	149,733	—	12,231	—	—	12,231	—	161,964
Total Liabilities	2,304,275	15,511	725,990	(696,323)	2,349,453	1,388,632	1,290,215	3,666,267	(2,956,837)	3,388,277	(3,899,368)	1,838,362
Shareholders’ Equity:
Noncontrolling interest - Inilex	—	2,698	—	(3,297)	(599)	—	—	—	—	—	336	(263)
Shareholders’ Equity	235,041	19,938	104,274	(256,838)	102,415	(189,338)	607,429	386,208	(418,091)	386,208	(336)	488,287
Total Equity	235,041	22,636	104,274	(260,135)	101,816	(189,338)	607,429	386,208	(418,091)	386,208	—	488,024
Total Liabilities & Shareholders’ Equity	$2,539,316	$38,147	$830,264	$(956,458)	$2,451,269	$1,199,294	$1,897,644	$4,052,475	$(3,374,928)	$3,774,485	$(3,899,368)	$2,326,386

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2014
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales revenue	$365,500	$—	$18,145	$—	$383,645	$13	$—	$683	$(33)	$663	$(32,146)	$352,162
Interest income	—	—	—	—	—	—	86,375	1,886	—	88,261	—	88,261
Other income	9,815	5,721	—	(2,659)	12,877	19,805	—	45	(19,382)	468	—	13,345
Equity in income of subsidiaries	—	—	56,768	(56,768)	—	—	—	58,212	(58,212)	—	—	—
Total Revenue	375,315	5,721	74,913	(59,427)	396,522	19,818	86,375	60,826	(77,627)	89,392	(32,146)	453,768
Costs and Expenses:
Cost of sales	258,661	2,953	—	(2,366)	259,248	—	—	—	—	—	—	259,248
Provision for credit losses	—	—	—	—	—	—	—	89,084	—	89,084	—	89,084
Portfolio debt interest expense	—	—	—	—	—	—	11,039	—	—	11,039	—	11,039
Non-portfolio debt interest expense	1,656	148	5	—	1,809	—	182	19,274	—	19,456	(19,590)	1,675
Senior secured debt interest expense	—	—	4,016	—	4,016	—	—	4,017	—	4,017	—	8,033
Selling and marketing	12,037	—	—	—	12,037	—	—	—	—	—	—	12,037
General and administrative	38,163	1,298	4,900	—	44,361	17,843	18,427	14,456	(19,415)	31,311	(12,556)	63,116
Depreciation expense	8,706	76	—	—	8,782	347	143	368	—	858	—	9,640
Total Costs and Expenses	319,223	4,475	8,921	(2,366)	330,253	18,190	29,791	127,199	(19,415)	155,765	(32,146)	453,872
Income (loss) before income taxes	56,092	1,246	65,992	(57,061)	66,269	1,628	56,584	(66,373)	(58,212)	(66,373)	—	(104)
Income tax expense	—	516	28	—	544	—	—	357	—	357	—	901
Net income (loss) from continuing operations	$56,092	$730	$65,964	$(57,061)	$65,725	$1,628	$56,584	$(66,730)	$(58,212)	$(66,730)	$—	$(1,005)
Income from discontinued operations, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	56,092	730	65,964	(57,061)	65,725	1,628	56,584	(66,730)	(58,212)	(66,730)	—	(1,005)
Net income (loss) attributable to noncontrolling interests - Inilex	—	54	—	(645)	(591)	—	—	—	—	—	—	(591)
Net Income Attributable to DriveTime Consolidated	$56,092	$676	$65,964	$(56,416)	$66,316	$1,628	$56,584	$(66,730)	$(58,212)	$(66,730)	$—	$(414)

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Revenue:
Sales revenue	$309,468	$—	$—	$—	$309,468	$—	$—	$—	$—	$—	$—	$309,468
Interest income	—	—	—	—	—	—	73,291	75,249	(73,569)	74,971	—	74,971
Other income	12,130	—	12,546	—	24,676	15,980	—	523	(15,536)	967	(25,054)	589
Equity in income of subsidiaries	—	—	71,391	(71,391)	—	—	—	50,153	(50,153)	—	—	—
Total Revenue	321,598	—	83,937	(71,391)	334,144	15,980	73,291	125,925	(139,258)	75,938	(25,054)	385,028
Costs and Expenses:
Cost of sales	211,638	—	—	—	211,638	—	—	—	—	—	—	211,638
Provision for credit losses	—	—	—	—	—	—	—	77,842	—	77,842	—	77,842
Portfolio debt interest expense	—	—	—	—	—	—	10,186	—	—	10,186	—	10,186
Non-portfolio debt interest expense	957	135	13	—	1,105	20	464	86,788	(73,569)	13,703	(13,489)	1,319
Senior secured debt interest expense	—	—	3,321	—	3,321	—	—	3,320	—	3,320	—	6,641
Selling and marketing	8,982	—	—	—	8,982	1	—	(79)	—	(78)	—	8,904
General and administrative	24,837	(952)	2,195	—	26,080	14,668	14,124	17,287	(15,536)	30,543	(11,565)	45,058
Depreciation expense	4,527	—	—	—	4,527	288	135	327	—	750	—	5,277
Total Costs and Expenses	250,941	(817)	5,529	—	255,653	14,977	24,909	185,485	(89,105)	136,266	(25,054)	366,865
Income (loss) before income taxes	70,657	817	78,408	(71,391)	78,491	1,003	48,382	(59,560)	(50,153)	(60,328)	—	18,163
Income tax expense	—	83	70	—	153	—	—	189	—	189	—	342
Net income (loss) from continuing operations	$70,657	$734	$78,338	$(71,391)	$78,338	$1,003	$48,382	$(59,749)	$(50,153)	$(60,517)	$—	$17,821
Income from discontinued operations, net of taxes	—	—	—	—	—	768	—	—	—	768	—	768
Net income (loss)	$70,657	$734	$78,338	$(71,391)	$78,338	$1,771	$48,382	$(59,749)	$(50,153)	$(59,749)	$—	$18,589
Net income (loss) attributable to noncontrolling interests - Inilex	—	—	—	—	—	—	—	—	—	—	—	—
Net Income Attributable to DriveTime Consolidated	$70,657	$734	$78,338	$(71,391)	$78,338	$1,771	$48,382	$(59,749)	$(50,153)	$(59,749)	$—	$18,589

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2014
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp						DriveTime Automotive Group, Inc. and Subsidiaries
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations
Cash Flows from Operating Activities:
Net income (loss)	$56,092	$730	$65,964	$(57,061)	$65,725	$1,628	$56,584	$(66,730)	$(58,212)	$(66,730)	$—	$(1,005)
Net loss attributable to noncontrolling interest - Inilex	—	(54)	—	645	591	—	—	—	—	—	—	591
Net income (loss) attributable to DriveTime consolidated	$56,092	$676	$65,964	$(56,416)	$66,316	$1,628	$56,584	$(66,730)	$(58,212)	$(66,730)	$—	$(414)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	—	—	—	—	—	—	—	89,084	—	89,084	—	89,084
Depreciation expense	8,706	76	—	—	8,782	347	143	368	—	858	—	9,640
Amortization of debt issuance costs and debt premium and discount	41	18	71	—	130	—	1,297	71	—	1,368	—	1,498
Non-cash compensation expense-related party	—	—	641	—	641	—	—	641	—	641	—	1,282
Loss (gain) from disposal of property and equipment	(111)	—	—	—	(111)	556	—	(5)	—	551	—	440
Originations of finance receivables	—	—	—	—	—	—	—	(416,390)	—	(416,390)	—	(416,390)
Collections and recoveries on finance receivable principal balances	—	—	—	—	—	—	—	155,636	—	155,636	—	155,636
Change in accrued interest receivable and loan origination costs	—	—	—	—	—	—	—	(876)	—	(876)	—	(876)
(Increase) decrease in inventory	34,394	—	—	(221)	34,173	—	—	—	—	—	—	34,173
Change in other assets	(434,522)	(11,429)	(69,860)	64,597	(451,214)	(255,037)	(171,650)	(118,052)	340,092	(204,647)	643,182	(12,679)
Increase (decrease) in deferred revenue	58,645	(33)	—	—	58,612	—	—	—	—	—	—	58,612
Increase (decrease) in accounts payable, accrued expenses and other liabilities	342,092	(49)	3,184	(7,960)	337,267	262,817	1,042	363,466	(281,880)	345,445	(643,182)	39,530
Net cash provided by (used in) operating activities	65,337	(10,741)	—	—	54,596	10,311	(112,584)	7,213	—	(95,060)	—	(40,464)
Cash Flows from Investing Activities:
Proceeds from disposal of property and equipment	678	—	—	—	678	19	—	5	—	24	—	702
Purchase of property and equipment	(9,019)	(20)	—	—	(9,039)	(1,238)	(597)	(203)	—	(2,038)	—	(11,077)
Purchase of lease fleet	(46,033)	—	—	—	(46,033)	—	—	—	—	—	—	(46,033)
Net cash used in investing activities	$(54,374)	$(20)	$—	$—	$(54,394)	$(1,219)	$(597)	$(198)	$—	$(2,014)	$—	$(56,408)

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2014
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp
	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non-Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations	DriveTime Automotive Group, Inc. and Subsidiaries
Cash Flows from Financing Activities:
(Increase) decrease in restricted cash	$—	$—	$—	$—	$—	$(9,092)	$388	$—	$—	$(8,704)	$—	$(8,704)
Deposits into investments held in trust	—	—	—	—	—	—	(5,250)	—	—	(5,250)	—	(5,250)
Change in investments held in trust and collection account cash	—	—	—	—	—	—	(14,455)	—	—	(14,455)	—	(14,455)
Additions to portfolio term financings	—	—	—	—	—	—	267,751	—	—	267,751	—	267,751
Repayment of portfolio term financings	—	—	—	—	—	—	(151,665)	—	—	(151,665)	—	(151,665)
Additions to portfolio warehouse facilities	—	—	—	—	—	—	313,600	—	—	313,600	—	313,600
Repayment of portfolio warehouse facilities	—	—	—	—	—	—	(295,000)	—	—	(295,000)	—	(295,000)
Additions to senior secured notes payable	—	—	—	—	—	—	—	—	—	—	—	—
Additions to other secured notes payable	—	—	—	—	—	—	—	—	—	—	—	—
Repayment of other secured notes payable	(6,321)	(601)	—	—	(6,922)	—	(60)	—	—	(60)	—	(6,982)
Payment of debt issuance costs	—	—	—	—	—	—	(1,980)	—	—	(1,980)	—	(1,980)
Dividend distributions	—	—	—	—	—	—	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(6,321)	(601)	—	—	(6,922)	(9,092)	113,329	—	—	104,237	—	97,315
Net increase (decrease) in cash and cash equivalents	4,642	(11,362)	—	—	(6,720)	—	148	7,015	—	7,163	—	443
Cash and cash equivalents at beginning of period	5,589	15,477	5	—	21,071	5	588	9,090	—	9,683	—	30,754
Cash and cash equivalents at end of period	$10,231	$4,115	$5	$—	$14,351	$5	$736	$16,105	$—	$16,846	$—	$31,197

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp						DriveTime Automotive Group, Inc. and Subsidiaries
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations
Cash Flows from Operating Activities:
Net income (loss)	$70,657	$734	$78,338	$(71,391)	$78,338	$1,771	$48,382	$(59,749)	$(50,153)	$(59,749)	$—	$18,589
Income from discontinued operations	—	—	—	—	—	(768)	—	—	—	(768)	—	(768)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	—	—	—	—	—	—	—	77,842	—	77,842	—	77,842
Depreciation expense	4,527	—	—	—	4,527	288	135	327	—	750	—	5,277
Amortization of debt issuance costs and debt premium and discount	41	15	164	—	220	—	1,276	164	—	1,440	—	1,660
Non-cash compensation expense-related party	—	—	155	—	155	—	—	156	—	156	—	311
Loss from disposal of property and equipment	(41)	—	—	—	(41)	91	—	(19)	—	72	—	31
Originations of finance receivables	—	—	—	—	—	—	—	(311,829)	—	(311,829)	—	(311,829)
Collections and recoveries on finance receivable principal balances	—	—	—	—	—	—	—	151,103	—	151,103	—	151,103
Decrease in accrued interest receivable and loan origination costs	—	—	—	—	—	—	—	423	—	423	—	423
Decrease in inventory	41,857	—	—	—	41,857	—	—	—	—	—	—	41,857
Change in other assets	(398,590)	332	(81,588)	66,267	(413,579)	(196,465)	(61,554)	(219,895)	303,856	(174,058)	558,823	(28,814)
Increase in deferred revenue	6,751	28	—	—	6,779	—	—	—	—	—	—	6,779
Increase (decrease) in accounts payable, accrued expenses and other liabilities	257,929	(616)	2,931	5,124	265,368	204,125	(108)	364,567	(257,906)	310,678	(558,823)	17,223
Net cash (used in) provided by operating activities from continuing operations	(16,869)	493	—	—	(16,376)	9,042	(11,869)	3,090	(4,203)	(3,940)	—	(20,316)
Net cash (used in) provided by operating activities from discontinued operations	—	—	—	—	—	1,351	—	—	—	1,351	—	1,351
Net cash (used in) provided by operating activities	(16,869)	493	—	—	(16,376)	10,393	(11,869)	3,090	(4,203)	(2,589)	—	(18,965)
Cash Flows from Investing Activities:
Proceeds from disposal of property and equipment	453	—	—	—	453	96	—	92	—	188	—	641
Purchase of property and equipment	(7,194)	—	—	—	(7,194)	(133)	(131)	(227)	—	(491)	—	(7,685)
Net cash used in investing activities from continuing operations	(6,741)	—	—	—	(6,741)	(37)	(131)	(135)	—	(303)	—	(7,044)
Net cash provided by (used in) investing activities from discontinued operations	—	—	—	—	—	(33,909)	—	—	—	(33,909)	—	(33,909)
Net cash used in investing activities	$(6,741)	$—	$—	$—	$(6,741)	$(33,946)	$(131)	$(135)	$—	$(34,212)	$—	$(40,953)

DriveTime Automotive Group, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2013
(In thousands)

	DriveTime Automotive Group, Inc.					DT Acceptance Corp						DriveTime Automotive Group, Inc. and Subsidiaries
	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiary	Parent Company	Eliminations	Consolidated	Guarantor Subsidiaries Combined	Non- Guarantor Subsidiaries Combined	Parent Company	Eliminations	Consolidated	Eliminations
Cash Flows from Financing Activities:
Increase in restricted cash	$—	$—	$—	$—	$—	$(8,864)	$(6,896)	$—	$—	$(15,760)	$—	$(15,760)
Change in investments held in trust and collection account cash	—	—	—	—	—	—	(4,255)	—	—	(4,255)	—	(4,255)
Additions to portfolio warehouse facilities	—	—	—	—	—	—	75,000	—	—	75,000	—	75,000
Repayment of portfolio warehouse facilities	—	—	—	—	—	—	(139,410)	—	4,203	(135,207)	—	(135,207)
Additions to portfolio term financings	—	—	—	—	—	—	210,300	—	—	210,300	—	210,300
Repayment of portfolio term financings	—	—	—	—	—	—	(122,500)	—	—	(122,500)	—	(122,500)
Additions to other secured notes payable	20,000	—	—	—	20,000	—	—	—	—	—	—	20,000
Repayment of other secured notes payable	—	(464)	—	—	(464)	(93)	(57)	—	—	(150)	—	(614)
Payment of debt issuance costs	—	—	—	—	—	—	(348)	—	—	(348)	—	(348)
Dividend distributions	—	—	—	—	—	—	—	—	—	—	—	—
Net cash provided by (used in) financing activities from continuing operations	20,000	(464)	—	—	19,536	(8,957)	11,834	—	4,203	7,080	—	26,616
Net cash provided by financing activities from discontinued operations	—	—	—	—	—	32,553	—	—	—	32,553	—	32,553
Net cash provided by (used in) financing activities	20,000	(464)	—	—	19,536	23,596	11,834	—	4,203	39,633	—	59,169
Net increase (decrease) in cash and cash equivalents	(3,610)	29	—	—	(3,581)	43	(166)	2,955	—	2,832	—	(749)
Cash and cash equivalents at beginning of period	6,937	481	5	—	7,423	10	423	18,624	—	19,057	—	26,480
Cash and cash equivalents at end of period	3,327	510	5	—	3,842	53	257	21,579	—	21,889	—	25,731
Cash and cash equivalents from discontinued operations at end of period	—	—	—	—	—	—	—	—	—	—	—	—
Cash and cash equivalent from continuing operations at end of period	$3,327	$510	$5	$—	$3,842	$53	$257	$21,579	$—	$21,889	$—	$25,731

Tables of Contents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on March 24, 2014, as well as our condensed consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.
Unless otherwise indicated in this Quarterly Report on Form 10-Q, the terms “DriveTime,” the “Company,” “we,” “our” and “us” refer to DriveTime Automotive Group, Inc. and DT Acceptance Corporation and their respective subsidiaries as a consolidated entity.
Overview
DriveTime Automotive Group, Inc. (“DTAG”) is the leading used vehicle retailer in the United States with a primary focus on the sale and lease of quality used vehicles and related products to the subprime market. Through DTAG's sister company, DT Acceptance Corp ("DTAC"), we provide auto financing and loan servicing for substantially all of the vehicles we sell. Auto financing is provided through retail installment sales contracts (referred to herein as "loans" and/or "finance receivables"). Through our national network of Company owned and branded dealerships, we provide our customers with a comprehensive end-to-end solution for their automotive needs, including the sale, financing and maintenance of their vehicles. As of March 31, 2014 we operated 110 dealerships and 21 reconditioning facilities located in 50 designated marketing areas ("DMAs") in 20 states. As many of our customers may be unable to obtain financing to acquire a vehicle from another company, financing is an important component of our integrated business model and product offering. We fund this portfolio primarily through portfolio warehouse facilities, securitizations, and other portfolio term financings.
DTAG and DTAC are sister companies operating collectively under common control and are consolidated for financial reporting purposes. Generally, DTAG directs our retail vehicle sales operations and DTAC directs our financing and collections operations.
For the three months ended March 31, 2014, we sold and leased over 31,000 vehicles, and generated $527.7 million of total adjusted revenue, $78.9 million of adjusted EBITDA and DTAC originated $416.4 million of finance receivables to end the quarter with a loan portfolio of $2.1 billion.
First Quarter 2014 Highlights

•	First full quarter following the national introduction of our Driver's Seat Cancel Anytime Lease™ and unbundling initiatives.
The following items highlight our current period results compared against the first quarter of 2013:

•	Vehicles sold and leased per dealership increased 43.3%.

•	Total vehicles sold and leased increased 60.8% to 31,521.

•	Adjusted revenue(1) increased 34.7% to $527.7 million.

•	Adjusted EBITDA(1) increased 67.7% to $78.9 million.

•	Economic earnings(1) increased 117.6% to $51.4 million.

•	DTAC finance receivables portfolio increased to $2.1 billion.
(1) See definitions of adjusted revenue, adjusted EBITDA and economic earnings in "—Non-GAAP Discussion."

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
For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see the “Risk Factors” section of our Annual Report on Form 10-K, filed with the SEC on March 24, 2014, which identifies events and important risk factors that could cause actual results to differ materially from those contained in our forward-looking statements. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
Critical Accounting Policies
For information on critical accounting policies, see “Critical Accounting Policies” included in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2013. These policies relate to finance receivables, revenue recognition, allowance for credit losses, valuation of inventory, secured financings, and our limited warranty accrual.
Factors Affecting Comparability
We have set forth below selected factors that we believe had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
Revenue Recognition
In the fourth quarter of 2012 we began offering our DriveCare® Extended Vehicle Service Contract ("VSC") as a separately-priced optional product (apart from the vehicle) in certain regions in which we operate, and extended the offering to all dealerships by the end of the fourth quarter of 2013. During 2013, we expanded our selection of separately priced products to include Guaranteed Asset Protection ("GAP") and a GPS monitoring subscription ("GPS"). As a result, revenue associated with separately sold VSC, GAP and GPS ("Ancillary Products") is deferred and recognized over the life of the agreement in relation to the usage and expected duration of the products. For the three months ended March 31, 2014 and 2013, the gross negative impact to GAAP revenue due to the deferment of revenue associated with the unbundling of these ancillary products was $73.9 million and $6.8 million, respectively. The deferral of revenue, as required by GAAP, related to the sale of these products will continue to have a direct material impact on our gross revenue, gross margin and net profitability of vehicle sales in future periods compared to historical results. However, we believe the economic impact of unbundling will be accretive to the business due to the expected positive impacts to volume.
In 2013 we introduced Driver's Seat, our Cancel Anytime Lease™ program to our customers as an alternative financing option to purchasing a vehicle through an installment sales contract. Recognition of lease revenue is deferred over the expected term of the lease and is included in other income on the consolidated statements of operations.

Tables of Contents

Inilex
In June of 2013 we acquired a controlling interest in Inilex, a provider of GPS technology and telemetry solutions. In accordance with ASC 810 we consolidate Inilex's results into our financial statements and eliminate all intercompany transactions. The impact of this consolidation resulted in $3.1 million of additional revenue included in other income for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. As a result of the application of this guidance, the consolidated statements of operations show a net loss attributable to the noncontrolling interest in Inilex in the amount of $0.6 million.
Segments
On December 5, 2013, DTAC sold GO Financial to the shareholders of DTAC. Through the sale of GO we eliminated our indirect lending operating segment. We have determined the sale of GO qualifies for and is presented as a discontinued operation based on the guidance provided in ASC 205—Presentation of Financial Statements, and that we currently operate with only one reportable segment.
Seasonality
Historically, we have experienced higher revenues in the first quarter of the calendar year than in the last three quarters of the calendar year. We believe these results are due to seasonal buying patterns resulting, in part, because many of our customers receive income tax refunds during the first quarter of the year, which are a primary source of down payments on used vehicle purchases. Our loan portfolio also has historically followed a seasonal pattern, with delinquencies and charge-offs being the highest in the second half of the year.
Accrued limited warranty liability
The accrued limited warranty liability represents our estimated obligations related to our limited warranty that was previously included in the bundled price of vehicle sales. As a result of our unbundling initiative, estimated warranty expenses which were recorded at the time of sale are now expensed when incurred while revenue is deferred and recognized over the life of the agreement, in accordance with GAAP. Because we unbundled VSC, we no longer accrue for a warranty liability for our service contracts sold. As a result, the accrued limited warranty liability will gradually decrease as the number of vehicles covered under our bundled product diminishes through pay-offs, charge-offs and mileage/age limitations.
Allowance impact of unbundling
When certain customer's ancillary products are terminated prior to the end of the contractual service period, a prorated refund is applied to the outstanding principal balance of their loan. When analyzing the allowance for credit losses required for our portfolio of finance receivables, we now factor expected customer refunds into our estimated recoveries on charged-off loans. As a result, we expect the allowance for credit losses to be lower in future periods.

Tables of Contents

Selected Historical Consolidated Financial and Other Data
The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated.

	As of and for the
	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Consolidated Statements of Operations Data:	($ In thousands except per vehicle data)
Total revenue	$453,768	$385,028
Income (loss) before income taxes	$(104)	$18,163
Net income (loss) from continuing operations	$(1,005)	$17,821
Other Financial Data:
Adjusted revenue (1)	$527,669	$391,806
Economic earnings (1)	$51,395	$23,618
Adjusted EBITDA (1)	$78,903	$47,041
Dealerships:
Dealerships in operation at end of period	110	100
Average number of dealerships (2)	110	98
Number of states	20	19
Number of DMAs	50	47
Retail Volume:
Number of used vehicles sold	24,127	19,607
Number of vehicles leased	7,394	—
Total vehicles sold and leased	31,521	19,607
Average vehicles sold and leased per dealership per month	96	67
Number of leases outstanding—end of period	10,351	—
Vehicle lease fleet—end of period	$74,434	—
DTAC Loan Portfolio:
Principal balances originated	$416,390	$311,829
Portfolio debt interest expense (3)	$11,039	$10,186
Average amount financed per loan origination	$17,499	$15,982
Number of loans outstanding—end of period	160,270	145,210
Average finance receivable principal outstanding	$1,918,167	$1,616,127
Average effective yield on loan portfolio (4)	18.8%	19.1%
Allowance for credit losses as a percentage of portfolio principal	15.4%	15.7%
Portfolio delinquencies 31-90 days	9.0%	10.1%
Net charge-offs as a percentage of average principal outstanding	3.6%	3.8%
Financing and Liquidity:
Unrestricted cash and availability (5)	$118,827	$177,763
Ratio of net debt to adjusted shareholders’ equity (6)	2.9x	2.7x
Average total debt	$1,726,239	$1,440,300
Weighted average effective borrowing rate on total debt (7)	4.9%	5.1%

Tables of Contents

	March 31, 2014	December 31, 2013
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$31,197	$30,754
Finance receivables (8)	$2,131,714	$1,938,931
Allowance for credit losses	$(319,753)	$(299,516)
Vehicle inventory	$285,394	$319,567
Total assets	$2,552,240	$2,326,386
Deferred revenue	$100,746	$42,133
Total debt (9)	$1,813,972	$1,686,501
Long term debt	$1,330,437	$1,080,604
Shareholders’ equity	$488,264	$488,024
Adjusted shareholder's equity (1)	$581,431	$529,692

(1)	See definitions of adjusted revenue, economic earnings, adjusted EBITDA, and adjusted shareholder's equity in "—Non-GAAP Discussion."

(2)	Average number of dealerships represents the average number of dealerships open during the periods presented above.

(3)	Portfolio interest expense is the interest paid related to the outstanding amounts on our securitizations and amounts drawn on our warehouse facilities.

(4)
Average effective yield represents the interest income earned at the contractual rate (stated APR) less the write-off of accrued interest on charged-off loans plus interest earned on investments held in trust and late fees earned.

(5)
Unrestricted cash and availability consists of cash and cash equivalents plus available borrowings under the portfolio warehouse, residual, and inventory facilities, based on assets pledged or available to be pledged to the facilities.

(6)
Net debt is calculated as total debt less restricted cash and investments held in trust securing various debt facilities. Adjusted shareholders’ equity is calculated as total shareholders’ equity plus deferred income. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Discussion” for a reconciliation of total shareholders’ equity to adjusted shareholders’ equity.

(7)	Weighted average effective borrowing rate includes the effect of amortization of discounts, debt issuance costs, and unused line fees.

(8)	Includes principal balances, recovery receivables, accrued interest, and capitalized loan origination costs.

(9)	Total debt includes portfolio warehouse facilities, portfolio term financings, senior secured notes and other secured notes payable.
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three months ended March 31,
	2014	2013	% Change
Revenue:	($ in thousands)
Sales revenue	$352,162	$309,468	13.8%
Interest income	88,261	74,971	17.7%
Other income	13,345	589	*
Total revenue	453,768	385,028	17.9%
Costs and expenses:
Cost of sales	259,248	211,638	22.5%
Provision for credit losses	89,084	77,842	14.4%
Portfolio debt interest expense	11,039	10,186	8.4%
Non-portfolio debt interest expense	1,675	1,319	27.0%
Senior secured debt interest expense	8,033	6,641	21.0%
Selling and marketing	12,037	8,904	35.2%
General and administrative	63,116	45,058	40.1%
Depreciation expense	9,640	5,277	82.7%
Total costs and expenses	453,872	366,865	23.7%
Income (loss) before income taxes	(104)	18,163	(100.6)%
Deferred income adjustments (1)	51,499	5,455	844.1%
Economic earnings (1)	$51,395	$23,618	117.6%

(1)
Deferred income adjustments and economic earnings are non-GAAP financial measures. See "—Non-GAAP Discussion" for definitions the related terms and general discussion relating to non-GAAP financial measures.

*    Greater than 150%

Tables of Contents

Sales revenue
Sales revenue increased 13.8% for the three months ended March 31, 2014 primarily due to a 9.0% increase in the average number of vehicles sold per dealership and an increase in the average number of dealerships in operation compared to 2013. The increase in average number of vehicles sold per dealership was driven by our unbundling pricing initiative, which separates the price of the vehicle from each of the ancillary products offered for sale. The average number of dealerships increased, as a result of opening a net of ten additional dealerships since March 31, 2013. These increases were partially offset by the accounting effects of deferring revenue associated with our ancillary products, including VSC, GAP and GPS. Excluding the accounting effects of unbundling, which deferred approximately $73.9 million, sales revenue would have increased 34.7% over first quarter 2013.
Interest income
Interest income increased during the three months ended March 31, 2014 compared to 2013. This increase is primarily due to an increase in our average portfolio finance receivables principal outstanding. The increase in portfolio size was driven by an increase in origination volume and an increase in the average amount financed per loan origination. These increases were partially offset by a decrease in average portfolio effective yield. The decrease in portfolio yield is directly related to a decrease in APR of newly originated loans. See also "—Originations" for further discussion.
Other income
Other income increased for the three months ended March 31, 2014 compared to 2013 primarily due to $9.6 million of revenue from our Driver's Seat Cancel Anytime Lease™ program which was introduced throughout our dealership network in the fourth quarter of 2013. For the three months ended March 31, 2014, we leased an average 23 vehicles per dealership per month, which is mostly incremental new business from a previously underserved lower credit segment of the market. Additionally, other income increased $3.1 million related to the acquisition of a controlling interest in Inilex in June of 2013.
Cost of sales
Total cost of sales increased for the three months ended March 31, 2014 compared to 2013 as a result of the increase in the number of vehicles sold combined with an increase in the average acquisition cost per vehicle sold. The average acquisition cost per vehicle increased primarily as a result of selling a lower mileage and newer model year vehicle compared to 2013.
Gross margin

	Three months ended March 31,
	2014	2013	% Change
GAAP gross margin percentage (1)	26.8%	31.6%	(15.2)%
Economic gross margin percentage (2)	39.7%	33.4%	18.9%
(1)     GAAP gross margin is the difference between sales revenue and cost of sales as a percent of sales revenue

(2)	Economic gross margin is a non-GAAP measure calculated as gross margin plus deferred income as a percentage of sales revenue. See "—Non-GAAP Discussion" for further information.
The decrease in gross margin as a percentage of sales revenue for the three months ended March 31, 2014 compared to 2013, is primarily attributable to the accounting effects related to offering our ancillary products as separately-priced products. Excluding the effects of selling our ancillary products as separately-priced items, gross margin would have increased 18.9% compared to 2013.
Provision for credit losses
Provision for credit losses increased for the three months ended March 31, 2014 compared to 2013, primarily as a result of an increase in the principal balance of loans outstanding due to increased origination volume, which DTAC directly finances. The increase in origination volume was partially offset by a decrease in the allowance as a percent of our portfolio loan principal due to an increase in expected recoveries. Although vehicle recovery values are expected to decrease in the near term, total recoveries are expected to increase due to a growing percentage of our loans with VSC and GAP and the positive impact resulting from the application of pro-rated customer refunds on terminated VSC and GAP applied to the customers outstanding loan balance. The effect of refunds on the allowance is further described below in the discussion on the changes in the allowance for credit losses.
Net charge-offs as a percent of average outstanding principal decreased to 3.6% from 3.8% for the three months ended March 31, 2014 compared to 2013. The decrease in net charge-off percentage is the result of a decrease in gross charge-offs, which was partially offset by a decrease in our periodic recovery rate. Gross principal charged-off decreased to 5.6% compared to 6.1% for the three months ended March 31, 2014 and 2013, respectively. Gross loss rates were positively affected by improvements in delinquencies resulting from the normalization of collections staffing levels and a decrease in the seasoning of

Tables of Contents

our loan portfolio. This positive effect was partially offset by a higher amount financed and longer terms of our loan portfolio, which equates to a higher principal charge-off per loan. Recoveries as a percentage of principal charged-off decreased to 36.2% from 37.9% for the three months ended March 31, 2014 and 2013, respectively, due to the continued softening of the wholesale used vehicle market as a result of rising new vehicle sales, increasing the inventory of used vehicles from trade-ins, and an increase in supply of fleet vehicles as rental companies are more active in retiring vehicles. The positive impact of expected ancillary product refunds and an increase in estimated sales tax credits partially offset the decline in vehicle recovery values.
Our allowance as a percent of loan principal outstanding decreased to 15.4% at March 31, 2014 from 16.0% at December 31, 2013. When certain customer's ancillary products are terminated prior to the end of the contractual service period, a prorated refund is applied to the outstanding principal balance of their loan. When analyzing the allowance for credit losses, we now factor expected customer refunds into our estimated recoveries on charged-off loans. As a result, we expect the allowance for credit losses to be lower in future periods. The increase in expected ancillary refunds resulted in a net benefit of 0.6% to our allowance as of March 31, 2014.
Portfolio debt interest expense
Portfolio debt interest expense increased for the three months ended March 31, 2014, compared to 2013. This increase is the result of an increase in the average portfolio debt outstanding to $1.3 billion from $1.1 billion for the three months ended March 31, 2014 and 2013, respectively, resulting from an increase in vehicle sales and loan originations. These increases were partially offset by a decrease in the overall cost of funds of our portfolio debt to 3.4% from 3.7% for the same periods. The decrease in our costs of funds is a result of lower borrowing costs of our recent securitizations, bank term financing, and warehouse facilities.
Non-portfolio debt interest expense
Non-portfolio debt interest expense increased for the three months ended March 31, 2014, compared to 2013. The increase was primarily due to increased average borrowings on our inventory facility to $132.0 million from $92.0 million for the three months ended March 31, 2014 and 2013, respectively, related to the overall increase in our vehicle inventory as we carried higher inventory levels per dealership to accommodate increased sales and lease volume.
Senior secured debt interest expense
Senior secured debt interest expense increased for the three months ended March 31, 2014, compared to 2013. The increase is due to an additional $50.0 million of Senior Secured Notes issued in May 2013.
Selling and marketing expenses
Selling and marketing expenses increased for the three months ended March 31, 2014, compared to 2013. The increase is due primarily to our geographic expansion into new markets, the introduction of new offerings such as Driver's Seat Cancel Anytime Lease™ and the commencement of a national marketing campaign. Though total selling and marketing expenses increased compared to 2013, selling and marketing per vehicle sold and leased decreased 15.9% for the three months ended March 31, 2014 compared to 2013.
General and administrative expenses
General and administrative expenses increased for the three months ended March 31, 2014 compared to 2013. This increase was primarily due to an increase in operating lease expense associated with an increased number of dealerships and reconditioning centers in operation, and a corresponding increase in salaries and wages. Operating expenses also increased due to the consolidation of Inilex in June 2013.
Depreciation expense
Depreciation expense increased for the three months ended March 31, 2014 compared to 2013. The majority of the increase was related to the launch of our Driver's Seat Cancel Anytime Lease™ program, which was introduced in the fourth quarter of 2013.
Income (loss) before income taxes
The decrease in income (loss) before income taxes is due to the accounting effects of deferring income from the sale of our ancillary products. Excluding the accounting effects of the change in deferred income, economic earnings for the three months ended March 31, 2014 and 2013 would have been $51.4 million and $23.6 million, respectively. Economic earnings increased due to an increase in the average number of vehicles sold and leased per dealership. The additional vehicle volume was driven by an increase in leads and applications stemming from our unbundling pricing initiative, coupled with incremental lease volume from our Driver's Seat Cancel Anytime Lease™ program.

Tables of Contents

DTAC Originations
The following table sets forth information regarding our originations for the periods indicated:

	Three Months Ended March 31,
	2014	2013	Change
	($ In thousands except per loan data)
Loan principal amount originated	$416,390	$311,829	$104,561
Number of loans originated	23,795	19,512	4,283
Average amount financed per loan origination	$17,499	$15,982	$1,517
Average APR originated	20.3%	19.9%	0.4%
Average loan term (in months)	65.7	63.6	2.1
Average down payment per loan origination	$976	$1,194	$(218)
Average down payment as a percent of amount financed	5.6%	7.5%	(1.9)%
Percent of vehicle sales financed	98.6%	99.5%	(0.9)%
The increase in origination volume and number of loans originated was due to an increase in the number of used vehicles sold. The increase in the average amount financed and decrease in average down payment per origination are a result of an improved quality of vehicle and an improvement in the overall credit grade mix of originations. Average APR increased as a result of vehicle mix, credit grade mix, and changes to our overall pricing strategy, which are designed to optimize affordability for our customers, while considering the effects of retail cost and vehicle pricing.
Finance receivables portfolio
The following table depicts the characteristics of our finance receivables portfolio for the periods indicated:

	Three Months Ended March 31,
	2014	2013	Change
Average remaining principal balance per loan, end of period	$12,908	$11,755	$1,153
Weighted Average APR of loans outstanding	20.0%	20.3%	(0.3)%
Average age per loan (in months)	13.8	14.5	(0.7)
Delinquencies:
1-30 days	26.4%	28.0%	(1.6)%
31-60 days	6.0%	6.9%	(0.9)%
61-90 days	3.0%	3.2%	(0.2)%
91-120 days	1.6%	0.5%	1.1%
Total Past Due	37.0%	38.6%	(1.6)%
Delinquencies
As a percentage of total outstanding loan principal balances, delinquencies 1-30 days decreased 1.6%, while delinquencies over 30 days remained consistent at 10.6% compared to 2013. Total delinquencies decreased due to a decrease in the average age of the portfolio, the return to normal staffing levels for collection personnel and improved collections attributed to enhancements in our payment and collection strategies. In addition, in the first quarter of 2014, we expanded our payment criteria for customers over 90 days past due, which increased delinquencies in the 91-120 day category.
Liquidity and Capital Resources
General
We require capital to provide financing to our customers, purchase vehicle inventory for sale or lease, to open new dealerships and reconditioning facilities, to invest in new business opportunities and joint venture partnerships and for general corporate purposes, including property and equipment acquisition and other operational expenses.
We have historically funded our capital requirements through operating cash flow, portfolio warehouse facilities, securitizations, bank term financings, residual cash flows from securitizations and warehouse facilities, term facilities, inventory and other revolving debt facilities, real estate mortgage financing, and other notes payable (including Senior Secured Notes, junior secured notes, senior unsecured notes, and subordinated notes).

Tables of Contents

Recent financing and cash flow transactions
In January 2014, we completed our 2014-1 securitization, issuing $267.8 million of asset-backed securities with an original duration weighted average coupon of 2.57%. The securities were rated in tranches with credit ratings from AAA to BBB by Standard and Poor's Rating Service, DBRS Inc, and Kroll Bond Rating Agency.
In April 2014, we completed our 2014-2 securitization, issuing $288.8 million of asset-backed securities with an original duration weighted average coupon of 2.39%. The securities were rated in tranches with credit ratings from AAA to BBB by Standard and Poor's Rating Service and DBRS Inc.
Liquidity
The following is a summary of total available liquidity, consisting of unrestricted cash and current availability under our portfolio warehouse and inventory facilities for the periods indicated:

	March 31, 2014	December 31, 2013	March 31, 2013
Liquidity	(In thousands)
Unrestricted Cash	$31,197	$30,754	$25,731
Portfolio Warehouse Facilities	87,630	99,850	103,353
Inventory Facility	—	3,679	18,679
Discontinued Operations	—	—	30,000
Total Liquidity	$118,827	$134,283	$177,763
The following table presents a summary of our access to liquidity under our portfolio warehouse facilities and our inventory facility based on collateral pledged as of March 31, 2014:

Components of Liquidity	Facility Amount	Amount Drawn	Unused Facility Amount	Borrowing Base	Amount Drawn	Total Availability
	(In thousands)
Deutsche Bank Warehouse Facility	$150,000	$101,500	$48,500	$114,582	$101,500	$13,082	(1)
Wells Fargo Warehouse Facility	150,000	110,500	39,500	112,085	110,500	1,585	(2)
RBS Warehouse Facility	125,000	90,000	35,000	92,996	90,000	2,996	(3)
DTAC Receivables	N/A	N/A	N/A	69,967	N/A	69,967	(4)
Total Portfolio Warehouse Facilities	$425,000	$302,000	$123,000	$389,630	$302,000	$87,630
Term Residual Facility	50,000	50,000	—	50,000	50,000	—
Inventory Facility	130,000	130,000	—	130,000	130,000	—
	$605,000	$482,000	$123,000	$569,630	$482,000	87,630
Unrestricted Cash						31,197
Total Cash and Availability						$118,827

(1)	Excludes $5.3 million of warehouse cash collections per borrowing base definition.

(2)	Excludes $5.0 million of warehouse cash collections per borrowing base definition.

(3)	Assumes collection and reserve amounts on deposit of $4.6 million are used to paydown amount drawn.

(4)
Includes $107.1 million of unpledged qualifying receivables that can be pledged immediately and bring total borrowing to our maximum capacity. The borrowing base is the lesser of total eligible collateral multiplied by the applicable advance rate and the facility amount.

Changes in liquidity
Changes in liquidity are affected by increases and decreases to our operating cash flow, changes in advance rates on our portfolio warehouse and residual facilities, capacity of our portfolio warehouse and inventory facilities, portfolio term financings, issuance of senior notes and changes in other notes payable.

Tables of Contents

The following is a summary of changes in liquidity for each period presented:

	Three months ended March 31, 2014
	2014	2013
	(In thousands)
Liquidity, Beginning of Period	$134,283	$138,402
Net increase (decrease) in cash and cash equivalents	443	(749)
Increase (decrease) in portfolio warehouse availability	(12,220)	49,168
(Decrease) in term residual facility availability	—	(9,058)
(Decrease) in inventory facility availability	(3,679)	(30,000)
Increase in discontinued operations	—	30,000
Net increase (decrease) in liquidity	$(15,456)	$39,361
Liquidity, End of Period	$118,827	$177,763
     Liquidity for the three months ended March 31, 2014 decreased $15.5 million, primarily due to the growth of our Driver's Seat lease fleet, which is not currently eligible for borrowing under our existing inventory facility. Additionally, liquidity decreased from a $10.0 million seasonal decrease in size of our inventory facility. These decreases were partially offset by the completion of our 2014-1 securitization.
Liquidity for the three months ended March 31, 2013 increased $39.4 million compared to December 31, 2012, as a result of an increase in the advance rate on our warehouse facility with RBS, obtaining $30 million of availability for GO and drawing $75.0 million from the term residual facility. These increases were partially offset by a seasonal decrease in the size of the inventory facility and an increase in operational cash requirements.
Cash flows
Operating activities
For the three months ended March 31, 2014, net cash used in operating activities increased $21.5 million compared to 2013. The increase was primarily due to an increase in originations over collections and recoveries of principal balances received, partially offset by a decrease in our vehicle inventory as a result of increased sales volume. The increases in cash used were partially offset by an increase in operational liabilities related to the growth of our business.
Investing activities
For the three months ended March 31, 2014, net cash used in investing activities increased $15.5 million compared to 2013. The increase in cash used in investing activities was primarily due to an increase in cash used to increase our Driver's Seat vehicle lease fleet.
Financing activities
For the three months ended March 31, 2014, net cash provided by financing activities increased $38.1 million compared to 2013. This increase was primarily related to increases in our loan portfolio and corresponding increases to our portfolio term financings coupled with additional borrowings on our warehouse facilities. Portfolio term financings increased due to the completion of our 2014-1 securitization, whereas we did not securitize in the first quarter 2013. The increase in warehouse borrowings were facilitated through increases in advance rates and increases in 2014 originations, both of which increased the eligible collateral under our facilities. Partially offsetting these increases were decreases in additions to other secured notes and our portfolio term residual facility. Net cash from other secured notes decreased as we reduced the amount borrowed on our inventory facility due to the seasonal reduction of our inventory facility. Net cash from our portfolio term residual facility decreased due to the reduction in size of the facility from $100.0 million in 2013 to $50.0 million in 2014.
Senior Secured Notes Collateral
Our existing Senior Secured Notes contain a collateral coverage ratio covenant of 1.5x the outstanding Senior Notes. The following is the calculation of the collateral coverage ratio as of March 31, 2014 and is not meant to portray a GAAP summary of collateral but rather a summary of collateral as it resides legally within the Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Co-Issuers.

Tables of Contents

	As of March 31, 2014
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Co-Issuers	Total
Collateral amounts:	(In thousands)
Net finance receivables value (1)	$—	$256,023	$207,794	$463,817
Net vehicle inventory value (2)	99,219	—	—	99,219
Total collateral amount	$99,219	$256,023	$207,794	$563,036
12.625% senior secured notes				250,000
Collateral coverage ratio				2.3x

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
Impact of New Accounting Pronouncements
For a discussion of recent accounting pronouncements applicable to us, see Note 14 — Recent Accounting Pronouncements, to our condensed consolidated financial statements included in Item 1 of this report.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
We lease the majority of our dealerships and reconditioning facilities under operating leases. See "Note 11 — Commitments and Contingencies—Lease commitments" to our condensed consolidated financial statements included in Item 1 of this report.
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
In prior years, the used vehicle market experienced strong appreciation in used vehicle wholesale prices. The appreciation resulted, in part, from a reduced supply of used vehicles in the market due to a decline in new car industry sales coupled with a decrease in used vehicle trade-in activity compared with pre-recession levels. Higher wholesale values increased our vehicle acquisition and related costs, which led us to increase the age and mileage of vehicles we sold in order to maintain customer affordability. The increase in costs led to an increase in the average selling price for used vehicles, of which we only passed a portion of these costs to our customers to maintain customer affordability. Higher wholesale values also improved our recovery values as a percentage of principal charged-off.
Non-GAAP Discussion
Adjusted revenue, economic earnings, adjusted EBITDA, adjusted EBITDA and adjusted shareholder's equity, which we refer to as non-GAAP financial measures, are supplemental measures of our financial performance that are not required by, or presented in accordance with GAAP. The non-GAAP financial measures are not measures of our financial performance under GAAP and should not be considered as an alternative to GAAP net income (loss) or any other performance measures derived in accordance with GAAP.
We present non-GAAP financial measures because we consider them to be important supplemental measures of our operating performance. The adjustments in our calculations of adjusted revenue and economic earnings exclude the impact of deferred income and expense related to the unbundling of our ancillary products, allowing for greater comparability to revenue and pre-tax income (loss) figures from periods prior to the unbundling of our ancillary products. The deferred income adjustment in our calculation of adjusted EBITDA is made because management believes it represents our core economic operating performance. Management considers our core operating performance to be that which can be affected by our

Tables of Contents

managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. The lease fleet depreciation expense adjustment in our calculation of adjusted EBITDA is made because management believes depreciation on income producing assets is part of our core operating performance. The adjustments in our calculation of adjusted shareholders' equity are made because management believes it demonstrates the core economic position of the underlying business, and considers the income that would have been recognized if not for the deferral of income associated with ancillary products.
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
Adjusted revenue represents total GAAP revenue plus the change in deferred revenue for the period. The following table presents a reconciliation of total revenue to adjusted revenue for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Total revenue	$453,768	$385,028
Change in deferred revenue (1)	58,613	6,778
Change in refund reserve (2)	15,288	—
Adjusted revenue	$527,669	$391,806

(1)
Change in deferred revenue represents the difference (change) in the amount of revenue deferred on the balance sheet at the time of sale related to the sale of our ancillary products, offset by revenue accreted into sales revenue for the period.

(2)
Change in refund reserve is the net change in the amount reserved on the balance sheet at time of sale for ancillary products. The amount reserved represents our expectation of pro-rated refunds at termination of the service of the products, which are applied to reduce the customer's outstanding loan balance.

Economic earnings represents GAAP pre-tax income from continuing operations plus the change in deferred revenue and refund reserve associated with the unbundling of ancillary products, net of deferred expenses and the allowance impact of refunds attributable to ancillary products. The following table presents a reconciliation of income before income taxes to economic earnings for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Income before income taxes	$(104)	$18,163
Change in deferred revenue (1)	58,613	6,778
Change in refund reserve (2)	15,288	—
Change in expected expense (3)	(9,037)	(1,323)
Allowance impact of recoveries attributable to ancillary refunds (4)	(13,365)	—
Economic earnings	$51,395	$23,618

(1)
Change in deferred revenue represents the difference (change) in the amount of revenue deferred on the balance sheet at the time of sale related to the sale of our ancillary products, offset by revenue accreted into sales revenue for the period.

(2)
Change in refund reserve is the net change in the amount reserved on the balance sheet at time of sale for ancillary products. The amount reserved represents our expectation of pro-rated refunds at termination of the service of the products.

(3)
Change in expected expense represents the change in our estimated total future costs associated with ancillary products. Under GAAP, we do not recognize costs of these products until they are incurred, however, for purposes of this calculation, we have estimated the expected life of product cost to be comparable to prior year.

(4)
Allowance impact of recoveries attributable to ancillary refunds represents the estimated allowance for credit losses benefit associated with expected refunds generated by the termination of ancillary products. When certain customer's ancillary products are terminated prior to the end of the contractual service period, a prorated refund is applied to the outstanding principal balance of their loan. When analyzing the allowance for credit losses required for our portfolio of finance receivables, we now factor expected customer refunds into our estimated recoveries on charged-off loans. The benefit of these expected recoveries is removed from economic earnings.

EBITDA represents GAAP net income (loss) from continuing operations before income tax expense, total interest expense (the sum of portfolio, non-portfolio, senior secured, and senior secured–related party debt interest expense) and depreciation expense. Adjusted EBITDA represents EBITDA plus the change in deferred income less lease fleet depreciation expense.

Tables of Contents

In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider such non-GAAP measures in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that they reflect, among other things:

•	cash expenditures for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital requirements;

•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	the cost or cash required to replace assets that are being depreciated or amortized; and

•	the impact on our reported results of earnings or charges resulting from items accounted for in the GAAP measure from which EBITDA and Adjusted EBITDA are derived.
Because of these limitations, EBITDA, Adjusted EBITDA and other non-GAAP financial measures should not be considered as discretionary cash available to us to reinvest in the growth of our business. You should compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP financial measures on a supplemental basis.

The following table presents a reconciliation of GAAP net income (loss) from continuing operations to EBITDA and Adjusted EBITDA, which are non-GAAP measures, for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income (loss) from continuing operations:	$(1,005)	$17,821
EBITDA adjustments:
Income tax expense	901	342
Total interest expense (1)	20,747	18,146
Depreciation expense	9,640	5,277
EBITDA	30,283	41,586
Lease fleet depreciation expense	(2,879)	—
Deferred income adjustments (2)	51,499	5,455
Adjusted EBITDA	$78,903	$47,041

(1)
Total interest expense is the sum of portfolio debt interest expense, non-portfolio debt interest expense, senior secured debt interest expense, and senior secured debt interest expense to related parties as presented on our consolidated statement of operations for the periods presented.

(2)
Deferred income adjustments represents the sum of the change in deferred revenue, change in refund reserve, change in expected expense and the allowance impact of recoveries attributable to ancillary refunds.

Adjusted shareholders' equity represents total GAAP shareholders' equity plus deferred income. The following table presents a reconciliation of total shareholders’ equity to adjusted shareholders’ equity for the periods indicated:

	March 31, 2014	December 31, 2013
	(In thousands)
Total shareholder's equity	$488,264	$488,024
Deferred income adjustments (1)	93,167	41,668
Adjusted shareholder's equity	$581,431	$529,692

(1)
Deferred income adjustments represents the sum of the change in deferred revenue, change in refund reserve, change in expected expense and the allowance impact of recoveries attributable to ancillary refunds.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our market risk since December 31, 2013. For information on our exposure to market risk, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K filed with the SEC on March 24, 2014.

Tables of Contents

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
Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Tables of Contents

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
The description of our material pending legal proceedings is set forth in Note 11 — Commitments and Contingencies to our condensed consolidated financial statements included in Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors
In connection with information set forth in this quarterly report on Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K filed with the SEC on March 24, 2014, should be considered. These risks could materially and adversely affect our business, financial condition, and results of operations. There have been no material changes to the factors discussed in our Form 10-K.

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

Tables of Contents

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

4.5	Pledge Letter dated as of May 1, 2013, amending the Pledge Agreement dated as of June 4, 2010 (incorporated by reference to Exhibit 4.9 to our Quarterly Report on Form 10-Q filed on August 9, 2013)

4.6	Pledge Letter dated as of December 30, 2013, amending the Pledge Agreement dated as of June 4, 2010 (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K filed on March 25, 2014)

Tables of Contents

Exhibit #	Description of Document
4.7
Intercreditor Agreement, dated as of June 4, 2010, among Santander Consumer USA Inc. and Manheim Automotive Financial Services, Inc., Wells Fargo Bank, National Association, and as Trustee for the Holders (as defined therein), DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, and DT Acceptance Corporation, and each of the other Loan Parties party thereto (incorporated by reference to Exhibit 4.1.6 to our Registration Statement on Form S-4/A filed on February 2, 2011)

4.8
Registration Rights Agreement, dated June 4, 2010, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, DriveTime Car Sales Company, LLC, DriveTime Sales and Finance Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Jefferies & Company, Inc., RBS Securities Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-4/A filed on October 19, 2010)

4.9
Registration Rights Agreement, dated June 6, 2011, by and among DT Acceptance Corporation, DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DT Credit Company, LLC, DT Jet Leasing, LLC, Approval Services Company, LLC and RBS Securities Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 10, 2011)

4.10
Registration Rights Agreement, dated May 2, 2013, by and among DriveTime Automotive Group, Inc., DT Acceptance Corporation, the subsidiary guarantors named therein and the Initial Purchases set forth on Schedule I thereto. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 8, 2013)

10.1
Amendment No. 1, dated January 31, 2014, to the Loan and Security Agreement, dated November 20, 2012, by and among DT Funding, LLC, DT Credit Company, LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, N.A.*

10.2
Amendment No. 4, dated March 3, 2014, to Loan and Servicing Agreement dated December 28, 2011, by and among DT Warehouse, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, Deutsche Bank AG, New York Branch and the other partied listed therein (incorporated by reference to Exhibit 10.13.5 to our Annual Report on Form 10-K filed on March 25, 2014)††

10.3
Amendment No. 5 to the Loan and Security Agreement, dated March 31, 2014, among DriveTime Automotive Group, Inc., DT Acceptance Corporation, LLC, DT Warehouse V, LLC, DT Credit Company, LLC, Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, National Association, as collateral custodian (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 7, 2014)

10.4
Amendment No. 2 to the Fourth Amended and Restated Loan and Security Agreement, dated March 31, 2014, among DriveTime Automotive Group, Inc., DriveTime Sales and Finance Company, LLC, DriveTime Car Sales Company, LLC, DriveTime Ohio Company, LLC, Carvana, LLC, Driver’s Seat, LLC, and Wells Fargo Bank, N.A., as the agent and as lender (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 7, 2014)

10.5
Amendment No. 2 to Loan and Security Agreement, dated March 31, 2014, among DT Funding, LLC, DT Credit Company, LLC, and Wells Fargo Bank, National Association, in its capacities as lender, administrative agent, collateral custodian, and backup servicer (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 7, 2014)

10.6
Modification Number Two to Master Loan Agreement, dated March 31, 2014, by and between DT-WF SPE and Wells Fargo Bank, N.A., as lender (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 7, 2014)

10.7	Restricted Stock Agreement, dated as of April 18, 2014, by and between DriveTime Automotive Group, Inc. and Raymond C. Fidel*+

10.8	Restricted Stock Agreement, dated as of April 18, 2014, by and between DT Acceptance Corporation and Raymond C. Fidel*+

10.9
Amended and Restated Shareholders’ Agreement, dated as of April 18, 2014, among DriveTime Automotive Group, Inc., Ernest C. Garcia II, the Ernest C. Garcia III Multi-Generational Trust III, the Ernest Irrevocable 2004 Trust III, and Raymond C. Fidel*

10.10
Amended and Restated Shareholders’ Agreement, dated as of April 18, 2014, among DT Acceptance Corporation, Ernest C. Garcia II, the Ernest C. Garcia III Multi-Generational Trust III, the Ernest Irrevocable 2004 Trust III, and Raymond C. Fidel*

10.11	DriveTime Senior Management Executive Incentive Program, dated March 20, 2014*+

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Tables of Contents

Exhibit #	Description of Document
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

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

DRIVETIME AUTOMOTIVE GROUP, INC.

Date: May 8, 2014	By:	/s/ Mark G. Sauder
Name: Mark G. Sauder
Title: Chief Financial Officer & Executive VP